Form 10QSB
period 2000-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2000-11-13
CIK 1115055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to



                        Pinnacle Financial Partners, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                                 6711                                62-1812853
  -------------------------        ----------------------------          ------------------------------------
  (State of jurisdiction of        (Primary Standard Industrial          (I.R.S. Employer Identification No.)
incorporation or organization)      Classification Code Number)

           211 Commerce Street, Suite 300, Nashville, Tennessee 37201
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (615) 744-3700
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [XX] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      1,910,000 shares of common stock, $1.00 par value per share, issued and outstanding as of November 13, 2000.

      Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I:

     Item 1.  Financial Statements.

     Item 2.  Management's Discussion and Analysis and Plan of Operations.

PART II:

     Item 1.  Legal Proceedings.

     Item 2.  Change in Securities and Use of Proceeds.

     Item 3.  Defaults Upon Senior Securities.

     Item 4.  Submission of Matters to a Vote of Security Holders.

     Item 5.  Other Information.

     Item 6.  Exhibits and Reports on Form 8-K.

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Pinnacle Financial Partners, Inc. (the "Company") are set forth in the following pages:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----

Balance Sheets as of March 31, 2000 and September 30, 2000 (unaudited) ..............................   4

Statements of Operations and Accumulated Deficit for the three month period ending September 30, 2000
    (unaudited) and for the period February 28, 2000 (inception) to September 30, 2000 (unaudited) ..   5

Statement of Cash Flows for the period February 28, 2000 (inception) to September 30, 2000
    (unaudited) .....................................................................................   6

Notes to Financial Statements .......................................................................   7

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                                                              MARCH 31,    SEPTEMBER 30,
                                                                                2000           2000
                                                                            ------------    ------------
                                                                                             (UNAUDITED)
                                     ASSETS

Cash and cash equivalents ...............................................   $     19,844    $     27,797
Security available for sale, at market ..................................             --      17,435,502
Deferred stock offering costs ...........................................          9,500              --
Premises and equipment, net of accumulated depreciation                               --       2,128,566
Other assets ............................................................         27,246         123,253
                                                                            ------------    ------------
          Total assets ..................................................   $     56,590    $ 19,715,118
                                                                            ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
     Line of credit .....................................................   $    100,000    $  1,066,135
     Accounts payable and accrued expenses ..............................         43,678       1,484,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $1 par value; 10,000,000 shares authorized; issued and outstanding: 1 share at March 31, 2000 and 1,910,000 shares at
     September 30, 2000 .................................................             --       1,910,000
   Preferred stock, no par value; 10,000,000 shares authorized; no shares
     issued and outstanding .............................................             --              --
   Additional paid-in capital ...........................................              9      16,122,521
   Deficit accumulated in the development stage .........................        (87,098)       (867,884)
                                                                            ------------    ------------
       Total stockholders' equity (deficit) .............................        (87,088)     17,164,637
                                                                            ------------    ------------
       Total liabilities and stockholders' equity (deficit) .............   $     56,590    $ 19,715,118
                                                                            ============    ============



   The accompanying notes are an integral part of these financial statements.

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

        FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2000 (UNAUDITED)
               AND FOR THE PERIOD FEBRUARY 28, 2000 (INCEPTION) TO
                         SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                   THREE MONTHS  FEBRUARY 28, 2000
                                                                                                      ENDING      (INCEPTION) TO
                                                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                                                       2000           2000
                                                                                                     --------       --------
                                                                                                   (UNAUDITED)       (UNAUDITED)
INTEREST INCOME - INVESTMENTS .............................................................          $115,997          $115,997

EXPENSES:
     Interest .............................................................................            18,827            25,333
     Salaries and employee benefits .......................................................           435,965           573,711
     Legal and consulting fees ............................................................            69,016           237,191
     Other ................................................................................            75,443           147,646
                                                                                                     --------          --------
          Total expenses ..................................................................           599,251           983,881
                                                                                                     --------          --------
LOSS BEFORE PROVISION FOR INCOME TAXES ....................................................           483,254           867,884
     Provision for income taxes ...........................................................                --                --
                                                                                                     --------          --------
NET LOSS AND ACCUMULATED DEFICIT ..........................................................          $483,254          $867,884
                                                                                                     ========          ========
PER SHARE INFORMATION:

      Basic and diluted net loss per share (see note 5) ...................................          $   0.62          $   2.59
                                                                                                     ========          ========
      Basic and diluted weighted average common shares (see note 5)
        --  One share from February 28, 2000 (inception) through August 23, 2000
        --  1,875,000 shares outstanding from August 24, 2000 through September  15, 2000
        --  1,910,000 shares outstanding from September 16, 2000 through September 30, 2000           780,164           335,398
                                                                                                     ========          ========




   The accompanying notes are an integral part of these financial statements.

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                             STATEMENT OF CASH FLOWS

                 FOR THE PERIOD FEBRUARY 28, 2000 (INCEPTION) TO
                         SEPTEMBER 30, 2000 (UNAUDITED)

 CASH FLOWS FOR PRE-OPERATING ACTIVITIES:
   Net loss ......................................................................     $    (867,884)
   Adjustments to reconcile net loss to net cash used by pre-operating activities:
               Depreciation expense ...............................................            1,368
               Net increase in other assets .......................................         (123,253)
               Net increase in accounts payable and accrued expenses ..............          148,424
                                                                                        ------------
                  Cash used by pre-operating activities ...........................         (841,345)
                                                                                        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of security ..........................................................      (17,435,502)
    Purchases of premises and equipment ...........................................         (794,012)
                                                                                        ------------
                  Cash used by investing activities ...............................      (18,229,514)
                                                                                        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net draws on lines of credit ..................................................        1,066,135
    Proceeds from issuance of common stock ........................................       18,211,200
    Stock offering costs ..........................................................         (178,679)
                                                                                        ------------
                  Cash provided by financing activities ...........................       19,098,656
                                                                                        ------------
    Increase in cash ..............................................................           27,797
CASH BALANCE AT BEGINNING OF PERIOD ...............................................               --
                                                                                        ------------
CASH BALANCE AT END OF PERIOD .....................................................     $     27,797
                                                                                        ============
OTHER CASH FLOW ITEMS:
     Interest paid during period ..................................................     $     18,079
                                                                                        ============
     Taxes paid during period .....................................................     $         --
                                                                                        ============
     Premises and equipment acquired for accounts payable .........................     $  1,335,922
                                                                                        ============



   The accompanying notes are an integral part of these financial statements.

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Pinnacle Financial Partners, Inc. (the "Company") was formed to organize and own all of the capital stock of Pinnacle National Bank (the "Bank"), a national bank located in Nashville, Tennessee, by a group of fourteen individuals (the "Organizers"). The Company was originally incorporated in the state of Tennessee in February 2000 as TMP, Inc. In April 2000, the Company's board of directors approved a name change to Pinnacle Financial Partners, Inc.

         The Organizers filed applications with the Office of the Comptroller of the Currency ("OCC") to obtain a national bank charter and with the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance. During September, the Organizers received approval of the applications from both the OCC and the FDIC. On October 12, 2000, the Federal Reserve approved the application of the Company to operate as a bank holding company. The Bank subsequently opened for business on October 27, 2000. The Bank operates as a community bank emphasizing personalized banking relationships with individuals and businesses.

         Prior to October 27, 2000, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standard No.7, "Accounting and Reporting by Development Stage Enterprises", as it devoted substantially all its efforts to establishing a new business.

ORGANIZATIONAL AND PRE-OPENING COSTS

         Substantially all activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees, consulting fees, and application fees related to the incorporation of the Company and initial organization of the Bank. The organizational and pre-opening costs as incurred by the Company have been charged to the Company's operating results through September 30, 2000.

DEFERRED STOCK OFFERING COSTS

         Deferred stock offering costs represent expenses incurred by the Company in connection with the offering and issuance of its stock. These costs were charged against the Company's additional paid-in capital after the successful completion of the stock offering. These expenses were approximately $179,000.

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation. Since all options on common stock have been issued with exercise prices equal to the fair market value of the stock on the date of grant, no compensation expense has been recognized in these financial statements related to stock option grants.

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

         The interim financial statements as of and for the periods ended September 30, 2000, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three months ended September 30, 2000 and the results of operations and cash flows for the period from February 28, 2000 (inception) to September 30, 2000. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission.

2.  LINE OF CREDIT

         As of March 31, 2000, borrowings consisted of $100,000 drawn on a $700,000 line of credit obtained from a local financial institution. Interest was payable monthly, at the prime rate plus 1/2 percent, with the principal being due on February 28, 2001.

         During the second quarter of 2000, the above line of credit was paid and replaced by a separate $1.5 million line of credit with another local financial institution. As of September 30, 2000, total borrowings under this line of credit amounted to $1,066,135. Interest is payable monthly at the prime rate with the principal being due on December 31, 2000.

         Twelve of the Company's fourteen Organizers have directly guaranteed the line of credit. The line of credit was used to fund the Bank's organizational and pre-opening costs and for acquisition of leasehold improvements, furniture and equipment.

3.  STOCKHOLDERS' EQUITY

COMMON STOCK

         The Company has the authority to issue up to 10,000,000 shares of voting common stock, $1 par value.

CUMULATIVE VOTING RIGHTS

         The Company has elected not to have cumulative voting, and no shares issued by the Company may be cumulatively voted.

PREEMPTIVE RIGHTS

         The stockholders of the Company shall not have any preemptive rights regarding any issuance of the Company's common stock.

PREFERRED STOCK

         The Company has the authority to issue up to 10,000,000 shares of preferred stock with no par value. The board of directors may determine the terms of the preferred stock. Preferred stock may have voting rights, subject to applicable law and as determined by the board of directors.

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

STOCK OFFERING

         During August 2000, the Company concluded a public offering of its common stock. Pursuant to that public offering, the Company received $18,211,200 from the sale of 1,910,000 shares of its common stock. During the stock offering, the Organizers, directors, executive officers, and members of their immediate families purchased a total of 406,000 shares at an aggregate purchase price of $4,060,000 which represents approximately 21% of the offering. The Organizers received a warrant to purchase one share of common stock for every two shares of common stock purchased in the offering. The exercise price for the warrants is $10 per share, and the warrants will vest in one-third annual increments over a period of three years beginning on August 17, 2001, the one-year anniversary after the date on which the Company's registration statement registering the shares sold in the offering was declared effective by the Securities and Exchange Commission. The warrants will remain exercisable for a ten-year period beginning August 17, 2000.

4.  INCOME TAXES

         There was no provision (benefit) for income taxes for the period from February 28, 2000 (inception) to September 30, 2000, since a 100% valuation reserve is being maintained for net operating losses.

5.  PER SHARE INFORMATION

         The net loss per share information was computed based on weighted average shares outstanding for the three months ended September 30, 2000 of 780,164 shares and for the period from February 28, 2000 (inception) to September 30, 2000 of 335,398 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23, 2000. On August 23, 2000, 1,875,000 shares were issued in conjunction with the Company's initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued which resulted in total shares outstanding of 1,910,000 shares. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the three months ended September 30, 2000 would have been $.25 per share. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to September 30, 2000 would have been $.45 per share.

6.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

         The Company entered into a three-year employment contract with its President and Chief Executive Officer ("CEO") on March 1, 2000. The agreement will automatically renew for an additional day each day after March 31, 2000, so that it will always have a three-year term, unless any of the parties to the agreement gives notice of intent not to renew the agreement. The contract provides that the President and CEO will receive an initial annual salary of $220,000 and an annual bonus as determined by the board of directors. Additionally, the President and CEO will receive other benefits including an incentive stock option to purchase 45,000 shares of common stock at an exercise price of $10 per share. The stock option will become exercisable in equal one-fifth annual increments over a five-year period beginning on August 17, 2001.

         The Company entered into a three-year employment contract with its Chief Administrative Officer ("CAO") on April 1, 2000. The agreement will automatically renew for an additional day each day after

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

April 1, 2000, so that it will always have a three-year term, unless any of the parties to the agreement gives notice of intent not to renew the agreement. The contract provides that the CAO will receive an initial annual salary of $160,000 and an annual bonus as determined by the board of directors. Additionally, the CAO will receive other benefits including an incentive stock option to purchase 30,000 shares of common stock at an exercise price of $10 per share. The stock option will become exercisable in equal one-fifth annual increments over a five-year period beginning on August 17, 2001.

         The Company entered into a three-year employment contract with its Chairman of the Board and Chief Financial Services Officer (the "Chairman") on August 1, 2000. The agreement will automatically renew for an additional day each day after August 1, 2000, so that it will always have a three-year term, unless any of the parties to the agreement gives notice of intent not to renew the agreement. The contract provides that the Chairman will receive an initial annual salary of $220,000 and an annual bonus as determined by the board of directors. Additionally, the Chairman will receive other benefits including an incentive stock option to purchase 45,000 shares of common stock at an exercise price of $10 per share. The stock option will become exercisable in equal one-fifth annual increments over a five-year period beginning on August 17, 2001.

LEASES AND OTHER ASSET PURCHASE AGREEMENTS

         On March 16, 2000, the Company entered into an agreement to lease 12,135 square feet of office space in an office building in Nashville, Tennessee that will be the site of the Bank's main office facility. The term of the main office lease is 10 years with initial monthly rent beginning in September 2000 being $20,000. For the period from February 28, 2000 (inception) to September 30, 2000 the Company paid $20,000 pursuant to the terms of this lease.

         Effective August 1, 2000, the Company entered into a lease agreement for a branch office location in Brentwood, Tennessee. The term of this branch lease ends on March 31, 2005 with an option to extend the lease an additional 15 years at the Company's option. The initial monthly rental is $8,000 per month. For the period from February 28, 2000 (inception) to September 30, 2000 the Company paid $16,000 pursuant to the terms of this lease. The Company has filed an application with the appropriate regulatory agencies to open this branch and anticipates obtaining regulatory approval during the fourth quarter of 2000. The Company has entered into a separate agreement with the former tenant of the branch location to acquire all leasehold improvements, including the building, furniture, fixtures and equipment. In conjunction with this agreement, the Company paid $50,000 as of September 30, 2000.

7.  RELATED PARTY TRANSACTIONS

         The Company paid the Chairman approximately $66,000 for consulting services related to pre-opening activities of the Company. A local public relations company, of which one of the Company's directors is a principal, provides various services for the Company. For the period from February 28, 2000 (inception) to September 30, 2000 the Company paid approximately $56,000 for services rendered by this public relations company. Additionally, another director is a principal in a local insurance firm which serves as an agent in securing insurance in such areas as the Company's employee benefit plans, property and casualty insurance and other insurance policies.

         Additionally, pursuant to a letter agreement between the Chairman and one of the Company's Organizers, included in other assets as of September 30, 2000 is approximately $32,000 for excess commissions earned by the Organizer serving in his capacity as a leasing agent for the Company. These amounts are owed the Organizer by the owner of the main office facility which is leased by the Company.

                        PINNACLE FINANCIAL PARTNERS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

Pursuant to the letter agreement, the commission earned by the Organizer was limited to a predetermined dollar amount with all amounts received in excess of that amount to be remitted to the Chairman and then to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following is a discussion of the Company's financial condition as of and for the period ended September 30, 2000. These comments should be read in conjunction with the Company's financial statements and accompanying footnotes appearing in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-38018) which was declared effective on August 17, 2000 by the Securities and Exchange Commission.

FINANCIAL CONDITION

         The Company was organized on February 28, 2000. The Company's initial principal activities were related to its organization and initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank and to obtain deposit insurance, the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank, and preopening activities related to acquisition and development of the Company's premises and equipment and the hiring of its workforce. Prior to September 30, 2000, the Company received approvals from the OCC and FDIC. On October 12, 2000, the Company received approval from the Federal Reserve to acquire control of the Bank and subsequently the Bank opened on October 27, 2000.

         On August 23, 2000, a total of $18,750,000 was received by the Company as a result of the sale of 1,875,000 shares of its common stock through its initial public offering. From the offering proceeds, the Company paid underwriters commissions of $864,000. Subsequently, and pursuant to an over-allotment option granted the underwriters, the underwriters exercised their option to acquire an additional 35,000 shares of Company common stock for $350,000 less the underwriters commission of $24,500. Thus, at the conclusion of all offering activities, the Company received $18,211,200 as its initial capitalization.

         Of this amount, $17,350,000 was used to capitalize the Bank and the remainder was used to pay organizational expenses of the Company and to provide working capital, including additional future capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Company and the Bank in their initial stages of operations. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability.

         At September 30, 2000, the Company had total assets of $19,715,000. These assets consisted principally of cash of $28,000, investment in a US Treasury Bill of $17,436,000 which matured on

October 12, 2000 and was subsequently reinvested in a US Treasury Bill maturing on October 25, 2000, premises and equipment of $2,129,000 and other assets of $123,000. Premises and equipment consists primarily of improvements to the Bank's current main office site and computer equipment. The Company has entered into a 10-year operating lease for the main office location for $20,000 a month. Additionally, the Company has entered into another lease for a Brentwood, Tennessee branch location for $8,000 per month for five years with options to extend the lease for another 15 years. In conjunction with this lease, the Company paid $50,000 as of September 30, 2000 and an additional $265,000 on October 27, 2000, to the previous tenant for leasehold improvements to this property.

         The Company's liabilities at September 30, 2000 consisted of advances under a line of credit of $1,066,000 and accounts payable of $1,484,000. The Company's line of credit was repaid on October 27, 2000 with proceeds from the offering. Stockholders' equity was $17,165,000 at September 30, 2000.

         The Company had a net loss of $483,000 for the three months ended September 30, 2000, or a net loss per share of $.25 computed for the three months ended September 30, 2000 computed on a basis which assumes 1,910,000 common shares were outstanding for the entire period. The Company incurred a net loss of $868,000 from inception through September 30, 2000, or a net loss per share of $.45 computed on a basis which assumes that 1,910,000 common shares were outstanding for the entire period. Included in the net loss was interest income realized from the investment of the offering proceeds in short-term US government securities. The losses for the three-month period and for the period since inception resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Company to acquire the stock of the Bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission, meetings and discussions among various organizers regarding various preopening issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the development stage, it had no operations from which to generate revenues.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings to which Registrant is a party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)  Not applicable
      (b)  Not applicable
      (c)  Not applicable
      (d) On August 23, 2000, Registrant received $17,885,700 of net proceeds from the sale of 1,875,000 of its common stock in connection with its initial public offering, and on September 15, 2000, Registrant received $325,500 of net proceeds from the sale of 35,000 additional shares of common stock issued in connection with the underwriters' over-allotment option. Since receipt, a minimum of $17,350,000 of the net proceeds have been invested in accordance with Registrant's Registration Statement on Form SB-2, as amended (File No. 333-38018), and was invested prior to the Registrant acquiring 100% of the capital stock of Pinnacle National Bank on October 27, 2000. The remainder of the net proceeds was used to construct the Registrant's main office facilities, purchase and install equipment, repay borrowings from the Company's line of credit and for working capital purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to security holders for a vote during the period from July 1, 2000 to September 30, 2000.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The following exhibits are filed with or incorporated by reference into this Form 10-QSB pursuant to Item 601 of Regulation S-B:

                 Exhibit
                   No.                   Description
                   ---                   -----------
                  3.1      Charter, as amended and restated*

                  3.2      Bylaws*

                  4.1      Specimen Common Stock Certificate*

                 Exhibit
                   No.                   Description
                   ---                   -----------
                  4.2      See Exhibits 3.1 and 3.2 for provisions of the
                           Charter and Bylaws defining rights of holders of the
                           Common Stock

                  10.1 Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial
                           Street Associates dated March 16, 2000 (main office)*

                  10.2 Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and D and W
                           Companies, Inc. d/b/a Psychiatric Solutions, Inc.
                           dated March 3, 2000 (temporary facility)*

                  10.3     Promissory Note dated February 29, 2000 executed by
                           TMP, Inc. (former name of Pinnacle Financial
                           Partners, Inc.) and accepted by The Bank of Nashville, Nashville, Tennessee, and form of Commercial Guaranty*

                  10.4     Form of Pinnacle Financial Partners, Inc.'s
                           Organizers' Warrant Agreement*

                  10.5     Pinnacle Financial Partners, Inc. 2000 Stock
                           Incentive Plan*

                  10.6 Employment Agreement dated as of March 1, 2000 by and between Pinnacle National Bank (Proposed), Pinnacle
                           Financial Partners, Inc. and M. Terry Turner*

                  10.7 Proposed Employment Agreement to be dated as of August 1, 2000 by and between Pinnacle National Bank
                           (Proposed), Pinnacle Financial Partners, Inc. and
                           Robert A. McCabe, Jr.*

                  10.8 Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank (Proposed), Pinnacle
                           Financial Partners, Inc. and Hugh M. Queener*

                  10.9     Letter Agreement dated March 14, 2000 and accepted
                           March 16, 2000 by and between Pinnacle Financial
                           Corporation (now known as Pinnacle Financial
                           Partners, Inc.) and Atkinson Public Relations*

                  10.10 Form of Agreement of Sale and License Agreement by and between Pinnacle Financial Partners, Inc. and SER
                           Macrosoft, Inc.*

                  10.11    Brokerage Program Agreement and Lease by and between
                           Pinnacle Financial Partners, Inc., LM Financial
                           Partners, Inc. and Legg Mason Financial Services,
                           Inc.*

                  10.12    Understanding of Terms and Conditions Agreement dated
                           June 21, 2000 (and accepted June 27, 2000) by and between Pinnacle Financial Partners, Inc. and
                           Interior Design Services, Inc.*

                 Exhibit
                   No.                   Description
                   ---                   -----------
                  10.13    Promissory Note dated June 28, 2000 executed by
                           Pinnacle Financial Partners, Inc. and accepted by
                           SunTrust Bank, Nashville, Tennessee, and form of
                           Guaranty (supercedes exhibit 10.3 previously filed)*

                  10.14 Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank (Proposed), Pinnacle
                           Financial Partners, Inc. and M. Terry Turner
                           (supercedes exhibit 10.6)*

                  10.15    Pinnacle Financial Partners, Inc. 2000 Stock
                           Incentive Plan (supercedes Exhibit 10.5)*

                  10.16    Form of Pinnacle Financial Partners, Inc.'s Stock
                           Option Award*

                  10.17    Information Processing System Agreement by and
                           Between Open Solutions, Inc. and Pinnacle Financial
                           Partners, Inc. dated July 12, 2000*

                  10.18 Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as
                           Pinnacle Financial Partners, Inc., effective July 17,
                           2000*

                  10.19 Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial
                           Partners, Inc., formerly TMP, Inc., and Stearns
                           Investments, Jack J. Stearns and Edna Stearns,
                           General Partners*

                  27.1     Financial Data Schedule (for SEC use only).

----------

                  * Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant's Registration Statement on Form SB-2, as amended (File No. 333-38018).

         (b)      Reports on form 8-K
                  None.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PINNACLE FINANCIAL PARTNERS, INC.



                                    By: /s/ M. Terry Turner
                                        ----------------------------------------
                                        M. Terry Turner
                                        President, Chief Executive Officer and
                                        Director
                                        (principal executive officer)



                                    By: /s/ Hugh M. Queener
                                        ----------------------------------------
                                        Hugh M. Queener,
                                        Chief Administrative Officer and
                                        Executive Vice President (principal
                                        financial and accounting officer)