Form 10KSB
period 2000-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2001-03-29
CIK 1115055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period from February 28, 2000 (inception) to December 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                          Commission File No: 000-31225

                        PINNACLE FINANCIAL PARTNERS, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

           Tennessee                      6711                    62-1812853
------------------------------            ----                    ----------
  (State of jurisdiction of     (Primary Standard Industrial  (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)

 The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (615) 744-3700
                                 --------------
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12 (b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                 PAR VALUE $1.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $621,404

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$11,180,505 as of March 14, 2001.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,910,000 shares of common stock as of March 23, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 15, 2001, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I

      ITEM 1.  DESCRIPTION OF BUSINESS ....................................................   2

      ITEM 2.  DESCRIPTION OF PROPERTIES ..................................................  12

      ITEM 3.  LEGAL PROCEEDINGS ..........................................................  13

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................  13

PART II

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ..............................................................  13

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................................  13

      ITEM 7.  FINANCIAL STATEMENTS .......................................................  24

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ..............................................  41

PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT .....................................................................  41

      ITEM 10.  EXECUTIVE COMPENSATION ....................................................  41

      ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT ...................................................................  41

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............................  41

      ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB .......................................  41

SIGNATURES, POWER OF ATTORNEY, EXHIBIT INDEX ..............................................  43

                                     PART I

                           FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

ITEM 1.  DESCRIPTION OF BUSINESS

         PINNACLE FINANCIAL PARTNERS, INC. (the "Company") was incorporated as a Tennessee corporation on February 28, 2000 to serve as a bank holding company to own 100% of the capital stock of PINNACLE NATIONAL BANK (the "Bank"). The Company's activities since inception were highlighted by the successful completion of its common stock offering and the commencement of its banking operations on October 27, 2000. During this period, the Company raised $18.2 million from the sale of its common stock, $17,675,500 of which was used by the Company used to acquire all of the capital stock and thus capitalize the Bank.

On July 26, 2000, the Company filed an application with the Federal Reserve to become a bank holding company and, prior to the opening of the Bank, was approved as a bank holding company by the Federal Reserve. With a holding company structure, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of any debt to the Bank as primary capital. A bank holding company may engage in certain activities "closely related" to banking. Additionally, under provisions of the recently enacted Gramm-Leach-Bliley Act, a bank holding company may seek to become a "financial holding company". A financial holding company may engage in a broader group of activities that are "financial in nature" or "incidental or complementary to a financial activity", including some insurance underwriting, real estate development and merchant banking. The Company does not presently intend to become a financial holding company, although it may be able to do so with a proper notice or filing to the Federal Reserve if it believes that there is a need for these broader group of services in its market area and that it can be successful and profitable in these activities.

On July 26, 2000, the Company received preliminary approval from the Office of the Comptroller of the Currency to organize the Bank. In its initial application, the Company indicated to the OCC that it anticipated raising $25.0 million in capital and investing approximately $22.6 million in the Bank. On August 10, 2000, the Company filed an amendment to the OCC application to reflect changes in the number of shares being sold in the offering and, therefore, the amount of capital being invested in the Bank. The amended application indicated that the Company expected to invest $17,350,000 in the Bank and to raise approximately $18,700,000 in capital as a result of this offering. Ultimately, the Company invested $17,675,500 in proceeds from the offering in the Bank and the Bank opened for business pursuant to approvals from the various regulatory authorities.

         PRIMARY SERVICE AREA. The Bank's primary service area, which comprises the Nashville Metropolitan Statistical Area, includes the following counties:

           - Cheatham County
           - Dickson County
           - Rutherford County
           - Williamson County
           - Davidson County
           - Robertson County
           - Sumner County
           - Wilson County

This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of one million.

The Bank's main office is located in Nashville's central business district in downtown Nashville. The downtown market claims a variety of commercial establishments and entertainment venues, and is, in the opinion of management, a critical location for financial institutions requiring visibility within Nashville's prominent commercial and private banking markets. Accordingly, the Bank believes that this location is well suited for the Bank's business development efforts.

In November 2000, the Bank opened a branch office in Brentwood and announced in February 2001 that it had acquired property for a branch in the Green Hills area of Nashville. Subject to regulatory approvals, the Bank intends to open the Green Hills branch in 2001 and an additional branch office in the Rivergate Mall area in 2001 or 2002. Management believes these additional offices will strengthen the Bank's market presence, allowing the Bank to grow its deposit base more rapidly.

         LOCAL ECONOMY. The economic success of the Bank's primary service area depends heavily upon the economic viability of metropolitan Nashville, Tennessee area. Nashville is the capital of Tennessee and an important transportation, business and tourism center within the United States. Additionally, the Nashville-Davidson County area has attracted a number of significant business relocations with job growth continuing in all sectors.

Part of the Nashville area's economic strength comes from its large employer base, which includes the national, state or corporate headquarters of a number of large corporations such as Nissan Motor Manufacturing Corporation U.S.A., BellSouth, the Kroger Company, and Columbia/HCA Healthcare Corporation. With its diverse employer base, the Bank's primary service area does not rely on any single industry sector. Additionally, according to the Nashville Area Chamber of Commerce, the regional economy continues to benefit from consistent job growth, substantial outside investment, and expansion and broadening of its labor force. Management anticipates that these factors will cause more businesses to relocate to, or start operations in, the Bank's primary service area and, in turn, will increase the demand for depository and lending services within its market.

With 18 colleges and universities and four community colleges within 75 miles of Nashville, there is abundant opportunity for workforce preparation and ongoing development of existing workers. Since 1990, the labor market in the Nashville Economic Market, which is comprised of the Bank's primary service area and two additional counties--Maury and Montgomery, has increased 15.6% to 710,077 persons. The largest component of employment is non-agricultural services and retail/wholesale trade.

         COMPETITION. The deposit base of our Primary Service Area is primarily controlled by large, multi-state banks headquartered outside of Nashville, which include AmSouth (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), Firstar (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia) and Union Planters (headquartered in Memphis, Tennessee). Although these large, multi-state institutions are well established in the area, the majority of the community banks in the primary service area have been able to increase their deposit market share.

The Bank believes the general trends indicate that large, multi-state competitors in its primary service area are losing relative deposit market share to their community bank competitors. Management also believes that positioning the Bank solely as a community bank will not be enough to compete in today's financial industry. In the wake of modern technology and the prosperity of the United States' financial markets over the past decade, banking clients have generally become more sophisticated in their approach to selecting financial services providers. The Bank believes that the most important criteria to its targeted clients when selecting a bank is their desire to receive exceptional customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, management believes that many of the Bank's targeted clients would prefer to deal with a locally owned institution headquartered in Nashville, like the Bank, as opposed to a large, multi-state bank.

LENDING SERVICES

         LENDING POLICY. The Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional concerns. The Bank competes for these loans with competitors who are well established in the Nashville metropolitan area and have greater resources and lending limits.

         LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Bank's board of directors or the executive committee of the board will determine whether to approve the loan request. The Bank will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

         LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

           - 15% of the Bank's capital and surplus; or
           - 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

The Bank's legal lending limit is approximately $2.5 million for loans not fully secured plus an additional $1.6 million, or a total of approximately $4.1 million, for loans that meet the federal collateral guidelines. These legal limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. Our management team has adopted an internal lending limit of $1.5 million, which will initially be lower than the applicable legal limit. However, based on either its internal lending limit or its legal lending limit, the Bank does sell participations in its loans to other financial institutions in order to meet all of the lending needs of its clients requiring extensions of credit above these limits.

         CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's clients, suppliers and employees.

The well-established financial institutions in Nashville's market are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make. Many of the Bank's anticipated commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers.

         COMMERCIAL LOANS. The Bank's commercial clients borrow for a variety of purposes. The terms of these loans will vary by purpose and by type of any underlying collateral and include equipment loans and working capital loans. Commercial loans may be unsecured, secured by accounts receivable or by other business assets. The Bank also makes a variety of commercial real estate loans, residential real estate loans and real estate construction and development loans.

         CONSUMER LOANS. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit.

INVESTMENT SECURITIES

         In addition to loans, the Bank has other investments primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The executive committee of the board reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

         The asset liability management committee, composed of senior managers of the Bank, manages the Bank's assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written policies that the Bank's board of directors has adopted. The committee works to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

DEPOSIT SERVICES

         The Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, the Bank has employed a marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, the Nashville, Tennessee metropolitan area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

INVESTMENT SERVICES

         The Bank has entered into a strategic alliance with LM Financial Partners, Inc., a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from the Bank's locations. As a result, the Bank offers, through LM Financial Partners, non-FDIC insured investment products in order to assist the Bank's clients in achieving their financial objectives consistent with their risk tolerances. Specifically, the Bank's suite of investment products includes:

           - Mutual Funds                     - Fixed Annuities
           - Variable Annuities               - Stocks
           - Money Market Instruments         - Financial Planning
           - Treasury Securities              - Unit Investment Trusts
           - Bonds                            - Listed Options
           - Asset Management Accounts

All of the financial products listed above are offered by LM Financial Partners from the Bank's main office and its other office in Brentwood. Additionally, management believes that the brokerage and investment advisory program offered by LM Financial Partners complements the Bank's general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs.

The initial term of the Bank's arrangement with LM Financial Partners is for one year and began at approximately the same time that the Bank opened for business. Additionally, the brokerage program agreement and lease provides for brokerage program products and services to be offered in leased areas and sold through qualified financial advisors that are also employees of the Bank.

The Bank will receive a minimum lease payment each month for each leased area, plus a percentage of commission credits and fees generated by the program. The Bank remains, responsible for various expenses associated with the program, including promotional and advertising expenses, furnishings and equipment expenses for the leased areas, and general personnel costs.

Additionally, the Bank also offers various life and health insurance products through Legg Mason Financial Services, Inc., a licensed insurance agency and affiliate of LM Financial Partners, in order to assist clients in achieving their financial objectives. The Bank's agreement with Legg Mason Financial Services is governed by the same brokerage program agreement and lease entered into with LM Financial Partners, as explained above.

OTHER BANKING SERVICES

         Given client demand for increased convenience in accessing banking and investment services, the Bank also offers a broad array of convenience-centered products and services, including 24 hour telephone and internet banking, debit cards, credit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, the Bank is associated with a nationwide network of automated teller machines that our clients are able to use throughout Tennessee and other regions. In some cases, the Bank reimburses its clients for any fees that may be charged the client for utilizing the nationwide ATM network. The Bank does not plan to exercise trust powers during its initial years of operation, but may in the future subject to the approval of the Office of the Comptroller of the Currency.

The Bank also offers its targeted commercial clients a courier service which picks up non-cash deposits and minimal cash deposits of up to approximately $200 from the client's place of business. The Bank provides this service through a third party that is approved by the Public Service Commission for bank-related work.

EMPLOYEES

         At December 31, 2000, the Bank employed 44 employees of which 43 were full time. The Bank considers its relationship with all employees to be excellent.

                           SUPERVISION AND REGULATION

         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of its operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework which applies.

PINNACLE FINANCIAL PARTNERS, INC.

         The Company is a bank holding company under the Federal Bank Holding Company Act of 1956. As a result, the Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

            - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;
            - Acquiring all or substantially all of the assets of any bank; or
            - Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

         CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

            - The bank holding company has registered securities under Section
                 12 of the Securities Exchange Act of 1934, or

            - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         PERMITTED ACTIVITIES. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000. Generally, if the Company qualifies and elects to become a financial holding company, which is described below, it may engage in activities that are:

            - Financial in nature;
            - Incidental to a financial activity; or
            - Complementary to a financial activity and do not pose a
                 substantial risk to the safety or soundness of depository institutions or the financial system generally.

In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company and Gramm-Leach-Bliley Acts, (2) changes or reasonable expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services. The Act expressly lists the following activities as financial in nature:

            - Lending, trust and other banking activities;
            - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
            - Providing financial, investment, or advisory services;
            - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
            - Underwriting, dealing in or making a market in securities;
            - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
            - Foreign activities permitted outside of the United States if the
                  Federal Reserve has determined them to be usual in connection with banking operations abroad;
            - Merchant banking through securities or insurance affiliates; and
            - Insurance company portfolio investments.

To qualify to become a financial holding company, any of the Company's depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although the Company does not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons the Company selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate in the future, the Company may seek to become a financial holding company.

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

            - Factoring accounts receivable;
            - Acquiring or servicing loans;
            - Leasing personal property;
            - Conducting discount securities brokerage activities;
            - Performing selected data processing services;
            - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
            - Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PINNACLE NATIONAL BANK

The Bank is chartered as a national bank and is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

         BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under Tennessee law, the Bank may open branch offices throughout Tennessee with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank will be able to acquire branches of existing banks located in Tennessee. The Bank and any other national or state-chartered bank may branch across state lines by merging with banks in other states if allowed by the applicable states' laws.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:


            - Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

            - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

            - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

            - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

            - Fair Debt Collection Act, governing the manner in which
                 consumer debts may be collected by collection agencies; and

            - Rules and regulations of the various federal agencies
                 charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to the:

            - Right to Financial Privacy Act, which imposes a duty to
                 maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

            - Electronic Funds Transfer Act and Regulation E issued by the
                 Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and clients' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risks weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier
1 capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth, as will initially be the case for the Company, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is also subject to capital guidelines issued by the OCC, which provide for minimum ratios of total capital to total assets.

Although neither the Company nor the Bank are in default of any regulatory capital guideline, failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

The Bank is required by federal law to obtain the prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

            - A bank's loans or extensions of credit to affiliates;
            - A bank's investment in affiliates;
            - Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
            - The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
            - A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, and principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Clients generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

ITEM 2.  DESCRIPTION OF PROPERTIES

Pinnacle Financial Partners Inc. principal offices are located at 211 Commerce Street, Suite 300 in Nashville, Tennessee in Davidson County. These offices are leased by its subsidiary, Pinnacle National Bank (the Bank) from an unrelated third party, as is its main office facility that is located in Suite 100 of the same building.

The Bank leases the land for its Brentwood branch office building located in Williamson County, Tennessee, but owns the building and leasehold improvements. The Bank has also entered into a land lease for its future Green Hills office location in Davidson County and intends to construct a bank branch facility on this leased site.

Other than normal real estate commercial lending activities of the Bank, the ownership of branch office facilities, and consumer mortgage lending, the Bank generally does not invest in real estate, interests in real estate or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Pinnacle Financial Partners, Inc. (the Company) or Pinnacle National Bank (the Bank) is a party or of which any of its properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank or any associate of any of the foregoing, is a party or has an interest adverse the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over the counter market on the OTC Bulletin Board. The following table shows the high and low close information for the Company's common stock for the third and fourth quarters of 2000 that are the two quarters in which the Company's common stock was listed on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                          Bid Price Per Share
                                          -------------------
                                             High       Low
                                          ---------    ------
        2000:
             Third quarter................  $ 10.00    6.00
             Fourth quarter...............     8.13    4.00

Approximately 25 shareholders of record and approximately 700 beneficial owners held the Company's common stock at February 28, 2001.

The Company has not paid any cash dividends since inception, and it will not be able to pay dividends until the Bank has attained profitability for a period of time. See Item 1. "Description of Business - Supervision and Regulation - Payment of Dividends" for additional information on dividend restrictions applicable to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of Pinnacle Financial Partners, Inc. (the "Company") and its bank subsidiary, Pinnacle National Bank (the "Bank") at December 31, 2000 and the results of operations for the period from February 28, 2000 (inception) to December 31, 2000. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

OVERVIEW

The Company's 2000 results were highlighted by the successful completion of its common stock offering and the commencement of its banking operations on October 27, 2000. During the period, the Company raised $18.2 million from the sale of its common stock and has accumulated $22.5 million in deposits since the commencement of operations. The Company has invested the proceeds from its stock sale and deposit growth in loans ($12.4 million), Federal funds sold ($11.9 million), debt securities ($7.1 million), and purchases of premises and equipment and computer software ($3.0 million). The Company also borrowed and subsequently repaid its debt incurred during the organizational period of $1.5 million.

FINANCIAL CONDITION AT DECEMBER 31, 2000

Following is a summary of the Company's balance sheet as of December 31, 2000 (dollars in thousands):

              Cash ...................................................        $  3,329
              Federal funds sold .....................................          11,860
              Securities available for sale ..........................           7,116
              Federal Reserve Bank stock .............................             530
              Loans, net of allowance for loan losses ................          12,245
              Premises and equipment .................................           2,524
              Other assets ...........................................           1,438
                                                                              --------
                   Total assets ......................................        $ 39,042
                                                                              ========

              Deposits ...............................................        $ 22,539
              Securities sold under agreement to repurchase ..........             406
              Other liabilities ......................................             326
              Stockholders' equity ...................................          15,771
                                                                              --------
                  Total liabilities and stockholders' equity .........        $ 39,042
                                                                              ========

INVESTMENT PORTFOLIO

The Bank's investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $7.1 million at December 31, 2000. The amortized cost and fair value of securities at December 31, 2000, which are all classified as available-for-sale, are summarized as follows (dollars in thousands):

                                                                                Gross          Gross
                                                               Amortized     Unrealized      Unrealized          Fair
                                                                 Cost           Gains          Losses            Value
                                                               ---------     ----------      ----------         -------
         Securities available for sale:
           U.S. government and agency securities .....          $ 4,971          $  5           $  (5)          $ 4,971
           Mortgage-backed securities ................            2,155            --             (10)            2,145
           State and municipal securities ............               --            --              --                --
                                                                -------          ----           -----           -------
                                                                $ 7,126          $  5           $ (15)          $ 7,116
                                                                =======          ====           =====           =======

MATURITIES

The carrying value of investment securities in each category are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2000 (dollars in thousands):

                                                              U.S. government               Mortgage-
                                                                and agency                   backed                Carrying
                                                                Securities                  Securities               Value
                                                          ---------------------        --------------------         -------
                                                           Amount         Yield         Amount        Yield          Amount
                                                          -------         -----        -------        -----         -------
           Securities available for sale:
              Due in one year of less ............        $ 1,976          6.5%        $    --           --         $ 1,976
              Due in one year to five years ......             --           --              --           --              --
              Due in five years to ten years .....          2,995          7.1%             --           --           2,995
              Due after ten years ................             --           --              --           --              --
              Mortgage-backed securities .........             --           --           2,145          7.1%          2,145
                                                          -------         ----         -------         ----         -------
                                                          $ 4,971          6.8%        $ 2,145          7.1%        $ 7,116
                                                          =======         ====         =======         ====         =======

         ---------------
         Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

LOAN PORTFOLIO

The Company has 94% of its loan portfolio classified as commercial loans, which are fixed and variable rate loans to various commercial customers either pursuant to established lines of credit, single pay loans or loans related to equipment. These loans may or may not be collateralized in a variety of ways according to the Company's lending policies. Typically, collateral for the Company's commercial loan portfolio consists of commercial buildings, equipment liens or other customer assets. The Company's remaining 6% of its loan portfolio consists of mortgaged real estate, real estate investment property, consumer, and other loans. The Company requires collateral commensurate with the repayment ability and creditworthiness of these borrowers. The composition of the loan portfolio at December 31, 2000 and percentage of each classification to total loans is summarized as follows (dollars in thousands):

                                                                           Percentage
                                                                         of total loans
                                                                         --------------
     Commercial .............................            $ 11,625              93.7%
     Real estate - construction .............                  --                --
     Real estate - mortgage .................                 200               1.6
     Consumer, installment and other ........                 582               4.7
                                                         --------            ------
                                                         $ 12,407             100.0%
                                                         ========            ======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Loans as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years for both fixed and variable rate loans (dollars in thousands):

                                                 Loans with     Loans with          Total
                                                 fixed rates   variable rates       Loans
                                                 -----------   --------------      -------
      Due within in one year .............         $ 1,035         $ 6,509         $ 7,544
      Due one year through five years ....           1,089           3,524           4,613
      Due after five years ...............             151              99             250
                                                   -------         -------         -------
                                                   $ 2,275         $10,132         $12,407
                                                   =======         =======         =======

RISK ELEMENTS

The specific economic and credit risks associated with the Company's loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in the Company's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws.

The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company establishes and periodically reviews its lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the Bank's statutory capital in the case of loans which are not fully secured by readily marketable or other permissible types of collateral.

At December 31, 2000, the Company had no loans which were classified as nonaccrual, past due 90 days or more, or deemed to be a restructured loan. As to nonaccrual loans, it is the policy of the Bank to discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover the inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans. As of December 31, 2000, the allowance for loan losses was approximately $162,000.

Management allocates the allowance for loan losses to specific loans and to specific categories of loans. Additionally, management reviews other factors that may contribute to loan losses. These factors include, but are not limited to, the general economic conditions of our trade area, any concentrations of credit extended to a particular industry group, recent changes in internal or regulatory policies, etc. Based on management's best estimate, the allocation of the allowance for loan losses (ALL) to types of loans as well as the portion of the ALL deemed unallocated, as of December 31, 2000, is as follows (dollars in thousands):

                                                                    Percentage
                                                                   of total ALL
                                                                   ------------
      Commercial and commercial real estate ..         $ 91             56.2%
       Consumer, instalment and other ........           12              7.4
      Unfunded commitments and lines of credit           14              8.6
      Unallocated ............................           45             27.8
                                                       ----            -----
                                                       $162            100.0%
                                                       ====            =====

SUMMARY OF LOAN LOSS EXPERIENCE

During the period from February 28, 2000 (inception) to December 31, 2000, the Company experienced no loan charge-off's. The following is a summary of the changes in the allowance for loan losses for the period from February 28, 2000 (inception) to December 31, 2000 (dollars in thousands):

      Balance, February 28, 2000 (inception) ...........         $   --
          Charge-off's .................................             --
          Recovery of previously charged-off loans .....             --
          Provision for loan losses ....................            162
                                                                 ------
      Balance, December 31, 2000 .......................         $  162
                                                                 ======

DEPOSITS

The Company has accumulated approximately $22.5 million in deposits in the two months since the Bank opened on October 27, 2000. These deposits consist of noninterest and interest-bearing demand accounts, savings, money market and certificates of deposit. Additionally, the Company had entered into agreements with customers to sell certain of its securities under agreements to repurchase the security the following day. These agreements amount to $406,000 at December 31, 2000. Core deposits are the Company's primary source of funding and consist of total deposits less certificates of deposit of $100,000 and over. Additionally, the Company may consider time deposits over $100,000, but less than $500,000 to be core deposits for liquidity measurement and other purposes based on management's knowledge of the customer. The following presents the balances of these items and the percentage of each type to total core deposits as of December 31, 2000 (dollars in thousands):

                                                                                                                Percentage of
                                                                                                             Total Core Deposits
                                                                                                             -------------------
    Core deposits:
       Noninterest-bearing demand .........................................................     $  1,916              8.9%
       Interest-bearing demand ............................................................        1,371              6.4
       Savings and money market............................................................       15,752             73.1
       Time deposits less than $100,000 ...................................................          697              3.2
       Time deposits greater than $100,000, but less than $500,000 ........................        1,803              8.4
                                                                                                --------            -----
                                                                                                $ 21,539            100.0%
                                                                                                ========            =====

The amounts of time deposits issued in amounts of $100,000 or more as of December 31, 2000 amounted to approximately $2,803,000, of which $1,803,000 was deemed to be core deposits. These time deposits are shown below by category, which is based on time remaining until maturity of (i) three months or less,
(ii) over three through six months, (iii) over six through twelve months and
(iv) over twelve months (dollars in thousands):

                                                       Time Deposits of $100,000 or more
                                                     -------------------------------------
                                                       Core
                                                     Deposits         Other          Total
                                                     --------        ------         ------
        Three months or less ...............         $   100             --            100
        Over three through six months ......           1,102             --          1,102
        Over six through twelve months .....             501          1,000          1,501
        Over twelve months .................             100             --            100
                                                     -------         ------         ------
                                                     $ 1,803          1,000          2,803
                                                     =======         ======         ======

RESULTS OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 28, 2000 (INCEPTION) TO DECEMBER 31, 2000

Following is a summary of the Company's operations for the period from February 28, 2000 (inception) to December 31, 2000 (dollars in thousands):

       Net interest income ........................................         $   381
       Provision for loan losses ..................................            (162)
       Other operating income .....................................             115
       Other operating expense ....................................          (2,589)
                                                                            -------
            Net loss ..............................................         $(2,255)
                                                                            =======

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and other losses, to generate non-interest income, and to control operating expenses.

The Company commenced banking operations on October 27, 2000. Prior to the opening of the Bank, the Company was engaged in activities involving the formation of the Company, selling its common stock, and obtaining necessary regulatory approvals. The Company incurred operating losses totaling approximately $972,000 during its organizational period which are included in the results of operations noted above. The Company also incurred stock issuance costs of approximately $179,000 which has been recorded as a reduction in capital surplus and are not included in the above results of operations in accordance with generally accepted accounting principles.

NET INTEREST INCOME

From the period from February 28, 2000 (inception) through October 27, 2000 (collectively, the development stage), subsequent to the Company's initial public offering, but prior to the opening of the Bank, the Company had approximately $188,000 in net interest income as a result of the investment of the proceeds from the offering in US Government Treasury securities. The average yield realized on these investments was 6.2%. Also, during the development stage, the Company borrowed funds pursuant to an established line of credit. The total interest expense on this line of credit amounted to approximately $35,000. The interest on this line of credit was at a regional bank's prime rate, which approximated 9.5% for the period in which the Company used the line of credit.

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS FOR THE PERIOD FROM OCTOBER 27, 2000 THROUGH DECEMBER 31, 2000

The following table sets forth the amount of the Company's average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the period from October 27, 2000 through December 31, 2000 (dollars in thousands):

                                                                               Average          Income /       Average
                                                                               Balances         Expense     Yield / Rate
                                                                              ---------         -------     ------------
        Interest-earning assets:
            Taxable investment securities, available for sale .......         $   2,880          $   34          6.6%
            Federal funds sold ......................................             9,332             115          6.9
            Loans ...................................................            10,222             170          9.4
                                                                              ---------          ------         ----
                   Total interest-earning assets ....................            22,434             319          8.0
                                                                              ---------          ------         ----
       Allowance for loans losses ...................................               (68)
       Cash and due from banks ......................................             1,311
       Other assets .................................................             3,639
                                                                              ---------
                Total assets ........................................         $  27,316
                                                                              =========

       Deposits and repurchase agreements:
            Demand deposits..........................................         $   1,522
            Interest-bearing liabilities:
                   Interest checking ................................               900               7          4.5%
                   Savings and money market .........................             6,851              69          5.7
                   Certificates of deposit ..........................             1,098              13          6.4
                                                                              ---------          ------         ----
                             Total deposits .........................            10,371              89          4.8
                   Securities sold under agreements to repurchase ...               197               2          5.2
                                                                              ---------          ------         ----
                Total deposits and repurchase agreements ............            10,568              91          4.8
                                                                              ---------          ------         ----
       Other liabilities ............................................               169
       Stockholder's equity .........................................            16,579
                                                                              ---------
                Total liabilities and stockholders' equity ..........         $  27,316
                                                                              =========

       Net interest income (1) ......................................                            $  228
                                                                                                 ======
       Net interest spread ..........................................                                            3.2
                Benefit of interest free funding ....................                                            2.5
                                                                                                                ----
       Net interest margin ..........................................                                            5.7%
                                                                                                                ====

---------------
(1) - During the period from October 27, 2000 through December 31, 2000, the Company had no tax-free investments or loans. Additionally, the impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities. Net interest income for the period from February 28, 2000 through December 31, 2000 was also impacted by pre-opening activities which resulted in $188,000 in additional interest income offset by $35,000 in additional interest expense, thus total net interest income was $381,000 for the entire period.

RATE AND VOLUME ANALYSIS

The Company commenced its banking operations in the last quarter of 2000, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

PROVISION FOR LOAN LOSSES

The provision for loan losses was approximately $162,000 for the period from February 28, 2000 (inception) to December 31, 2000. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 2000, the Company has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans at December 31, 2000 was 1.3%.

OTHER OPERATING INCOME

Other operating income consists of predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees.

OTHER OPERATING EXPENSE

Other operating expense consists of salaries and employee benefits ($1,676,000), equipment and occupancy expenses ($277,000), and other operating expenses ($636,000).

INCOME TAX EXPENSE

The Company had no income tax expense due to a pre-tax operating loss of approximately $2,255,000 which can be carried forward to offset any future taxable income. The Company has recorded a full valuation allowance against net deferred tax assets for any benefits that may be realized for this operating loss carryforward.

PER SHARE INFORMATION

The net loss per share information was computed based on weighted average shares outstanding for the period from February 28, 2000 (inception) to December 31, 2000 of 808,808 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23, 2000. On August 23, 2000, 1,875,000 shares were issued in conjunction with the Company's initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued in connection with the exercise of the underwriter's over-allotment option which resulted in total shares outstanding of 1,910,000 shares. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to December 31, 2000 would have been $(1.18) per share.

MARKET RISK MANAGEMENT

ASSET/LIABILITY MANAGEMENT

It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. The Company's Asset Liability Management Committee ("ALCO") is charged with the responsibility of monitoring these policies which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

INTEREST RATE SENSITIVITY

In the normal course of business, the Company is exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that the Company can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements used to help the Company manage interest rate sensitivity include an earnings simulation model, an economic value of equity model, and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis.

Earnings simulation model

The Company believes that interest rate risk is best measured by its earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, the Company has guidelines for its earnings at risk which seek to limit the variance of net income to less than 5 percent for a 200 basis point change in rates from management's most likely interest rate forecast over the next twelve months. The Company operated within this guideline for its initial period of operations.

Economic Value of Equity

The Company's economic value of equity model measures the extent that estimated economic values of the Company's assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes as base case economic value of equity. To help limit interest rate risk, the Company has a guideline stating that for an instantaneous 200 basis point change in interest rates, the economic value of equity will not change by more than 20 percent from the base case. The Company operated within this guideline for its initial period of operations.

Gap Analysis

An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

At December 31, 2000, the Company's cumulative six-month interest rate-sensitivity gap ratio was 130%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning assets will reprice during this period at a rate faster than its interest-bearing liabilities. The Company is not within its targeted parameters. However, as the Company originates more fixed rate loans and extends maturities on its investment portfolio, it anticipates that the gap ratio will become more in line with the targeted ratio, and that net interest income should not be significantly affected by changes in interest rates. The Company believes that a gap ratio in the Company's current range is not unusual for a de novo bank.

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates (dollars in thousands).


                                                                                   INTEREST SENSITIVE PERIODS
                                                           --------------------------------------------------------------------
                                                                      MONTHS
                                                           ----------------------------
                                                                   OVER THREE  OVER SIX     TOTAL              MORE
                                                           WITHIN    THROUGH   THROUGH       ONE       1-5     THAN 5
                                                            THREE      SIX      TWELVE      YEAR      YEARS    YEARS    TOTAL
                                                           ------- ---------   --------    -------    -----   -------   ------
EARNING ASSETS:
   SECURITIES AVAILABLE FOR SALE                           $   497       977        503      1,977       --     5,139     7,116
   LOANS                                                    11,167        --         --     11,167    1,089       151    12,407
   FEDERAL FUNDS SOLD                                       11,860        --         --     11,860       --        --    11,860
                                                           -------    ------     ------    -------   ------   -------   -------
TOTAL EARNING ASSETS                                        23,524       977        503     25,004    1,089     5,290    31,383
                                                           -------    ------     ------    -------   ------   -------   -------

INTEREST BEARING LIABILITIES:
   NOW, MONEY MARKET, SAVINGS                              $17,122        --         --     17,122       --        --    17,122
   CERTIFICATES OF DEPOSIT                                     164     1,221      1,903      3,288      212        --     3,500
   SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                             406        --         --        406       --        --       406
                                                           -------    ------     ------     ------    -----    ------    ------
     TOTAL INTEREST BEARING LIABILITIES                     17,692     1,221      1,903     20,816      212        --    21,028
                                                           -------    ------     ------    -------   ------   -------   -------

INTEREST  SENSITIVE GAP:
    FOR INDICATED PERIOD                                   $ 5,832      (244)    (1,400)     4,188      877     5,290    10,355
                                                           =======    ======     ======     ======    =====    ======    ======
    CUMULATIVE                                             $ 5,832     5,588      4,188      4,188    5,065    10,355    10,355
                                                           =======    ======     ======     ======    =====    ======    ======

RATIO OF EARNING ASSETS TO INTEREST BEARING LIABILITIES:
     FOR INDICATED PERIOD                                      133%       80%        26%       120%     514%       --       149%
     CUMULATIVE                                                133%      130%       120%       120%     124%      149%      149%

-------------
         Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as "within three months" regardless of maturity. Nonearning assets (cash and due from banks, premises and equipment and other assets), noninterest-bearing liabilities (demand deposits and other liabilities) and shareholders' equity are considered to be noninterest-sensitive for purposes of this presentation and thus are not included in the above table.

         In the table, all NOW, money market and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW and regular savings accounts were not considered interest-sensitive, earning assets would have been 8 times greater than interest bearing liabilities.

Derivatives

Derivative financial instruments may be used by the Company to improve the balance between interest-sensitive assets and interest-sensitive liabilities. The Company may use derivatives as one tool to manage its interest rate sensitivity while continuing to meet the credit and deposit needs of its customers. At December 31, 2000, the Company had not entered into any derivative contracts to assist managing its interest rate sensitivity.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

LIQUIDITY RISK MANAGEMENT

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. The Company attempts to price its deposit products to meet its asset/liability objectives consistent with local market conditions. The Company's ALCO is responsible for the monitoring of the ongoing liquidity needs of the Company. The Company's regulators also monitor the liquidity and capital resources of the Company on a periodic basis.

At December 31, 2000, the Company had approximately $17,164,000 of liquid assets. For purposes of liquidity management, liquid assets are cash and cash equivalents, Federal funds sold and investment securities that mature within one year. This amount represented 49% of the Company's total earning assets at December 31, 2000. Additionally, the Company had an additional $5,150,000 in available for sale investment securities that mature after one year which could be sold to meet liquidity needs.

The Company's consolidated statement of cash flows for the period from February 28, 2000 (inception) through December 31, 2000 shows net cash provided or used by operating, investing and financing activities. As noted on this statement the Company used approximately $2.7 million for operations during the Company's development and initial operating period. Net cash used for investing activities amounted to approximately $23 million as funds received from financing activities were deployed in earning assets and premises and equipment.

At December 31, 2000, the Company had unfunded loan commitments outstanding of $7.2 million and outstanding standby letters of credit of $110,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or debt securities or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, the Bank has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. Of note is that at December 31, 2000, the Bank had accommodations with upstream correspondent banks for unsecured short-term advances of approximately $16.9 million. These accommodations have various covenants related to their term and availability, particularly related to their term in that in most cases the accommodation may only be outstanding for less than a month before having to be repaid.

At December 31, 2000, the Company had no significant capital expenditure commitments.

Management believes that the Company has adequate liquidity to meet all known commitments (i.e., loan commitments) and reasonable borrower, depositor, and creditor requirements over the next twelve months.

CAPITAL RESOURCES

At December 31, 2000, the Company's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The Company's stockholders' equity increased $18.2 million from the issuance of common stock net of issuance expenses, offset by a net loss of $2.3 million. Additionally, approximately $179,000 of costs related the issuance of the Company's common stock was also charged to the Company's stockholders' equity.

In the future, the primary source of funds available to the Company will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank can pay no dividends to the Company without regulatory approval.

At December 31, 2000, the Company had no material commitments for capital expenditures. However, the Company is in the process of developing its branch network in Davidson and surrounding counties. As a result, the Company will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. The Company anticipates operating a branch facility in the Green Hills area of Nashville during 2001. The Company currently anticipates such a facility to cost approximately $1 million to construct.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Company and Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                                          To Be Well Capitalized
                                                                                         For Capital           Under Prompt
                                                                                           Adequacy              Corrective
                                                                     Actual                Purposes         Action Provisions
                                                                -------------------   ------------------  ----------------------
                                                                Amount       Ratio    Amount       Ratio     Amount       Ratio
                                                                ------       -----    ------       -----     ------       -----
       Total capital to risk weighted assets:
                Consolidated ............................      $15,933      59.4%      $2,145       8.0%        not applicable
           Bank .........................................      $15,757      58.8%      $2,145       8.0%      $2,681      10.0%
       Tier I capital to risk weighted assets:
           Consolidated .................................      $15,771      58.8%      $1,072       4.0%        not applicable
           Bank .........................................      $15,594      58.2%      $1,072       4.0%      $1,608       6.0%
       Tier I capital to average assets (1):
           Consolidated .................................      $15,771      82.5%      $  772       4.0%        not applicable
           Bank .........................................      $15,594      81.6%      $  772       4.0%      $  965       5.0%

-------------
     (1) Average assets for the above computation were computed using fourth quarter, 2000 amounts.

These ratios will decline as asset growth continues, but the Company intends to remain in excess of the regulatory minimum requirements.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund, on a timely basis, any other material commitments or liabilities.

DIVIDENDS

The Bank is subject to restrictions on the payment of dividends under federal banking laws and the regulations of the Office of the Comptroller of the Currency. The Company is subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what the amount should be or whether such dividends would continue. Future dividend policy will depend on the Bank's earning, capital position, financial condition and other factors. The Company has not paid any dividends to date.

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following table shows return on assets (net loss divided by average total assets), return on equity (net loss divided by average stockholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders' equity to asset ratio (average stockholders' equity divided by average total assets) for the period from October 27, 2000 through December 31, 2000.

              Return on assets...........................................       (4.7) %
              Return on equity...........................................       (7.7) %
              Dividend payout ratio......................................         -   %
              Stockholders' equity to asset ratio........................       60.7  %

IMPACT OF INFLATION

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.


ITEM 7.  FINANCIAL STATEMENTS

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report of Independent Public Accountants ......................................................25

Financial Statements:
         Consolidated balance sheet............................................................26
         Consolidated statement of operations .................................................27
         Consolidated statement of stockholders' equity .......................................28
         Consolidated statement of cash flows .................................................29
         Notes to consolidated financial statements ...........................................30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PINNACLE FINANCIAL PARTNERS, INC.:

         We have audited the accompanying consolidated balance sheet of PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY (a Tennessee corporation) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from February 28, 2000 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the period from February 28, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 16, 2001

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000



                                      ASSETS

Cash and due from banks ....................................................      $  3,328,462
Federal funds sold .........................................................        11,860,000
                                                                                  ------------
     Cash and cash equivalents .............................................        15,188,462

Securities available-for-sale ..............................................         7,115,942
Federal Reserve Bank stock, at cost ........................................           530,300

Loans ......................................................................        12,407,108
  Less allowance for loan losses ...........................................          (162,378)
                                                                                  ------------
  Loans, net ...............................................................        12,244,730

Premises and equipment, net ................................................         2,524,495
Other assets ...............................................................         1,438,365
                                                                                  ------------
         Total assets ......................................................      $ 39,042,294
                                                                                  ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand ............................................      $  1,916,443
     Interest-bearing demand ...............................................         1,370,855
     Savings ...............................................................        15,751,534
     Time ..................................................................         3,499,813
                                                                                  ------------
         Total deposits ....................................................        22,538,645
Securities sold under agreements to repurchase .............................           406,000
Other liabilities ..........................................................           326,784
                                                                                  ------------
         Total liabilities .................................................        23,271,429

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, no par value; 10,000,000 shares authorized; no
       shares issued and outstanding .......................................                --
     Common stock, par value $1.00; 10,000,000 shares authorized;
         1,910,000 issued and outstanding ..................................         1,910,000
     Additional paid-in capital ............................................        16,122,521
     Accumulated deficit ...................................................        (2,255,189)
     Accumulated other comprehensive loss, net .............................            (6,467)
                                                                                  ------------
         Total stockholders' equity ........................................        15,770,865
                                                                                  ------------
         Total liabilities and stockholders' equity ........................      $ 39,042,294
                                                                                  ============

    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

        For the period February 28, 2000 (inception) to December 31, 2000

INTEREST INCOME:
     Loans, including fees ..............................................................      $   170,143
     Taxable securities .................................................................          220,997
     Federal funds sold .................................................................          115,283
                                                                                               -----------
         Total interest income ..........................................................          506,423
                                                                                               -----------

INTEREST EXPENSE:
     Deposits ...........................................................................           88,935
     Securities sold under agreements to repurchase .....................................            1,814
     Other borrowed money ...............................................................           34,598
                                                                                               -----------
         Total interest expense .........................................................          125,347
                                                                                               -----------
         Net interest income ............................................................          381,076

PROVISION FOR LOAN LOSSES ...............................................................          162,378
                                                                                               -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .....................................          218,698

OTHER INCOME:
     Service charges on deposit accounts ................................................              374
     Other service charges, commissions and fees ........................................          114,607
                                                                                               -----------
         Total other income .............................................................          114,981
                                                                                               -----------

OTHER EXPENSE:
     Salaries and employee benefits .....................................................        1,676,391
     Equipment and occupancy ............................................................          276,796
     Marketing and other business development ...........................................          151,038
     Administrative .....................................................................          297,540
     Postage and supplies ...............................................................           90,818
     Other operating ....................................................................           96,285
                                                                                               -----------
         Total other expense ............................................................        2,588,868
                                                                                               -----------
LOSS BEFORE INCOME TAXES ................................................................       (2,255,189)
     Income tax expense .................................................................               --
                                                                                               -----------
NET LOSS ................................................................................      $(2,255,189)
                                                                                               ===========

PER SHARE INFORMATION:
     Basic and diluted net loss per common share ........................................      $     (2.79)
                                                                                               ===========
     Basic and diluted weighted average common shares:
         - One share from February 28, 2000 (inception) through August 23, 2000
         - 1,875,000 shares outstanding from August 24, 2000 through September 15, 2000
         - 1,910,000 shares outstanding from September 16, 2000 through December 31, 2000          808,808
                                                                                               ===========


    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

        For the period February 28, 2000 (inception) to December 31, 2000


                                                                                                        ACCUMULATED
                                                    COMMON STOCK           ADDITIONAL                      OTHER        TOTAL
                                              ------------------------      PAID-IN     ACCUMULATED    COMPREHENSIVE  STOCKHOLDERS'
                                                SHARES         AMOUNT       CAPITAL        DEFICIT     INCOME (LOSS)    EQUITY
                                              ----------   -----------    ------------  -------------  -------------  -----------
Issuance of common stock ....................          1   $         1    $          9    $        --    $       --    $       10
Redemption of previously-issued share .......         (1)           (1)             (9)            --            --           (10)
Proceeds from the sale of stock
  (less offering expenses of
  $888,800) .................................  1,910,000     1,910,000      16,301,200             --            --    18,211,200
Stock offering costs charged to
  additional paid-in capital ................         --            --        (178,679)            --            --      (178,679)
Comprehensive loss:
     Net loss ...............................         --            --              --     (2,255,189)           --    (2,255,189)
     Net unrealized holding
         losses on available-for- sale
         securities, net of tax benefit
         of $3,483 ..........................         --            --              --             --        (6,467)       (6,467)
                                                                                                                      -----------
     Total comprehensive loss ...............                                                                          (2,261,656)
                                              ----------   -----------    ------------    -----------    ----------   -----------

Balance, December 31, 2000 ..................  1,910,000   $ 1,910,000    $ 16,122,521    $(2,255,189)   $   (6,467)  $15,770,865
                                               =========   ===========    ============    ===========    ==========   ===========



    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

        For the period February 28, 2000 (inception) to December 31, 2000


Operating activities:
     Net loss....................................................................        $(2,255,189)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Net accretion of available-for-sale securities ....................            (15,232)
              Depreciation and amortization .....................................             70,367
              Provision for loan losses .........................................            162,378
              Increase in other assets ..........................................         (1,029,459)
              Increase in other liabilities .....................................            330,267
                                                                                         -----------
         Net cash used in operating activities ..................................         (2,736,868)
                                                                                         -----------

Investing activities:
     Purchases of securities available-for-sale, net ............................         (7,110,660)
     Purchases of Federal Reserve Bank stock ....................................           (530,300)
     Net increase in loans ......................................................        (12,407,108)
     Purchases of premises and equipment and software ...........................         (3,003,768)
                                                                                         -----------
         Net cash used in investing activities ..................................        (23,051,836)
                                                                                         -----------

Financing activities:
     Net increase in deposits ...................................................         22,538,645
     Net increase in repurchase agreements ......................................            406,000
     Net proceeds from sale of common stock .....................................         18,211,200
     Stock issuance costs .......................................................           (178,679)
     Draws on line of credit, net of repayments .................................                 --
                                                                                         -----------
         Net cash provided by financing activities ..............................         40,977,166
                                                                                         -----------

         Net increase in cash and cash equivalents ..............................         15,188,462
         Cash and cash equivalents, beginning of period .........................                 --
                                                                                         -----------

         Cash and cash equivalents, end of period................................        $15,188,462
                                                                                         ===========

Supplemental disclosure:
     Cash paid for interest.....................................................         $   119,178
                                                                                         ===========

     Cash paid for income taxes.................................................         $        --
                                                                                         ===========

    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Pinnacle Financial Partners, Inc. (the "Company") was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (the "Bank"). The Bank is a commercial bank located in Nashville, Tennessee. The Bank provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. The Bank commenced its banking operations on October 27, 2000. Prior to October 27, 2000, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", and devoted substantially all its efforts to establishing the Bank.

     ORGANIZATIONAL AND PRE-OPENING COSTS - Substantially all activities prior to the Bank's opening consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees, consulting fees, and application fees related to the incorporation of the Company and initial organization of the Bank. The organizational and pre-opening costs as incurred by the Company have been charged to the Company's operating results in the accompanying statement of operations and amounted to approximately $791,000.

     STOCK OFFERING COSTS - Stock offering costs represent expenses incurred by the Company in connection with the offering and issuance of its stock. These costs were charged against the Company's additional paid-in capital after the successful completion of the stock offering.

     LINE OF CREDIT - During the period from February 28, 2000 (inception) to
         December 31, 2000, the Company had a $1.5 million line of credit with a regional financial institution. The interest due pursuant to the line of credit was at the institution's prime rate. Twelve of the Company's fourteen organizers directly guaranteed this line of credit. The line of credit was used to fund the Company's organizational and pre-opening costs and for acquisition of leasehold improvements, furniture and equipment. On October 27, 2000, borrowings pursuant to this line of credit amounted to approximately $1.47 million and were repaid in full. This line of credit expired on December 31, 2000.

BASIS OF PRESENTATION - These consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

CASH AND CASH EQUIVALENTS - Cash on hand, cash items in process of collection, amounts due from banks and Federal funds sold are included in cash and cash equivalents.

SECURITIES - Securities are classified based on management's intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (losses), net of the income tax effects. Securities that the Company has both the positive intent to hold and ability to hold to maturity would be classified as held to maturity and would be carried at historical cost and adjusted for amortization of premiums and accretion of discounts unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of the security is written down to fair value and the amount of the write-down included in the statement of operations. At December 31, 2000, the Company had no held to maturity securities in its portfolio.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

LOANS- Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income on loans is accrued based on the principal balance outstanding.

     Loan origination commitment fees and certain direct loan origination costs are deferred and amortized over the contractual life of the related loan as a yield adjustment.

     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb losses inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

     A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the contractual loan rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

PREMISES AND EQUIPMENT - Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets or the lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and twenty years.

OTHER ASSETS - Included in other assets as of December 31, 2000 is approximately
     $686,000 related to amounts paid to certain individuals to secure their employment with the Company. These amounts are subject to certain agreements whereby a certain pro rata amount will be owed the Company should the employee leave the employ of the Company within five years of their employment date. The Company is amortizing the amounts to salaries and benefits expense on a straight-line basis over 60 months.

     Also included in other assets as of December 31, 2000, is approximately $410,000 of computer software related assets. This software supports the Company's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over a period of three to seven years. For the period from February 28, 2000 (inception) to December 31, 2000, the Company amortized approximately $14,000 related to

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     these costs. Software maintenance fees are capitalized in Other assets and amortized over the contract or service lives of the expenditure.

INCOME TAXES - Income tax expense consists of current and deferred taxes.
     Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

     The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation. Since all options on common stock have been issued with exercise prices equal to or above the fair market value of the stock on the date of grant, no compensation expense has been recognized in the accompanying consolidated financial statements related to stock option grants.

LOSS PER COMMON SHARE - Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. At December 31, 2000, no securities or other contracts were dilutive, thus the two calculations are identical.

     The basic and diluted net loss per share information was computed based on weighted average shares outstanding for the period from February 28, 2000 (inception) to December 31, 2000 of 808,808 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23, 2000. On August 23, 2000, 1,875,000 shares were issued in conjunction with the Company's initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued which resulted in total shares outstanding of 1,910,000 shares. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to December 31, 2000 would have been $1.18 per share.

COMPREHENSIVE LOSS - Statement of Financial Standards ("SFAS") No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive loss consists of unrealized gains and losses on available-for-sale securities.

BUSINESS SEGMENTS - The Company operates in one business segment, commercial banking, and has no additional individually significant business segments.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting
     Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement on January 1, 2001. SFAS No. 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Adoption of SFAS No. 133 did not have a material effect on the Company's earnings or financial position.

NOTE 2.  SECURITIES

The amortized cost and fair value of securities at December 31, 2000 are summarized as follows:


                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized             Fair
                                                       Cost              Gains           Losses               Value
                                                    ----------        -----------      -----------         ----------
Securities available-for-sale:
  U.S. government and agency securities ....        $4,970,801        $     4,932      $    (4,671)        $4,971,062
  Mortgage-backed securities ...............         2,155,091                  3          (10,214)         2,144,880
  State and municipal securities ...........                --                 --               --                 --
                                                    ----------        -----------      -----------         ----------
                                                    $7,125,892        $     4,935      $   (14,885)        $7,115,942
                                                    ==========        ===========      ===========         ==========

At December 31, 2000, approximately $989,000 of the Company's available for sale portfolio was pledged to securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.


                                                         Amortized           Fair
                                                            Cost             Value
                                                         ----------        ----------
         Due in one year or less ................        $1,975,743        $1,976,430
         Due in one year to five years ..........                --                --
         Due in five years to ten years .........         2,995,058         2,994,632
         Due after ten years ....................                --                --
         Mortgage-backed securities .............         2,155,091         2,144,880
                                                         ----------        ----------
                                                         $7,125,892        $7,115,942
                                                         ==========        ==========

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans at December 31, 2000 is summarized as follows:

         Commercial .............................        $ 11,624,649
         Real estate - construction .............                  --
         Real estate - mortgage .................             199,892
         Consumer, installment and other ........             582,567
                                                         ------------
                                                           12,407,108
         Allowance for loan losses ..............            (162,378)
                                                         ------------
                                                         $ 12,244,730

Changes in the allowance for loan losses for the period from February 28, 2000
     (inception) to December 31, 2000 are as follows:

         Balance, February 28, 2000 (inception) ...........  $     --
             Charged-off loans ............................        --
             Recovery of previously charged-off loans .....        --
             Provision for loan losses ....................   162,378
                                                             --------
         Balance, December 31, 2000 .......................  $162,378
                                                             ========

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management has identified no impaired loans as defined by SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan") at December 31, 2000.

The Company has granted extensions of credit amounting to $15,000 to certain directors, executive officers, and their related entities. The terms on these extensions if drawn upon are substantially the same terms customary for other persons for the type of loan involved. No amounts have been drawn upon these extensions as of December 31, 2000.


NOTE 4. PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

Premises and equipment at December 31, 2000 are summarized as follows:


              Building and leasehold improvements......................    $   836,454
              Furniture and equipment..................................      1,743,220
                                                                           -----------
                                                                             2,579,674
              Accumulated depreciation.................................        (55,179)
                                                                           -----------
                                                                           $ 2,524,495
                                                                           ===========

Depreciation expense for the period from February 28, 2000 (inception) through December 31, 2000 was approximately $55,000. Included in other liabilities is approximately $43,000 for charges related to premises and equipment purchases.

On March 16, 2000, the Company entered into an operating lease agreement for office space in an office building in Nashville, Tennessee for the site of the Bank's main office facility. The initial term of the main office lease is 10 years with monthly rent beginning in September 2000 of approximately $20,000. The lease agreement provides for two 5 year renewal periods subsequent to the initial lease term. For the period from February 28, 2000 (inception) to December 31, 2000 the Company paid approximately $82,000 pursuant to the terms of this lease.

On August 1, 2000, the Company entered into an operating lease agreement for a branch office location in Brentwood, Tennessee. The term of this branch lease ends on March 31, 2005 with an option to extend the lease an additional 15 years at the Company's option. The initial monthly rental is $8,000. For the period from February 28, 2000 (inception) to December 31, 2000 the Company paid $39,000 pursuant to the terms of this lease.

On November 22, 2000, the Company entered into an operating lease for property on which its Green Hills branch is being constructed. The initial term of the lease expires after 20 years and 8 months. The Company has the right to extend the term of the lease for two successive 10 year periods. Rent payments, which begin in February, 2001, will be $2,500 per month for the first eight months of the lease increasing to $4,000 per month for the next twelve months with annual increases of 2.5% for subsequent years.

At December 31, 2000, the approximate future minimum lease payments due under the aforementioned operating leases for their initial term is as follows:

              2001.....................................................    $   379,000
              2002.....................................................        390,000
              2003.....................................................        396,000
              2004.....................................................        402,000
              2005.....................................................        376,000
              Thereafter...............................................      2,295,000
                                                                           -----------
                                                                           $ 4,238,000
                                                                           ===========

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows:


              2001.....................................................    $ 3,287,592
              2002.....................................................        158,221
              2003.....................................................            --
              2004.....................................................            --
              2005.....................................................         54,000
                                                                           -----------
                                                                           $ 3,499,813
                                                                           ===========

Additionally, at December 31, 2000, approximately $2,803,000 of time deposits had been issued in denominations of $100,000 or greater.


NOTE 6.  SALARY DEFERRAL PLAN

The Company has a 401(k) retirement plan covering all employees which elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary with the Company matching 50% of the first 6% deferred in Company stock. The contribution expense associated with this plan was approximately $22,000 for the period from February 28, 2000 (inception) to December 31, 2000.

The Company has registered 400,000 shares of the Company's common stock for use pursuant to Company-sponsored plans. No shares have been issued at December 31, 2000 pursuant to these plans.


NOTE 7. INCOME TAXES

Income tax expense (benefit) for the period from February 28, 2000 (inception) to December 31, 2000 consists of the following:

              Current..................................................    $        --
              Deferred.................................................       (854,985)
              Change in valuation allowance............................        854,985
                                                                           -----------
                                                                           $        --
                                                                           ===========

The Company's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the period from February 28, 2000 (inception) to December 31, 2000 is as follows:

                                                                         Amount           Percent
                                                                       ---------          -------
               Income taxes at statutory rate........................  $(766,764)         (34.0)%
                   State tax benefit, net of federal tax effect......    (89,305)          (4.0)
                   Other items.......................................      1,084             .1
                   Change in valuation allowance.....................    854,985           37.9
                                                                       ---------          -----
               Income tax expense....................................  $      --             --%
                                                                       =========          =====

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of deferred income tax benefit at December 31, 2000 are as follows:

         Deferred tax assets:
              Loan loss reserves.......................................    $    61,639
              Securities available for sale............................          3,483
              Other accrued expenses...................................          7,592
              Net operating loss carryforward..........................        802,887
                                                                           -----------
                                                                               875,601
         Deferred tax liabilities:
              Depreciation and amortization............................         17,133
                                                                           -----------
                                                                               858,468
         Less:  valuation allowance....................................       (854,985)
                                                                           -----------

         Net deferred benefit..........................................    $     3,483
                                                                           ===========

At December 31, 2000, the Company has available net operating loss carryforwards of approximately $2,115,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020.

NOTE 8. STOCK OPTION PLAN

 The Company has a stock option plan under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the 2000 Plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years. No options were exercisable at December 31, 2000.

A summary of the plan at December 31, 2000 and changes during the period from February 28, 2000 (inception) to December 31, 2000 is as follows:

                                                                             Weighted-
                                                                             Average
                                                                             Exercise
                                                              Number          Price
                                                              -------        ---------
               Outstanding at beginning of period ....             --        $    --
                   Granted ...........................        186,450          10.00
                   Exercised .........................             --             --
                   Forfeited .........................             --             --
                                                              -------        -------
               Outstanding at end of period ..........        186,450        $ 10.00
                                                              =======        =======

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                  Net loss........................................As reported    $ (2,255,189)
                                                                  Pro forma      $ (2,287,727)

                  Basic and diluted net loss per common share.....As reported        $(2.79)
                                                                  Pro forma          $(2.83)

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For purposes of these calculations, weighted average fair value per option of options granted during the period from February 28, 2000 (inception) to December 31, 2000 was estimated as $2.07 using the Black-Scholes option pricing model and the following assumptions:

         Risk free interest rate................................................       5.19%
         Expected life of the options...........................................      10.0 years
         Expected dividends (as a percent of the fair value of the stock).......       0.00%
         Expected volatility....................................................      40.00%


NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments that are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments at December 31, 2000 is as follows:

                  Commitments to extend credit..................................  $ 7,177,000
                  Standby letters of credit.....................................      110,000

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

In the normal course of business, the Company may become involved in various legal proceedings. As of December 31, 2000, the management of the Company is not aware of any such proceedings against the Company.

NOTE 10. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in Davidson County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas. At December 31, 2000, 94% of the Company's loan portfolio is concentrated in commercial loans.

NOTE 11. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, no dividends could be declared by the Bank without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Company and Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                                         Minimum
                                                                                                 To Be Well Capitalized
                                                                                    Minimum            Under Prompt
                                                                                    Capital             Corrective
                                                               Actual             Requirement       Action Provisions
                                                          -----------------     ---------------  ----------------------
                                                          Amount      Ratio     Amount    Ratio     Amount      Ratio
                                                          -------     -----     ------    -----     ------      -----
         Total capital to risk weighted assets:
           Consolidated                                   $15,933     59.4%     $2,145     8.0%      not applicable
           Bank                                           $15,757     58.8%     $2,145     8.0%     $2,681      10.0%
         Tier I capital to risk weighted assets:
           Consolidated                                   $15,771     58.8%     $1,072     4.0%      not applicable
           Bank                                           $15,594     58.2%     $1,072     4.0%     $1,608       6.0%
         Tier I capital to average assets (*):
           Consolidated                                   $15,771     82.5%     $  772     4.0%      not applicable
           Bank                                           $15,594     81.6%     $  772     4.0%     $  965       5.0%

---------------
         (*) Average assets for the above computation were computed using fourth quarter, 2000 amounts.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD - The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

         SECURITIES - Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

         LOANS - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are equal to carrying values. For fixed rate loans that reprice within one year, fair values are equal to carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

         DEPOSITS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  repurchase and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

         ACCRUED INTEREST - The carrying amounts of accrued interest approximate their fair values.

         OFF-BALANCE SHEET INSTRUMENTS - The fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that the fair value of these instruments is not significant.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                                   Carrying         Fair
                                                                    Amount          Value
                                                                 -----------     ----------
         Financial assets:
           Cash, due from banks, and Federal funds sold ....     $15,188,462     15,188,462
           Securities available for sale ...................       7,115,942      7,115,942
           Federal Reserve Bank stock ......................         530,300        530,300
           Loans ...........................................      12,407,108     12,360,000
           Accrued interest receivable .....................         148,599        148,599

         Financial liabilities:
           Deposits and securities sold under agreements
             to repurchase .................................     $22,944,645     22,946,000
           Accrued interest payable ........................           6,169          6,169

                                                                   Notional
                                                                    Amount
                                                                  ----------
         Off-balance sheet instruments:
           Commitments to extend credit ...                       $7,177,000             --
           Standby letters of credit ......                          110,000             --

NOTE 13. EMPLOYMENT CONTRACTS AND COMMON STOCK WARRANTS

The Company has entered into three continuously automatic-renewing three-year employment agreements with three of its senior executives, the President and Chief Executive Officer, the Chief Administrative Officer and the Chairman of the Board and Chief Financial Services Officer. These agreements will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify initial annual salaries of $220,000, $160,000 and $220,000, respectively, and annual bonuses to be determined by the Board of Directors.

Additionally, the three executives noted above along with the members of the Company's Board of Directors and three other organizers of the Company were awarded warrants which allow each individual the ability to purchase the common stock of the Company at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in conjunction with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000. The warrants are exercisable until August 18, 2010.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. RELATED PARTY TRANSACTIONS

The Company paid the Chairman approximately $66,000 for consulting services related to pre-opening activities of the Company. A local public relations company, of which one of the Company's directors is a principal, provides various services for the Company. For the period from February 28, 2000 (inception) to December 31, 2000 the Company incurred approximately $88,000 in expense for services rendered by this public relations company. Additionally, another director is a principal in a local insurance firm that serves as an agent in securing insurance in such areas as the Company's employee benefit plans, property and casualty insurance and other insurance policies.

NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statements of operations, and cash flows of Pinnacle Financial Partners, Inc. for the period February 28, 2000 (inception) to December 31, 2000:


                             CONDENSED BALANCE SHEET
        Assets:
          Cash ......................................................     $    176,526
          Investment in subsidiary ..................................       15,594,339
                                                                          ------------
                                                                          $ 15,770,865
                                                                          ============

        Stockholders' equity ........................................     $ 15,770,865
                                                                          ============

                                 CONDENSED STATEMENT OF OPERATIONS
         Income:
           Interest income ..........................................    $     187,206
           Other income .............................................               --
                                                                          ------------
                                                                               187,206
                                                                          ------------
         Expenses:
           Salaries and employee benefits ...........................          104,181
           Occupancy and equipment ..................................           43,419
           Interest .................................................           34,598
           Other ....................................................          185,503
                                                                          ------------
                                                                               367,701
                                                                          ------------
         Loss before equity in loss of subsidiary ...................         (180,495)
           Equity in loss of subsidiary .............................       (2,074,694)
                                                                          ------------
         Net loss ...................................................     $ (2,255,189)
                                                                          ============

                        CONDENSED STATEMENT OF CASH FLOWS
         Operating activities:
           Net loss .................................................     $ (2,255,189)
           Adjustments to reconcile net loss to net cash used by
             operating activities:
               Equity in loss of Bank ...............................        2,074,694
                                                                          ------------
               Net cash used by operating activities ................         (180,495)
                                                                          ------------
         Investing activities:
           Investment in Bank .......................................      (17,675,500)
                                                                          ------------
               Net cash used in investing activities ................      (17,675,500)
                                                                          ------------
         Financing activities:
           Net proceeds from sale of common stock ...................       18,211,200
           Stock issuance costs .....................................         (178,679)
                                                                          ------------
               Net cash provided by financing activities ............       18,032,521
                                                                          ------------

           Net increase in cash .....................................     $    176,526
                                                                          ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item will be included in Pinnacle's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, which will be filed on or before April 30, 2001 under the following headings, and is incorporated herein by reference to such Proxy Statement:

         Proposal #1: Election of Directors;

         Other information - Executive Officers; and

         Other information - Section 16(a) Beneficial Ownership Reporting Compliance.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, which will be filed on or before April 30, 2001 under the heading, "Other information - Compensation" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item will be included in Pinnacle's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, which will be filed on or before April 30, 2001 under the headings, "Other information - Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item will be included in Pinnacle's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, which will be filed on or before April 30, 2001 under the headings, "Other information - Certain Relationships and Related Transactions," and "Other information - Compensation" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                Exhibit
                  No.                          Description
                -------             ---------------------------------
                  3.1               Charter, as amended and restated*

                  3.2               Bylaws*

        4.1.1        Specimen Common Stock Certificate*

        4.1.2        See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

        10.1         Lease Agreement by and between TMP, Inc. (former name of Pinnacle
                     Financial Partners, Inc.) and Commercial Street Associates dated
                     March 16, 2000 (main office)*

        10.4         Form of Pinnacle Financial Partners, Inc.'s Organizers' Warrant
                     Agreement*

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

        10.20        Green Hills Office Lease

        23           Consent of Arthur Andersen, LLP

---------------
* Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant's Registration Statement on Form SB-2, as amended (File No. 333-38018).

                           (b)      Reports on form 8-K
                                    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PINNACLE FINANCIAL PARTNERS, INC.



                                       By: /s/ M. Terry Turner
                                           -------------------
                                           M. Terry Turner
                                           President and CEO

                                           Date: March 13, 2001

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints M. Terry Turner and Robert A. McCabe, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                          Date
---------                                            -----                          ----
/s/ Robert A. McCabe, Jr.                            Chairman of the Board          March 13, 2001
-------------------------                              and Chief Financial
Robert A. McCabe, Jr.                                  Services Officer



/s/ M. Terry Turner                                  President and Chief            March 13, 2001
---------------------------                            Executive Officer
M. Terry Turner



/s/ Sue R. Atkinson                                  Director                       March 13, 2001
---------------------------
Sue R. Atkinson



/s/ Clay T. Jackson                                  Director                       March 13, 2001
---------------------------
Clay T. Jackson



/s/ John E. Maupin, Jr.                              Director                       March 13, 2001
---------------------------
John E. Maupin, Jr.

/s/ Robert E. McNeilly, Jr.                          Director                       March 13, 2001
---------------------------
Robert E. McNeilly, Jr.



/s/ Dale W. Polley                                   Director                       March 13, 2001
---------------------------
Dale W. Polley



/s/ James L. Shaub, II                               Director                       March 13, 2001
---------------------------
James L. Shaub, II



/s/ Reese L. Smith, III                              Director                       March 13, 2001
---------------------------
Reese L. Smith, III



/s/ Colleen Conway-Welch                             Director                       March 13, 2001
---------------------------
Colleen Conway-Welch

                                  EXHIBIT INDEX

                Exhibit
                    No.                                            Description
                 -------            -----------------------------------------------------------------------
                  3.1               Charter, as amended and restated*

                  3.2               Bylaws*

                  4.1.3             Specimen Common Stock Certificate*

                  4.1.4             See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

                  10.1              Lease Agreement by and between TMP, Inc. (former name of Pinnacle
                                    Financial Partners, Inc.) and Commercial Street Associates dated
                                    March 16, 2000 (main office)*

                  10.4              Form of Pinnacle Financial Partners, Inc.'s Organizers' Warrant
                                    Agreement*

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

                  10.20             Green Hills Office Lease

                  23                Consent of Arthur Andersen, LLP

                 ---------------
                 * Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant's Registration Statement on Form SB-2, as amended (File No. 333-38018).