Form 10QSB
period 2001-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2001-05-04
CIK 1115055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to ________

                          Commission File No: 000-31225

                        Pinnacle Financial Partners, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                            6711                                   62-1812853
-----------------------------       ----------------------------        -----------------------------------
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

                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,910,000 shares of common stock, $1.00 par value per share, issued and outstanding as of April 6, 2001.

     Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                        PINNACLE FINANCIAL PARTNERS, INC.

                              REPORT ON FORM 10-QSB
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
PART I:

     Item 1.  Consolidated Financial Statements.

         Balance Sheet as of March 31, 2001........................................................ 3

         Statement of Operations for the three months ended March 31, 2001 and the period from February 28, 2000 (inception) to March 31, 2000.......................... 4

         Statement of Cash Flows for the three months ended March 31, 2001 and the period from February 28, 2000 (inception) to March 31, 2000.......................... 5

         Notes to Consolidated Financial Statements................................................ 6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations........................................................................ 7

PART II:

     Item 1.  Legal Proceedings....................................................................10

     Item 2.  Change in Securities and Use of Proceeds.............................................10

     Item 3.  Defaults Upon Senior Securities......................................................10

     Item 4.  Submission of Matters to a Vote of Security Holders..................................10

     Item 5.  Other Information....................................................................10

     Item 6.  Exhibits and Reports on Form 8-K.....................................................11

SIGNATURES.........................................................................................11


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

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED

                                 MARCH 31, 2001

                                     ASSETS

Cash and due from banks ............................................      $  2,800,883
Federal funds sold .................................................         4,748,068
                                                                          ------------
     Cash and cash equivalents .....................................         7,548,951

Securities available-for-sale ......................................        12,647,636
Federal Reserve Bank stock, at cost ................................           530,300

Loans ..............................................................        41,792,558
     Less allowance for loan losses ................................          (525,000)
     Loans, net ....................................................        41,267,558

Premises and equipment, net ........................................         2,580,149
Other assets .......................................................         1,566,192
                                                                          ------------
         Total assets ..............................................      $ 66,140,786
                                                                          ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand ....................................      $  5,846,570
     Interest-bearing demand .......................................         1,998,350
     Savings .......................................................        25,480,675
     Time ..........................................................        13,959,564
                                                                          ------------
         Total deposits ............................................        47,285,159
Securities sold under agreements to repurchase .....................         3,947,785
Other liabilities ..................................................           323,944
                                                                          ------------
         Total liabilities .........................................        51,556,888

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, no par value; 10,000,000 shares authorized; no
         shares issued and outstanding .............................              --
     Common stock, par value $1.00; 10,000,000 shares authorized;
         1,910,000 issued and outstanding at March 31, 2001 ........         1,910,000
     Additional paid-in capital ....................................        16,122,521
     Accumulated deficit ...........................................        (3,536,801)
     Accumulated other comprehensive income, net ...................            88,178
                                                                          ------------
         Total stockholders' equity ................................        14,583,898
                                                                          ------------
         Total liabilities and stockholders' equity ................      $ 66,140,786
                                                                          ============

    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

          For the three months ended March 31, 2001 and for the period from February 28, 2000 (inception) through March 31, 2000


                                                                     2001          2000
                                                                     ----          ----
     Loans, including fees .....................................  $   511,450        --
     Taxable securities ........................................      171,872        --
     Federal funds sold ........................................      113,756        --
                                                                  -----------     -------
         Total interest income .................................      797,078        --
                                                                  -----------     -------

Interest expense:
     Deposits ..................................................      336,631        --
     Securities sold under agreements to repurchase ............       13,397        --
     Other borrowings ..........................................         --           308
                                                                  -----------     -------
         Total interest expense ................................      350,028         308
                                                                  -----------     -------
         Net interest income (expense) .........................      447,050        (308)

Provision for loan losses ......................................      362,622        --
                                                                  -----------     -------
Net interest income (expense) after provision for loan losses ..       84,428        (308)

Other income:
     Service charges on deposit accounts .......................        4,763        --
     Other service charges, commissions and fees ...............      178,043        --
                                                                  -----------     -------
         Total other income ....................................      182,806        --
                                                                  -----------     -------
Other expense:
     Salaries and employee benefits ............................    1,079,630      23,658
     Equipment and occupancy ...................................      258,523        --
     Marketing and other business development ..................       40,595        --
     Administrative ............................................       68,800      54,496
     Postage and supplies ......................................       29,911        --
     Other operating ...........................................       71,387       8,636
                                                                  -----------     -------
         Total other expense ...................................    1,548,846      86,790
                                                                  -----------     -------
Loss before income taxes .......................................   (1,281,612)    (87,098)
     Income tax expense ........................................         --          --
                                                                  -----------     -------
Net loss .......................................................  $(1,281,612)    (87,098)
                                                                  ===========     =======
Per share information:
     Basic and diluted net loss per common share - based on
         1,910,000 weighted average shares outstanding in 2001
         and 1 share issued and outstanding in 2000 ............  $     (0.67)    (87,098)
                                                                  ===========     =======


    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

          For the three months ended March 31, 2001 and for the period from February 28, 2000 (inception) through March 31, 2000


                                                                    2001           2000
                                                                    ----           ----
Operating activities:
     Net loss ................................................. $ (1,281,612)     (87,098)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Net accretion of available-for-sale securities ..      (28,510)        --
              Depreciation and amortization ...................      145,622         --
              Provision for loan losses .......................      362,622         --
              Increase in other assets ........................     (174,529)     (27,246)
              Decrease in other liabilities ...................      (10,995)      43,678
                                                                ------------     --------
         Net cash used in operating activities ................     (987,402)     (70,666)
                                                                ------------     --------

Investing activities:
     Purchases of securities available-for-sale, net ..........   (5,357,577)        --
     Net increase in loans ....................................  (29,385,450)        --
     Purchases of premises and equipment and software .........     (197,381)        --
                                                                ------------     --------
         Net cash used in investing activities ................  (34,940,408)        --
                                                                ------------     --------

Financing activities:
     Net increase in deposits .................................   24,746,514         --
     Net increase in repurchase agreements ....................    3,541,785         --
     Proceeds from borrowings .................................         --        100,000
     Proceeds from issuance of stock ..........................         --             10
     Deferred stock issuance costs ............................         --         (9,500)
                                                                ------------     --------
         Net cash provided by financing activities ............   28,288,299       90,510
                                                                ------------     --------

         Net decrease in cash and cash equivalents ............   (7,639,511)      19,844
         Cash and cash equivalents, beginning of period .......   15,188,462         --
                                                                ------------     --------

         Cash and cash equivalents, end of period ............. $  7,548,951       19,844
                                                                ============     ========

Supplemental disclosure:
     Cash paid for interest ................................... $    300,925         --
                                                                ============     ========

     Cash paid for income taxes ............................... $       --           --
                                                                ============     ========


    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Pinnacle Financial Partners, Inc. (the "Company") was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (the "Bank"). The Bank is a commercial bank located in Nashville, Tennessee. The Bank provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. The Bank commenced its banking operations on October 27, 2000. Prior to October 27, 2000, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standard No.7, "Accounting and Reporting by Development Stage Enterprises", and devoted substantially all its efforts to establishing the Bank.

     ORGANIZATIONAL AND PRE-OPENING COSTS - Substantially all activities prior to the Bank's opening consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs were primarily legal fees, consulting fees, and application fees related to the incorporation of the Company and initial organization of the Bank. The organizational and pre-opening costs as incurred by the Company were charged to the Company's operating results. For the period from February 28, 2000 (inception) through March 31, 2000 these costs amounted to approximately $87,000.

BASIS OF PRESENTATION - These consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

     Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

NOTE 2. INCOME TAXES

At March 31, 2001, the Company has available net operating loss carryforwards of approximately $3,061,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020. There was no provision (benefit) for income taxes for the three month period ended March 31, 2001, since a 100% valuation reserve is being maintained for the net operating loss carryforward.

NOTE 3. PER SHARE INFORMATION

The net loss per share information was computed based on weighted average shares outstanding for the three months ended March 31, 2001 of 1,910,000 shares and for the period from February 28, 2000 (inception) to March 31, 2000 of one share as prior to the Company's initial public offering the Company had only one share of common stock outstanding which was redeemed once the initial public offering was concluded on August 23, 2000. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to March 31, 2000 would have been $(0.05) per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of Pinnacle Financial Partners, Inc. (the "Company") and Pinnacle National Bank's (the "Bank") financial condition and results of operations as of and for the three months ended March 31, 2001. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

The Company was formed on February 28, 2000 (inception) with the Bank subsequently opening for business on October 27, 2000. For the period from February 28, 2000 through October 27, 2000, the Company's principal activities related to its organization, the conducting of its initial public offering, and the other activities concerning the opening of the Bank, which included the pursuit of approvals from the various banking regulatory authorities, hiring the appropriate personnel and implementing operating procedures. Through March 31, 2000, the Company had incurred approximately $87,000 in expense in pursuit of these activities.

FINANCIAL CONDITION

The Company has experienced significant growth between December 31, 2000 and March 31, 2001. At March 31, 2001, the Company had total assets of $66.1 million compared to $39.0 million at December 31, 2000. At March 31, 2001, total assets consisted principally of $41.8 million in loans, $13.2 million in investments and $7.5 million in cash and cash equivalents. Liabilities at March 31, 2001 totaled $51.6 million, consisting principally of $47.3 million in deposits and $3.9 million in securities sold under agreements to repurchase. At March 31, 2001, shareholders' equity was $14.6 million.

At March 31, 2001, the Company's loan portfolio consisted primarily of $8.2 million of commercial real estate loans, $32.4 million of commercial loans, and $1.2 million of consumer and home equity loans.

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover the inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans. At March 31, 2001, the Company's allowance for loan losses was $525,000. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

At March 31, 2001, the Company had $47.3 million in deposits. Demand and savings accounts approximate $33.3 million, of which approximately 60% are commercial related accounts. Time deposits amount to approximately $14 million at March 31, 2001. Approximately $12.5 million are certificates of deposit in denominations of $100,000 or greater. Additionally, at March 31, 2001, time deposits included $4.6 million of certificates of deposit issued to a public entity which require pledging of certain of the Company's securities portfolio. The Company has also entered into agreements with customers to sell certain of its securities under agreements to repurchase the security the following day.

RESULTS OF OPERATIONS

Following is a summary of the Company's operations for the three month period ended March 31, 2001 (dollars in thousands):

      Net interest income...................................     $    447
      Provision for loan losses.............................         (363)
      Other operating income................................          183
      Other operating expense...............................       (1,549)
                                                                 --------
           Net loss.........................................     $ (1,282)
                                                                 ========

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and other losses, to generate non-interest income, and to control operating expenses.

NET INTEREST INCOME

The following table sets forth the amount of the Company's average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, the average interest rate for total interest-earning assets and total interest-bearing liabilities, and net interest spread and net yield on average interest-earning assets for the three months ended March 31, 2001 (dollars in thousands):

                                                                    Average     Income/    Average
                                                                    Balances    Expense   Yield/Rate
                                                                    --------    -------   ----------
         Interest-earning assets:
              Loans ..............................................   $24,324      $511       8.5%
              Taxable investment securities, available for sale ..    10,341       172       6.7
              Federal funds sold .................................     7,921       114       5.8
                                                                     -------      ----       ---

                   Total interest-earning assets .................    42,586       797       7.6
                                                                                  ----       ---
         Nonearning assets .......................................     5,344
                                                                     -------
              Total assets .......................................   $47,930
                                                                     =======

         Interest-bearing liabilities:
              Interest-bearing deposits ..........................    27,600       337       4.9
              Securities sold under agreements to repurchase .....     1,226        13       4.4
                                                                     -------      ----       ---
                  Total interest-bearing liabilities .............    28,826       350       4.9
                                                                     -------      ----       ---
         Demand deposits .........................................     3,709
         Other liabilities .......................................       287
         Stockholders' equity ....................................    15,108
                                                                     -------
              Total liabilities and stockholders' equity .........   $47,930
                                                                     =======

         Net interest income .....................................                $447
                                                                                  ====
         Net interest spread .....................................                           2.7
              Benefit of interest free funding ...................                           1.6
                                                                                             ---
         Net interest margin .....................................                           4.3%
                                                                                             ===

         -------------
         Note - The impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities.

PROVISION FOR LOAN LOSSES

The provision for loan losses was approximately $363,000 for the three month period ended March 31, 2001. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of March 31, 2001, the Company had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans at March 31, 2001 was 1.26%.

OTHER OPERATING INCOME

Other operating income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees.

INCOME TAX EXPENSE

The Company had no income tax expense due to a pre-tax operating loss of approximately $1,282,000 which can be carried forward to offset any future taxable income. The Company has recorded a full valuation allowance against net deferred tax assets for any benefits that may be realized for this operating loss carryforward.

PER SHARE INFORMATION

The net loss per share computed on a basis of 1,910,000 common shares outstanding for the three month period ended March 31, 2001 was $(0.67) per share. The net loss per share for the period from February 28, 2000 (inception) to March 31, 2000 was computed on a basis of one share outstanding as prior to the Company's initial public offering, the Company had only one share of common stock outstanding which was redeemed once the initial public offering was concluded on August 23, 2000. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to March 31, 2000 would have been $(0.05) per share.

LIQUIDITY

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base also provides sources of liquidity through attraction of increased deposits from public entities, deposits obtained through utilization of national brokered deposit programs and borrowing funds from various other institutions.

At March 31, 2001, the Company had approximately $9,866,000 of liquid assets. For purposes of liquidity management, liquid assets are cash and cash equivalents, Federal funds sold and investment securities that mature within one year. This amount represented 17% of the Company's total earning assets at March 31, 2001. Additionally, the Company had $10,331,000 in available for sale investment securities that mature after one year which could be sold to meet liquidity needs.

The Company's consolidated statement of cash flows for the three months ended March 31, 2001 shows net cash provided or used by operating, investing and financing activities. As noted on this statement the Company used approximately $987,000 for operations during this period period. Net cash used for investing activities amounted to approximately $34.9 million as funds received from financing activities of approximately $28.3 million were deployed in earning assets and premises and equipment.

At March 31, 2001, the Company had unfunded loan commitments outstanding of approximately $17.4 million and outstanding standby letters of credit of approximately $756,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or debt securities or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, the Bank has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. Of note is that at March 31, 2001, the Bank had accommodations with upstream correspondent banks for unsecured short-term advances of approximately $16.9 million. These accommodations have various covenants related to their term and availability, particularly related to their term in that in most cases the accommodation may only be outstanding for less than a month before having to be repaid.

At March 31, 2001, the Company had no material commitments for capital expenditures. However, the Company is in the process of developing its branch network in Davidson and surrounding counties. As a result, the Company will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. The Company anticipates operating a branch facility in the Green Hills area of Nashville during 2001. The Company currently anticipates such a facility to cost approximately $1 million to construct.

Management believes that the Company has adequate liquidity to meet all known commitments (i.e., loan commitments) and reasonable borrower, depositor, and creditor requirements over the next twelve months.

CAPITAL RESOURCES

During 2000, the Company completed its initial stock offering and issued 1,910,000 shares of Company common stock. The net proceeds to the Company from the issuance of these shares approximated $18.2 million. Additionally, approximately $179,000 of costs related the issuance of the Company's common stock was also charged to the Company's stockholders' equity during 2000.

At March 31, 2001, the Company's and the Bank's capital ratios were substantially greater than regulatory minimum capital requirements. At March 31, 2001, the Bank's Tier 1 leverage ratio was approximately 30%, its Tier 1 risk-based capital ratio was 27% and its Total risk-based capital ratio was 28%. The Company's ratios approximate the Bank's. These ratios will decline as asset growth continues, but the Company intends to remain in excess of the regulatory minimum requirements. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, unforeseen losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable
         (b) Not applicable
         (c) Not applicable
         (d) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)    EXHIBITS
               None.

    (B)    REPORTS ON FORM 8-K
               None.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PINNACLE FINANCIAL PARTNERS, INC.



                                        By: /s/ M. Terry Turner
                                        ---------------------------------
                                        M. Terry Turner
                                        President and CEO

                                        Date: April 30, 2001




                                        By: /s/ Harold R. Carpenter
                                        ---------------------------------
                                        Harold R. Carpenter
                                        Chief Financial Officer

                                        Date: April 30, 2001




                                  EXHIBIT INDEX

   Exhibit
      No.                                    Description
   -------       ---------------------------------------------------------------
   None.