Form 10QSB
period 2001-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2001-08-14
CIK 1115055

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from          to

                          Commission File No: 000-31225

                        Pinnacle Financial Partners, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                            6711                                    62-1812853
------------------------------      ---------------------------           -----------------------------------
  (State or jurisdiction of         (Primary Standard Industrial          (I.R.S. Employer Identification No.)
incorporation or organization)      Classification Code Number)


 The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

      1,910,000 shares of common stock, $1.00 par value per share, issued and outstanding as of August 10, 2001.

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                        PINNACLE FINANCIAL PARTNERS, INC.

                              REPORT ON FORM 10-QSB
                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
PART I:

     Item 1.  Consolidated Financial Statements.

         Balance Sheet as of June 30, 2001..........................................................3

         Statements of Operations for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and the period from February 28, 2000 (inception)
              to June 30, 2000......................................................................4

         Statements of Cash Flows for the six months ended June 30, 2001 and the period from
              February 28, 2000 (inception) to June 30, 2000........................................5

         Notes to Consolidated Financial Statements.................................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations............................................................................8

PART II:

     Item 1.  Legal Proceedings....................................................................12

     Item 2.  Change in Securities and Use of Proceeds.............................................12

     Item 3.  Defaults Upon Senior Securities......................................................12

     Item 4.  Submission of Matters to a Vote of Security Holders..................................12

     Item 5.  Other Information....................................................................13

     Item 6.  Exhibits and Reports on Form 8-K.....................................................13

SIGNATURES.........................................................................................13


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

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED

                                  JUNE 30, 2001

                                     ASSETS

Cash and due from banks ............................................  $   5,572,318
Federal funds sold and securities purchased under
   agreements to resell ............................................      7,445,295
                                                                      -------------
     Cash and cash equivalents .....................................     13,017,613

Securities available-for-sale ......................................     14,872,061
Federal Reserve Bank stock, at cost ................................        530,300

Loans ..............................................................     69,319,235
     Less allowance for loan losses.,...............................       (887,000)
                                                                      -------------
     Loans, net ....................................................     68,432,235

Premises and equipment, net ........................................      2,690,859
Other assets .......................................................      1,644,154
                                                                      -------------
         Total assets ..............................................  $ 101,187,222
                                                                      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand ....................................  $   8,185,312
     Interest-bearing demand .......................................      6,704,721
     Savings .......................................................     34,911,505
     Time ..........................................................     25,088,463
                                                                      -------------
         Total deposits ............................................     74,890,001
Securities sold under agreements to repurchase .....................      5,140,034
Federal funds purchased ............................................      5,500,000
Other borrowings ...................................................      1,500,000
Other liabilities ..................................................        523,483
                                                                      -------------
         Total liabilities .........................................     87,553,518

Commitments and contingent liabilities

Stockholders' equity:
     Preferred stock, no par value; 10,000,000 shares authorized; no
         shares issued and outstanding..............................             --
     Common stock, par value $1.00; 10,000,000 shares authorized;
         1,910,000 issued and outstanding ..........................      1,910,000
     Additional paid-in capital ....................................     16,122,521
     Accumulated deficit ...........................................     (4,472,229)
     Accumulated other comprehensive income, net ...................         73,412
                                                                      -------------
         Total stockholders' equity ................................     13,633,704
                                                                      -------------
         Total liabilities and stockholders' equity ................  $ 101,187,222
                                                                      =============

    The accompanying notes are an integral part of this financial statement.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

          For the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and for the period from February 28, 2000
                       (inception) through June 30, 2000

                                                                                                         PERIOD FROM
                                                                                                         FEBRUARY 28,
                                                                                               SIX           2000
                                                                    THREE MONTHS ENDED        MONTHS     (INCEPTION)
                                                                         JUNE 30,              ENDED        THROUGH
                                                                  -----------------------     JUNE 30,      JUNE 30,
                                                                      2001        2000          2001         2000
                                                                  -----------    --------    ----------    --------
Interest income:
     Loans, including fees ....................................   $ 1,013,379          --     1,524,830          --
     Taxable securities .......................................       237,602          --       409,472          --
     Federal funds sold and securities purchased under
         agreements to resell .................................        47,465          --       161,222          --
                                                                  -----------    --------    ----------    --------

         Total interest income ................................     1,298,446          --     2,095,524          --
                                                                  -----------    --------    ----------    --------
Interest expense:
     Deposits .................................................       572,152          --       908,782          --
     Securities sold under agreements to repurchase ...........        50,354          --        63,752          --
     Federal funds purchased and other borrowings .............        14,561       6,198        14,561       6,506
                                                                  -----------    --------    ----------    --------
         Total interest expense ...............................       637,067       6,198       987,095       6,506
                                                                  -----------    --------    ----------    --------
         Net interest income (expense) ........................       661,379      (6,198)    1,108,429      (6,506)

Provision for loan losses .....................................       362,000          --       724,622          --
                                                                  -----------    --------    ----------    --------
Net interest income (expense) after provision for loan losses .       299,379      (6,198)      383,807      (6,506)

Other income:
     Service charges on deposit accounts ......................        15,133          --        19,896          --
     Investment services ......................................       242,978          --       407,447          --
     Other service charges, commissions and fees ..............       109,780          --       123,354          --
                                                                  -----------    --------    ----------    --------
         Total other income ...................................       367,891          --       550,697          --
                                                                  -----------    --------    ----------    --------
Other expense:
     Salaries and employee benefits ...........................     1,081,883     114,089     2,161,513     137,747
     Equipment and occupancy ..................................       274,111          --       532,634          --
     Marketing and other business development .................        49,902          --        90,497          --
     Administrative ...........................................        92,964     113,679       175,494     168,175
     Postage and supplies .....................................        31,177          --        55,995          --
     Other operating ..........................................        72,661      63,565       135,411      72,201
                                                                  -----------    --------    ----------    --------
         Total other expense ..................................     1,602,698     291,333     3,151,544     378,123
                                                                  -----------    --------    ----------    --------
Loss before income taxes ......................................      (935,428)   (297,531)   (2,217,040)   (384,629)
     Income tax expense .......................................            --          --            --          --
                                                                  -----------    --------    ----------    --------
Net loss ......................................................   $  (935,428)   (297,531)   (2,217,040)   (384,629)
                                                                  ===========    ========    ==========    ========
Per share information:
     Basic and diluted net loss per common
         share - based on 1,910,000 weighted average shares
         outstanding in 2001 and 1 share issued and outstanding
         in 2000 ..............................................   $     (0.49)   (297,531)        (1.16)   (384,629)
                                                                  ===========    ========    ==========    ========


   The accompanying notes are an integral part of these financial statements.

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

               For the six months ended June 30, 2001 and for the period
            from February 28, 2000 (inception) through June 30, 2000

                                                                              PERIOD FROM
                                                                              FEBRUARY 28,
                                                                                  2000
                                                                 SIX MONTHS   (INCEPTION)
                                                                    ENDED       THROUGH
                                                                   JUNE 30,     JUNE 30,
                                                                    2001         2000
                                                                ------------    --------
Operating activities:
     Net loss ...............................................   $ (2,217,040)   (384,629)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Net amortization (accretion) of
                   available-for-sale securities ............        (19,355)         --
              Depreciation and amortization .................        294,614          --
              Provision for loan losses .....................        724,622          --
              Increase in other assets ......................       (294,766)    (90,325)
              Increase in other liabilities .................        196,493      45,281
                                                                ------------    --------
         Net cash used in operating activities ..............     (1,315,432)   (429,673)
                                                                ------------    --------
Investing activities:
     Purchases of securities available-for-sale, net ........     (7,613,872)         --
     Net increase in loans ..................................    (56,912,127)         --
     Purchases of premises and equipment and software .......       (414,808)         --
                                                                ------------    --------
         Net cash used in investing activities ..............    (64,940,807)         --
                                                                ------------    --------
Financing activities:
     Net increase in deposits ...............................     52,351,356          --
     Net increase in repurchase agreements ..................      4,734,034          --
     Net increase in funds purchased and other borrowings ...      7,000,000     472,660
     Proceeds from issuance of stock ........................             --          10
     Deferred stock issuance costs ..........................             --     (39,500)
                                                                ------------    --------
         Net cash provided by financing activities ..........     64,085,390     433,170
                                                                ------------    --------
         Net increase (decrease) in cash and cash equivalents     (2,170,849)      3,497
         Cash and cash equivalents, beginning of period .....     15,188,462          --
                                                                ------------    --------
         Cash and cash equivalents, end of period ...........   $ 13,017,613       3,497
                                                                ============    ========
Supplemental disclosure:
     Cash paid for interest .................................   $    987,095       6,506
                                                                ============    ========
     Cash paid for income taxes .............................   $         --          --
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

     ORGANIZATIONAL AND PRE-OPENING COSTS - Substantially all activities prior to the Bank's opening consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs were primarily legal fees, consulting fees, and application fees related to the incorporation of the Company and initial organization of the Bank. The organizational and pre-opening costs as incurred by the Company were charged to the Company's operating results. For the period from February 28, 2000 (inception) through June 30, 2000 these costs amounted to approximately $385,000.

BASIS OF PRESENTATION - These consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

     COMPREHENSIVE INCOME - Statement of Financial Standards ("SFAS") No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

NOTE 2.  INCOME TAXES

At June 30, 2001, the Company has available net operating loss carryforwards of approximately $3,583,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020. There

                PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     was no provision (benefit) for income taxes for the three month or six month periods ended June 30, 2001, since a 100% valuation reserve is being maintained for the net operating loss carryforward.

NOTE 3.  PER SHARE INFORMATION

The net loss per share information was computed based on weighted average shares outstanding for the three month and six month periods ended June 30, 2001 of 1,910,000 shares and for the period from February 28, 2000 (inception) to June 30, 2000 of one share as prior to the Company's initial public offering the Company had only one share of common stock outstanding which was redeemed once the initial public offering was concluded on August 23, 2000. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the three-month period ended June 30, 2000 would have been $(0.16) and for the period from February 28, 2000 (inception) to June 30, 2000 the net loss per share would have been $(0.20) per share.

     Additionally, as of June 30, 2001, the Company had awarded 203,000 warrants to certain directors and others which participated in the founding of the Company. These warrants allow the holder to acquire one share of common stock for $10 per share. The warrants vest in one third increments over a three year period beginning August 18, 2000 and are exercisable until August 18, 2010. As of June 30, 2001, the Company had also issued to employees, 236,200 of incentive stock options which allow the option holder the ability to acquire one share of common stock at prices ranging from $7.64 to $10.00 per share. These options vest in varying increments over a five year period beginning one year from the date of grant and are exercisable for 10 years following the date of grant. As of June 30, 2001, neither the warrants nor the options are exercisable. Since these warrants and options are all antidilutive, they have not been considered in the calculation of the Company's diluted earnings per share for the three-month or six-month period ended June 30, 2001.

NOTE 4.  NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
     #141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS #141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

In July 2001, the FASB issued SFAS #142, "Goodwill and Other Intangible
     Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS #142, which for most companies, will be January, 2002. As the Company has no goodwill or other intangible assets included in the accompanying consolidated balance sheet, SFAS #142 will not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of Pinnacle Financial Partners, Inc. (the "Company") and Pinnacle National Bank's (the "Bank") financial condition and results of operations as of and for the three-months and six-months ended June 30, 2001. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

The Company was formed on February 28, 2000 (inception) with the Bank subsequently opening for business on October 27, 2000. For the period from February 28, 2000 through October 27, 2000, the Company's principal activities related to its organization, the conducting of its initial public offering, and the other activities concerning the opening of the Bank, which included the pursuit of approvals from the various banking regulatory authorities, hiring the appropriate personnel and implementing operating procedures. Through June 30, 2000, the Company had incurred approximately $385,000 in expense in pursuit of these activities.

FINANCIAL CONDITION

The Company has experienced significant growth between December 31, 2000 and June 30, 2001. At June 30, 2001, the Company had total assets of $101.2 million compared to $39.0 million at December 31, 2000. The significant increase in assets was generally reflected in loans and was attributable primarily to the increases in deposits and other funding sources for the first six months of 2001. As the Company is in its first year of operations, the Company anticipates that assets will continue to increase significantly over the next few quarters.

At June 30, 2001, the Company's loan portfolio was approximately $69.3 million and consisted primarily of $18.7 million of commercial real estate loans, $44.5 million of commercial loans, and $6.1 million of consumer and home equity loans. This represented an increase in loan balances of approximately $56.9 million from the December 31, 2000 amount of approximately $12.4 million. At June 30, 2001, there were no loans on nonaccrual status or any loans past due 90 days or more.

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover the inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans. Management has consistently performed this evaluation since the opening of the Bank on a quarterly basis with no significant changes to the estimation methodology or to any of the assumptions used in the process.

At June 30, 2001, the Company's allowance for loan losses was $887,000 which approximated 1.28% of loans outstanding. The balance in the allowance for loan losses at December 31, 2000 was approximately $162,000 which approximated 1.31% of loans outstanding. The increase in the allowance for loan losses was directly attributable to the growth in loans during the period and was not adjusted for any changes to initial allocation assumptions or any new factors which may have come about during the six-month period ended June 30, 2001. The Company anticipates that the allowance for loan losses will continue to increase as loan balances increase. The Company has not charged-off any loan balances to the allowance to date. As the Company has experienced no loan losses and has no nonperforming assets at June 30, 2001 or during the six-month period ended June 30, 2001, the provision recorded was based primarily upon peer industry data of comparable commercial banks. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

The Company's remaining assets consist primarily of cash and cash equivalents, available-for-sale securities, premises and equipment and other assets. The changes in cash and cash equivalents and available-for-sale securities are primarily based on day-to-day changes in the Company's deposit balances and are managed pursuant to the Company liquidity management policies as described below. Premises and equipment and other assets increased approximately $373,000 between June 30, 2001 and December 31, 2000 with most of this increase due to the acquisition of equipment and software and increased customer interest accruals due to the larger loan volumes. With the addition of the Green Hills branch location in Nashville, Tennessee scheduled to open during the third quarter of this year, additional capital expenditures will be required to fund construction of this location.

At June 30, 2001, the Company had $74.9 million in deposits compared to $22.5 million at December 31, 2000. The Company has also entered into agreements with customers to sell certain of its securities under agreements to repurchase the security the following day. At June 30, 2001, these repurchase agreements amounted to approximately $5.1 million compared to $406,000 at December 31, 2000. Deposit growth has been significant since commencement of operations in both noninterest and interest-bearing deposit categories. Demand and savings accounts approximate $49.8 million compared to approximately $19.0 million at December 31, 2000. At June 30, 2001, approximately 72% of these accounts were commercial related accounts compared to 46% at December 31, 2000. Time deposits amount to approximately $25.1 million at June 30, 2001 compared to approximately $3.5 million at December 31, 2000. Approximately $23.3 million are certificates of deposit in denominations of $100,000 or greater. Additionally, at June 30, 2001, time deposits included $6.7 million of certificates of deposit issued to a public entity which require pledging of certain of the Company's securities portfolio.

At June 30, 2001, the Bank had purchased $5.5 million of Federal funds from correspondent banks to fund balance sheet growth during the later part of the period ended June 30, 2001. The Bank has established lines with these correspondents to provide an additional source of liquidity to the Bank. Shortly after June 30, 2001, these funds were sold back to the correspondents in their entirety. Additionally, during the period ended June 30, 2001, the Bank became a member of the Federal Home Loan Bank of Cincinnati ("FHLB") which also represents a source of additional liquidity as the Bank can obtain advances from the FHLB. At June 30, 2001, the Bank had obtained $1.5 million in short-term advances from the FHLB.

RESULTS OF OPERATIONS

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and other losses, to generate non-interest income, and to control operating expenses. Results of operations for the three-month period ended June 30, 2001 reflected a net loss of approximately $935,000 or a net loss per share of $(0.49). The results for the three-month period ended March 31, 2001 reflected a net loss of approximately $1.3 million or $(0.67) per share. The improvement in results of $347,000 was attributable to revenue growth through the accumulation of more interest-earning assets and increased fee income. The results of the Company's operations for the six-month period ended June 30, 2001 was a net loss of approximately $2.2 million or $(1.16) per share. As stated previously, the Company was in the development stage for the periods ended June 30, 2000, thus comparisons of those periods to the current periods are not considered meaningful.

NET INTEREST INCOME

Interest income for the three-month period ended June 30, 2001 was approximately $1.3 million while interest expense was approximately $637,000. The resulting net interest income was $661,000 for the three-month period ended June 30, 2001, compared to $447,000 for the three-months ended March 31, 2001. The net interest margin for the three-months ended June 30, 2001 was 3.6% compared to 4.3% for the three-month period ended March 31, 2001. During the quarter ended June 30, 2001, short-term interest rates continued to decline in response to the actions of the Federal Reserve. Generally, customers with loans tied to prime or other similar rate indexes received immediate benefit from these rate reductions. Conversely, the rates paid on most of the Company's deposits do not respond in a similar fashion as competitive and other market factors generally slow these rate decreases over a more extended period of time. The Company anticipates that the net interest margin will improve over time as the Company is able to grow and fund its current loans and other assets with lower-priced deposits.

The following table sets forth the amount of the Company's average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, the average interest rate for total interest-earning assets and total interest-bearing liabilities, and net interest spread and net yield on average interest-earning assets for the six-months ended June 30, 2001 (dollars in thousands):

                                                                Average     Income/     Average
                                                                Balances    Expense   Yield/Rate
                                                                --------    -------   ----------
     Interest-earning assets:
          Loans ............................................     $39,393     $1,525        7.8%
          Taxable investment securities, available for sale       12,909        409        6.4
          Federal funds sold and securities purchased
            under agreements to resell .....................       6,164        161        5.3
                                                                 -------     ------     ------
               Total interest-earning assets ...............      58,466      2,095        7.2
                                                                             ------     ------
     Non interest-earning assets ...........................       5,746
                                                                 -------
          Total assets .....................................     $64,212
                                                                 =======

     Interest-bearing liabilities:
          Interest-bearing deposits ........................      39,704        909        4.6
          Other interest-bearing liabilities ...............       4,379         78        3.6
                                                                 -------     ------     ------
              Total interest-bearing liabilities ...........      44,083        987        4.5
                                                                 -------     ------     ------
     Demand deposits .......................................       5,198
     Other liabilities .....................................         401
     Stockholders' equity ..................................      14,530
                                                                 -------
          Total liabilities and stockholders' equity .......     $64,212
                                                                 =======

     Net interest income ...................................                 $ 1,108
                                                                             =======
     Net interest spread ...................................                               2.7
          Benefit of interest free funding .................                               1.1
                                                                                        ------
     Net interest margin ...................................                               3.8%
                                                                                        ======

     ----------

     Note -- The impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities.

PROVISION FOR LOAN LOSSES

The provision for loan losses was approximately $725,000 for the six-month period ended June 30, 2001. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. The amount of the provision taken was based on loan growth during the period. The Company anticipates that the provision for loan losses will continue to increase as loan balances increase.

NONINTEREST INCOME AND EXPENSE

Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. During the three-month period ended June 30, 2001, noninterest income increased to approximately $368,000 from $183,000 for the three-month period ended March 31, 2001.

Noninterest expense consists primarily of personnel related expenses, occupancy and equipment costs and other administrative related expenses for accounting firms, attorneys and other professional services used during the normal course of banking business. Noninterest expense for the three-month period ended June 30, 2001 was approximately $1.60 million compared to $1.55 million for the three-month period ended March 31, 2001. The Company anticipates that noninterest expense will increase by a modest amount with most of the increase attributable to the addition of its Green Hills location in Nashville, Tennessee in the third quarter of 2001.

INCOME TAX EXPENSE

The Company had no income tax expense due to a pre-tax operating loss for the six-month period ended June 30, 2001 of approximately $2,217,000 which can be carried forward to offset any future taxable income. The Company has recorded a full valuation allowance against net deferred tax assets for any benefits that may be realized for this operating loss carryforward.

PER SHARE INFORMATION

The net loss per share computed on a basis of 1,910,000 common shares outstanding for the three-month period ended June 30, 2001 was $(0.49) per share and for the six-month period ended June 30, 2001, the net loss per share was $(1.16). The net loss per share for the period from February 28, 2000 (inception) to June 30, 2000 was computed on a basis of one share outstanding as prior to the Company's initial public offering, the Company had only one share of common stock outstanding which was redeemed once the initial public offering was concluded on August 23, 2000. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the three-month period ended June 30, 2000 would have been $(0.16) and for the period from February 28, 2000 (inception) to June 30, 2000 the net loss per share would have been $(0.20) per share.

LIQUIDITY

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base also provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

The Company's consolidated statement of cash flows for the six-months ended June 30, 2001 shows net cash provided or used by operating, investing and financing activities. As noted on this statement the Company used approximately $1.3 million for operations during this period. Net cash used for investing activities amounted to approximately $64.9 million as funds received from financing activities of approximately $64.1 million were deployed in earning assets and premises and equipment. As a result, cash and cash equivalents decreased by $2.2 million during the period.

At June 30, 2001, the Company had unfunded loan commitments outstanding of approximately $34.7 million and outstanding standby letters of credit of approximately $1.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or debt securities or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

To date, the Bank has been able to fund its ongoing liquidity needs through attraction of additional deposits, borrowing against established lines at correspondents and through the liquidation of Federal funds sold. During the period ended June 30, 2001, the Bank became a member of the FHLB which also represents a source of additional liquidity through obtaining advances from the FHLB. As the loan portfolio of the Bank grows, certain loans and other assets qualify as collateral for these FHLB advances. As a result, this increases the Bank's capacity to borrow from the FHLB, thus enhancing the Bank's overall liquidity position.

At June 30, 2001, the Company had no material commitments for capital expenditures. However, the Company is in the process of developing its branch network in Davidson and surrounding counties. As a result, the Company will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. The Company anticipates operating a branch facility in the Green Hills area of Nashville later in 2001. The Company currently anticipates such a facility to cost approximately $1 million to construct, of which $121,000 has been included in premises and equipment through June 30, 2001.

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

At June 30, 2001, the Company's and the Bank's capital ratios were substantially greater than regulatory minimum capital requirements. At June 30, 2001, the Bank's Tier 1 leverage ratio was approximately 17%, its Tier 1 risk-based capital ratio was 15% and its total risk-based capital ratio was 16%. The Company's ratios approximate the Bank's. These ratios will decline as asset growth continues, but the Company intends to remain in excess of the regulatory minimum requirements. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, unforeseen losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

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

          (a)    Not applicable
          (b)    Not applicable
          (c)    Not applicable
          (d)    Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the shareholders of the Company was held on May 15, 2001.

     (b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2004:

                                                   Votes           Votes    Broker
                                                    For          Withheld  Non-votes
                                                    ---          --------  ---------
                  Sue R. Atkinson ...........    1,852,838         7,000        -
                  Colleen Conway-Welch ......    1,849,338        10,500        -
                  Clay T. Jackson ...........    1,852,838         7,000        -

              In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

          Gregory L. Burns........2002       John E. Maupin Jr...........2002
          Robert E. McCabe, Jr....2002       Robert E. McNeilly, Jr......2002
          Dale W. Polley..........2003       M. Terry Turner.............2003
          James L. Shaub, II......2003       Reese L. Smith, III.........2003
          Linda E. Rebrovick......2002

     (c) Other matters voted upon and the results of the voting were as follows:

          The shareholders voted 1,015,835 in the affirmative and 55,350 in the negative, with 4,050 abstentions and 784,603 broker non-votes, to approve the 2001 Pinnacle Financial Partners, Inc. 2000 Incentive Stock Option Plan.

          The shareholders voted 1,858,838 in the affirmative and no votes in the negative, with 1,000 abstentions and no broker non-votes, to appoint Arthur Andersen, LLP as auditors of the Company for the fiscal year ending December 31, 2001.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
          None.

     (b)  REPORTS ON FORM 8-K
          None.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PINNACLE FINANCIAL PARTNERS, INC.



                                    By: /s/ M. Terry Turner
                                        ----------------------------------------
                                    M. Terry Turner
                                    President and CEO

                                    Date:    August 10, 2001



                                    By: /s/ Harold R. Carpenter
                                        ----------------------------------------
                                    Harold R. Carpenter
                                    Chief Financial Officer

                                    Date:    August 10, 2001

                                  EXHIBIT INDEX

    Exhibit
       No.                                  Description
    --------                   -----------------------------------

     None.