Form 10QSB
period 2001-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2001-11-07
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ________

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	6711	62-1812853

(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification No.)

incorporation or organization)	Classification Code Number)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201

(Address of principal executive offices)

(615) 744-3700

(Issuer’s telephone number)

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X ]   NO  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     2,312,053 shares of common stock, $1.00 par value per share, issued and outstanding as of November 6, 2001.

     Transitional Small Business Disclosure Format (check one): YES  [   ]   NO [X]

Pinnacle Financial Partners, Inc.

Report on Form 10-QSB
September 30, 2001

		Page No.

PART I:

Item 1.	Consolidated Financial Statements.

	Balance Sheet as of September 30, 2001	3

	Statements of Operations for the three months ended

	September 30, 2001 and 2000 and for the nine months

	ended September 30, 2001 and the period from February

	28, 2000 (inception) to September 30, 2000	4

	Statements of Cash Flows for the nine months ended

	September 30, 2001 and the period from February 28,

	2000 (inception) to September 30, 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and

	Results of Operations	8

PART II:

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		13

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET — UNAUDITED

September 30, 2001

ASSETS

Cash and due from banks	$6,753,240

Federal funds sold and securities purchased under agreements to resell	2,918,740

Cash and cash equivalents	9,671,980

Securities available-for-sale	21,084,997

Federal Reserve Bank stock, at cost	530,300

Loans	94,882,773

Less allowance for loan losses	(1,185,000)

Loans, net	93,697,773

Premises and equipment, net	3,378,392

Other assets	1,794,305

Total assets	$130,157,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Noninterest-bearing demand	$13,149,999

Interest-bearing demand	5,077,203

Savings	45,742,951

Time	36,133,864

Total deposits	100,104,017

Securities sold under agreements to repurchase	11,097,233

Other borrowings	1,500,000

Other liabilities	774,459

Total liabilities	113,475,709

Commitments and contingent liabilities

Stockholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—

Common stock, par value $1.00; 10,000,000 shares authorized; 1,910,000 issued and outstanding	1,910,000

Common stock subscribed, par value $1.00; 402,053 shares; net of costs to issue	3,597,479

Additional paid-in capital	16,122,521

Accumulated deficit	(5,123,569)

Accumulated other comprehensive income, net	175,607

Total stockholders’ equity	16,682,038

Total liabilities and stockholders’ equity	$130,157,747

The accompanying notes are an integral part of this financial statement.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

For the three months ended September 30, 2001 and 2000 and
for the nine months ended September 30, 2001 and for the period from February 28, 2000 (inception) through September 30, 2000

				Period from
			Nine	February 28,
	Three months ended		months	2000 (inception)
	September 30,		ended	through
			September 30,	September 30,
	2001	2000	2001	2000

Interest income:

Loans, including fees	$1,446,169	—	2,970,999	—

Taxable securities	259,274	115,997	668,747	115,997

Federal funds sold and securities purchased under agreements to resell	56,431	—	217,653	—

Total interest income	1,761,874	115,997	3,857,399	115,997

Interest expense:

Deposits	725,145	—	1,633,926	—

Securities sold under agreements to repurchase	58,398	—	122,150	—

Federal funds purchased and other borrowings	16,599	18,827	31,160	25,333

Total interest expense	800,142	18,827	1,787,236	25,333

Net interest income	961,732	97,170	2,070,163	90,664

Provision for loan losses	298,000	—	1,022,622	—

Net interest income after provision for loan losses	663,732	97,170	1,047,541	90,664

Other income:

Service charges on deposit accounts	27,290	—	47,187	—

Investment services	155,050	—	562,497	—

Other service charges, commissions and fees	110,309	—	233,662	—

Total other income	292,649	—	843,346	—

Other expense:

Salaries and employee benefits	1,052,948	435,965	3,214,461	573,711

Equipment and occupancy	282,228	—	814,862	—

Marketing and other business development	43,025	—	133,521	—

Administrative	109,346	69,016	284,841	237,191

Postage and supplies	50,124	—	106,119	—

Other operating	70,050	75,443	205,463	147,646

Total other expense	1,607,721	580,424	4,759,267	958,548

Loss before income taxes	(651,340)	(483,254)	(2,868,380)	(867,884)

Income tax expense	—	—	—	—

Net loss	$(651,340)	(483,254)	(2,868,380)	(867,884)

Per share information:

Basic and diluted net loss per common share	$(0.34)	(0.62)	(1.50)	(2.59)

Basic and diluted weighted average common shares:

- One share from February 28, 2000 (inception) to August 23, 2000

- 1,875,000 shares from August 24, 2000 to September 15, 2000

- 1,910,000 shares from September 15, 2000 to September 30, 2001	1,910,000	780,164	1,910,000	335,398

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

For the nine months ended September 30, 2001 and for the period from February 28, 2000 (inception) through September 30, 2000

		Period from
		February 28,
	Nine months	2000 (inception)
	ended	through
	September 30,	September 30,
	2001	2000

Operating activities:

Net loss	$(2,868,380)	(867,884)

Adjustments to reconcile net loss to net cash used in operating activities:

Net amortization (accretion) of available-for-sale securities	(4,302)	—

Depreciation and amortization	446,658	1,368

Provision for loan losses	1,022,622	—

Increase in other assets	(499,919)	(123,253)

Increase in other liabilities	447,675	148,424

Net cash used in operating activities	(1,455,646)	(841,345)

Investing activities:

Purchases of securities available-for-sale, net	(13,782,679)	(17,435,502)

Net increase in loans	(82,475,665)	—

Purchases of premises and equipment and software	(1,156,576)	(794,012)

Net cash used in investing activities	(97,414,920)	(18,229,514)

Financing activities:

Net increase in deposits	77,853,024	—

Net increase in repurchase agreements	10,809,581	—

Net increase in funds purchased and other borrowings	1,094,000	1,066,135

Proceeds from issuance of stock, net of issuance costs	3,597,479	18,032,521

Net cash provided by financing activities	93,354,084	19,098,656

Net increase (decrease) in cash and cash equivalents	(5,516,482)	27,797

Cash and cash equivalents, beginning of period	15,188,462	—

Cash and cash equivalents, end of period	$9,671,980	27,797

Supplemental disclosures:

Cash paid for interest	$1,414,549	18,079

Cash paid for income taxes	$—	—

Premises and equipment acquired with accounts payable	$—	1,335,922

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Pinnacle Financial Partners, Inc. (the “Company”) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (the “Bank”). The Bank is a commercial bank located in Nashville, Tennessee. The Bank provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. The Bank commenced its banking operations on October 27, 2000. Prior to October 27, 2000, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standard No.7, “Accounting and Reporting by Development Stage Enterprises”, and devoted substantially all its efforts to establishing the Bank.

Organizational and Pre-Opening Costs - Substantially all activities prior to the Bank’s opening consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs were primarily legal fees, consulting fees, and application fees related to the incorporation of the Company and initial organization of the Bank. The organizational and pre-opening costs as incurred by the Company were charged to the Company’s operating results. For the period from February 28, 2000 (inception) through September 30, 2000 these costs amounted to approximately $984,000.

BASIS OF PRESENTATION - These consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the period ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

Comprehensive Income - Statement of Financial Standards (“SFAS”) No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

NOTE 2. PRIVATE PLACEMENT OF COMMON STOCK

During September 2001, the Company concluded a private placement of its common stock to certain accredited investors. Pursuant to the private placement, the Company received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share for its

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock. In connection with the private placement, directors, executive officers, and members of their immediate families purchased a total of 126,609 shares which represented approximately 30% of the private placement. The stock to be issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements.

NOTE 3. INCOME TAXES

At September 30, 2001, the Company has available net operating loss carryforwards of approximately $3,911,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020. There was no provision (benefit) for income taxes for the three month or nine month periods ended September 30, 2001, since a 100% valuation reserve is being maintained for the net operating loss carryforward.

NOTE 4. STOCKHOLDERS’ EQUITY AND PER SHARE INFORMATION

The net loss per share information was computed based on weighted average shares outstanding for the three month and nine month periods ended September 30, 2001 of 1,910,000 shares and for the three months ended September 30, 2000 of 780,164 shares and for the period from February 28, 2000 (inception) to September 30, 2000 of 335,398 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23, 2000. On August 23, 2000, 1,875,000 shares were issued in conjunction with the Company’s initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued which resulted in total shares outstanding of 1,910,000 shares. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the three months ended September 30, 2000 would have been $(0.25) per share. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to September 30, 2000 would have been $(0.45) per share.

As of September 30, 2001, 203,000 warrants were outstanding and held by certain directors and others which participated in the founding of the Company. These warrants allow the holder to acquire one share of common stock for $10 per share. The warrants vest in one third increments over a three year period beginning August 18, 2000 and are exercisable until August 18, 2010. As of September 30, 2001, one third of the warrants were exercisable, however since the exercise price of $10 per share was in excess of the market price at September 30, 2001, the warrants are considered anti-dilutive and thus, have not been considered in the calculation of the Company’s diluted earnings per share for the three-month or nine-month period ended September 30, 2001.

The Company had also issued to employees 236,200 incentive stock options which allow the option holder the ability to acquire one share of common stock at prices ranging from $7.64 to $10.00 per share. These options vest in varying increments over a five year period beginning one year from the date of grant and are exercisable for 10 years following the date of grant. As of September 30, 2001, no options were exercisable. Since the options are antidilutive, they have not been considered in the calculation of the Company’s diluted earnings per share for the three-month or nine-month period ended September 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of Pinnacle Financial Partners, Inc. (the “Company”) and Pinnacle National Bank’s (the “Bank”) financial condition and results of operations as of and for the three-months and nine-months ended September 30, 2001. The purpose of this discussion is to focus on information about the Company’s financial condition and results of operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.

The Company was formed on February 28, 2000 (inception) with the Bank subsequently opening for business on October 27, 2000. For the period from February 28, 2000 through October 27, 2000, the Company’s principal activities related to its organization, the conducting of its initial public offering, and other activities concerning the opening of the Bank, which included the pursuit of approvals from various banking regulatory authorities, hiring the appropriate personnel and implementing operating procedures. Through September 30, 2000, the Company had incurred approximately $984,000 in expense in pursuit of these activities.

FINANCIAL CONDITION

The Company has experienced significant growth between December 31, 2000 and September 30, 2001. At September 30, 2001, the Company had total assets of $130.2 million compared to $39.0 million at December 31, 2000. The significant increase in assets was generally reflected in loans and was attributable primarily to the increases in deposits and other funding sources for the first nine months of 2001. As the Company is in its first year of operations, the Company anticipates that assets will continue to increase significantly over the next few quarters.

At September 30, 2001, the Company’s loan portfolio was approximately $94.9 million and consisted of $29.2 million of commercial real estate loans, $48.4 million of commercial loans, and $17.3 million of consumer and home equity loans. This represented an increase in loan balances of approximately $82.5 million from the December 31, 2000 amount of approximately $12.4 million. At September 30, 2001, there were no loans on nonaccrual status or any loans past due 90 days or more.

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover the inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower’s ability to pay and the underlying collateral value of the loans. Management has consistently performed this evaluation since the opening of the Bank on a quarterly basis with no significant changes to the estimation methodology or to any of the assumptions used in the process.

At September 30, 2001, the Company’s allowance for loan losses was $1,185,000 which approximated 1.25% of loans outstanding. The balance in the allowance for loan losses at December 31, 2000 was approximately $162,000 which approximated 1.31% of loans outstanding. The increase in the allowance for loan losses was directly attributable to the growth in loans during the period and was not adjusted for any changes to initial allocation assumptions or any new factors which may have come about during the nine-month period ended September 30, 2001. The Company anticipates that the allowance for loan losses will continue to increase as loan balances increase. The Company has not charged-off any loan balances to the allowance to date. As the Company has experienced no loan losses and has no nonperforming assets at September 30, 2001 or during the nine-month period ended September 30, 2001, the provision recorded was based primarily upon peer industry data of comparable commercial banks. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

The Company’s remaining assets consist primarily of cash and cash equivalents, available-for-sale securities, premises and equipment and other assets. The changes in cash and cash equivalents and available-for-sale securities are primarily based on day-to-day changes in the Company’s deposit balances and are managed pursuant to the Company liquidity management policies as described below. Premises and equipment increased approximately $848,000 between September 30, 2001 and December 31, 2000 with most of this increase due to the addition of the Green Hills branch location in Nashville, Tennessee which opened during the third quarter of this year. Other assets increased approximately $362,000 primarily from increased customer interest accruals due to larger loan volumes.

At September 30, 2001, the Company had $100.1 million in deposits compared to $22.5 million at December 31, 2000. The Company has also entered into agreements with customers to sell certain of its securities under agreements to repurchase the security the following day. At September 30, 2001, these repurchase agreements amounted to approximately $11.1 million compared to $406,000 at December 31, 2000. Deposit growth has been significant since commencement of operations in both noninterest and interest-bearing deposit categories. Demand and savings accounts approximate $64.0 million compared to approximately $19.0 million at December 31, 2000. At September 30, 2001, approximately 75% of these accounts were commercial related accounts compared to 46% at December 31, 2000. Time deposits amount to approximately $36.1 million at September 30, 2001 compared to approximately $3.5 million at December 31, 2000. Approximately $33.8 million are certificates of deposit in denominations of $100,000 or greater. Additionally, at September 30, 2001, time deposits included $7.8 million of certificates of deposit issued to a public entity which require pledging of certain of the Company’s securities portfolio.

The Bank has established Federal funds purchased lines with various correspondent banks to provide an additional source of short-term liquidity to the Bank. At September 30, 2001, the Bank had not borrowed against any of these lines. Additionally, during the period ended September 30, 2001, the Bank became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) which also represents a source of additional liquidity as the Bank can obtain advances from the FHLB subject to the FHLB’s collateral requirements. At September 30, 2001, the Bank had obtained $1.5 million in short-term advances from the FHLB.

RESULTS OF OPERATIONS

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and other losses, to generate non-interest income, and to control operating expenses. Results of operations for the three-month period ended September 30, 2001 reflected a net loss of approximately $651,000 or a net loss per share of $(0.34). The results for the three-month periods ended June 30, 2001 and March 31, 2001 reflected net losses of approximately $935,000 or $(0.49) per share and $1.3 million or $(0.67) per share, respectively. The improvement in results of $284,000 between the second to third quarters and $347,000 between the second and first quarters was attributable to revenue growth through the accumulation of more interest-earning assets and increased fee income. The results of the Company’s operations for the nine-month period ended September 30, 2001 was a net loss of approximately $2.9 million or $(1.50) per share. As stated previously, the Company was in the development stage for the periods ended September 30, 2000, thus comparisons of those periods to the current periods are not considered meaningful.

Net Interest Income

Interest income for the three-month period ended September 30, 2001 was approximately $1.8 million while interest expense was approximately $800,000. The resulting net interest income was $962,000 for the three-month period ended September 30, 2001, compared to $661,000 for the three months ended June 30, 2001 and $447,000 for the three-months ended March 31, 2001. The net interest margin for the three-month period ended September 30, 2001 was 3.8% compared to 3.6% for the three month ended June 30, 2001 and 4.3% for the three-month period ended March 31, 2001. During the nine-months ended September 30, 2001, short-term interest rates continued to decline in response to the actions of the Federal Reserve. Generally, customers with loans tied to prime or other similar rate indexes received immediate benefit from these rate reductions. Conversely, the rates paid on most of the Company’s deposits do not respond in a similar fashion as competitive and other market factors generally slow these rate decreases over a more extended period of time. As was the case when comparing the third quarter to the second quarter, the Company anticipates that the net interest margin will improve over time as the Company is able to grow and fund its current loans and other assets with lower-priced deposits.

The following table sets forth the amount of the Company’s average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, the average interest rate for total interest-earning assets and total interest-bearing liabilities, and net interest spread and net yield on average interest-earning assets for the nine-months ended September 30, 2001 (dollars in thousands):

	Average	Income/	Average
	Balances	Expense	Yield/Rate

Interest-earning assets:

Loans	$52,455	$2,971	7.6%

Taxable investment securities, available for sale	14,290	669	6.2

Federal funds sold and securities purchased under agreements to resell	6,041	218	4.8

Total interest-earning assets	72,786	3,858	7.1

Non interest-earning assets	6,059

Total assets	$78,845

Interest-bearing liabilities:

Interest-bearing deposits	51,413	1,634	4.2

Other interest-bearing liabilities	6,452	154	3.2

Total interest-bearing liabilities	57,865	1,788	4.1

Demand deposits	6,227

Other liabilities	473

Stockholders’ equity	14,280

Total liabilities and stockholders’ equity	$78,845

Net interest income		$2,070

Net interest spread			3.0

Benefit of interest free funding			0.8

Net interest margin			3.8%

Note – The impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities.

Provision for Loan Losses

The provision for loan losses approximated $1,023,000 for the nine-month period ended September 30, 2001. Based upon management’s evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower’s ability to repay. The amount of the provision taken was based on loan growth during the period. The Company anticipates that the provision for loan losses will continue to increase as loan balances increase.

Noninterest income and expense

Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. During the three-month period ended September 30, 2001, noninterest income approximated $293,000 compared to $367,000 during the three-month period ended June 30, 2001 and $183,000 for the three-month period ended March 31, 2001. Year-to-date noninterest income amounted to approximately $843,000, which approximates 29% of total year-to-date revenues.

Noninterest expense consists primarily of personnel related expenses, occupancy and equipment costs and other administrative related expenses for accounting firms, attorneys and other professional services used during the normal course of banking business. Noninterest expense for the three-month period ended September 30, 2001 was approximately $1.61 million compared to $1.60 million for the three-months ended June 30, 2001 and $1.55 million for the three-month period ended March 31, 2001. The Company anticipates that noninterest expense will increase by a modest amount with most of the increase attributable to the addition of its Green Hills location in Nashville, Tennessee in the third quarter of 2001.

Income Tax Expense

The Company had no income tax expense due to a pre-tax operating loss for the nine-month period ended September 30, 2001 of approximately $2,868,000. The Company has recorded a full valuation allowance against net deferred tax assets for any benefits that may be realized for this operating loss carryforward.

Per Share Information

The net loss per share for the three-month period ended September 30, 2001 was $(0.34) and for the nine-month period ended September 30, 2001, the net loss per share was $(1.50). The net loss per share information was computed based on weighted average shares outstanding for the three month and nine month periods ended September 30, 2001 of 1,910,000 shares and for the three months ended September 30, 2000 of 780,164 shares and for the period from February 28, 2000 (inception) to September 30, 2000 of 335,398 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23, 2000. On August 23, 2000, 1,875,000 shares were issued in connection with the Company’s initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued which resulted in total shares outstanding of 1,910,000 shares. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the three months ended September 30, 2000 would have been $(0.25) per share. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to September 30, 2000 would have been $(0.45) per share.

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

The Company’s consolidated statement of cash flows for the nine-months ended September 30, 2001 shows net cash provided or used by operating, investing and financing activities. As noted on this statement, the Company used approximately $1.5 million for operations during this period. Net cash used for investing activities amounted to approximately $97.4 million as funds received from financing activities of approximately $93.4 million were deployed in earning assets and premises and equipment. As a result, cash and cash equivalents decreased by $5.5 million during the period.

At September 30, 2001, the Company had unfunded loan commitments outstanding of approximately $43.0 million and outstanding standby letters of credit of approximately $3.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or debt securities or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

To date, the Bank has been able to fund its ongoing liquidity needs through attraction of additional deposits, borrowing against established lines at correspondents and through the liquidation of Federal funds sold. During the period ended September 30, 2001, the Bank became a member of the FHLB which also represents a source of additional liquidity through obtaining advances from the FHLB. As the loan portfolio of the Bank grows, certain loans and other assets qualify as collateral for these FHLB advances. As a result, this increases the Bank’s capacity to borrow from the FHLB, thus enhancing the Bank’s overall liquidity position.

At September 30, 2001, the Company had no material commitments for capital expenditures. However, the Company is in the process of developing its branch network in Davidson and surrounding counties. As a result, the Company will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities.

Management believes that the Company has adequate liquidity to meet all known commitments (i.e., loan commitments) and reasonable borrower, depositor, and creditor requirements over the next twelve months.

CAPITAL RESOURCES

During 2000, the Company completed its initial stock offering and issued 1,910,000 shares of Company common stock. The net proceeds to the Company from the issuance of these shares approximated $18.2 million. Additionally, approximately $179,000 of costs related the issuance of the Company’s common stock was also charged to the Company’s stockholders’ equity during 2000.

During September 2001, the Company concluded a private placement of its common stock to certain accredited investors. Pursuant to the private placement, the Company received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share for its common stock. In connection the private placement, directors, executive officers, and members of their immediate families purchased a total of 126,609 shares which represented approximately 30% of the private placement. The stock to be issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements.

At September 30, 2001, the Company’s and the Bank’s capital ratios were substantially greater than regulatory minimum capital requirements. At September 30, 2001, the Bank’s Tier 1 leverage ratio was approximately 11.8%, its Tier 1 risk-based capital ratio was 10.6% and its total risk-based capital ratio was 11.6%. The Company’s ratios at September 30, 2001 were slightly higher than those of the Bank’s due to the completion of the private placement of the Company’s common stock described above. As a result, the Company’s Tier 1 leverage ratio was approximately 15.3%, its Tier 1 risk-based capital ratio was 13.7% and its total risk-based capital ratio was 14.7%. Both the Bank’s and the Company’s capital ratios will decline as asset growth continues, but the Company and the Bank intend to remain in excess of the regulatory minimum requirements. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, unforeseen losses, or a combination of these factors, could change the Company’s capital position in a relatively short period of time.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

     (c)  On September 28, 2001, the Company concluded a private placement of its common stock to certain accredited investors pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended. From the private placement, the Company received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share for its common stock. In connection with the private placement, directors, executive officers, and members of their immediate families purchased a total of 126,609 shares which represented approximately 30% of the private placement. The stock to be issued in connection with the private placement has not been registered under the United States Securities Act of 1933, as amended (“the Act”), or any state securities laws and may not be offered, sold, transferred, assigned, pledged, or hypothecated absent an effective registration statement thereof under such Act or compliance with Rule 144 promulgated under such Act, or unless the Company has received an opinion of counsel, satisfactory to the Company and counsel, that such registration is not required.

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

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner M. Terry Turner President and CEO

Date: November 6, 2001

By: /s/ Harold R. Carpenter Harold R. Carpenter Chief Financial Officer

Date: November 6, 2001

EXHIBIT INDEX

Exhibit
No.	Description

None