Form 10KSB
period 2001-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2002-03-18
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to _________________

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Name of small business issuer in its charter)

Tennessee	6711	62-1812853

(State of jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201

(Address of principal executive offices)

(615) 744-3700

(Issuer’s telephone number)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $1.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes  ☒   No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year: $4,831,111

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $23,004,928 as of March 1, 2002.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,312,053 shares of common stock as of March 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 15, 2002, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):    Yes  ☐   No  ☒

PART I

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet, changes in accounting standards and policies, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

ITEM 1. DESCRIPTION OF BUSINESS

Pinnacle Financial Partners, Inc. (the “Company”) is a bank holding company which owns 100% of the capital stock of Pinnacle National Bank (the “Bank”), a national bank operating in the Nashville, Tennessee metropolitan area. The Company was incorporated in Tennessee on February 28, 2000. The Bank commenced operations on October 27, 2000.

PRIMARY SERVICE AREA. The Bank’s primary service area, which comprises the Nashville Metropolitan Statistical Area, includes the following counties:

- Cheatham County	- Davidson County
- Dickson County	- Robertson County
- Rutherford County	- Sumner County
- Williamson County	- Wilson County

This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of one million people.

The Bank’s main office is located in Nashville’s central business district in downtown Nashville. The downtown market consists of a variety of commercial establishments and entertainment venues. The Company believes that the downtown area is an important location for financial institutions requiring visibility within Nashville’s prominent commercial and private banking markets. Accordingly, the Company and the Bank believe that this location is well suited for the Bank’s business development efforts.

In November 2000, the Bank opened a branch office in Brentwood and in September 2001 opened a second branch office in the Green Hills area of Nashville. Subject to regulatory approvals, the Bank intends to open a third branch office in the Rivergate/Hendersonville area of Nashville in 2002. Management believes these additional offices have and will strengthen the Bank’s market presence, allowing the Bank to grow its customer base more rapidly.

LOCAL ECONOMY. The economic success of the Bank’s primary service area depends heavily upon the economic viability of the metropolitan Nashville, Tennessee area. Nashville is the capital of Tennessee and a city that the Company believes is an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors.

In a recent analysis of U.S. Census data, prepared by Lehman Brothers, the Nashville MSA ranked 18th of all MSA’s in the United States in population growth during the 1990’s and is projected to remain in the top 20 in future population growth for the period from 2000 to 2005. More importantly, the Nashville MSA ranked 4th in per capita income growth during the 1990’s and is projected to remain in the top four in per capita income growth for the next five years. Management believes that the Nashville economy will continue to be a high-growth market and thus will provide significant opportunities to the Company in the future.

COMPETITION. The deposit base of the Company’s primary market area is controlled by large, multi-state banks headquartered outside of Nashville, which include AmSouth (headquartered in Birmingham, Alabama), Bank America (headquartered in Charlotte, North Carolina), USBancorp/Firstar (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia) and Union Planters (headquartered in Memphis, Tennessee). Although these large, multi-state institutions are well established in the area, the majority of the community banks in the primary service area have been able to increase their deposit market share in recent years at the expense of the larger, multi-state banks.

The Company believes the general trends indicate that large, multi-state competitors in the Bank’s primary market area are losing relative deposit market share to their community bank competitors. Management also believes that positioning the Bank solely as a community bank will not be enough to compete in today’s financial industry. In the wake of modern technology and the prosperity of the United States’ financial markets over the past decade, banking clients have generally become more sophisticated in their approach to selecting financial services providers. The Company believes that the most important criteria to the Bank’s targeted clients when selecting a bank is their desire to receive exceptional customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, management believes that many of the Bank’s targeted clients would prefer to deal with a locally-owned institution headquartered in Nashville, like the Bank, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.

LENDING SERVICES

LENDING POLICY. The Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities. The Bank competes for these loans with competitors who are well established in the Nashville metropolitan area.

LOAN APPROVAL AND REVIEW. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s board of directors or the executive committee of the board will determine whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

LENDING LIMITS. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s total risk-based capital; or
•	25% of the Bank’s total risk-based capital if the amount that exceeds 15% is fully secured by certain types of readily marketable collateral.

The Bank’s legal lending limit is approximately $2.6 million plus an additional $1.6 million, or a total of approximately $4.2 million, for loans that meet the federal collateral guidelines. These legal limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. Of note is that the Bank does impose upon itself an internal lending limit which is less than the prescribed legal lending limit, thus further reducing its exposure to any single borrower.

CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees. Many of the Bank’s commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness, such businesses may be more adversely affected than larger enterprises, and may cause increased levels of non-accrual or other problem loans, loan charge-offs and higher provision for loan losses.

COMMERCIAL LOANS. The Bank’s commercial clients borrow for a variety of purposes. The terms of these loans will vary by purpose and by type of any underlying collateral and include equipment loans and working capital loans. Commercial loans may be unsecured, secured by accounts receivable or by other business assets. The Bank also makes a variety of commercial real estate loans, residential real estate loans and real estate construction and development loans.

CONSUMER LOANS. The Bank makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit.

ALLOWANCE FOR LOAN LOSSES. Management assesses the adequacy of the allowance for loan losses prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The allowance for loan losses consists of two amounts: an allocated amount representative of specifically identified credit exposure and exposures readily predicable by historical or comparative experience and an unallocated amount representative of inherent loss which is not readily identifiable. Even though the allowance for loan losses is composed of two amounts, the entire allowance is available to absorb any credit losses. The allocated amount is established separately for two different risk groups: unique loans (commercial and commercial real estate loans including those loans considered impaired) and homogenous loans (generally, consumer loans). The allocation for unique loans is based primarily on risk ratings assigned these loans as a result of the Company’s loan management and review processes. Each risk-rating grade is then assigned a loss ratio which is determined based on the experience of management, discussions with banking regulators and the Bank’s independent loan review process. Impaired loans are measured based on estimated cash flows discounted at the loan’s original effective rate or the underlying collateral value. The consumer portfolio is also assigned loss ratios. However, these loss ratios are based on the category of consumer credit (e.g., automobile, residential mortgage, home equity, etc.). The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation and is used to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group and new banking laws or regulations. Upon assessment of applicable factors, the aggregate unallocated amount is then evaluated by management based on management’s experience. Management then tests the resulting allowance balance by comparing the balance in the allowance account to historical trends and peer information. Management would then evaluate the result of the procedures performed, including the result of management testing, and conclude on the appropriateness of the balance of the allowance for loan losses in its entirety. The Audit Committee of the Company’s board of directors reviews the assessment prior to the filing of quarterly financial information.

INVESTMENT SECURITIES

In addition to loans, the Bank has other investments primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The executive committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

The Asset Liability Management Committee, composed of senior managers of the Bank, manages the Bank’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. The Committee conducts these management functions within the framework of written policies that the Bank’s board of directors has adopted. The Committee works to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

Additionally, derivative financial instruments may be used by the Company to improve the balance between interest-sensitive assets and interest-sensitive liabilities. The Company may use derivatives as one tool to manage its interest rate sensitivity while continuing to meet the credit and deposit needs of its customers. At December 31, 2001 and 2000, the Company had not entered into any derivative contracts to assist managing its interest rate sensitivity.

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

INVESTMENT SERVICES

The Bank has entered into a strategic alliance with LM Financial Partners, Inc. (“LMFP”), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from the Bank’s locations. LMFP is a subsidiary of Legg Mason, Inc. and an affiliate of Legg Mason Wood Walker, Inc., the principal broker-dealer subsidiary of Legg Mason, Inc. The Bank offers, through LMFP, non-FDIC insured investment products in order to assist the Bank’s clients in achieving their financial objectives consistent with their risk tolerances. The Bank’s suite of investment products include:

- Mutual Funds	- Fixed Annuities
- Variable Annuities	- Stocks
- Money Market Instruments	- Financial Planning
- Treasury Securities	- Unit Investment Trusts
- Bonds	- Listed Options
- Asset Management Accounts

All of the financial products listed above are offered by LMFP from the Bank’s main office and its other offices in Brentwood and Green Hills. Additionally, management believes that the brokerage and investment advisory program offered by LMFP compliments the Bank’s general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs. The Bank has developed a comprehensive compliance-monitoring program to further insure that Bank personnel deliver these products in a manner consistent with the various regulations governing such activities.

The Bank will receive a minimum lease payment each month for each leased area, plus a percentage of commission credits and fees generated by the program. The Bank remains responsible for various expenses associated with the program, including promotional and advertising expenses, furnishings and equipment expenses for the leased areas, and general personnel costs.

Additionally, the Bank also offers various life and health insurance products through Legg Mason Financial Services, Inc. (“LMFS”), a licensed insurance agency and affiliate of LMFP, in order to assist clients in achieving their financial objectives. The Bank’s agreement with LMFS is governed by the same brokerage program agreement and lease entered into with LMFP, as explained above.

OTHER BANKING SERVICES

Given client demand for increased convenience in accessing banking and investment services, the Bank also offers a broad array of convenience-centered products and services, including 24 hour telephone and internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, the Bank is associated with a nationwide network of automated teller machines that our clients are able to use throughout Tennessee and other regions. In most cases, the Bank reimburses its clients for any fees that may be charged the client for utilizing the nationwide ATM network. The Bank does not plan to exercise trust powers during its initial years of operation, but may in the future subject to the approval of the Office of the Comptroller of the Currency (“OCC”).

The Bank also offers its targeted commercial clients a courier service which picks up non-cash deposits from the client’s place of business. The Bank provides this service through a third party that is approved by the State of Tennessee Public Service Commission for bank-related work.

EMPLOYEES

At February 28, 2002, the Bank employed 51 employees of which 50 were full time. The Bank considers its relationship with all employees to be excellent. The Company does not have any employees separate from the Bank.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework which apply.

PINNACLE FINANCIAL PARTNERS, INC.

The Company is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;
•	Acquiring all or substantially all of the assets of any bank; or
•	Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank’s incorporation.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or
•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

PERMITTED ACTIVITIES. The Gramm-Leach-Bliley Act of 1999 amends the Bank Holding Company Act and expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if the Company qualifies and elects to become a financial holding company, which is described below, it may engage in activities that are:

•	Financial in nature;
•	Incidental to a financial activity; or
•	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company and Gramm-Leach-Bliley Acts, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services. The Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;
•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•	Providing financial, investment, or advisory services;
•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•	Underwriting, dealing in or making a market in securities;
•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
•	Merchant banking through securities or insurance affiliates; and
•	Insurance company portfolio investments.

To qualify to become a financial holding company, any of the Company’s depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although the Company does not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons the Company selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate in the future, the Company may seek to become a financial holding company.

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;
•	Acquiring or servicing loans;
•	Leasing personal property;
•	Conducting discount securities brokerage activities;
•	Performing selected data processing services;
•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PINNACLE NATIONAL BANK

The Bank is chartered as a national bank and is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

BRANCHING. National banks are required by the National Bank Act to obtain prior approval of the OCC to establish branches and to adhere to branching laws applicable to state banks in the states in which they are located. Under Tennessee law, the Bank may open branch offices throughout Tennessee and acquire branches of existing banks located in Tennessee, Virginia and North Carolina. The Bank and any other national or state-chartered bank may also branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a CRA examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks will be required to publicly disclose the terms of various CRA-related agreements. At December 31, 2001, the Bank had not been subjected to a CRA examination from its primary regulator. The Bank has, however, adopted a comprehensive CRA compliance policy and is actively pursuing banking relationships in its delineated assessment area in the Greater Nashville area.

OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are also subject to numerous laws and regulations, including the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the OCC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. In addition, until October 27, 2003, the Bank is subject to a capital requirement imposed by the FDIC in connection with the approval of deposit insurance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth, as will initially be the case for the Company, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

The Bank is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by the board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. Dividends may only be paid by the Bank out of retained earnings, which means that the Bank will not be permitted to pay dividends to the Company until the amount of its cumulative net profits is sufficient to fully offset the losses accumulated during its initial period of operation.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit to affiliates;
•	A bank’s investment in affiliates;
•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

PRIVACY

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Clients generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s principal offices are located at 211 Commerce Street, Suite 300 in Nashville, Tennessee in Davidson County. These offices are leased by the Bank from an unrelated third party. The Bank leases Suite 100 of the same building as its main office.

The Bank leases the land for its Brentwood branch office building located in Williamson County, Tennessee, but owns the building and leasehold improvements. The Bank has leased the land for its Green Hills office location in Davidson County, but also owns the building and leasehold improvements. The

Bank intends to open a third branch location in the Rivergate/Hendersonville area of Nashville during 2002. The Bank expects to lease this location.

Other than normal real estate commercial lending activities of the Bank, the acquisition of mortgage-related securities held in the Bank’s investment securities portfolio, the ownership of branch office facilities, and consumer mortgage lending, the Bank generally does not invest in real estate, interests in real estate or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which the Company or the Bank is a party or of which any of its properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the over the counter market on the OTC Bulletin Board. The following table shows the high and low close information for the Company’s common stock for the quarters since the Company’s common stock was listed on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	Bid Price Per Share

	High	Low

2000:
Third quarter	$10.00	$6.00
Fourth quarter	8.13	4.00
2001:
First quarter	$8.00	$6.50
Second quarter	7.63	6.00
Third quarter	9.00	6.15
Fourth quarter	11.00	7.20

As of February 25, 2002, the Company had approximately 55 shareholders of record and approximately 725 beneficial owners.

The Company has not paid any cash dividends since inception, and it will not be able to pay dividends until the Bank has attained profitability for a period of time. See Item 1. “Description of Business – Supervision and Regulation – Payment of Dividends” for additional information on dividend restrictions applicable to the Company.

On September 28, 2001, the Company concluded a private placement of its Common Stock to certain accredited investors pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended. In the private placement, the Company received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share for its common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company and the Bank at December 31, 2001 and 2000 and the results of operations for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000. The purpose of this discussion is to focus on information about the Company’s financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes included elsewhere in the Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and discussed elsewhere in this section.

OVERVIEW

The Company’s 2001 results were highlighted by the continued growth of the Company, its issuance of additional Common Stock and its initial quarterly profit. At December 31, 2001, the Company had $175 million in assets, $134 million in loans and $133 million in deposits. The Company opened its third location during the year in the Green Hills area of Nashville, Tennessee and anticipates opening its fourth location in the Rivergate / Hendersonville area of Nashville in 2002. Because of the Bank’s need for additional capital to support its growth, during September 2001, the Company concluded a private placement of its common stock to certain accredited investors. Pursuant to the private placement of its common stock, the Company received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share. In the fourth quarter of 2001, the Company recorded a $2.1 million deferred income tax benefit, which included the entire benefit attributable to losses incurred by the Company since its inception. As a result of the tax benefit, the fourth quarter of 2001 became the Company’s first profitable quarter.

The Company’s 2000 results were highlighted by the successful completion of its initial public offering and the commencement of the Bank’s banking operations at its main office location in Nashville, Tennessee on October 27, 2000. The Company subsequently opened its Brentwood, Tennessee location during 2000. At December 31, 2000, the Company had approximately $39 million in assets, $12 million in loans and $23 million in deposits. The Company also borrowed and subsequently repaid the $1.5 million of debt it incurred during the organizational period.

FINANCIAL CONDITION

The Company’s balance sheet at December 31, 2001 reflects significant growth over December 31, 2000. The growth was attributable to continued execution of the Company’s overall business plan which targets small and medium-sized business and their owners and high net worth individuals in the metropolitan Nashville market. Total assets grew from $39 million at December 31, 2000 to $175 million at December 31, 2001, a 349% increase. Total deposits grew $111 million during 2001. Other fundings included growth in securities sold under agreement to repurchase of $15 million and $8.5 million in advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”). Substantially all of the additional growth in deposits and other fundings was invested in loans, as loans grew by $122 million during 2001.

LOAN PORTFOLIO

The Company requires collateral commensurate with the repayment ability and creditworthiness of its borrowers. The composition of the loan portfolio at December 31, 2001 and 2000 and the percentage of each classification to total loans is summarized as follows (dollars in thousands):

	December 31, 2001		December 31, 2000

		Percentage		Percentage
	Amount	of loans	Amount	of loans

Commercial	$69,975	52.0%	$11,625	93.7%
Real estate — construction	37,573	28.0	—	—
Real estate — mortgage	21,125	15.7	200	1.6
Consumer, installment and other	5,767	4.3	582	4.7

	$134,440	100.0%	$12,407	100.0%

Commercial loans consist of fixed and variable rate loans to various commercial customers. Commercial lending activities are directed principally toward businesses whose demands for funds are within the Company’s lending limits, such as small to medium-sized businesses and professional firms. Typically, collateral for the Company’s commercial loan portfolio consists of commercial buildings, equipment liens or other customer assets although certain loans are unsecured. Approximately 94% of the Company’s loan portfolio was classified as commercial loans at December 31, 2000. The decrease from 94% to 52% was attributable to growth in both the real estate and consumer portfolios during the year. The Company’s remaining loan portfolio consists of mortgaged real estate, real estate investment property, consumer and other loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Loans as of December 31, 2001 and 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years for both fixed and variable rate loans (dollars in thousands):

	Loans with	Loans with	Total
	fixed rates	variable rates	loans

December 31, 2001:
Due within one year	$3,120	$62,323	$65,443
Due in one year through five years	36,185	15,902	52,087
Due after five years	11,785	5,125	16,910

	$51,090	$83,350	$134,440

December 31, 2000:
Due within one year	$1,035	$6,509	$7,544
Due in one year through five years	1,089	3,524	4,613
Due after five years	151	99	250

	$2,275	$10,132	$12,407

Risk Elements

The specific economic and credit risks associated with the Company’s loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in the Company’s market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking laws and regulations.

The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, the Company establishes and periodically reviews its lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 15% of the

Bank’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral.

As to nonaccrual loans, it is the policy of the Bank to discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2001, the Company had a single loan for $250,000 for which the Company, after an evaluation of the financial condition of the borrower, had discontinued the accrual of interest and allocated a $150,000 valuation reserve. There were no loans at December 31, 2001 that were past due by 90 days or more or were deemed to be a restructured loan. At December 31, 2000, the Company had no loans that were classified as nonaccrual, past due 90 days or more, or deemed to be a restructured loan. Additionally, the Company had no repossessed real estate properties classified as Other Real Estate Owned at December 31, 2001 and 2000. The following table is a summary of nonperforming assets at December 31, 2001 and 2000 (dollars in thousands):

	2001	2000

Nonaccrual loans (1)	$250	$—
Renegotiated loans	—	—
Other real estate owned	—	—

Total nonperforming assets	$250	$—

Total loans outstanding	$134,440	$12,407
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	0.19%	—%
Accruing loans past due 90 days or more	$—	$—

(1)	Interest income that would have been recorded in 2001 related to nonaccrual loans was $5,000, none of which is included in interest income or net income.

Allowance for Loan Losses

The allowance for loan losses (ALL) is maintained at a level that is deemed appropriate by management to adequately cover the inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower’s ability to pay, and the underlying collateral value of the loans. As of December 31, 2001 and 2000, the allowance for loan losses was $1,832,000 and $162,000, respectively, and is deemed by management to be adequate.

Management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two amounts: an allocated amount representative of specifically identified credit exposure and exposures readily predicable by historical or comparative experience and an unallocated amount representative of inherent loss which is not readily identifiable. Even though the allowance for loan losses is composed of two amounts, the entire allowance is available to absorb any credit losses. The allocated amount is established separately for two different risk groups: unique loans (commercial and commercial real estate loans, including those loans considered impaired) and homogenous loans (generally consumer loans). The allocation for unique loans is based primarily on risk ratings assigned these loans as a result of the Company’s loan management and review processes. Each risk-rating grade is then assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the Bank’s independent loan review process. Impaired loans are measured based on estimated cash flows discounted at the loan’s original effective rate or the underlying collateral value. The consumer portfolio is also assigned loss ratios. However, these loss ratios are based on the category of consumer credit (e.g., automobile, residential mortgage, home equity). The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The unallocated amount is used to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. Upon assessment of applicable factors, the aggregate unallocated amount is then evaluated by management based on management’s experience. Management then tests the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Management would then evaluate the result of the procedures performed, including the result of management testing, and conclude on the appropriateness of the balance of the allowance for loan losses in its entirety. The Audit Committee of the Company’s board of directors reviews the assessment prior to the filing of quarterly financial information.

Based on management’s best estimate, the allocation of the ALL to types of loans as well as the portion of the ALL deemed unallocated, as of December 31, 2001 and 2000, was as follows (dollars in thousands):

	December 31, 2001		December 31, 2000

		Percentage		Percentage
	Amount	of ALL	Amount	of ALL

Commercial and commercial real estate	$1,077	58.8%	$91	56.2%
Consumer, installment and other	298	16.3	12	7.4
Unallocated	457	24.9	59	36.4

	$1,832	100.0%	$162	100.0%

The changes in the allocation of the ALL in the table above notes a larger percentage of the ALL being allocated to the consumer portfolio due primarily to the growth in the portfolio during 2001.

As noted previously, approximately 80% of the Company’s loan portfolio at December 31, 2001, consists of commercial loans and commercial real estate loans. Using standard industry codes, the Company periodically analyzes its loan position with respect to the borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. At December 31, 2001, the Company determined that it did not have enough exposure to any single industry such that the level of exposure would warrant allocations of additional reserves. Although not material enough to warrant additional allowance allocations, the Company does have a meaningful credit exposure to borrowers in the trucking industry and to operators of nonresidential buildings. Levels of exposure to these industry groups will be periodically evaluated in order to determine if additional reserves are warranted.

Summary of Loan Loss Experience

During the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000, the Company experienced no loan charge-offs. As a relatively new institution, the Company does not have loss experience comparable to more mature financial institutions; however, as its loan portfolio matures, charge-offs will occur, and the amount and history of charge-offs will be a consideration in determining the amount of the provision for losses. The following is a summary of changes in the allowance for loan losses for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 (dollars in thousands) and the ratio of the allowance for loan losses to total loans as of the end of the period:

	2001	2000

Balance at beginning of period	$162	$—
Provision for loan losses	1,670	162
Charged-off loans	—	—
Recovery of previously charged-off loans	—	—

Balance at end of period	$1,832	$162

Ratio of the allowance for loan losses to total loans at the end of the period	1.36%	1.31%

In assessing the adequacy of the allowance for loan losses, management also relies on an ongoing independent loan review process. This process is undertaken both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio. This review includes the judgment of management, the input from the independent loan reviewer and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

INVESTMENT PORTFOLIO

The Bank’s investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $19.9 million and $7.1 million at December 31, 2001 and 2000, respectively. The amortized cost and fair value of securities at December 31, 2001 and 2000, which are all classified as available-for-sale, are summarized as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31,	Cost	Gains	Losses	Value

Securities available-for-sale - 2001:
U.S. government and agency securities	$2,992	$72	$—	$3,064
Mortgage-backed securities	16,813	97	(88)	16,822
State and municipal securities	—	—	—	—

	$19,805	$169	$(88)	$19,886

Securities available-for-sale - 2000:
U.S. government and agency securities	$4,971	$5	$(5)	$4,971
Mortgage-backed securities	2,155	—	(10)	2,145
State and municipal securities	—	—	—	—

	$7,126	$5	$(15)	$7,116

Maturities

The carrying value of investment securities in each category are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2001 and 2000 (dollars in thousands):

	U.S. government		Mortgage-
	and agency		backed
	Securities		Securities		Totals

At December 31,	Amount	Yield	Amount	Yield	Amount	Yield

Securities available for sale - 2001:
Due in one year or less	$—	—	$—	—	$—	—
Due in one year to five years	—	—	—	—	—	—
Due in five years to ten years	3,064	6.5%	—	—	3,064	6.5%
Due after ten years	—	—	—	—	—	—
Mortgage-backed securities	—	—	16,822	5.9%	16,822	5.9%

	$3,064	6.5%	$16,822	5.9%	$19,886	6.0%

Securities available for sale - 2000:
Due in one year or less	$1,976	6.5%	$—	—	$1,976	6.5%
Due in one year to five years	—	—	—	—	—	—
Due in five years to ten years	2,995	7.1%	—	—	2,995	7.1%
Due after ten years	—	—	—	—	—	—
Mortgage-backed securities	—	—	2,145	7.1%	2,145	7.1%

	$4,971	6.8%	$2,145	7.1%	$7,116	6.9%

Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

DEPOSITS AND OTHER BORROWINGS

The Company had approximately $133 million in deposits at December 31, 2001 as compared to $23 million at December 31, 2000. These deposits consist of noninterest and interest-bearing demand accounts, savings, money market and certificates of deposit. Additionally, the Company entered into agreements with certain customers to sell certain of its securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $15 million at December 31, 2001 and $406,000 at December 31, 2000. Additionally, at December 31, 2001, the Company had borrowed $8.5 million in advances from the FHLB.

Core deposits are the Company’s primary source of funding and are normally less volatile and consist of total deposits other than certificates of deposit of $100,000 and over. Additionally, the Company may consider time deposits over $100,000, but less than $500,000 to be core deposits for liquidity measurement and other purposes, if management believes, based on its knowledge of the customer, that such deposits will generally exhibit core deposit characteristics. The following presents the balances of these items and the percentage of each type to total core deposits as of December 31, 2001 and 2000 (dollars in thousands):

	December 31, 2001		December 31, 2000

	Amount	Percentage	Amount	Percentage

Core deposits:
Noninterest-bearing demand	$16,861	18.9%	$1,916	8.9%
Interest-bearing demand	8,615	9.7	1,371	6.4
Savings and money market	54,077	60.7	15,752	73.1
Time deposits less than $100,000	5,150	5.8	697	3.2
Time deposits greater than $100,000, but less than $500,000	4,364	4.9	1,803	8.4

	$89,067	100.0%	$21,539	100.0%

The amounts of time deposits issued in amounts of $100,000 or more as of December 31, 2001 amounted to $48,556,000, of which $4,364,000 was deemed to be core deposits. At December 31, 2000, the Company had approximately $2,803,000 in time deposits of $100,000 or more, of which $1,803,000 was deemed to be core deposits. These time deposits are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	Time Deposits of $100,000 or more

	Core
	Deposits	Other	Total

At December 31, 2001:
Three months or less	$1,936	$9,467	$11,403
Over three but less than six months	1,413	11,022	12,435
Over six but less than twelve months	1,015	4,300	5,315
Over twelve months	—	19,403	19,403

	$4,364	$44,192	$48,556

At December 31, 2000:
Three months or less	$100	$—	$100
Over three but less than six months	1,102	—	1,102
Over six but less than twelve months	501	1,000	1,501
Over twelve months	100	—	100

	$1,803	$1,000	$2,803

As a part of the Company’s ongoing liquidity management program, the Company monitors the ratio of non-core funding sources in relation to its balance sheet growth. This ratio is called the non-core funding dependency ratio. For purposes of this ratio, all brokered deposits, time deposits greater than $500,000,

Federal funds purchased, FHLB advances, public funds and securities sold under agreements to repurchase are deemed to be non-core funding sources. These amounts are reduced by short-term investments and the result is divided by the sum of the Company’s gross loans and long-term securities. At December 31, 2001, this ratio was 36%.

CAPITAL RESOURCES

Generally, banks and bank holding companies are required to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2001 and 2000, the Company’s and the Bank’s capital ratios were considered adequate based on regulatory minimum capital requirements. During 2001, the Company’s stockholders’ equity increased by $3.6 million from a private placement of common stock to certain accredited investors offset by the $1.1 million net loss incurred during the year. As a result, stockholders’ equity amounted to $18.3 million at the end of 2001 compared to $15.8 million at the end of 2000. During 2000, the Company’s stockholders’ equity increased $18.2 million as a result of the issuance of common stock net of issuance expenses, offset by a net loss of $2.3 million. Additionally, approximately $179,000 of costs related to the issuance of the Company’s common stock were also charged to stockholders’ equity.

In the future, the primary source of funds available to the Company will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank can pay no dividends to the Company without regulatory approval.

At December 31, 2001, the Company had no material commitments for capital expenditures. However, the Company is in the process of developing its branch network in Davidson and surrounding counties. As a result, the Company will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. The Company anticipates operating a branch facility in the Rivergate/Hendersonville area of Nashville during 2002. The Company currently anticipates such a facility to cost less than $1 million to construct.

At both December 31, 2001 and 2000, the Bank was categorized as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, the Company and the Bank must maintain certain minimum capital ratios for regulatory purposes. The Company and Bank’s actual capital amounts and ratios at December 31, 2001 and 2000 are presented in the following table (dollars in thousands):

					To Be Well Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2001
Total capital to risk weighted assets:
Company	$18,188	11.2%	$12,971	8.0%	not applicable
Bank	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Company	$16,356	10.1%	$6,486	4.0%	not applicable
Bank	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Company	$16,356	11.6%	$5,649	4.0%	not applicable
Bank	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

At December 31, 2000
Total capital to risk weighted assets:
Company	$15,933	59.4%	$2,145	8.0%	not applicable
Bank	$15,757	58.8%	$2,145	8.0%	$2,681	10.0%
Tier I capital to risk weighted assets:
Company	$15,771	58.8%	$1,072	4.0%	not applicable
Bank	$15,594	58.2%	$1,072	4.0%	$1,608	6.0%
Tier I capital to average assets (*):
Company	$15,771	82.5%	$772	4.0%	not applicable
Bank	$15,594	81.6%	$772	4.0%	$965	5.0%

(*) Average assets for the above computation were computed using fourth quarter balances.

Also, in connection with the Bank being approved for FDIC deposit insurance, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, the Bank shall maintain a Tier I Capital to Average Assets ratio of at least 8%. At December 31, 2001, as noted above, the Bank’s Tier 1 Capital to Average Assets ratio was 11.0%.

The Company’s and the Bank capital ratios will decline as asset growth continues, but the Company and the Bank intend to remain in excess of the regulatory minimum requirements. In order for the Bank to maintain levels of anticipated asset growth while continuing to meet regulatory capital requirements, the Company will be required to inject additional capital into the Bank. In order to inject the required capital into the Bank, the Company may raise additional equity through a private placement memorandum or other offering document or incur indebtedness. Should the Company raise additional equity, such securities could dilute current shareholders’ interests in the Company.

However, the Company currently anticipates that it will borrow the necessary funds from another financial institution. The Company has applied for approval from the Federal Reserve Bank of Atlanta (“FRB”) to incur such indebtedness pursuant to a loan agreement with a financial institution. Such loan agreement will likely contain various financial and other covenants with which the Company will be required to comply. If the FRB does not approve the Company’s application or the Company is otherwise unable to obtain appropriate loan terms, the Company will either be required to obtain additional equity capital or otherwise constrain the rate of growth of the Bank.

Dividends

The Bank is subject to restrictions on the payment of dividends under federal banking laws and the regulations of the OCC. The Company is subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The Company has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. In order to pay such dividends, the Company will need to receive dividends from the Bank or have other sources of funds. As a national bank, the Bank will not be able to pay dividends to the Company until it has a positive retained earnings account. At December 31, 2001, the Bank’s accumulated deficit was approximately $3.3 million. Future dividend policy will depend on the Bank’s earnings, capital position, financial condition and other factors.

RESULTS OF OPERATIONS

Following is a summary of the Company’s operations for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 (dollars in thousands):

	2001	2000

Net interest income	$3,490	$381
Provision for loan losses	(1,670)	(162)
Other operating income	1,341	115
Other operating expense	(6,363)	(2,589)

Net loss before taxes	(3,202)	(2,255)
Income tax (benefit) expense	(2,065)	—

Net loss	$(1,137)	$(2,255)

The Company’s results for 2001 were highlighted by the continued growth of the Company’s earning assets which resulted in increased net interest income, provision for loan losses and other operating income, including increased revenues from its brokerage unit, Pinnacle Asset Management. Total revenues for 2001 were $4.8 million compared to $0.5 million in 2000. The provision for loan losses was $1.7 million for 2001 compared to $0.2 million in 2000, the increase attributable to the growth in the loan portfolio. Other operating expenses were $6.4 million in 2001 compared to $2.6 million in 2000. This increase in operating expenses is primarily attributable to a full year of operations in 2001 compared to a partial year of operations in 2000 and the addition of the Green Hills facility in the third quarter of 2001. During the fourth quarter of 2001, the Company recorded a tax benefit attributable to the operating losses that were incurred by the Company since inception.

The Company commenced banking operations on October 27, 2000. Prior to the opening of the Bank, the Company was engaged in activities involving the formation of the Company, including selling its common stock, and obtaining necessary regulatory approvals for the organization of the Bank and the Company. The Company incurred operating losses totaling approximately $972,000 during its organizational period which are included in the results of operations noted above. The Company also incurred stock issuance costs of approximately $179,000 which have been recorded as a reduction in capital surplus and are not included in the above results of operations in accordance with generally accepted accounting principles.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of the Company’s earnings. For the year ended December 31, 2001, the Company recorded net interest income of $3.5 million which results in a net interest margin of 4.0% for the year. Since January 1, 2001, the Federal Reserve Bank lowered its Federal funds rate 475 basis points in an effort to provide stimulus to the national economy. Management believes the interest rate environment had a negative impact on the Company’s net interest income during 2001 as the Company’s customers are primarily adjustable rate borrowers with their lines tied primarily to the Company’s prime lending rate, which was lowered in lock-step with the Federal funds rates. Deposit costs were also significantly reduced during the year. However, as the Company managed the lowering of its deposit costs, the Company also had to offer customers attractive rates in a very competitive market. Management believes that if interest rates increase during 2002, the Company is in a better position when compared to the prior year to increase its net interest margin.

The following table sets forth the amount of the Company’s average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the year ended December 31, 2001 and for the period from October 27, 2000 (the commencement of banking operations) through December 31, 2000 (dollars in thousands):

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

	2001			2000

	Average		Yield/	Average			Yield/
	Balances	Interest	Rate	Balances	Interest		Rate

Interest-earning assets:
Loans	$67,150	$4,864	7.2%	$10,222	$170		9.4%
Taxable securities, available for sale	15,348	934	6.1	2,350	28		6.8
Federal funds sold and securities purchased under agreements to resell	5,187	237	4.6	9,332	115		5.8
Other	663	34	5.1	530	6		6.4

Total interest-earning assets	88,348	6,069	6.9	22,434	319		8.0

Allowance for loan losses	(825)			(68)
Cash and due from banks	2,983			1,311
Other assets	4,519			3,639

Total assets	$95,025			$27,316

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,835	94	1.9%	$900	7		4.5%
Savings and money market	33,566	1,115	3.3	6,851	69		5.7
Certificates of deposit	24,439	1,133	4.6	1,098	13		6.4

Total interest-bearing deposits	62,840	2,342	3.7	8,849	89		5.7
Securities sold under agreements to repurchase	6,584	155	2.4	197	2		5.2
Federal funds purchased	886	25	2.8	—	—		—
Federal Home Loan Bank advances	1,704	57	3.3	—	—		—

Total interest bearing liabilities	72,014	2,579	3.6	9,046	91		5.7

Demand deposits	7,912			1,522
Other liabilities	573			169
Stockholders’ equity	14,526			16,579

Total liabilities and stockholders’ equity	$95,025			$27,316

Net interest income (1)		$3,490			$228	(2)

Net interest spread			3.3%				2.3%
Net interest margin			4.0%				5.7%

(1)	The Company has had no tax-free investments or loans since inception. Additionally, the impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities. Net interest spread above excludes impact of demand deposits, including demand deposits in the average balances would have produced a net interest spread for the year ended December 31, 2001 of 3.7% compared to a spread of 3.2% for the period from October 27, 2000 to December 31, 2000.
(2)	For the period from February 28, 2000 (inception) through October 27, 2000 (the development stage), subsequent to the Company’s initial public offering, but prior to the opening of the Bank, the Company had approximately $188,000 in interest income as a result of the investment of the proceeds from the offering in US Government Treasury securities. The average yield realized on these investments was 6.2%. Also, during the development stage, the Company borrowed funds pursuant to an established line of credit. The total interest expense on this line of credit amounted to approximately $35,000. The interest on this line of credit was at a regional bank’s prime rate, which approximated 9.5% for the period in which the Company used the line of credit. As a result, net interest income from February 28, 2000 (inception) to December 31, 2000, was approximately $381,000.

As can be seen from the above table, the net interest spread (the difference between the interest yield earned on assets less the rate paid on liabilities) actually increased during the year from 2.3% to 3.3%. The 5.7% net interest margin (net interest income as a percentage of average interest earning assets) was unusually high in 2000 primarily due to the impact of the Company’s capital position in relation to its overall balance sheet. For the period from October 27, 2000 to December 31, 2000, the Company averaged $18.3 million in interest-free funding which includes customer demand deposits, other liabilities and capital. This amount approximated 67% of the Company’s overall average balance sheet for the period. For the year ended December 31, 2001, this percentage was reduced to 24%.

RATE AND VOLUME ANALYSIS

As the Company commenced its banking operations in the last quarter of 2000, virtually all of the change in the various line items in net interest income between 2001 and 2000 is due to volume. Therefore, a rate and volume analysis table is not meaningful and is not presented.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for possible loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses was approximately $1,670,000 for the year ended December 31, 2001 and $162,000 for the period from February 28, 2000 (inception) to December 31, 2000. The increase in the provision for loan losses was due to the increase in loans at December 31, 2001. Based upon management’s assessment of the loan portfolio, the Company will adjust its allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. Consistent with the Company’s growth in its loan portfolio, this assessment has resulted in a charge to the Company’s results of operations through the provision for loan losses. While the Company’s policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management, and are reviewed from time to time by the Company’s regulators, there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management’s judgment as to the adequacy of the provision for loan losses necessarily approximate and imprecise.

Other Operating Income

Other operating income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. For the year ended December 31, 2001, the Company’s noninterest income was $1.3 million, which was an increase of $1.2 million from the previous period. In total, noninterest income comprised 28% of the Company’s total revenues for 2001. It is the Company’s goal to increase this percentage over time such that the Company develops more diversified fee-generating revenue streams.

The largest component of noninterest income is fees from the Company’s brokerage unit, Pinnacle Asset Management, a division of the Bank. For the year ended December 31, 2001, the Company realized approximately $839,000 in fees from Pinnacle Asset Management. Market dynamics play a particularly important role in the success of this business line. The year 2001 was not a particularly strong year for most of the national brokerage houses. As stated above, the Company is working to diversify its fee-based businesses, and in the case of the brokerage unit, the Company is attempting to reduce its dependence on transaction-based revenues by transitioning its customer base to an assets under management pricing structure. At December 31, 2001, approximately $136 million of customer assets, included in brokerage accounts at LMFP, were under management by Pinnacle Asset Management compared to $70 million at December 31, 2000.

Another noninterest income item for 2001 was related to the Company’s sale of certain loan participations to its correspondent banks. At December 31, 2001 and pursuant to participation agreements with these correspondents, the Company had participated approximately $22 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide for the Company to pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, the Company recorded $191,000 as income, which represents the net present value of these future revenues as a gain on sale of participations in its results of operations for 2001. The Company intends to maintain relationships with its correspondents in order to participate future loans to these correspondents in a similar manner.

Other Operating Expense

Other operating expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the year ended December 31, 2001, the Company incurred approximately $6.4 million in operating expenses. The increase over 2000 was significant and primarily attributable to the Company being in the development stage through October of 2000. The following table shows the trend in noninterest expense from the fourth quarter of 2000 through the fourth quarter of 2001 (dollars in thousands):

	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	2000	2001	2001	2001	2001

Personnel expense	$1,103	$1,080	$1,082	$1,053	$923
Occupancy and equipment	206	259	274	282	317
Other	321	210	246	273	364

Total noninterest expense	$1,630	$1,549	$1,602	$1,608	$1,604

As can be seen from the above table, the Company’s expense burden was relatively stable from quarter to quarter throughout 2001. The Company anticipates increases in its expenses during 2002 for such items as new personnel, salary increases and incentives, and the Green Hills office being opened for a full calendar year along with other items related to the growth of the Company.

Income Taxes

For the period from February 28, 2000 (inception) to December 31, 2000, the Company had no income tax expense or benefit from losses incurred due to the Company recording a full valuation allowance against net deferred tax assets for any benefits that could have been realized for the net operating loss carryforward.

At December 31, 2001, the Company had accumulated a net deferred tax asset of $2.1 million. Most of this asset was attributable to net operating losses and other charges which can be carried forward to offset taxable income in future periods. Based on an evaluation of the Company’s current operating results and future projections, the Company determined that it was more likely than not that the Company would eventually realize the tax benefits of these operating losses and other charges. As a result, during the fourth quarter of 2001, the Company eliminated the valuation allowance and recorded a deferred tax benefit of $2.1 million in the Company’s results of operations for the year ended December 31, 2001.

Per Share Information

The basic and diluted net loss per share and the basic and diluted weighted average common shares for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 was as follows:

	2001	2000

Basic and diluted net loss per common share	$(0.57)	$(2.79)

Basic and diluted weighted average common shares	1,981,598	808,808

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. As of December 31, 2001, there were common stock options outstanding which had vested and thus would allow the option holders to purchase up to 37,220 common shares. However, due to their exercise price and current market price, the stock options are considered anti-dilutive and have not been considered in the calculation of the Company’s diluted earnings per share for the year ended December 31, 2001. There were no exercisable options at December 31, 2000. Additionally, as of December 31, 2001, the Company had granted warrants to purchase approximately 203,000 shares of Common Stock of which approximately 67,600 were exercisable. However, since these warrants were considered anti-dilutive, they have not been considered in the calculation of the Company’s diluted earnings per share for the year ended December 31, 2001. None of the warrants were exercisable at December 31, 2000. As a result, at December 31, 2001 and 2000, there were no securities or other contracts which were deemed dilutive, thus the basic and diluted loss per share calculations are identical.

The basic and diluted net loss per share information was computed based on weighted average shares outstanding for the year ended December 31, 2001 of 1,981,598. Weighted average shares outstanding were computed based on 1,910,000 shares being outstanding from January 1, 2001 to October 26, 2001. On October 26, 2001, the Company issued an additional 402,053 shares in connection with a private placement of common stock. For the period from February 28, 2000 (inception) to December 31, 2000, the basic and diluted net loss per share information was computed based on weighted average shares outstanding of 808,808 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23, 2000. On August 23, 2000, 1,875,000 shares were issued in conjunction with the Company’s initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued which resulted in total shares outstanding of 1,910,000 shares. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to December 31, 2000 would have been $1.18 per share.

Quarterly Information

The following is a summary of quarterly information since the commencement of banking operations in October of 2000 (dollars in thousands).

	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	2000	2001	2001	2001	2001

End of period balances:
Total loans	$12,407	$41,793	$69,319	$94,883	$134,440
Total assets	39,042	66,141	101,187	130,158	175,439
Total deposits	22,538	47,285	74,890	100,104	133,259
Total stockholders’ equity	15,771	14,584	13,634	16,682	18,291
Results of operations:
Interest income	$390	$797	$1,298	$1,762	$2,212
Interest expense	100	350	637	800	792

Net interest income	290	447	661	962	1,420
Provision for loan losses	162	363	362	298	647
Noninterest income	115	183	368	293	497
Noninterest expense	1,630	1,549	1,602	1,608	1,604

Net loss before taxes	(1,387)	(1,282)	(935)	(651)	(334)
Income tax benefit (expense)	—	—	—	—	2,065

Net income (loss)	$(1,387)	$(1,282)	$(935)	$(651)	$1,731

Management believes earning assets should continue to increase with associated increases in net interest income. The amounts of increased net interest income along with increased non-interest income should exceed the amount of increases in provision for loan losses and non-interest expense and be sufficient to produce improved results for 2002.

MARKET RISK MANAGEMENT

Asset / Liability Management

It is the Company’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. The Company’s Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

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

Earnings simulation model

The Company believes that interest rate risk is best measured by its earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, the Company has guidelines for its earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change in rates from management’s most likely interest rate forecast over the next twelve months. The Company has operated within this guideline since inception.

Economic Value of Equity

The Company’s economic value of equity model measures the extent that estimated economic values of the Company’s assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, the Company has a guideline stating that for an instantaneous 200 basis point change in interest rates, the economic value of equity will not change by more than 20 percent from the base case. The Company has operated within this guideline since inception.

Gap Analysis

An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, for example within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

At December 31, 2001, the Company’s cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities was 82% which was within the Company’s targeted ratio of 75% to 125% in this time horizon. At 82%, this would indicate that the Company’s interest-bearing liabilities will reprice during this period at a rate faster than its interest-earning assets absent the factors mentioned previously. There is general view in credit markets that interest rates will eventually rise over the next 12 months which, given the Company’s gap position, would have a negative impact on the Company’s margin. However, deposit pricing will generally lag both in depth and timing of any upward interest rate adjustments. Thus, management believes the Company is in a better position at December 31, 2001 when compared to December 31, 2000 to increase its margins over the next 12 months.

The following table sets forth the distribution of the repricing of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates (dollars in thousands).

	Interest Sensitive Periods

	Months

		Over Three	Total		More
	Within	Through	One	1 - 5	Than 5
	Three	Twelve	Year	Years	Years	Total

Earning assets:
Securities, available-for-sale (1)	$1,000	$3,000	$4,000	$8,446	$7,359	$19,805

Loans (2)	67,218	10,276	77,494	42,647	14,049	134,190
Federal funds sold and securities purchased under agreements to resell	8,896	—	8,896	—	—	8,896

Total earning assets	77,114	13,276	90,390	51,093	21,408	162,891

Interest bearing liabilities:
NOW, money market, savings (3)	$62,692	$—	$62,692	$—	$—	$62,692
Certificates of deposit	12,489	20,210	32,699	21,007	—	53,706
Securities sold under agreements to repurchase	14,658	—	14,658	—	—	14,658
Federal Home Loan Bank advances	—	—	—	8,500	—	8,500

Total interest bearing liabilities	89,839	20,210	110,049	29,507	—	139,556

Interest sensitive gap:
For indicated period	$(12,725)	$(6,934)	$(19,659)	$21,586	$21,408	$23,335

Cumulative	$(12,725)	$(19,659)	$(19,659)	$1,927	$23,335	$23,335

Ratio of earning assets to interest bearing liabilities:
For indicated period	86%	66%	82%	173%	—	117%
Cumulative	86%	82%	82%	102%	117%	117%

(1)	At amortized cost.

(2)	Excludes nonaccrual loans.

(3)	All NOW, money market and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW , money market and savings accounts were not considered interest-sensitive, the earning assets to interest bearing liabilities ratio at the one year horizon would have been 191%.

Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as “within three months” regardless of maturity. Nonearning assets (cash and due from banks, premises and equipment and other assets), noninterest-bearing liabilities (demand deposits and other liabilities) and shareholders’ equity are considered to be noninterest-sensitive for purposes of this presentation and thus are not included in the above table.

Derivatives

Derivative financial instruments may be used by the Company to improve the balance between interest-sensitive assets and interest-sensitive liabilities. The Company may use derivatives as one tool to manage its interest rate sensitivity while continuing to meet the credit and deposit needs of its customers. At December 31, 2001 and 2000, the Company had not entered into any derivative contracts to assist managing its interest rate sensitivity.

LIQUIDITY RISK MANAGEMENT

The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect the Company’s liquidity position. The Company currently prices deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company’s liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. The Company attempts to price its deposit products to meet its asset/liability objectives consistent with local market conditions. The Company’s ALCO is responsible for monitoring of the ongoing liquidity needs of the Company. The Company’s regulators also monitor the liquidity and capital resources of the Company on a periodic basis.

At December 31, 2001, the Company had approximately $18,582,000 of liquid assets. For purposes of liquidity management, liquid assets are cash and cash equivalents, Federal funds sold and investment securities that mature within one year. This amount represented 11% of the Company’s total earning assets at December 31, 2001.

The Company’s consolidated statement of cash flows shows net cash provided or used by operating, investing and financing activities. For the Company, these activities resulted in net cash used of $606,000 for the year ended December 31, 2001 compared to net cash provided of $15.2 million for the period from February 28, 2000 (inception) to December 31, 2000. For the year ended December 31, 2001, the Company used approximately $1.2 million for operations which was $1.5 million less than the $2.7 million used in the previous period. The previous period included the Company’s development and initial operating period. Net cash used for investing activities amounted to approximately $136 million as funds received from financing activities were deployed in earning assets and premises and equipment.

At December 31, 2001, the Company had unfunded loan commitments outstanding of $42.9 million and outstanding standby letters of credit of $5.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, the Bank has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. Of note is that at December 31, 2001, the Bank had accommodations with upstream correspondent banks for unsecured short-term advances of approximately $18.5 million. These accommodations have various covenants related to their term and availability, particularly related to their term in that in most cases the accommodation may only be outstanding for less than a month before having to be repaid.

The following table presents additional information about the Company’s unfunded commitments as of December 31, 2001, which by their terms have contractual maturity dates subsequent to December 31, 2001:

		2003 to	2005 to	2007 and
(dollars in thousands)	2002	2004	2006	Later	Totals

Unfunded commitments:
Letters of credit	$3,350	$1,500	$345	$—	$5,195
Lines of credit	29,990	6,253	732	5,889	42,864

Totals	$33,340	$7,753	$1,077	$5,889	$48,059

In addition, during 2001 the Bank became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, the Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist the Bank in the funding of the Bank’s home mortgage and commercial real estate loan portfolios. The Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral under the borrowing agreements with the FHLB. At December 31, 2001, the Bank had received advances from the FHLB totaling $8,500,000, at interest rates of 2.84% to 3.42% per annum. All of these advances are scheduled to mature throughout 2003. Based on the collateral pledged to the FHLB, the Bank had additional capacity of approximately $4.5 million which the Bank could use to secure additional advances, subject to FHLB requirements.

Throughout 2001, the Bank issued brokered deposits with several brokerage houses. Typically, these funds are for varying maturities from six months to two years and are usually priced with a slight premium to the local market. These deposits provide a ready liquidity source to the Company.

At December 31, 2001, the Company had no significant capital expenditure commitments.

The following table present additional information about the Company’s contractual obligations as of December 31, 2001, which by their terms have contractual maturity and termination dates subsequent to December 31, 2001:

		2003 to	2005 to	2007 and
(dollars in thousands)	2002	2004	2006	Later	Totals

Contractual obligations:
Certificates of deposit	$32,699	$20,925	$82	$—	$53,706
Securities sold under agreements to repurchase	14,658	—	—	—	14,658
Federal Home Loan Bank advances	—	8,500	—	—	8,500
Operating leases	389	806	848	2,352	4,395

Totals	$47,746	$30,231	$930	$2,352	$81,259

Management believes that the Company has adequate liquidity to meet all known contractual obligations and unfunded commitments including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following table shows return on assets (net loss divided by average total assets), return on equity (net loss divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the year ended December 31, 2001 and for the period from October 27, 2000 through December 31, 2000.

	2001	2000

Return on assets	(1.2)%	(4.7)%
Return on equity	(7.8)%	(7.7)%
Dividend payout ratio	—%	—%
Stockholders’ equity to asset ratio	15.3%	60.7%

IMPACT OF INFLATION

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

ITEM 7. FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiary

Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     TO PINNACLE FINANCIAL PARTNERS, INC.:

     We have audited the accompanying consolidated balance sheets of PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY (a Tennessee corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31 2001 and for the period from February 28, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Nashville, Tennessee January 15, 2002

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
Cash and due from banks	$5,686,226	$3,328,462
Federal funds sold and securities purchased under agreements to resell	8,895,850	11,860,000

Cash and cash equivalents	14,582,076	15,188,462
Securities available-for-sale, at market	19,885,834	7,115,942
Loans	134,439,642	12,407,108
Less allowance for loan losses	(1,832,000)	(162,378)

Loans, net	132,607,642	12,244,730
Premises and equipment, net	3,418,463	2,524,495
Other assets	4,945,346	1,968,665

Total assets	$175,439,361	$39,042,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$16,860,835	$1,916,443
Interest-bearing demand	8,615,076	1,370,855
Savings and money market accounts	54,077,238	15,751,534
Time	53,705,902	3,499,813

Total deposits	133,259,051	22,538,645
Securities sold under agreements to repurchase	14,657,693	406,000
Federal Home Loan Bank advances	8,500,000	—
Other liabilities	731,815	326,784

Total liabilities	157,148,559	23,271,429
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 2,312,053 issued and outstanding in 2001 and 1,910,000 issued and outstanding in 2000	2,312,053	1,910,000
Additional paid-in capital	19,317,947	16,122,521
Accumulated deficit	(3,391,854)	(2,255,189)
Accumulated other comprehensive income (loss), net	52,656	(6,467)

Total stockholders’ equity	18,290,802	15,770,865

Total liabilities and stockholders’ equity	$175,439,361	$39,042,294

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from
	For the year	February 28, 2000
	ended	(inception) to
	December 31, 2001	December 31, 2000

Interest income:
Loans, including fees	$4,863,803	$170,143
Taxable securities	934,298	215,479
Federal funds sold and securities purchased under agreements to resell	237,433	115,283
Other	33,560	5,518

Total interest income	6,069,094	506,423

Interest expense:
Deposits	2,342,282	88,935
Securities sold under agreements to repurchase	154,702	1,814
Federal funds purchased and other borrowings	82,404	34,598

Total interest expense	2,579,388	125,347

Net interest income	3,489,706	381,076
Provision for loan losses	1,669,622	162,378

Net interest income after provision for loan losses	1,820,084	218,698
Other income:
Service charges on deposit accounts	89,933	374
Investment sales commissions	838,558	113,886
Gain on loan participations sold	191,020	—
Other noninterest income	221,894	721

Total other income	1,341,405	114,981

Other expense:
Salaries and employee benefits	4,137,863	1,676,391
Equipment and occupancy	1,132,422	276,796
Marketing and other business development	207,804	151,038
Administrative	411,994	297,540
Postage and supplies	163,428	90,818
Other operating	309,812	96,285

Total other expense	6,363,323	2,588,868

Loss before income taxes	(3,201,834)	(2,255,189)
Income tax (benefit) expense	(2,065,169)	—

Net loss	$(1,136,665)	$(2,255,189)

Per share information:
Basic and diluted net loss per common share	$(0.57)	$(2.79)

Basic and diluted weighted average common shares	1,981,598	808,808

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period February 28, 2000 (inception) to December 31, 2000 and for the year ended December 31, 2001

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Issuance of common stock	1	$1	$9	$—	$—	$10
Redemption of previously-issued share	(1)	(1)	(9)	—	—	(10)
Proceeds from the sale of stock (less offering expenses of $888,800)	1,910,000	1,910,000	16,301,200	—	—	18,211,200
Stock offering costs charged to additional paid-in capital	—	—	(178,679)	—	—	(178,679)
Comprehensive loss:
Net loss	—	—	—	(2,255,189)	—	(2,255,189)
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $3,483	—	—	—	—	(6,467)	(6,467)

Total comprehensive loss	—	—	—	—	—	(2,261,656)

Balance, December 31, 2000	1,910,000	1,910,000	16,122,521	(2,255,189)	(6,467)	15,770,865
Proceeds from the sale of stock (less offering expenses of $20,998)	402,053	402,053	3,195,426	—	—	3,597,479
Comprehensive loss:
Net loss	—	—	—	(1,136,665)	—	(1,136,665)
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $31,837	—	—	—	—	59,123	59,123

Total comprehensive loss	—	—	—	—	—	(1,077,542)

Balance, December 31, 2001	2,312,053	$2,312,053	$19,317,947	$(3,391,854)	$52,656	$18,290,802

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the year	February 28, 2000
	ended	(inception) to
	December 31, 2001	December 31, 2000

Operating activities:
Net loss	$(1,136,665)	$(2,255,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (amortization) accretion of available-for-sale securities	16,781	(15,232)
Depreciation and amortization	616,022	70,367
Provision for loan losses	1,669,622	162,378
Gain on loan participations sold	(191,020)	—
Deferred tax benefit	(2,065,169)	—
Increase in other assets	(520,407)	(1,029,459)
Increase in other liabilities	405,031	330,267

Net cash used in operating activities	(1,205,805)	(2,736,868)

Investing activities:
Activities in securities available-for-sale:
Purchases	(22,083,058)	(7,110,660)
Maturities, prepayments and calls	9,387,345	—
Net increase in loans	(122,032,534)	(12,407,108)
Purchases of premises and equipment and software	(1,314,861)	(3,003,768)
Purchases of other assets	(427,051)	(530,300)

Net cash used in investing activities	(136,470,159)	(23,051,836)

Financing activities:
Net increase in deposits	110,720,406	22,538,645
Net increase in repurchase agreements	14,251,693	406,000
Advances from Federal Home Loan Bank, net	8,500,000	—
Net proceeds from sale of common stock	3,597,479	18,211,200
Stock issuance costs	—	(178,679)

Net cash provided by financing activities	137,069,578	40,977,166

Net increase (decrease) in cash and cash equivalents	(606,386)	15,188,462
Cash and cash equivalents, beginning of period	15,188,462	—

Cash and cash equivalents, end of period	$14,582,076	$15,188,462

Supplemental disclosure:
Cash paid for interest	$2,049,763	$119,178

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Pinnacle Financial Partners, Inc. (the “Company”) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (the “Bank”). The Bank is a commercial bank located in Nashville, Tennessee. The Bank provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. The Bank commenced its banking operations on October 27, 2000. Prior to October 27, 2000, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises”, and devoted substantially all its efforts to establishing the Bank.

BASIS OF PRESENTATION — These consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation reserves related to deferred tax assets.

CASH AND CASH EQUIVALENTS — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, which matures within ninety days, are included in cash and cash equivalents.

SECURITIES — Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (losses), net of the deferred income tax effects. Securities that the Company has both the positive intent and ability to hold to maturity would be classified as held to maturity and would be carried at historical cost and adjusted for amortization of premiums and accretion of discounts unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of the security is written down to fair value and the amount of the write-down included in the statement of operations. At December 31, 2001 and 2000, the Company had no held to maturity securities in its portfolio.

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

LOANS — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding.

As is customary in the banking industry, the Company may from time to time sell a participation in a particular loan to a correspondent bank. In such cases, the Company services the loan with the borrower and, periodically, will settle with the correspondent their resulting balance in the loan. The participation is subject to a participation agreement between the Company and the correspondent. This agreement will prescribe the terms of the participation, particularly related to collateral positioning and interest rates.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Generally, all interest accrued but not collected for

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans that are placed on nonaccrual status or charged-off is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb losses inherent in the loan portfolio. Loan losses are charged against the allowance when they are confirmed. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

TRANSFERS OF FINANCIAL ASSETS — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

PREMISES AND EQUIPMENT — Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets or the lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

OTHER ASSETS — Included in other assets as of December 31, 2001 is approximately $544,000 related to amounts paid to certain individuals to secure their employment with the Company. These amounts are subject to certain agreements whereby a certain pro rata amount will be owed the Company should the employee leave the employ of the Company within five years of their employment date. The Company is amortizing the amounts to salaries and benefits expense on a straight-line basis over 60 months.

Also included in other assets as of December 31, 2001, is approximately $357,000 of computer software related assets, net of amortization. This software supports the Company’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000, the Company amortized approximately $93,000 and $14,000, respectively, related to these costs. Software maintenance fees are capitalized in other assets and amortized over the contract or service lives of the expenditure.

Additionally, the Company maintains certain investments, at cost, with certain regulatory and other entities in which the Company has an ongoing business relationship. These entities are the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cincinnati. At December 31, 2001 and 2000, the cost of these investments, which is included in other assets was $942,000 and $530,000, respectively.

INCOME TAXES - Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Accordingly, the resulting net deferred tax asset or net deferred tax liability is included in the accompanying consolidated balance sheet in either other assets or other liabilities.

Recognition of deferred tax balance sheet amounts is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

STOCK-BASED COMPENSATION – The Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

LOSS PER COMMON SHARE – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. As of December 31, 2001, there were common stock options outstanding which had vested and thus would allow the option holders to purchase up to 37,220 common shares. However, due to their exercise price and current market price, the stock options are considered anti-dilutive and have not been considered in the calculation of the Company’s diluted earnings per share for the year ended December 31, 2001. There were no exercisable options at December 31, 2000. Additionally, as of December 31, 2001, the Company had granted warrants to purchase approximately 203,000 common shares, of which approximately 67,600 were exercisable, however, since these warrants were considered anti-dilutive, they have not been considered in the calculation of the Company’s diluted earnings per share for the year ended December 31, 2001. None of the warrants were exercisable at December 31, 2000. As a result, at December 31, 2001 and 2000, there were no securities or other contracts which were deemed dilutive, thus the basic and diluted loss per share calculations are identical.

The basic and diluted net loss per share information was computed based on weighted average shares outstanding for the year ended December 31, 2001 of 1,981,598. Weighted average shares outstanding were computed based on 1,910,000 shares being outstanding from January 1, 2001 to October 26, 2001. On October 26, 2001, the Company issued an additional 402,053 shares in connection with a private placement of common stock. For the period from February 28, 2000 (inception) to December 31, 2000, the basic and diluted net loss per share information was computed based on weighted average shares outstanding of 808,808 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000.     On August 23, 2000, 1,875,000 shares were issued in conjunction with the Company’s initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued which resulted in total shares outstanding of 1,910,000 shares. The net loss per share computed on a basis of the entire 1,910,000 common shares outstanding for the period from February 28, 2000 (inception) to December 31, 2000 would have been $1.18 per share.

COMPREHENSIVE INCOME (LOSS) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

BUSINESS SEGMENTS — The Company operates in one business segment, commercial banking, and has no additional individually significant business segments.

RECENT ACCOUNTING PRONOUNCEMENTS — In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. The Company adopted this statement on January 1, 2001. SFAS No. 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative’s change in fair value must be recognized in earnings immediately. Adoption of SFAS No. 133 did not have a material effect on the Company’s earnings or financial position since the Company had no derivative contracts.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” This pronouncement, effective for transactions occurring after March 31, 2001, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company adopted the provisions of this statement during 2001.

On June 30, 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which change the rules for how companies must account for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interest method of accounting for business combinations. SFAS No. 142 specifies new rules for accounting for goodwill and other intangible assets including cessation of amortization of goodwill in favor of annual impairment review. The Company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Management believes adoption of this new standard will have no effect on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions for the disposal of a business segment of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is required to adopt the provisions of SFAS No. 144 on January 1, 2002. Management believes adoption of this new standard will have no effect on the financial position or results of operations of the Company.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and other services. For the year ended December 31, 2001, the average daily balance maintained at the Federal Reserve was approximately $269,000.

NOTE 3. SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale at December 31, 2001 and 2000 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale - 2001:
U.S. government and agency securities	$2,991,784	$72,328	$—	$3,064,112
Mortgage-backed securities	16,813,040	97,011	(88,329)	16,821,722
State and municipal securities	—	—	—	—

	$19,804,824	$169,339	$(88,329)	$19,885,834

Securities available-for-sale - 2000:
U.S. government and agency securities	$4,970,801	$4,932	$(4,671)	$4,971,062
Mortgage-backed securities	2,155,091	3	(10,214)	2,144,880
State and municipal securities	—	—	—	—

	$7,125,892	$4,935	$(14,885)	$7,115,942

The Company realized no gains or losses from the sale of securities as no such transactions occurred during the year ended December 31, 2001 or during the period from February 28, 2000 (inception) through December 31, 2000. At December 31, 2001, approximately $19,563,000 of the Company’s available for sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due in one year to five years	—	—
Due in five years to ten years	2,991,784	3,064,112
Due after ten years	—	—
Mortgage-backed securities	16,813,040	16,821,722

	$19,804,824	$19,885,834

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans at December 31, 2001 and 2000 is summarized as follows:

	2001	2000

Commercial	$69,974,815	$11,624,649
Real estate — construction	37,573,173	—
Real estate — mortgage	21,125,097	199,892
Consumer, installment and other	5,766,557	582,567

	134,439,642	12,407,108
Allowance for loan losses	(1,832,000)	(162,378)

	$132,607,642	$12,244,730

The Company’s recorded investments in impaired loans and related valuation allowance at December 31, 2001 are as follows:

	Recorded	Valuation
	Investment	Allowance

Valuation allowance required	$250,000	$150,000
No valuation allowance required	—	—

Balance at end of period	$250,000	$150,000

The valuation allowance is included in the allowance for loan losses at December 31, 2001. During the fourth quarter of 2001, the Company placed an impaired loan on nonaccrual status and reversed approximately $5,000 of interest income which had been previously accrued during 2001. As a result, the Company did not recognize any interest income from impaired loans on either an accrual or cash basis during 2001. The average balance of this impaired loan for the year ended December 31, 2001 was not significant to the financial position of the Company. Management identified no impaired loans at or prior to December 31, 2000.

Changes in the allowance for loan losses for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 are as follows:

	2001	2000

Balance at beginning of period	$162,378	$—
Charged-off loans	—	—
Recovery of previously charged-off loans	—	—
Provision for loan losses	1,669,622	162,378

Balance at end of period	$1,832,000	$162,378

At December 31, 2001, the Company has granted loans and other extensions of credit amounting to approximately $5,507,000 to certain directors, executive officers, and their related entities of which $3,008,000 had been drawn upon. At December 31, 2000, the Company had granted loans and other extensions of credit amounting to approximately $15,000 to certain directors, executive officers, and their related entities of which none had been drawn upon. The terms on these loans and extensions if drawn upon are substantially the same terms customary for other persons for the type of loan involved.

During 2001, the Company sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, the Company has reflected a gain on the sale of these participated loans of approximately $191,000 which is attributable to the present value of the future cash flows of the difference between the interest payments the borrower is projected to pay the Company and the amount of interest that will be owed the correspondent based on their future participation in the loan. Additionally, the Company may repurchase the participation from the correspondent bank subject to certain terms and conditions noted in the participation agreement and provided the repurchase is in compliance with the Company’s internal loan policies and other banking laws and regulations.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

	Range of
	Useful Lives	2001	2000

Building and leasehold improvements	15 to 30 years	$1,637,068	$836,454
Furniture and equipment	3 to 15 years	2,217,455	1,743,220

		3,854,523	2,579,674
Accumulated depreciation		(436,060)	(55,179)

		$3,418,463	$2,524,495

Depreciation expense for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) through December 31, 2000 was approximately $381,000 and $55,000, respectively.

On March 16, 2000, the Company entered into an operating lease agreement for office space in an office building in Nashville, Tennessee for the site of the Bank’s main office facility. The initial term of the main office lease is 10 years with monthly rent beginning in September 2000 of approximately $20,000. The lease agreement provides for two 5 year renewal periods subsequent to the initial lease term. For the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000, the Company paid approximately $246,000 and $82,000, respectively, pursuant to the terms of this lease.

On August 1, 2000, the Company entered into an operating lease agreement for a branch office location in Brentwood, Tennessee. The term of this branch lease ends on March 31, 2010 with an option to extend the lease an additional 10 years at the Company’s option. The initial monthly rental is approximately $8,000. For the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000, the Company paid $94,000 and $39,000, respectively, pursuant to the terms of this lease.

On November 22, 2000, the Company entered into an operating lease for property on which its Green Hills branch was built. The initial term of the lease expires after 20 years and 8 months. The Company has the right to extend the term of the lease for two successive 10 year periods. Rent payments, which began in February 2001, were approximately $2,500 per month for the first eight months of the lease increasing to approximately $4,000 per month for the next twelve months with annual increases of 2.5% for subsequent years. For the year ended December 31, 2001, the Company paid $34,000 pursuant to the terms of this lease.

At December 31, 2001, the approximate future minimum lease payments due under the aforementioned operating leases for their initial term is as follows:

2002	$389,000
2003	398,000
2004	408,000
2005	419,000
2006	429,000
Thereafter	2,352,000

$4,395,000

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows:

2002	$32,699,000
2003	19,900,000
2004	1,025,000
2005	57,000
2006	25,000

$53,706,000

Additionally, at December 31, 2001, approximately $48,556,000 of time deposits had been issued in denominations of $100,000 or greater.

NOTE 7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER FUNDINGS

During 2001, the Bank became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, the Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists the Bank in the funding of the Bank’s home mortgage and commercial real estate loan portfolios. The Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral under the borrowing agreements with the FHLB. At December 31, 2001, the Bank had received advances from the FHLB totaling $8,500,000, at fixed interest rates of 2.84% to 3.42% per annum. The weighted average interest rate on advances outstanding at December 31, 2001 was 3.13%. All of these advances are scheduled to mature throughout 2003. Based on the collateral pledged to the FHLB, the Bank had additional capacity of approximately $4.5 million which it may use to secure additional advances, subject to FHLB requirements.

At December 31, 2001, the Bank has accommodations which allow the Bank to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to the term the Bank may acquire such funds during any 30-day or other time period. The total fundings available from these accommodations aggregate $18.5 million with no outstanding balances at December 31, 2001.

NOTE 8. INCOME TAXES

Income tax expense (benefit) for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 consists of the following:

	2001	2000

Current	$—	$—
Deferred	(1,210,184)	(854,985)
Change in valuation allowance	(854,985)	854,985

	$(2,065,169)	$—

The Company’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2001 and 2000 to income before income taxes. A reconciliation of the differences for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 is as follows:

	2001	2000

Income taxes at statutory rate	$(1,088,624)	$(766,764)
State tax benefit, net of federal tax effect	(126,793)	(89,305)
Other items	5,233	1,084
Change in valuation allowance	(854,985)	854,985

Income tax expense (benefit)	$(2,065,169)	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2001, the Company had a net deferred tax asset of approximately $2 million taxes included in other assets in the accompanying balance sheets at December 31, 2001. Most of this asset was attributable to net operating losses and other charges which can be carried forward to offset taxable income in future periods. Based on an evaluation of the Company’s current operating results and future projections, during the fourth quarter of 2001, the Company determined that it was more likely than not that the Company would eventually realize the tax benefits of these operating losses and other charges. As a result, the Company eliminated the valuation allowance and recorded a deferred tax benefit of $2,065,000 in the Company’s results of operations for the year ended December 31, 2001.

The components of deferred income taxes included in other assets in the accompanying balance sheets at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Loan loss reserves	$695,427	$61,639
Securities available for sale	—	3,483
Other accruals	230,066	7,592
Net operating loss carryforward	1,288,035	802,887

	2,213,528	875,601
Deferred tax liabilities:
Depreciation and amortization	148,358	17,133
Securities available for sale	28,354	—

	176,712	17,133

	2,036,816	858,468
Less: valuation allowance	—	(854,985)

Net deferred benefit	$2,036,816	$3,483

At December 31, 2001, the Company has available net operating loss carryforwards of approximately $3,393,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments at December 31, 2001 is as follows:

Commitments to extend credit	$42,864,000
Standby letters of credit	5,195,000

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company may become involved in various legal proceedings. As of December 31, 2001, the management of the Company is not aware of any such proceedings against the Company.

NOTE 10. COMMON STOCK

In August of 2000, the Company, through its underwriters, sold 1,875,000 common shares to the general public through an initial public offering at a price of $10 per share. The underwriters had the right to exercise an over-allotment option to purchase up to an additional 316,500 shares of common stock at $10.00 per share. Pursuant to the terms of the over-allotment option, the underwriters exercised their over-allotment option and purchased an additional 35,000 shares at $10 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18 million.

Concurrently with the initial public offering, three executives of the Company (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of the Company’s Board of Directors and two other organizers of the Company (collectively, the Company’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the offering, which represents approximately 21% of the initial public offering. The Founders were awarded common stock warrants which allow each individual the ability to purchase the common stock of the Company at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of December 31, 2001, one third of the warrants for approximately 67,600 shares were exercisable.

During September 2001, the Company concluded a private placement of its common stock to certain accredited investors. Pursuant to the private placement, the Company received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share for its common stock. These shares were issued on October 26, 2001. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements.

NOTE 11. SALARY DEFERRAL PLAN

The Company has a 401(k) retirement plan covering all employees which elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary with the Company matching 50% of the first 6% deferred in Company stock. The contribution expense associated with this plan for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 was approximately $92,000 and $22,000, respectively, and is included in the accompanying statements of operations in salaries and benefits expense.

NOTE 12. STOCK OPTION PLAN

The Company has a stock option plan under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the plan at December 31, 2001 and 2000 and changes during the year ended December 31, 2001 and the period from February 28, 2000 (inception) to December 31, 2000 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Outstanding at beginning of period	—	$—
Granted	186,450	10.00
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2000	186,450	10.00
Granted	53,400	7.65
Exercised	—	—
Forfeited	(550)	9.14

Outstanding at December 31, 2001	239,300	$9.48

The following table summarizes information about the Company’s stock option plan at December 31, 2001. There were no exercisable options at December 31, 2000.

	Number of	Remaining		Number of
	Shares	Contractual Life	Exercise	Shares
Grant date	Outstanding	in Years	Price	Exercisable

December, 2000	186,100	9.00	$10.00	37,220
March, 2001	50,300	9.25	7.64	—
November, 2001	2,900	10.00	7.75	—

	239,300	9.06	$9.48	37,220

     The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000:

	2001	2000

Net loss
As reported	$(1,136,665)	$(2,255,189)
Pro forma	$(1,198,369)	$(2,257,727)
Basic and diluted net loss per common share
As reported	$(0.57)	$(2.79)
Pro forma	$(0.60)	$(2.79)

For purposes of these calculations, the fair value of options granted for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2001	2000

Risk free interest rate	4.88%	5.19%
Expected life of the options	8.0 years	8.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	40.00%	40.00%
Weighted average fair value	$4.12	$2.07

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 15, 2002, the Company granted options to purchase 124,500 common shares to its executive officers and employees at an exercise price of $9.92 per share. As stated previously, these options will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years.

NOTE 13. EMPLOYMENT CONTRACTS

The Company has entered into three continuously automatic-renewing three-year employment agreements with three of its senior executives, the President and Chief Executive Officer, the Chairman of the Board and Chief Financial Services Officer and the Chief Administrative Officer. These agreements will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify initial annual salaries of $220,000, $220,000 and $160,000, respectively, and annual bonuses to be determined by the Board of Directors.

NOTE 14. RELATED PARTY TRANSACTIONS

A local public relations company, of which one of the Company’s directors is a principal, provides various services for the Company. For the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 the Company incurred approximately $112,000 and $88,000, respectively, in expense for services rendered by this public relations company. Additionally, another director is a principal in a local insurance firm that serves as an agent in securing insurance in such areas as the Company’s employee benefit plans, property and casualty insurance and other insurance policies.

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD — The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

SECURITIES — Fair values for securities are based on available quoted market prices.

LOANS — For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are equal to carrying values. For fixed rate loans that reprice within one year, fair values are equal to carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

DEPOSITS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE — The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

ACCRUED INTEREST — The carrying amounts of accrued interest approximate their fair values.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFF-BALANCE SHEET INSTRUMENTS — The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that the fair value of these instruments is not significant.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	Carrying	Fair
	Amount	Value

Financial assets:
Cash, due from banks, and Federal funds sold	$14,582,076	$14,582,076
Securities available for sale	19,885,834	19,885,834
Loans	134,439,642	136,587,922
Accrued interest receivable	583,906	583,906
Financial liabilities:
Deposits and securities sold under agreements to repurchase	$147,916,744	$149,167,341
Accrued interest payable	535,795	535,795

	Notional
	Amount

Off-balance sheet instruments:
Commitments to extend credit	$42,864,000	$—
Standby letters of credit	5,195,000	—

NOTE 16. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, no dividends could be declared by the Bank without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, the Company and the Bank meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Company and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2001
Total capital to risk weighted assets:
Company	$18,188	11.2%	$12,971	8.0%	not applicable
Bank	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Company	$16,356	10.1%	$6,486	4.0%	not applicable
Bank	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Company	$16,356	11.6%	$5,649	4.0%	not applicable
Bank	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

At December 31, 2000
Total capital to risk weighted assets:
Company	$15,933	59.4%	$2,145	8.0%	not applicable
Bank	$15,757	58.8%	$2,145	8.0%	$2,681	10.0%
Tier I capital to risk weighted assets:
Company	$15,771	58.8%	$1,072	4.0%	not applicable
Bank	$15,594	58.2%	$1,072	4.0%	$1,608	6.0%
Tier I capital to average assets (*):
Company	$15,771	82.5%	$772	4.0%	not applicable
Bank	$15,594	81.6%	$772	4.0%	$965	5.0%

(*) Average assets for the above computation were computed using fourth quarter balances.

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial Partners, Inc. as of and for the year ended December 31, 2001 and for the period February 28, 2000 (inception) to December 31, 2000:

CONDENSED BALANCE SHEETS

	2001	2000

Assets:
Cash	$786,051	$176,526
Investment in subsidiary	17,440,808	15,594,339
Other asset	63,943	—

	$18,290,802	$15,770,865

Stockholders’ equity	$18,290,802	$15,770,865

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

	2001	2000

Income:
Interest income	$12,046	$187,206
Expenses:
Salaries and employee benefits	—	104,181
Occupancy and equipment	—	43,419
Interest	—	34,598
Other	—	185,503

	—	367,701

Income (loss) before income taxes and equity in loss of subsidiary	12,046	(180,495)
Income tax benefit	(63,943)	—

Income (loss) before equity in loss of subsidiary	75,989	(180,495)
Equity in loss of subsidiary	(1,212,654)	(2,074,694)

Net loss	$(1,136,665)	$(2,255,189)

CONDENSED STATEMENTS OF CASH FLOWS

	2001	2000

Operating activities:
Net loss	$(1,136,665)	$(2,255,189)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred tax benefit	(63,943)	—
Equity in loss of Bank	1,212,654	2,074,694

Net cash provided (used) by operating activities	12,046	(180,495)

Investing activities:
Investment in Bank	(3,000,000)	(17,675,500)

Net cash used in investing activities	(3,000,000)	(17,675,500)

Financing activities:
Net proceeds from sale of common stock	3,597,479	18,211,200
Stock issuance costs	—	(178,679)

Net cash provided by financing activities	3,597,479	18,032,521

Net increase in cash	609,525	176,526
Cash, beginning of period	176,526	—

Cash, end of period	$786,051	$176,526

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. QUARTERLY FINANCIAL RESULTS (unaudited)

A summary of selected consolidated quarterly financial data for the year ended December 31, 2001 and for the period February 28, 2000 (inception) to December 31, 2000 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter (*)	Quarter	Quarter	Quarter

2001
Interest income	$797	$1,298	$1,762	$2,212
Net interest income	447	661	962	1,420
Provision for loan losses	363	362	298	647
Net loss before taxes	(1,282)	(935)	(651)	(334)
Net income (loss)	(1,282)	(935)	(651)	1,731
Basic and diluted net income ( loss) per share	$(0.67)	$(0.49)	$(0.34)	$0.79
2000
Interest income	$—	$—	$116	$390
Net interest income (expense)	—	(6)	97	290
Provision for loan losses	—	—	—	162
Net loss before taxes	(87)	(298)	(483)	(1,387)
Net loss	(87)	(298)	(483)	(1,387)
Basic and diluted net loss per share	$(87,098)	$(297,531)	$(0.62)	$(0.73)

(*) Results for First Quarter, 2000 are for the period from February 28, 2000 (inception) to March 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002, which will be filed on or before March 31, 2002 under the following headings, and is incorporated herein by reference:

     Proposal #1: Election of Directors;

     Other information — Executive Officers; and

     Other information — Section 16(a) Beneficial Ownership Reporting Compliance.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002, which will be filed on or before March 31, 2002 under the heading, “Other information — Compensation” and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002, which will be filed on or before March 31, 2002 under the headings, “Other information — Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item will be included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002, which will be filed on or before March 31, 2002 under the headings, “Other information — Certain Relationships and Related Transactions,” and “Other information — Compensation” and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
No.	Description

3.1	Charter, as amended and restated*

3.2	Bylaws*

Exhibit
No.	Description

4.1.1	Specimen Common Stock Certificate*

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office)*

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement*

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr.*

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations*

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan*

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award*

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000*

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners*

10.21	Green Hills Office Lease*

23	Consent of Arthur Andersen, LLP

*	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

     (b)  Reports on Form 8-K

On October 1, 2001, the Company filed a Form 8-K to announce the sale of $3.6 million of the Company’s common stock through a private placement to certain accredited investors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner M. Terry Turner President and CEO

Date: March 12, 2002

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

Signature	Title	Date

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Chairman of the Board and Chief Financial Services Officer	March 12, 2002

/s/ M. Terry Turner M. Terry Turner	President and Chief Executive Officer	March 12, 2002

/s/ Sue R. Atkinson Sue R. Atkinson	Director	March 12, 2002

/s/ Gregory L. Burns Gregory L. Burns	Director	March 12, 2002

/s/ Clay T. Jackson Clay T. Jackson	Director	March 12, 2002

Signature	Title	Date

/s/ John E. Maupin, Jr. John E. Maupin, Jr.	Director	March 12, 2002

/s/ Robert E. McNeilly, Jr. Robert E. McNeilly, Jr.	Director	March 12, 2002

/s/ Dale W. Polley Dale W. Polley	Director	March 12, 2002

/s/ Linda E. Rebrovick Linda E. Rebrovick	Director	March 12, 2002

/s/ James L. Shaub, II James L. Shaub, II	Director	March 12, 2002

/s/ Reese L. Smith, III Reese L. Smith, III	Director	March 12, 2002

/s/ Colleen Conway-Welch Colleen Conway-Welch	Director	March 12, 2002

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Charter, as amended and restated*

3.2	Bylaws*

4.1.3	Specimen Common Stock Certificate*

4.1.4	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office)*

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement*

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr.*

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations*

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan*

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award*

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000*

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners*

10.21	Green Hills Office Lease*

23	Consent of Arthur Andersen, LLP

*	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).