Form 10KSB/A
period 2001-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2002-05-22
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB / A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________ to _______________

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.
(Name of small business issuer in its charter)

Tennessee	6711	62-1812853

(State of jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201
(Address of principal executive offices)

(615) 744-3700
(Issuer’s telephone number)

INTRODUCTORY NOTE

The Registrant is amending its previously filed annual report for fiscal year ended December 31, 2001 on Form 10-KSB in order to include the report of the Registrant's new independent accountants on Registrant's consolidated financial statements included in Item 7 and the related exhibit with such independent accountants' consent. On April 8, 2002, the Registrant changed independent accountants and filed information related to this change on Forms 8-K and 8-K/A. Subsequently, the Registrant engaged the new independent accountants to audit its consolidated financial statements which were included in the aforementioned Form 10-KSB for fiscal year ended December 31, 2001. This Form 10-KSB/A includes the report of the new independent accountants on page 20. Given the nature of this Form 10-KSB/A, the Registrant has included only Part II - Items 6 and 7 and Part III - Item 13 and, except for the change in independent accountants, there have been no material changes in these items from those included in the previously filed Form 10-KSB.

Page No.

PART I
PART II
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2
ITEM 7. FINANCIAL STATEMENTS	19
PART III
ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB	41
SIGNATURES, EXHIBIT INDEX	43

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

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2001 and December 31, 2000 and our results of operations for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

Unless this Form 10-KSB / A indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its subsidiary Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank.” References herein to the fiscal years 2000 and 2001 mean the period from February 28, 2000 (inception) to December 31, 2000 and our fiscal year ended December 31, 2001, respectively.

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

Deferred Income Tax Assets. During the period from inception through December 31, 2001, we incurred net operating losses and, as a result, recorded deferred tax assets associated with these loss carryforwards. However, prior to the fourth quarter of 2001, we also recorded a full valuation allowance against our net deferred tax assets, and we did not recognize any income tax benefit in our statement of operations. Our judgment was based on our inability to conclude that it was more likely than not that we could be sufficiently profitable in the future to recognize these tax benefits. In the fourth quarter of 2001, this judgment changed, and we determined that based upon our evaluation of our recent operating results and future projections, it was more likely than not that we would realize such assets. We therefore, in that quarter, eliminated the full amount of the valuation allowance and recorded in our statement of operations a deferred tax benefit equal to the deferred tax asset. Unless our judgment changes as to the likelihood of realizing these deferred tax assets, we will continue to recognize such assets in our consolidated financial statements.

Results of Operations

Our results for fiscal 2001 were highlighted by the continued growth of our earning assets which resulted in increased net interest income, provision for loan losses and other operating income, including increased revenues from our brokerage unit, Pinnacle Asset Management. The 2000 period is not comparable, since we spent most of the period in the development phase, and Pinnacle National only operated as a bank for approximately two months. Total revenues for 2001 were $4,831,000 compared to $496,000 in 2000. The provision for loan losses was $1,670,000 for 2001 compared to $162,000 in 2000, the increase attributable to the growth in the loan portfolio. Noninterest expenses were $6,363,000 in 2001 compared to $2,589,000 in 2000. This increase in noninterest expenses is primarily attributable to a full year of operations in 2001 compared to a partial year of operations in 2000 and the addition of our Green Hills facility in the third quarter of 2001. During the fourth quarter of 2001, we recorded a deferred income tax benefit of $2,065,000 attributable to the elimination of our deferred tax asset valuation allowance. The net loss for the year ended December 31, 2001 was $1,137,000 compared to a net loss of $2,255,000 for the period from February 28, 2000 (inception) to December 31, 2000.

The following is a more detailed discussion of results of our operations comparing, for each major item in the results, the results for the year ended December 31, 2001 to the results for the period from February 28, 2000 (inception) to December 31, 2000.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2001, we recorded net interest income of $3,490,000 which resulted in a net interest margin of 4.04% for the year. During 2001, the Federal Reserve lowered its Federal funds rate 475 basis points in an effort to provide stimulus to the national economy. Our management believes the interest rate environment had a negative impact on our net interest income during 2001 as a significant number of our customers are adjustable rate borrowers with their lines of credit tied primarily to our prime lending rate, which declined in lock-step with the Federal funds rates. However, as we managed the lowering of our deposit costs, we also had to offer customers attractive rates in a very competitive market.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the year ended December 31, 2001 and for the period from October 27, 2000 (the commencement of banking operations) through December 31, 2000:

	2001			2000

	Average		Yield/	Average	Yield/
	Balances	Interest	Rate	Balances	Interest	Rate

	(dollars in thousands)
Interest-earning assets:
Loans	$67,150	$4,864	7.24%	$10,222	$170	9.34%
Taxable securities, available for sale	15,348	934	6.09	2,350	28	6.69
Federal funds sold and securities purchased under agreements to resell	5,187	237	4.57	9,332	115	6.92
Other	663	34	5.13	530	6	6.36

Total interest-earning assets	88,348	6,069	6.87	22,434	319	7.98

Nonearning assets	6,677			4,882

Total assets	$95,025			$27,316

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$4,835	94	1.94%	$900	7	4.37%
Savings and money market	33,566	1,115	3.32	6,851	69	5.66
Certificates of deposit	24,439	1,133	4.64	1,098	13	6.65

Total interest-bearing deposits	62,840	2,342	3.73	8,849	89	5.65
Securities sold under agreements to repurchase	6,584	155	2.35	197	2	5.70
Federal funds purchased	886	25	2.82	—	—	—
Federal Home Loan Bank advances	1,704	57	3.35	—	—	—

Total interest-bearing liabilities	72,014	2,579	3.58	9,046	91	5.65

Demand deposits	7,912			1,522
Other liabilities	573			169
Stockholders’ equity	14,526			16,579

Total liabilities and stockholders’ equity	$95,025			$27,316

Net interest income (1)		$3,490			$228 (2)

Net interest spread			3.29%			2.33%
Net interest margin			3.95%			5.71%

(1)	We have had no tax-free investments or loans since inception. Additionally, the impact of deferred loan fees or costs was not material to the above results. We computed yields on all investment securities based on the carrying value of those securities. Net interest spread above excludes impact of demand deposits, including demand deposits in the average balances which would have produced a net interest spread for the year ended December 31, 2001 of 3.64% compared to a spread of 3.14% for the period from October 27, 2000 to December 31, 2000.
(2)	For the period from February 28, 2000 (inception) through October 27, 2000 (the development stage), subsequent to our initial public offering, but prior to the opening of Pinnacle National, we had approximately $188,000 in interest income as a result of the investment of the proceeds from the offering in US Government Treasury securities. The average yield realized on these investments was 6.21%. Also, during the development stage, we borrowed funds pursuant to an established line of credit. The total interest expense on this line of credit amounted to approximately $35,000. The interest on this line of credit was at a regional bank’s prime rate, which approximated 9.50% for the period in which we used the line of credit. As a result, net interest income from February 28, 2000 (inception) to December 31, 2000, was approximately $381,000.

As shown in the above table, the net interest spread (the difference between the interest yield earned on assets less the rate paid on liabilities) actually increased during the year from 2.33% to 3.29%. The 5.71% net interest margin (net interest income as a percentage of average interest earning assets) was unusually high in 2000 primarily due to the impact of our capital position in relation to our overall balance sheet. For the period from October 27, 2000 to December 31, 2000, we averaged $18.3 million in interest-free funding which includes customer demand deposits, other liabilities and capital. This amount approximated 67% of our overall average balance sheet for the period. For the year ended December 31, 2001, this percentage was reduced to 24%.

Rate and Volume Analysis. Since we commenced our banking operations in the last quarter of 2000, substantially all of the change in the various line items in net interest income between the year ended December 31, 2001 when compared to the period from October 27, 2000, the commencement of banking operations, to December 31, 2000 is due to volume. Therefore, we have not presented a rate and volume analysis table because we believe it would not provide meaningful information and could potentially be misleading if taken out of context.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $1,670,000 for the year ended December 31, 2001 and $162,000 for the period from February 28, 2000 (inception) to December 31, 2000.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. The increase in the provision for loan losses for the year ended December 31, 2001 when compared to the period from February 28, 2000 (inception) to December 31, 2000 was due to the increase in loans throughout 2001. Based upon our management’s assessment of the loan portfolio, we will adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. Consistent with the growth in our loan portfolio, this assessment has resulted in a charge to our results of operations through the provision for loan losses. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our provision for loan losses.

Noninterest Income. Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the sale of investment products, as well as various other components of noninterest income, often reflect market conditions, our noninterest income may tend to have more fluctuations on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from the consistent growth of earning assets offset by the growth in interest-bearing liabilities.

The following is the makeup of our quarterly noninterest income from the fourth quarter of 2000 through the fourth quarter of 2001:

	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	2001	2001	2001	2001	2000

	(dollars in thousands)
Service charges on deposit accounts	$43	$27	$15	$5	$—
Investment sales commissions and fees	277	155	243	164	114
Gain on sale of participations	132	59	—	—	—
Gain on sale of securities	—	—	—	—	—
Other noninterest income	45	52	110	14	1

Total noninterest income	$497	$293	$368	$183	$115

For the year ended December 31, 2001, our noninterest income was $1,341,000, which was an increase of $1,226,000 from the previous period. Noninterest income comprised 28% of our total revenues for 2001. The following is the makeup of our noninterest income for the year ended December 31, 2001 compared to the period from February 28, 2000 (inception) through December 31, 2000:

	2001	2000

	(dollars in thousands)
Service charges on deposit accounts	$90	$—
Investment sales commissions and fees	839	114
Gain on sale of participations	191	—
Gain on sale of securities	—	—
Other noninterest income	221	1

Total noninterest income	$1,341	$115

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2001, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $136 million in brokerage assets held with Legg Mason Financial Partners compared to $70 million at December 31, 2000.

Another noninterest income item for the year ended December 31, 2001 was related to our sale of certain loan participations to our correspondent banks which were primarily related to new lending transactions in excess of internal loan limits. At December 31, 2001 and pursuant to participation agreements with these correspondents, we had participated approximately $22.0 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, we recorded $191,000 which represents the net present value of these future net revenues as a gain on sale of participations in our results of operations during the year ended December 31, 2001. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly from quarter to quarter.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following table shows the trend in noninterest expense from the fourth quarter of 2000 through the fourth quarter of 2001:

	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	2001	2001	2001	2001	2000

	(dollars in thousands)
Personnel expense	$923	$1,053	$1,082	$1,080	$1,103
Occupancy and equipment	317	282	274	262	206
Other operating expense	364	273	246	207	321

Total noninterest expense	$1,604	$1,608	$1,602	$1,549	$1,630

As shown, our expense burden was relatively stable from quarter to quarter from the fourth quarter of 2000 and throughout 2001.

For the year ended December 31, 2001, we incurred approximately $6,363,000 in noninterest expenses compared to approximately $2,589,000 during 2000. The increase over 2000 was significant and primarily attributable to our being in the development stage through October of 2000. The following is the makeup of our noninterest expense for the year ended December 31, 2001 compared to the period from February 28, 2000 (inception) through December 31, 2000:

	2001	2000

	(dollars in thousands)
Personnel expense	$4,138	$1,676
Occupancy and equipment	1,132	277
Other operating expense	1,093	636

Total noninterest expense	$6,363	$2,589

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

	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	2001	2001	2001	2001	2000

	(dollars in thousands)
End of period balances:
Total loans	$134,440	$94,883	$69,319	$41,793	$12,407
Total assets	175,439	130,158	101,187	66,141	39,042
Total deposits	133,259	100,104	74,890	47,285	22,538
Total stockholders’ equity	18,291	16,682	13,634	14,584	15,771
Results of Operations:
Interest Income	$2,212	$1,762	$1,298	$797	$390
Interest Expense	792	800	637	350	100

Net interest income	1,420	962	661	447	290
Provision for loan losses	647	298	362	363	162
Noninterest income	497	293	368	183	115
Noninterest expense	1,604	1,608	1,602	1,549	1,630

Net loss before taxes	(334)	(651)	(935)	(1,282)	(1,387)
Income tax benefit (expense)	2,065	—	—	—	—

Net income (loss)	$1,731	$(651)	$(935)	$(1,282)	$(1,387)

Our management believes earning assets should continue to increase with associated increases in net interest income. The amounts of increased net interest income along with increased non-interest income should exceed the amount of increases in the provision for loan losses and non-interest expense and be sufficient to produce improved results throughout 2002.

Financial Condition

Our consolidated balance sheet at December 31, 2001 reflects significant growth since December 31, 2000. Total assets grew from $39.0 million at December 31, 2000 to $175.4 million at December 31, 2001, a 349% increase. Total deposits grew $110.7 million during 2001, an increase of 491%. We invested substantially all of the additional deposits and other fundings in loans, which grew by $122.0 million during 2001.

Loans. The composition of loans at December 31, 2001 and December 31, 2000 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2001		December 31, 2000

	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Commercial real estate – mortgage	$36,179	26.9%	$32	0.3%
Commercial real estate – construction	5,977	4.4	—	—
Commercial – other	59,839	44.5	11,618	93.6

Total commercial	101,995	75.8	11,650	93.9

Consumer real estate – mortgage	26,535	19.7	92	0.7
Consumer real estate – construction	381	0.3	—	—
Consumer – other	5,529	4.2	665	5.4

Total consumer	32,445	24.2	757	6.1

Total loans	$134,440	100.0%	$12,407	100.0%

The following table classifies our fixed and variable rate loans at December 31, 2001 and December 31, 2000 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.

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

It is Pinnacle National’s policy to discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2001, we had one loan for $250,000 for which we, after an evaluation of the financial condition of the borrower, had discontinued the accrual of interest and allocated a $150,000 valuation allowance. No loans at December 31, 2001 and 2000 were past due by 90 days or more or were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at December 31, 2001 and 2000. The following table is a summary of our nonperforming assets at the indicated dates:

	December 31,	December 31,
	2001	2000

	(dollars in thousands)
Nonaccrual loans (1)	$250	$—
Renegotiated loans	—	—
Other real estate owned	—	—

Total nonperforming assets	250	—
Accruing loans past due 90 days or more	—	—

Total nonperforming assets and accruing loans past due 90 days or more	$250	$—

Total loans outstanding	$134,440	$12,407
Ratio of total nonperforming assets to total loans outstanding and other real estate owned at end of period	0.19%	—%

(1)	Interest income that would have been recorded for the year in 2001 related to nonaccrual loans was $5,000, none of which is included in interest income or net income for the year.

Allowance for Loan Losses. We maintain the allowance for loan losses (ALL) at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of December 31, 2001 and December 31, 2000, our allowance for loan losses was $1,832,000 and $162,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 76% of our loan portfolio at December 31, 2001, consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. At December 31, 2001 and December 31, 2000 we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations. Although not material enough to warrant additional allowance allocations, we do have a meaningful credit exposure of loans outstanding, plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at December 31, 2001. Credit exposure to the trucking industry approximated $21.1 million at December 31, 2001, while credit exposure to operators of nonresidential buildings approximated $8.2 million at December 31, 2001. Credit exposures to these borrowers’ industries at December 31, 2000 was not meaningful. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of December 31, 2001 and December 31, 2000:

	December 31, 2001		December 31, 2000

	(dollars in thousands)
		Percentage		Percentage
	Amount	of ALL	Amount	of ALL

Commercial	$1,077	58.8%	$91	56.2%
Consumer	298	16.3	12	7.4
Unallocated	457	24.9	59	36.4

	$1,832	100.0%	$162	100.0%

Summary of Loan Loss Experience. We have not charged off any loans since our inception on February 28, 2000. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. The following is a summary of changes in the allowance for loan losses for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 and the ratio of the allowance for loan losses to total loans as of the end of each period:

		Period from
	Year Ended	February 28, 2000
	December 31,	To December 31,
	2001	2000

	(dollars in thousands)
Balance at beginning of period	$162	$—
Provision for loan losses	1,670	162
Charged-off loans	—	—
Recovery of previously charged-off loans	—	—

Balance at end of period	$1,832	$162

Ratio of the allowance for loan losses to total loans at the end of the period	1.36%	1.31%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $19.9 million and $7.1 million at December 31, 2001 and December 31, 2000, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
Securities available-for-sale-December 31, 2001:
U.S. government and agency securities	$2,992	$72	$—	$3,064
Mortgage-backed securities	16,813	97	(88)	16,822
State and municipal securities	—	—	—	—

	$19,805	$169	$(88)	$19,886

Securities available-for-sale-December 31, 2000:
U.S. government and agency securities	$4,971	$5	$(5)	$4,971
Mortgage-backed securities	2,155	—	(10)	2,145
State and municipal securities	—	—	—	—

	$7,126	$5	$(15)	$7,116

We did not dispose of any securities available-for-sale during the period beginning on February 28, 2000 (inception) through December 31, 2001, and therefore, had no realized gains or losses from the sale of securities. At December 31, 2001, approximately $19.6 million of our available for sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2001 and December 31, 2000.

	U.S. government
	And Agency		Mortgaged-backed
	Securities		Securities		Totals

	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

	(dollars in thousands)
Securities available-for-sale – December 31, 2001
Due in one year or less	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	—	—	—	—
Due in five years to ten years	3,064	6.5	—	—	3,064	6.5
Due after ten years	—	—	—	—	—	—
Mortgage-backed securities	—	—	16,822	5.9	16,822	5.9

	$3,064	6.5%	$16,822	5.9%	$19,886	6.0%

Securities available for sale – December 31, 2000:
Due in one year or less	$1,976	6.5%	$—	—%	$1,976	6.5%
Due in one year to five years	—	—	—	—	—	—
Due in five years to ten years	2,995	7.1	—	—	2,995	7.1
Due after ten years	—	—	—	—	—	—
Mortgage-backed securities	—	—	2,145	7.1	2,145	7.1

	$4,971	6.8%	$2,145	7.1%	$7,116	6.9%

(1)	We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $133.3 million of deposits at December 31, 2001 compared to $23.3 million at December 31, 2000. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $14.7 million at December 31, 2001 and $406,000 at December 31, 2000. Additionally, at December 31, 2001, we had borrowed $8.5 million, in advances from the Federal Home Loan Bank of Cincinnati.

The following table represents the average balances of our deposits and other borrowings and the percentage of each type to the total average balances and other borrowings for the year ended December 31, 2001 compared to the average balances from October 27, 2000 (commencement of banking operations) through December 31, 2000:

	Year ended		October 27, 2000 through
	December 31, 2001		December 31, 2000

	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Average Balances
Deposits:
Noninterest-bearing demand	$7,912	9.9%	$1,522	14.4%
Interest-bearing demand	4,835	6.0	900	8.5
Savings and money market	33,566	42.0	6,851	64.8
Time deposits less than $100,000	2,061	2.6	340	3.2
Time deposits greater than $100,000
Public funds	5,911	7.4	—	—
Brokered deposits	10,110	12.6	—	—
Other	6,357	8.0	758	7.2

Total deposits	70,752	88.5	10,371	98.1

Securities sold under agreements to repurchase	6,584	8.2	197	1.9
Federal funds purchased	886	1.1	—	—
Federal Home Loan Bank advances	1,704	2.2	—	—

	$79,926	100.0%	$10,568	100.0%

The amounts of time deposits issued in amounts of $100,000 or more as of December 31, 2001 and 2000 amounted to $48.6 million and $2.8 million , respectively. The following table shows our time deposits over $100,000 by category, which is based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months:

	December 31, 2001	December 31, 2000

	(dollars in thousands)
Three months or less	$11,403	$100
Over three but less than six months	12,435	1,102
Over six but less than twelve months	5,315	1,501
Over twelve months	19,403	100

	$48,556	$2,803

Capital Resources. Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2001 and December 31, 2000, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. During 2001, our stockholders’ equity increased by $2,520,000, reflecting the contribution of a $3,597,000 addition from a private placement of common stock to certain accredited investors offset by the $1,137,000 net loss incurred during the year. As a result, stockholders’ equity amounted to $18.3 million at the end of 2001 compared to $15.8 million at the end of 2000. During 2000, our stockholders’ equity increased $18.0 million as a result of the issuance of common stock net of issuance expenses, offset by a net loss of $2,255,000 million.

In the future, our primary source of funds available will be Pinnacle National’s payment of dividends and, if we lend funds to Pinnacle National, payment of interest. Banking regulations limit the amount of dividends that may be paid by Pinnacle National without prior approval of the OCC. Currently, Pinnacle National cannot pay us any dividends without prior approval of the OCC.

At December 31, 2001, we had no material commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson and surrounding counties. As a result, we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Rivergate area of Davidson County during 2002. We currently anticipate such a facility to cost less than $1,000,000 to construct.

At December 31, 2001 and December 31, 2000, Pinnacle National was categorized as well capitalized. To be categorized as well capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual minimum and “well capitalized” capital amounts and ratios at December 31, 2001 and 2000:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At December 31, 2001
Total capital to risk weighted assets:
Pinnacle Financial	$18,188	11.2%	$12,971	8.0%	not applicable
Pinnacle National	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$16,356	10.1%	$6,486	4.0%	not applicable
Pinnacle National	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets(1):
Pinnacle Financial	$16,356	11.6%	$5,649	4.0%	not applicable
Pinnacle National	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%
At December 31, 2000
Total capital to risk weighted assets:
Pinnacle Financial	$15,933	59.4%	$2,145	8.0%	not applicable
Pinnacle National	$15,757	58.8%	$2,145	8.0%	$2,681	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$15,771	58.8%	$1,072	4.0%	not applicable
Pinnacle National	$15,594	58.2%	$1,072	4.0%	$1,608	6.0%
Tier I capital to average assets(1):
Pinnacle Financial	$15,771	82.5%	$772	4.0%	not applicable
Pinnacle National	$15,594	81.6%	$772	4.0%	$965	5.0%

(1)	Average assets for the above computation were computed using average balances for the three months ended December 31, 2001 and the three months ended December 31, 2000, as applicable.

Also, in connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a tier I capital to average assets ratio of at least 8%. At December 31, 2001 and December 31, 2000, as noted above, Pinnacle National’s tier 1 capital to average assets ratio was 11.0% and 81.6%, respectively.

In order for Pinnacle National to achieve anticipated asset growth while continuing to meet regulatory requirements for minimum capital and for well capitalized status, we will be required to inject additional capital into Pinnacle National. In order to inject the required capital into Pinnacle National, we may raise additional equity through a public or private offering or incur indebtedness. Should we issue additional equity securities, such securities could dilute the interests of our current shareholders.

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

In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At December 31, 2001, Pinnacle National’s accumulated deficit was approximately $3.3 million. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity

     The following table shows return on assets (net income (loss) divided by average total assets), return on equity (net income (loss) divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the year ended December 31, 2001 and for the period from October 27, 2000 (commencement of banking operations) through December 31, 2000.

		Period from
	Year Ended	October 27, 2000 to
	December 31, 2001	December 31, 2000

Return on assets	(1.20)%	(4.70)%
Return on equity	(7.8)%	(7.7)%
Dividend payout ratio	—%	—%
Stockholders’ equity to asset ratio	15.3%	60.7%

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

At December 31, 2001 and December 31, 2000, our cumulative twelve-month interest rate-sensitivity gap ratios of earning assets to interest bearing liabilities were 82% and 120%, respectively, which were within our targeted ratio of 75% to 125% in this time horizon. These ratios indicate that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, would have a negative impact on our margin. However, deposit pricing will generally lag both in depth and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position at December 31, 2001 to manage our net interest margins through an upward rate environment.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

	Interest Sensitive Periods

	Months

		Over Three	Total		More
	Within	Through	One	1-5	Than 5
	Three	Twelve	Year	Years	Years	Total

Earning assets:
Securities, available-for-sale (1)	$1,000	$3,000	$4,000	$8,446	$7,359	$19,805
Loans (2)	67,218	10,276	77,494	42,647	14,049	134,190
Federal funds sold and securities purchased under agreements to resell	8,896	—	8,896	—	—	8,896

Total earning assets	77,114	13,276	90,390	51,093	21,408	162,891

Interest bearing liabilities:
NOW, money market, savings (3)	$62,692	$—	$62,692	$—	$—	$62,692
Certificates of deposit	12,489	20,210	32,699	21,007	—	53,706
Securities sold under agreements to repurchase	14,658	—	14,658	—	—	14,658
Federal Home Loan Bank advances	—	—	—	8,500	—	8,500

Total interest bearing liabilities	89,839	20,210	110,049	29,507	—	139,556

Interest sensitive gap:
For indicated period	$(12,725)	$(6,934)	$(19,659)	$21,586	$21,408	$23,335

Cumulative	$(12,725)	$(19,659)	$(19,659)	$1,927	$23,335	$23,335

Ratio of earning assets to interest bearing liabilities:
For indicated period	86%	66%	82%	173%	—	117%
Cumulative	86%	82%	82%	102%	117%	117%

(1)	At amortized cost.
(2)	Excludes nonaccrual loans.
(3)	All NOW, money market and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW, money market and savings accounts were not considered interest-sensitive, the earning assets to interest bearing liabilities ratio at the one year horizon would have been 191%.

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

     Derivatives. We may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2001 and December 31, 2000, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

At December 31, 2001, we had approximately $18.6 million of liquid assets compared to $17.2 million at December 31, 2000. For purposes of liquidity management, liquid assets are cash and cash equivalents and the anticipated cash flows from available-for-sale securities for the next year. This amount represented 11% of our total earning assets at December 31, 2001 compared to 44% at December 31, 2000.

The consolidated statement of cash flows shows net cash used of $606,000 for fiscal year 2001 compared to net cash provided of $15.2 million for the period from February 28, 2000 (inception) to December 31, 2000. For the year ended December 31, 2001, we used approximately $1,206,000 for operations, which was $1,531,000 less than the $2,737,000 used in the previous period. The period from February 28, 2000 (inception) through December 31, 2000 included our development stage and initial operating period. Net cash used for investing activities during fiscal 2001 amounted to approximately $136.5 million as we deployed funds received from financing activities in earning assets and premises and equipment.

At December 31, 2001, we had unfunded loan commitments outstanding of $42.9 million and outstanding standby letters of credit of $5,195,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, Pinnacle National has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At December 31, 2001, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances of approximately $18.5 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of December 31, 2001, which by their terms have contractual maturity dates subsequent to December 31, 2001:

		2003 to	2005 to	2007 and
(dollars in thousands)	2002	2004	2006	Later	Totals

Unfunded commitments:
Letters of credit	$3,350	$1,500	$345	$—	$5,195
Lines of credit	29,990	6,253	732	5,889	42,864

Totals	$33,340	$7,753	$1,077	$5,889	$48,059

In addition, during 2001 Pinnacle National became a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.

At December 31, 2001, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $8.5 million at the following rates and maturities:

	Dollar Amount	Interest Rate

	(dollars in thousands)
By Maturity Date:
April 17, 2003	$2,000	3.04%
April 25, 2003	1,500	2.84
June 18, 2003	3,000	3.13
October 17, 2003	2,000	3.42

	$8,500

Weighted average interest rate for advances		3.45%

Based on the collateral pledged to the Federal Home Loan Bank of Cincinnati, Pinnacle National had additional capacity of approximately $4.5 million at December 31, 2001 which it could use to secure additional advances, subject to Federal Home Loan Bank of Cincinnati requirements.

At December 31, 2001, brokered certificates of deposit approximated $27.5 million, or 20.6% of total deposits. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At December 31, 2001, we had no significant capital expenditure commitments.

The following table presents additional information about our contractual obligations as of December 31, 2001, which by their terms have contractual maturity and termination dates subsequent to December 31, 2001:

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

ITEM 7.    FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiary

Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO PINNACLE FINANCIAL PARTNERS, INC.:

     We have audited the accompanying consolidated balance sheets of PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from February 28, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Nashville, Tennessee
May 8, 2002

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
Cash and due from banks	$5,686,226	$3,328,462
Federal funds sold and securities purchased under agreements to resell	8,895,850	11,860,000

Cash and cash equivalents	14,582,076	15,188,462
Securities available-for-sale, at fair value	19,885,834	7,115,942
Loans	134,439,642	12,407,108
Less allowance for loan losses	(1,832,000)	(162,378)

Loans, net	132,607,642	12,244,730
Premises and equipment, net	3,418,463	2,524,495
Other assets	4,945,346	1,968,665

Total assets	$175,439,361	$39,042,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$16,860,835	$1,916,443
Interest-bearing demand	8,615,076	1,370,855
Savings and money market accounts	54,077,238	15,751,534
Time	53,705,902	3,499,813

Total deposits	133,259,051	22,538,645
Securities sold under agreements to repurchase	14,657,693	406,000
Federal Home Loan Bank advances	8,500,000	—
Other liabilities	731,815	326,784

Total liabilities	157,148,559	23,271,429
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 2,312,053 issued and outstanding in 2001 and 1,910,000 issued and outstanding in 2000	2,312,053	1,910,000
Additional paid-in capital	19,317,947	16,122,521
Accumulated deficit	(3,391,854)	(2,255,189)
Accumulated other comprehensive income (loss), net	52,656	(6,467)

Total stockholders’ equity	18,290,802	15,770,865

Total liabilities and stockholders’ equity	$175,439,361	$39,042,294

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from
	For the year	February 28, 2000
	ended	(inception) to
	December 31, 2001	December 31, 2000

Interest income:
Loans, including fees	$4,863,803	$170,143
Taxable securities	934,298	215,479
Federal funds sold and securities purchased under agreements to resell	237,433	115,283
Other	33,560	5,518

Total interest income	6,069,094	506,423

Interest expense:
Deposits	2,342,282	88,935
Securities sold under agreements to repurchase	154,702	1,814
Federal funds purchased and other borrowings	82,404	34,598

Total interest expense	2,579,388	125,347

Net interest income	3,489,706	381,076
Provision for loan losses	1,669,622	162,378

Net interest income after provision for loan losses	1,820,084	218,698
Noninterest income:
Service charges on deposit accounts	89,933	374
Investment sales commissions	838,558	113,886
Gain on loan participations sold	191,020	—
Other noninterest income	221,894	721

Total noninterest income	1,341,405	114,981

Noninterest expense:
Salaries and employee benefits	4,137,863	1,676,391
Equipment and occupancy	1,132,422	276,796
Marketing and other business development	207,804	151,038
Administrative	411,994	297,540
Postage and supplies	163,428	90,818
Other operating	309,812	96,285

Total noninterest expense	6,363,323	2,588,868

Loss before income taxes	(3,201,834)	(2,255,189)
Income tax (benefit) expense	(2,065,169)	—

Net loss	$(1,136,665)	$(2,255,189)

Per share information:
Basic and diluted net loss per common share	$(0.57)	$(2.79)

Basic and diluted weighted average common shares	1,981,598	808,808

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period February 28, 2000 (inception) to December 31, 2000 and for the year ended December 31, 2001

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Issuance of common stock	1	$1	$9	$—	$—	$10
Redemption of previously-issued share	(1)	(1)	(9)	—	—	(10)
Proceeds from the sale of stock (less offering expenses of $1,067,479)	1,910,000	1,910,000	16,122,521	—	—	18,032,521
Comprehensive loss:
Net loss	—	—	—	(2,255,189)	—	(2,255,189)
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $3,483	—	—	—	—	(6,467)	(6,467)

Total comprehensive loss						(2,261,656)

Balance, December 31, 2000	1,910,000	1,910,000	16,122,521	(2,255,189)	(6,467)	15,770,865
Proceeds from the sale of stock (less offering expenses of $20,998)	402,053	402,053	3,195,426	—	—	3,597,479
Comprehensive loss:
Net loss	—	—	—	(1,136,665)	—	(1,136,665)
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $31,837	—	—	—	—	59,123	59,123

Total comprehensive loss						(1,077,542)

Balance, December 31, 2001	2,312,053	$2,312,053	$19,317,947	$(3,391,854)	$52,656	$18,290,802

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the year	February 28, 2000
	ended	(inception) to
	December 31, 2001	December 31, 2000

Operating activities:
Net loss	$(1,136,665)	$(2,255,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization (accretion) of available-for-sale securities	16,781	(15,232)
Depreciation and amortization	616,022	70,367
Provision for loan losses	1,669,622	162,378
Gain on loan participations sold	(191,020)	—
Deferred tax benefit	(2,065,169)	—
Increase in other assets	(520,407)	(1,029,459)
Increase in other liabilities	405,031	330,267

Net cash used in operating activities	(1,205,805)	(2,736,868)

Investing activities:
Activities in securities available-for-sale:
Purchases	(22,083,058)	(7,110,660)
Maturities, prepayments and calls	9,387,345	—
Net increase in loans, net	(122,032,534)	(12,407,108)
Purchases of premises and equipment and software	(1,314,861)	(3,003,768)
Purchases of other assets	(427,051)	(530,300)

Net cash used in investing activities	(136,470,159)	(23,051,836)

Financing activities:
Net increase in deposits	110,720,406	22,538,645
Net increase in repurchase agreements	14,251,693	406,000
Advances from Federal Home Loan Bank, net	8,500,000	—
Net proceeds from sale of common stock	3,597,479	18,032,521

Net cash provided by financing activities	137,069,578	40,977,166

Net increase (decrease) in cash and cash equivalents	(606,386)	15,188,462
Cash and cash equivalents, beginning of period	15,188,462	—

Cash and cash equivalents, end of period	$14,582,076	$15,188,462

Supplemental disclosure:
Cash paid for interest	$2,049,763	$119,178

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS – Pinnacle Financial Partners, Inc. (the “Parent”) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (the “Bank”). The Parent and the Bank are collectively referred to as, the “Company”. The Bank is a commercial bank located in Nashville, Tennessee. The Bank provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. The Bank commenced its banking operations on October 27, 2000. Prior to October 27, 2000, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standard No.7, “Accounting and Reporting by Development Stage Enterprises”, and devoted substantially all its efforts to establishing the Bank.

BASIS OF PRESENTATION – These consolidated financial statements include the accounts of the Company. Significant intercompany transactions and accounts are eliminated in consolidation.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of deferred income tax assets.

CASH AND CASH EQUIVALENTS – Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, which matures within ninety days, are included in cash and cash equivalents.

SECURITIES – Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (losses), net of the deferred income tax effects. Securities that the Company has both the positive intent and ability to hold to maturity would be classified as held to maturity and would be carried at historical cost and adjusted for amortization of premiums and accretion of discounts unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of the security is written down to fair value and the amount of the write-down included in the statement of operations. At December 31, 2001 and 2000, the Company had no held to maturity securities in its portfolio.

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

LOANS – Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to of the related loan yield using the interest method.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRANSFERS OF FINANCIAL ASSETS – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

PREMISES AND EQUIPMENT – Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets or the lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

OTHER ASSETS – Included in other assets as of December 31, 2001 is approximately $544,000 related to amounts paid to certain individuals to secure their employment with the Company. These amounts are subject to certain agreements whereby a certain pro rata amount will be owed the Company should the employee leave the employ of the Company within five years of their employment date. The Company is amortizing the amounts to salaries and benefits expense on a straight-line basis over 60 months.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company maintains certain investments, at cost, with certain regulatory and other entities in which the Company has an ongoing business relationship. These entities are the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of Cincinnati. At December 31, 2001 and 2000, the cost of these investments, which is included in other assets was $942,000 and $530,000, respectively.

INCOME TAXES – Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Accordingly, the resulting net deferred tax asset or net deferred tax liability is included in the accompanying consolidated balance sheets in either other assets or other liabilities.

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

The Parent and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

STOCK-BASED COMPENSATION – The Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income (loss) and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied.

LOSS PER COMMON SHARE – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. As of December 31, 2001, there were common stock options outstanding to purchase up to 239,300 common shares. However, due to the Company’s net loss and the options’ exercise prices in relation to the average market price of the Company’s common stock, the stock options are considered anti-dilutive and have not been considered in the calculation of the Company’s diluted loss per share for the periods ended December 31, 2001 and 2000. Additionally, as of December 31, 2001, the Company had granted warrants to purchase approximately 203,000 common shares, however, since these warrants were considered anti-dilutive, they have not been considered in the calculation of the Company’s diluted loss per share for the periods ended December 31, 2001 and 2000. As a result, at December 31, 2001 and 2000, there were no securities or other contracts which were deemed dilutive, thus the basic and diluted loss per share calculations are identical.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME (LOSS) – Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

BUSINESS SEGMENTS – The Company operates in one business segment, commercial banking, and has no additional individually significant business segments.

RECENT ACCOUNTING PRONOUNCEMENTS – In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. The Company adopted this statement on January 1, 2001. SFAS No. 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative’s change in fair value must be recognized in earnings immediately. Adoption of SFAS No. 133 did not have a material effect on the Company’s earnings or financial position since the Company had no derivative contracts.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” This pronouncement, effective for transactions occurring after March 31, 2001, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company adopted the provisions of this statement during 2001.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions for the disposal of a business segment of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is required to adopt the provisions of SFAS No. 144 on January 1, 2002. Management believes adoption of this new standard will have no effect on the financial position or results of operations of the Company.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company realized no gains or losses from the sale of securities as no such transactions occurred during the year ended December 31, 2001 or during the period from February 28, 2000 (inception) through December 31, 2000. At December 31, 2001, approximately $19,563,000 of the Company’s available for sale portfolio were pledged to secure public fund deposits and securities sold under agreements to repurchase.

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

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due in one year to five years	—	—
Due in five years to ten years	2,991,784	3,064,112
Due after ten years	—	—
Mortgage-backed securities	16,813,040	16,821,722

	$19,804,824	$19,885,834

NOTE 4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans at December 31, 2001 and 2000 is summarized as follows:

	2001	2000

Commercial real estate – Mortgage	$36,179,133	$32,000
Commercial real estate – Construction	5,975,670	—
Commercial – Other	59,839,406	11,617,975

	101,994,209	11,649,975

Consumer real estate – Mortgage	26,535,273	91,686
Consumer real estate – Construction	381,212	—
Consumer – Other	5,528,948	665,447

	32,445,433	757,133

	134,439,642	12,407,108
Allowance for loan losses	(1,832,000)	(162,378)

	$132,607,642	$12,244,730

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Using standard industry codes, the Company periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Although not material enough to warrant additional allowance for loan loss considerations, the Company does have a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $21.1 million, while credit exposure to operators of nonresidential buildings approximated $8.2 million at December 31, 2001. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

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

During 2001, the Company sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, the Company has reflected a gain on the sale of these participated loans of approximately $191,000 which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay the Company and the amount of interest that will be owed the correspondent based on their future participation in the loan.

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

On March 16, 2000, the Company entered into an operating lease agreement for office space in an office building in Nashville, Tennessee for the site of the Company’s main office facility. The initial term of the main office lease is 10 years with monthly rent beginning in September 2000 of approximately $20,000. The lease agreement provides for two 5 year renewal periods subsequent to the initial lease term. For the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000, the Company incurred rent expense of approximately $246,000 and $82,000, respectively, pursuant to the terms of this lease.

On August 1, 2000, the Company entered into an operating lease agreement for a branch office location in Brentwood, Tennessee. The term of this branch lease ends on March 31, 2010 with an option to extend the lease an additional 10 years at the Company’s option. The initial monthly rental is approximately $8,000. For the year ended December 31, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000, the Company incurred rent expense $94,000 and $39,000, respectively, pursuant to the terms of this lease.

On November 22, 2000, the Company entered into an operating lease for property on which its Green Hills branch was built. The initial term of the lease expires after 20 years and 8 months. The Company has the right to extend the term of the lease for two successive 10 year periods. Rent payments, which began in February 2001, were approximately $2,500 per month for the first eight months of the lease increasing to approximately $4,000 per month for the next twelve months with annual increases of 2.5% for subsequent years. For the year ended December 31, 2001, the Company incurred rent expense $34,000 pursuant to the terms of this lease.

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

At December 31, 2001, the Bank has accommodations which allow the Bank to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. The total fundings available from these accommodations aggregate $18.5 million with no outstanding balances at December 31, 2001.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had a net deferred tax asset of approximately $2 million included in other assets in the accompanying consolidated balance sheet at December 31, 2001. Most of this asset was attributable to net operating losses and other charges which can be carried forward to offset taxable income in future periods. Based on an evaluation of the Company’s current operating results and future projections, during the fourth quarter of 2001 the Company determined that it was more likely than not that the Company would realize the tax benefits of these operating losses and other charges. As a result, the Company eliminated the valuation allowance and recorded a deferred income tax benefit of $2,065,000 in the Company’s results of operations for the year ended December 31, 2001.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Loan loss reserves	$695,427	$61,639
Securities available for sale	—	3,483
Other accruals	230,066	7,592
Net operating loss carryforward	1,288,035	802,887

	2,213,528	875,601
Deferred tax liabilities:
Depreciation and amortization	148,358	17,133
Securities available for sale	28,354	—

	176,712	17,133

	2,036,816	858,468
Less: valuation allowance	—	(854,985)

Net deferred tax assets	$2,036,816	$3,483

At December 31, 2001, the Company has available net operating loss carryforwards of approximately $3,393,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020.

NOTE 9.    COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the consolidated financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

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

Three executives of the Company (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of the Company’s Board of Directors and two other organizers of the Company (collectively, the Company’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the initial public offering, which represented approximately 21% of the initial public offering. The Founders were also awarded common stock warrants which allow each individual the ability to purchase the common stock of the Company at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of December 31, 2001, one third of the warrants for approximately 67,600 shares were exercisable.

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

NOTE 15.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD – The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

SECURITIES – Fair values for securities are based on available quoted market prices.

LOANS – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are equal to carrying values. For fixed rate loans that reprice within one year, fair values are equal to carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

DEPOSITS, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND ADVANCES FROM THE FEDERAL HOME LOAN BANK – The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit and advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates and advances with similar remaining maturities.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCRUED INTEREST – The carrying amounts of accrued interest approximate their fair values.

OFF-BALANCE SHEET INSTRUMENTS – The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that the fair value of these instruments is not significant.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2001 were as follows:

	Carrying	Fair
	Amount	Value

Financial assets:
Cash, due from banks, and Federal funds sold	$14,582,076	$14,582,076
Securities available for sale	19,885,834	19,885,834
Loans	134,439,642	136,587,922
Accrued interest receivable	583,906	583,906
Financial liabilities:
Deposits and securities sold under agreements to repurchase	$147,916,744	$149,167,341
Federal Home Loan Bank advances	8,500,000	8,543,476
Accrued interest payable	535,795	535,795

	Notional
	Amount

Off-balance sheet instruments:
Commitments to extend credit	$42,864,000	$—
Standby letters of credit	5,195,000	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, the Parent and the Bank meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Parent and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2001
Total capital to risk weighted assets:
Parent	$18,188	11.2%	$12,971	8.0%	not applicable
Bank	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Parent	$16,356	10.1%	$6,486	4.0%	not applicable
Bank	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Parent	$16,356	11.6%	$5,649	4.0%	not applicable
Bank	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%
At December 31, 2000
Total capital to risk weighted assets:
Parent	$15,933	59.4%	$2,145	8.0%	not applicable
Bank	$15,757	58.8%	$2,145	8.0%	$2,681	10.0%
Tier I capital to risk weighted assets:
Parent	$15,771	58.8%	$1,072	4.0%	not applicable
Bank	$15,594	58.2%	$1,072	4.0%	$1,608	6.0%
Tier I capital to average assets (*):
Parent	$15,771	82.5%	$772	4.0%	not applicable
Bank	$15,594	81.6%	$772	4.0%	$965	5.0%

(*) Average assets for the above computation were computed using fourth quarter amounts.

NOTE 17.    PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial Partners, Inc. as of and for the year ended December 31, 2001 and for the period February 28, 2000 (inception) to December 31, 2000:

CONDENSED BALANCE SHEETS

	2001	2000

Assets:
Cash	$786,051	$176,526
Investment in subsidiary	17,440,808	15,594,339
Other asset	63,943	—

	$18,290,802	$15,770,865

Stockholders’ equity	$18,290,802	$15,770,865

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

	2001	2000

Income:
Interest income	$12,046	$187,206
Expenses:
Salaries and employee benefits	—	104,181
Occupancy and equipment	—	43,419
Interest	—	34,598
Other	—	185,503

	—	367,701

Income (loss) before income taxes and equity in loss of subsidiary	12,046	(180,495)
Income tax benefit	63,943	—

Income (loss) before equity in loss of subsidiary	75,989	(180,495)
Equity in loss of subsidiary	(1,212,654)	(2,074,694)

Net loss	$(1,136,665)	$(2,255,189)

CONDENSED STATEMENTS OF CASH FLOWS

	2001	2000

Operating activities:
Net loss	$(1,136,665)	$(2,255,189)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred tax benefit	(63,943)	—
Equity in loss of Bank	1,212,654	2,074,694

Net cash provided (used) by operating activities	12,046	(180,495)

Investing activities:
Investment in Bank	(3,000,000)	(17,675,500)

Net cash used in investing activities	(3,000,000)	(17,675,500)

Financing activities:
Net proceeds from sale of common stock	3,597,479	18,032,521

Net cash provided by financing activities	3,597,479	18,032,521

Net increase in cash	609,525	176,526
Cash, beginning of period	176,526	—

Cash, end of period	$786,051	$176,526

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

(*) Results for First Quarter, 2000 are for the period from February 28, 2000 (inception) to March 31, 2000.

PART III

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.	Description

3.1	Charter, as amended and restated*

3.2	Bylaws*

4.1.1	Specimen Common Stock Certificate*

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office)*

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement*

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr.*

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations*

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan*

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award*

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000*

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners*

10.21	Green Hills Office Lease **

23	Consent of KPMG LLP

*	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

**	Filed with Form 10-KSB on March 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS

By: /s/ M. Terry Turner

M. Terry Turner
President and CEO

Date: May 21, 2002