Form 10QSB
period 2002-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2002-08-09
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to ________________

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	6711	62-1812853

(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
incorporation or organization)	Classification Code Number

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

     3,692,053 shares of common stock, $1.00 par value per share, issued and outstanding as of July 31, 2002.

     Transitional Small Business Disclosure Format (check one): YES [ ]      NO [X]

Pinnacle Financial Partners, Inc.

Report on Form 10-QSB
June 30, 2002

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$6,469,071	$5,686,226
Federal funds sold and securities purchased under agreements to resell	8,655,526	8,895,850

Cash and cash equivalents	15,124,597	14,582,076
Securities available-for-sale, at fair value	37,949,694	19,885,834
Loans	170,427,308	134,439,642
Less allowance for loan losses	(2,182,343)	(1,832,000)

Loans, net	168,244,965	132,607,642
Premises and equipment, net	3,244,795	3,418,463
Other assets	5,230,517	4,945,346

Total assets	$229,794,568	$175,439,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$22,034,821	$16,860,835
Interest-bearing demand	9,816,725	8,615,076
Savings and money market accounts	55,584,706	54,077,238
Time	81,315,878	53,705,902

Total deposits	168,752,130	133,259,051
Securities sold under agreements to repurchase	16,855,214	14,657,693
Federal Home Loan Bank advances	11,500,000	8,500,000
Other liabilities	1,285,475	731,815

Total liabilities	198,392,819	157,148,559
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at June 30, 2002 and 2,312,053 issued and outstanding at December 31, 2001	3,692,053	2,312,053
Additional paid-in capital	30,656,947	19,317,947
Accumulated deficit	(3,240,095)	(3,391,854)
Accumulated other comprehensive income, net	292,844	52,656

Total stockholders’ equity	31,401,749	18,290,802

Total liabilities and stockholders’ equity	$229,794,568	$175,439,361

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:
Loans, including fees	$2,463,873	$1,013,379	$4,733,465	$1,524,830
Taxable securities	350,228	229,648	624,450	393,563
Federal funds sold and securities purchased under agreements to resell	44,261	47,465	63,949	161,222
Other	13,205	7,954	27,679	15,909

Total interest income	2,871,567	1,298,446	5,449,543	2,095,524

Interest expense:
Deposits	936,448	572,152	1,732,574	908,782
Securities sold under agreements to repurchase	20,118	50,354	41,729	63,752
Federal funds purchased and other borrowings	100,161	14,561	173,829	14,561

Total interest expense	1,056,727	637,067	1,948,132	987,095

Net interest income	1,814,840	661,379	3,501,411	1,108,429
Provision for loan losses	232,000	362,000	441,000	724,622

Net interest income after provision for loan losses	1,582,840	299,379	3,060,411	383,807
Noninterest income:
Service charges on deposit accounts	66,826	15,133	120,466	19,896
Investment services	275,051	242,978	456,561	407,447
Gain on loan participations sold	23,267	—	44,959	—
Other noninterest income	96,908	109,780	139,320	123,354

Total noninterest income	462,052	367,891	761,306	550,697

Noninterest expense:
Compensation and employee benefits	1,229,159	1,081,883	2,337,471	2,161,513
Equipment and occupancy	338,068	274,111	678,939	532,634
Marketing and other business development	45,496	49,902	91,394	90,497
Administrative	92,802	92,964	191,605	175,494
Postage and supplies	70,595	31,177	125,509	55,995
Other noninterest expense	96,071	72,661	152,187	135,411

Total noninterest expense	1,872,191	1,602,698	3,577,105	3,151,544

Income (loss) before income taxes	172,701	(935,428)	244,612	(2,217,040)
Income tax expense	65,526	—	92,853	—

Net income (loss)	$107,175	$(935,428)	$151,759	$(2,217,040)

Per share information:
Basic net income (loss) per common share	$0.04	$(0.49)	$0.06	$(1.16)

Diluted net income (loss) per common share	$0.04	$(0.49)	$0.06	$(1.16)

Weighted average shares outstanding:
Basic	2,521,723	1,910,000	2,416,888	1,910,000
Diluted	2,555,844	1,910,000	2,437,365	1,910,000

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

For the six months ended June 30, 2002 and 2001

	2002	2001

Operating activities:
Net income (loss)	$151,759	$(2,217,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization (accretion) of available-for-sale securities	50,671	(19,355)
Depreciation and amortization	323,514	294,614
Provision for loan losses	441,000	724,622
Gain on participations sold	(44,959)	—
Deferred tax expense	92,853	—
Increase in other assets	(252,411)	(294,766)
Increase in other liabilities	424,328	196,493

Net cash provided by (used in) operating activities	1,186,755	(1,315,432)

Investing activities:
Activities in securities available-for-sale:
Purchases	(21,237,350)	(10,191,160)
Maturities, prepayments and calls	3,492,339	2,577,288
Net increase in loans	(36,078,322)	(56,912,127)
Purchases of premises and equipment and software	(71,101)	(414,808)
Purchases of other assets	(159,400)	—

Net cash used in investing activities	(54,053,834)	(64,940,807)

Financing activities:
Net increase in deposits	35,493,079	52,351,356
Net increase in repurchase agreements	2,197,521	4,734,034
Advances from Federal Home Loan Bank	3,000,000	5,500,000
Increase in Federal funds purchased	—	1,500,000
Net proceeds from sale of common stock	12,719,000	—

Net cash provided by financing activities	53,409,600	64,085,390

Net increase (decrease) in cash and cash equivalents	542,521	(2,170,849)
Cash and cash equivalents, beginning of period	14,582,076	15,188,462

Cash and cash equivalents, end of period	$15,124,597	$13,017,613

Supplemental disclosure:
Cash paid for interest	$1,906,195	$771,495

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Pinnacle Financial Partners, Inc. (the “Parent”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (the “Bank”). The Parent and the Bank are collectively referred to as the “Company”. The Bank is a commercial bank located in Nashville, Tennessee. The Bank provides a full range of banking services in its primary market area of Davidson County and surrounding counties.

BASIS OF PRESENTATION - These unaudited consolidated financial statements include the accounts of the Company. Significant intercompany transactions and accounts are eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

   The basic EPS information was computed based on weighted average shares outstanding for the three and six months ended June 30, 2002 of 2,521,723 and 2,416,888, respectively. The diluted EPS information for the three and six months ended June 30, 2002 was computed based on weighted average shares outstanding of 2,555,844 and 2,437,365, respectively. The difference in number of shares outstanding between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants whose exercise price at June 30, 2002 was less than the weighted average market price of the Company’s common stock for the three or six month period, as applicable.

The basic and diluted EPS information for the three and six months ended June 30, 2001 was computed based on weighted average shares outstanding of 1,910,000.

COMPREHENSIVE INCOME (LOSS) - Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income (loss) consists solely of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities. Other comprehensive income for the three and six months ended June 30, 2002 was $404,000 and $240,000, respectively, compared to net comprehensive income (loss) for the three and six months ended June 30, 2001 of ($15,000) and $80,000, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING PRONOUNCEMENTS - On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

RECLASSIFICATIONS - Certain amounts for the first quarter of 2001 have been reclassified to conform to the 2002 presentation. Such reclassifications had no impact on net income or loss during either period.

NOTE 2. SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale at June 30, 2002 and December 31, 2001 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale — June 30, 2002:
U.S. government and agency securities	$6,820,545	$192,755	$—	$7,013,300
Mortgage-backed securities	29,524,952	266,600	(8,905)	29,782,647
State and municipal securities	1,153,667	80	—	1,153,747

	$37,499,164	$459,435	$(8,905)	$37,949,694

Securities available-for-sale — December 31, 2001:
U.S. government and agency securities	$2,991,784	$72,328	$—	$3,064,112
Mortgage-backed securities	16,813,040	97,011	(88,329)	16,821,722
State and municipal securities	—	—	—	—

	$19,804,824	$169,339	$(88,329)	$19,885,834

The Company realized no gains or losses from the sale of securities as no such transactions occurred during the six months ended June 30, 2002 or during the year ended December 31, 2001. At June 30, 2002, approximately $29,354,000 of the Company’s available-for-sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans at June 30, 2002 and December 31, 2001 is summarized as follows:

	June 30, 2002	December 31, 2001

Commercial real estate — Mortgage	$45,138,482	$36,179,133
Commercial real estate — Construction	4,466,430	5,975,670
Commercial — Other	75,641,826	59,839,406

	125,246,738	101,994,209

Consumer real estate — Mortgage	37,625,190	26,535,273
Consumer real estate — Construction	442,535	381,212
Consumer — Other	7,112,847	5,528,948

	45,180,572	32,445,433

	170,427,308	134,439,642
Allowance for loan losses	(2,182,343)	(1,832,000)

	$168,244,965	$132,607,642

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Using standard industry codes, the Company periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. The Company has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of commercial, income-producing properties. Credit exposure to the trucking industry approximated $22.7 million and $21.1 million at June 30, 2002 and December 31, 2001, respectively, while credit exposure to operators of commercial, income-producing properties approximated $8.2 million at both June 30, 2002 and December 31, 2001. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional loan loss allowances are warranted.

At June 30, 2002, nonaccrual loans amounted to $90,000 compared to $250,000 at December 31, 2001. There were no valuation allowances associated with these or any other loans at June 30, 2002. There was a $150,000 valuation allowance at December 31, 2001 associated with a particular nonaccrual loan. During the second quarter of 2002, this valuation allowance was eliminated.

Changes in the allowance for loan losses for the six months ended June 30, 2002 and for the year ended December 31, 2001 was as follows:

	2002	2001

Balance at beginning of period	$1,832,000	$162,378
Charged-off loans	(90,657)	—
Recovery of previously charged-off loans	—	—
Provision for loan losses	441,000	1,669,622

Balance at end of period	$2,182,343	$1,832,000

At June 30, 2002, the Company has granted loans and other extensions of credit in the normal course of its banking business amounting to approximately $7,088,000 to certain directors, executive officers, and their related entities of which $4,581,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

During the three and six months ended June 30, 2002, the Company sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with accounting principles generally accepted in the United States of America, the Company has reflected a gain on the sale of these participated loans of approximately $23,000 and $45,000, for the three and six month periods, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay the Company and the amount of interest that will be owed the correspondent based on their future participation in the loan.

NOTE 4. INCOME TAXES

Income tax expense for the six months ended June 30, 2002 and 2001 consists of the following:

	2002	2001

Current	$—	$—
Deferred	92,853

	$92,853	$—

The Company’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% to income before income taxes. A reconciliation of the differences for the three months ended June 30, 2002 and 2001 is as follows:

	2002	2001

Income taxes at statutory rate	$83,168	$(435,748)
State income taxes, net	9,685	(50,752)
Change in valuation allowance	—	486,500

Income tax expense	$92,853	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2002, the Company had a net deferred tax asset of approximately $1.8 million taxes included in other assets in the accompanying consolidated balance sheet compared to a net deferred tax asset of approximately $2.0 million at December 31, 2001. Most of this asset was attributable to net operating losses and other charges which can be carried forward to offset taxable income in future periods. The components of deferred income taxes included in other assets in the accompanying consolidated balance sheet at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001

Deferred tax assets:
Loans, primarily due to provision for loan losses	$828,523	$695,427
Other accruals	200,083	230,066
Net operating loss carryforward	1,118,207	1,288,035

	2,146,813	2,213,528
Deferred tax liabilities:
Depreciation and amortization	174,228	148,358
Securities available-for-sale	157,686	28,354

	331,914	176,712

	1,814,631	2,036,816
Less: valuation allowance	—	—

Net deferred tax assets	$1,814,631	$2,036,816

Based upon recent and projected future operating results, the Company determined in the fourth quarter of 2001 that it was more likely than not that its deferred tax assets were realizable. As a result, the Company eliminated the valuation allowance established against those assets and recorded a deferred income tax benefit of $2.1 million in the fourth quarter of 2001. At June 30, 2002, the Company has available net operating loss carryforwards of approximately $2,945,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments at June 30, 2002, is as follows:

Commitments to extend credit	$46,136,000
Standby letters of credit	6,428,000

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company may become involved in various legal proceedings. As of June 30, 2002, the management of the Company is not aware of any such proceedings against the Company.

NOTE 6. COMMON STOCK

During June 2002, the Company concluded a follow-on offering of its common stock to the general public. As a result of this offering, the Company, through its underwriters, sold 1.2 million shares of common stock to the general public at $10.25 per share. The underwriters also exercised an over-allotment option and purchased an additional 180,000 shares at $10.25 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $12.7 million.

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

In August of 2000, the Company, through its underwriters, sold 1,875,000 common shares to the general public through an initial public offering at a price of $10 per share. The underwriters also exercised an over-allotment option and purchased an additional 35,000 shares at $10 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18 million.

Three executives of the Company (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of the Company’s Board of Directors and two other organizers of the Company (collectively, the Company’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the initial public offering, which represented approximately 21% of the offering. The Founders were awarded common stock warrants which allow each individual the ability to purchase the common stock of the Company at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of June 30, 2002, one third of the warrants for approximately 67,600 shares were exercisable.

The Company has a stock option plan under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options under Section 422 of the Internal Revenue Code. Options under the plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the plan at June 30, 2002 and December 31, 2001 and 2000 and changes during the six months ended June 30, 2002 and during the year ended December 31, 2001 is as follows:

		Weighted-Average
	Number	Exercise Price

Outstanding at December 31, 2000	186,450	$10.00
Granted	53,400	7.65
Exercised	—	—
Forfeited	(550)	9.14

Outstanding at December 31, 2001	239,300	9.48
Granted	125,600	9.92
Exercised	—	—
Forfeited	(650)	9.14

Outstanding at June 30, 2002	364,250	$9.63

The following table summarizes information about the Company’s stock option plan at June 30, 2002.

	Number of	Remaining		Number of
	Shares	Contractual Life	Exercise	Shares
Grant date	Outstanding	in Years	Price	Exercisable

December, 2000	185,750	8.75	$10.00	37,150
March, 2001	50,100	9.00	7.64	10,020
November, 2001	2,800	9.75	7.75	—
February, 2002	125,600	10.00	9.92	—

Totals	364,250	8.84	$9.63	47,170

NOTE 7. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At June 30, 2002, no dividends could be declared by the Bank without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2002, the Parent and the Bank meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

To be categorized as well capitalized, pursuant to banking regulations, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I capital to average asset ratios as set forth in the following table. The Parent and Bank’s actual capital amounts and ratios at June 30, 2002 and December 31, 2001 are presented in the following table (dollars in thousands):

					To Be Well Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2002
Total capital to risk weighted assets:
Parent	$32,012	16.6%	$15,457	8.0%	not applicable
Bank	$28,576	14.8%	$15,457	8.0%	$19,321	10.0%
Tier I capital to risk weighted assets:
Parent	$29,830	15.4%	$7,728	4.0%	not applicable
Bank	$26,394	13.7%	$7,728	4.0%	$11,592	6.0%
Tier I capital to average assets (*):
Parent	$29,830	14.7%	$8,135	4.0%	not applicable
Bank	$26,394	14.8%	$8,135	4.0%	$10,169	5.0%
At December 31, 2001
Total capital to risk weighted assets:
Parent	$18,188	11.2%	$12,971	8.0%	not applicable
Bank	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Parent	$16,356	10.1%	$6,486	4.0%	not applicable
Bank	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Parent	$16,356	11.6%	$5,649	4.0%	not applicable
Bank	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(*)	Average assets for the above computation were computed using average balances for the quarter ended June 30, 2002 and December 31, 2001.

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

The following is a discussion of our financial condition at June 30, 2002 and December 31, 2001 and our results of operations for the three and six months ended June 30, 2002 and 2001. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements or the unaudited interim consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in our 2001 Annual Report on Form 10-KSB/A.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL) and the recognition of our deferred income tax assets, we have made judgments and estimates which have significantly impacted our financial position and results of operations.

Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance for loan losses in its entirety. The independent loan reviewer and the audit committee of our board of directors review the assessment prior to the filing of quarterly financial information.

In assessing the adequacy of the allowance for loan losses, we also rely on an ongoing loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our loan reviewer, who is not an employee of Pinnacle National, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Deferred Income Tax Assets. During the period from inception through December 31, 2001, we incurred net operating losses and, as a result, recorded deferred tax assets associated with these loss carryforwards. However, prior to the fourth quarter of 2001, we also recorded a full valuation allowance against our net deferred tax assets, and we did not recognize any income tax benefit in our statement of operations. Our judgment was based on our inability to conclude that it was more likely than not that we would be sufficiently profitable in the future to recognize these tax benefits. In the fourth quarter of 2001, this judgment changed, and we determined that based upon our evaluation of our recent operating results and future projections, it was more likely than not that we would realize such assets. We therefore, in that quarter, eliminated the full amount of the valuation allowance and recorded a deferred tax benefit in our statement of operations equal to the deferred tax asset. Unless our judgment changes as to the likelihood of realizing these deferred tax assets, we will continue to recognize such assets in our consolidated financial statements.

Results of Operations — Three and Six Months Ended June 30, 2002 and 2001

Our results for the three and six months ended June 30, 2002, when compared to the three and six months ended June 30, 2001, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of net interest income and noninterest income, for the three months ended June 30, 2002, were $2,277,000, compared to total revenues for the three months ended June 30, 2001 of $1,029,000. Total revenues for the six months ended June 30, 2002, were $4,263,000, compared to total revenues for the six months ended June 30, 2001 of $1,659,000. The provision for loan losses was $232,000 for the second quarter of 2002 compared to $362,000 for the second quarter of 2001. The provision for loan losses was $441,000 for the six months ended June 30, 2002 compared to $725,000 for the six months ended June 30, 2001. The decreases in the provision were primarily attributable to reduced loan growth in the more recent periods when compared to previous periods.

Noninterest expenses were $1,872,000 for the three months ended June 30, 2002, compared to $1,603,000 for the three months ended June 30, 2001. Noninterest expenses were $3,577,000 for the six months ended June 30, 2002, compared to $3,152,000 for the six months ended June 30, 2001. Noninterest expense increased due to addition of new personnel to support our growth and the addition of the Green Hills branch which occurred in the latter part of 2001. Net income for the three months ended June 30, 2002 was $107,000 compared to a net loss of $935,000 for the three months ended June 30, 2001. Net income for the six months ended June 30, 2002 was $152,000 compared to a net loss of $2,217,000 for the six months ended June 30, 2001.

The following is a more detailed discussion of results of our operations which focuses primarily on comparing, for each major item in the results, the second quarter of 2002 to the second quarter of 2001 and the first six months of 2002 to the first six months of 2001.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, the average interest rate for total interest-earning assets and total interest-bearing liabilities, and net interest spread and net interest margin on average interest-earning assets for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2002			June 30, 2001

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate	Balances	Interest	Rate

	(dollars in thousands)
Interest-earning assets:
Loans	$158,076	$2,464	6.18%	$54,287	$1,013	7.41%
Taxable securities, available-for-sale	24,904	350	5.58	14,775	230	6.16
Federal funds sold and securities purchased under agreements to resell	9,488	45	1.85	4,426	47	4.26
Other	1,108	13	4.73	585	8	5.40

Total interest-earning assets	193,576	2,872	5.89	74,073	1,298	6.95

Nonearning assets	11,016			6,173

Total assets	$204,592			$80,246

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$9,284	25	1.08%	$4,157	24	2.25%
Savings and money market	54,501	261	1.90	27,793	290	4.15
Certificates of deposit	76,950	650	3.35	19,548	258	5.23

Total interest-bearing deposits	140,735	936	2.64	51,498	572	4.41
Securities sold under agreements to repurchase	10,496	21	0.76	5,937	50	3.37
Federal funds purchased	—	—	—	1,560	15	3.78
Federal Home Loan Bank advances	11,500	100	3.44	—	—	—

Total interest-bearing liabilities	162,731	1,057	2.58	58,995	637	4.28
Demand deposits	22,411	—	—	6,847	—	—

Total deposits and interest-bearing liabilities	185,142	1,057	2.27	65,842	637	3.83

Other liabilities	756			440
Stockholders’ equity	18,694			13,964

Total liabilities and stockholders’ equity	$204,592			$80,246

Net interest income (1)		$1,815			$661

Net interest spread			3.62%			3.12%
Net interest margin			3.74%			3.57%

	Six Months Ended			Six Months Ended
	June 30, 2002			June 30, 2001

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate	Balances	Interest	Rate

	(dollars in thousands)
Interest-earning assets:
Loans	$150,739	$4,733	6.30%	$39,313	$1,525	7.78%
Taxable securities, available-for-sale	22,157	624	5.65	12,293	394	6.42
Federal funds sold and securities purchased under agreements to resell	6,709	64	1.91	6,173	161	5.24
Other	1,043	28	5.32	561	15	5.69

Total interest-earning assets	180,648	5,449	6.05	58,340	2,095	7.20

Nonearning assets	10,645			5,744

Total assets	$191,293			$64,084

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$8,879	49	1.10%	$3,286	41	2.49%
Savings and money market	53,554	494	1.85	23,225	517	4.47
Certificates of deposit	69,829	1,190	3.42	12,951	351	5.43

Total interest-bearing deposits	132,262	1,733	2.63	39,462	909	4.62
Securities sold under agreements to repurchase	10,568	42	0.79	3,581	64	3.57
Federal funds purchased	877	8	1.97	780	14	3.82
Federal Home Loan Bank advances	10,050	165	3.30	—	—	—

Total interest-bearing liabilities	153,757	1,948	2.54	43,823	987	4.52
Demand deposits	18,665	—	—	5,362	—	—

Total deposits and interest-bearing liabilities	172,402	1,948	2.27	49,185	987	4.02

Other liabilities	766			363
Stockholders’ equity	18,105			14,536

Total liabilities and stockholders’ equity	$191,293			$64,084

Net interest income (1)		$3,501			$1,108

Net interest spread			3.78%			3.18%
Net interest margin			3.91%			3.85%

(1)	We have had no tax-free loans since inception. On June 24, 2002, we acquired $1.1 million in municipal securities, the impact of these tax-free securities on the above calculations is insignificant. Additionally, the impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities. Net interest spread is the difference between the yield earned on average interest-earning assets less the rate paid on average interest-bearing liabilities. Net interest margin is calculated by dividing net interest income, on an annualized basis, by average interest-earning assets.

Rate and Volume Analysis. The following table presents the dollar change in interest income and interest expense comparing the six month periods ended June 30, 2002 and 2001 for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)

	(dollars in thousands)
Interest-earning assets:
Loans	$4,334	$(1,125)	$3,209
Taxable securities, available for sale	317	(87)	230
Federal funds sold and securities purchased under agreements to resell	14	(111)	(97)
Other	14	(1)	13

	4,679	(1,324)	3,355

Interest-bearing liabilities:
Interest checking	$70	$(62)	$8
Savings and money market accounts	678	(701)	(23)
Certificates of deposit	1,544	(705)	839

Total interest bearing deposits	2,292	(1,468)	824
Securities sold under agreements to repurchase	125	(147)	(22)
Federal funds purchased	2	(8)	(6)
Federal Home Loan Bank advances	—	166	166

	2,418	(1,456)	962

Increase (decrease) in net interest income	$2,261	$132	$2,393

Changes in net interest income are attributable to either changes in volume or rate for interest-earning assets and interest-bearing liabilities. Volume change is calculated as the change in volume times the previous rate while rate change is calculated as the change in rate time the previous volume. Additionally, the rate/volume change, which is the change in volume times the change in rate, is included in the rate change column above.

Since we commenced our banking operations in the last quarter of 2000, we have not presented a rate and volume analysis comparing the six months ended June 30, 2001 to the six months ended June 30, 2000, as substantially all of the net change was due to volume.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an ALL that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses was $232,000 and $362,000 for the three months ended June 30, 2002 and 2001, respectively, and $441,000 and $725,000 for the six months ended June 30, 2002 and 2001, respectively.

Based upon our management’s evaluation of the loan portfolio, our management believes the ALL to be adequate to absorb losses on existing loans that may become uncollectible. The decrease in the provision for loan losses when comparing the amounts for 2002 to the amounts for 2001 was due to the relative decrease in the growth of the loan portfolio between December 31, 2001 and June 30, 2002 ($36.0 million) when compared to the period between December 31, 2000 and June 30, 2001 ($56.9 million). Based upon our management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. Consistent with the growth in our loan portfolio, this assessment has resulted in increases to our ALL and a charge to our results of operations through the provision for loan losses. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our provision for loan losses.

Noninterest Income. Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the sale of investment products, as well as various other components of noninterest income, often reflect changing market conditions, our noninterest income may tend to fluctuate more on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from the growth of earning assets offset by interest expense from interest-bearing liabilities.

For the three months ended June 30, 2002, our noninterest income was $462,000, which was an increase of $94,000, or 26%, when compared to the three months ended June 30, 2001. For the six months ended June 30, 2002, our noninterest income was $761,000, which was an increase of $211,000, or 38%, when compared to the six months ended June 30, 2001. Noninterest income comprised 20% of our total revenues (net interest income plus noninterest income) for the second quarter of 2002 and 18% for the six months ended June 30, 2002. It is our goal to increase the percentage of noninterest income to total revenues over time such that we develop more diversified fee-generating revenue streams. The following is the makeup of our quarterly noninterest income from the first quarter of 2001 through the second quarter of 2002 (in thousands):

	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2002	2001	2001	2001	2001

Service charges on deposit accounts	$67	$54	$43	$27	$15	$5
Investment sales commissions and fees	275	182	277	155	243	164
Gain on sale of participations	23	22	132	59	—	—
Gain on sale of securities	—	—	—	—	—	—
Other noninterest income	97	42	45	52	110	14

Total noninterest income	$462	$300	$497	$293	$368	$183

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. Market dynamics play a particularly important role in the success of this business line. At June 30, 2002, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $165 million in brokerage assets held under management compared to $136 million at December 31, 2001.

Another noninterest income item for the first six months of 2002 and for the year ended December 31, 2001 was related to our sale of certain loan participations, which were primarily related to new lending transactions in excess of internal loan limits, to our correspondent banks. At June 30, 2002 and pursuant to participation agreements with these correspondents, our aggregate participations sold was approximately $29.3 million of originated loans to these correspondent banks compared to approximately $22.0 million at December 31, 2001. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, we recorded $45,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations for the six months ended June 30, 2002. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly from quarter to quarter.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended June 30, 2002, we incurred approximately $1,872,000 in noninterest expenses compared to $1,602,000 for the three months ended June 30, 2001. The following table shows the trend in noninterest expense from the first quarter of 2001 through the second quarter of 2002 (dollars in thousands):

	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2002	2001	2001	2001	2001

Personnel expense	$1,229	$1,108	$923	$1,053	$1,082	$1,080
Occupancy and equipment	338	341	317	282	274	263
Other noninterest expense	305	256	364	273	246	206

Total noninterest expense	$1,872	$1,705	$1,604	$1,608	$1,602	$1,549

Expense categories will fluctuate from quarter to quarter based on several factors including compensation increases and revenue growth. As an example, commission expenses will generally fluctuate consistently with fluctuations in investment sales commissions and fees. We anticipate increases in our expenses during 2002 for such items as additional personnel, salary increases and incentives, the Green Hills office being opened for a full calendar year and other items related to our growth. Our efficiency ratio, which is noninterest expense divided by total revenues, was 82% in the second quarter of 2002 compared to 156% in the second quarter of 2001. This decrease was reflective of revenue growth exceeding the growth in noninterest expense. For the first six months of 2002, our efficiency ratio was 84% compared to 190% for the first six months of 2001. We believe the efficiency ratio will continue to improve throughout the remainder of 2002 and into 2003, although not at the same pace as we have experienced this year.

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

For the three months and six months ended June 30, 2002, we recorded deferred income tax expense of $66,000 and $93,000, which represents an effective tax rate of 38% in each period.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information from the first quarter of 2001 through the first quarter of 2002 (dollars in thousands).

	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2002	2001	2001	2001	2001

End of period balances:
Total loans	$170,427	$151,280	$134,440	$94,883	$69,319	$41,793
Total assets	229,795	192,476	175,439	130,158	101,187	66,141
Total deposits	168,752	149,460	133,259	100,104	74,890	47,285
Total stockholders’ equity	31,402	18,172	18,291	16,682	13,634	14,584
Results of Operations:
Interest income	$2,872	$2,578	$2,212	$1,762	$1,298	$797
Interest expense	1,057	892	792	800	637	350

Net interest income	1,815	1,686	1,420	962	661	447

Provision for loan losses	232	209	647	298	362	363

Noninterest income	462	300	497	293	368	183
Noninterest expense	1,872	1,705	1,604	1,608	1,602	1,549

Net loss before taxes	173	72	(334)	(651)	(935)	(1,282)
Income tax (benefit) expense	66	27	(2,065)	—	—	—

Net income (loss)	$107	$45	$1,731	$(651)	$(935)	$(1,282)

Our management believes earning assets should continue to increase with associated increases in net interest income. The amounts of increased net interest income along with increased noninterest income should exceed the amount of increases in the provision for loan losses and noninterest expense and be sufficient to produce improved results throughout the remainder of 2002.

Financial Condition

We continued to experience significant growth between December 31, 2001 and June 30, 2002. At June 30, 2002, we had total assets of $229.8 million compared to $175.4 million at December 31, 2001. This significant increase in assets was generally reflected in loans and was funded primarily by increases in deposits and other borrowings. We anticipate that assets will continue to increase throughout the remainder of fiscal year 2002.

Loans. The composition of loans at June 30, 2002 and December 31, 2001 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2002		December 31, 2001

	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Commercial real estate — mortgage	$45,138	26.5%	$36,179	26.9%
Commercial real estate — construction	4,466	2.6	5,977	4.4
Commercial — other	75,642	44.4	59,839	44.5

Total commercial	125,246	73.5	101,995	75.8

Consumer real estate — mortgage	37,625	22.1	26,535	19.7
Consumer real estate — construction	443	0.3	381	0.3
Consumer — other	7,113	4.1	5,529	4.2

Total consumer	45,181	26.5	32,445	24.2

Total loans	$170,427	100.0%	$134,440	100.0%

The following table classifies our fixed and variable rate loans at June 30, 2002 and December 31, 2001 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.

	Loans with	Loans with	Total
	fixed rates	variable rates	loans

	(dollars in thousands)
June 30, 2002:
Due within one year	$2,216	$91,963	$94,179
Due in one year through five years	41,841	18,516	60,357
Due after five years	10,993	4,898	15,891

Total loans	$55,050	$115,377	$170,427

December 31, 2001:
Due within one year	$3,120	$62,323	$65,443
Due in one year through five years	36,185	15,902	52,087
Due after five years	11,785	5,125	16,910

Total loans	$51,090	$83,350	$134,440

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

	June 30,	December 31,
	2002	2001

	(dollars in thousands)
Nonaccrual loans (1)	$90	$250
Renegotiated loans	—	—
Other real estate owned	—	—

Total nonperforming assets	90	250
Accruing loans past due 90 days or more	25	—

Total nonperforming assets and accruing loans past due 90 days or more	$115	$250

Total loans outstanding	$170,427	$134,440
Ratio of total nonperforming assets to total loans outstanding and other real estate owned at end of period	0.07%	0.19%

(1)	Interest income that would have been recorded had the above loans not been placed in nonaccruing status for the six months ended June 30, 2002 and for the year ended December 31, 2001 was $7,000 and $5,000, respectively.

Allowance for Loan Losses. We maintain the allowance for loan losses (ALL) at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of June 30, 2002 and December 31, 2001, our ALL was $2,182,000 and $1,832,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 74% of our loan portfolio at March 31, 2002, as compared to 76% at December 31, 2001, consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a meaningful credit exposure of loans outstanding, plus unfunded lines of credit to borrowers in the trucking industry and to operators of commercial, income-producing properties at June 30, 2002 and December 31, 2001. Credit exposure to the trucking industry approximated $22.7 million and $21.1 million at June 30, 2002 and December 31, 2001, respectively, while credit exposure to operators of commercial, income-producing properties approximated $8.2 million at both June 30, 2002 and December 31, 2001, respectively. We evaluate our exposure level to these industry groups periodically in order to determine if additional reserves are warranted.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of June 30, 2002 and December 31, 2001:

	June 30, 2002		December 31, 2001

	(dollars in thousands
		Percentage		Percentage
	Amount	of ALL	Amount	of ALL

Commercial	$1,313	60.2%	$1,077	58.8%
Consumer	436	20.0	298	16.3
Unallocated	433	19.8	457	24.9

Totals	$2,182	100.0%	$1,832	100.0%

Summary of Loan Loss Experience. During the second quarter of 2002, we charged-off $91,000 related to a particular loan, which prior to the charge off date, had been assigned a valuation reserve of $150,000 at December 31, 2001. Prior to the second quarter of 2002, we had not charged off any loans since our inception on February 28, 2000. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2002, for the year ended December 31, 2001 and the ratio of the allowance for loan losses to total loans as of the end of each period:

	Six Months Ended	Year Ended
	June 30, 2002	December 31, 2001

	(dollars in thousands)
Balance at beginning of period	$1,832	$162
Provision for loan losses	441	1,670
Charged-off loans	(91)	—
Recovery of previously charged-off loans	—	—

Balance at end of period	$2,182	$1,832

Ratio of the allowance for loan losses to total loans at the end of the period	1.28%	1.36%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $37.9 million and $19.9 million at June 30, 2002 and December 31, 2001, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
Securities available-for-sale — June 30, 2002:
U.S. government and agency securities	$6,820	$193	$—	$7,013
Mortgage-backed securities	29,525	267	(9)	29,783
State and municipal securities	1,154	—	—	1,154

Totals	$37,499	$460	$(9)	$37,950

Securities available-for-sale — December 31, 2001:
U.S. government and agency securities	$2,992	$72	$—	$3,064
Mortgage-backed securities	16,813	97	(88)	16,822
State and municipal securities	—	—	—	—

Totals	$19,805	$169	$(88)	$19,886

We have not sold any securities available-for-sale since inception on February 28, 2000, and therefore, have not realized any gains or losses from the sale of securities during the three or six months ended June 30, 2002 or during the year ended December 31, 2001. At June 30, 2002, approximately $29.3 million of our available for sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of June 30, 2002, and December 31, 2001.

	U.S. government		Mortgage-		State and
	and Agency		backed		Municipal
	Securities		Securities		Securities		Totals

(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale — June 30, 2002:
Due in one year or less	$—	—	$—	—	$—	—	$—	—
Due in one year to five years	1,765	4.5%	—	—	—	—	1,765	4.5%
Due in five years to ten years	5,248	5.6%	—	—	1,154	5.8%	6,402	5.7%
Due after ten years	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	29,783	5.8%	—	—	29,783	5.8%

Totals	$7,013	5.3%	$29,783	5.8%	$1,154	5.8%	$37,950	5.7%

Securities available-for-sale — December 31, 2001:
Due in one year or less	$—	—	$—	—	$—	—	$—	—
Due in one year to five years	—	—	—	—	—	—	—	—
Due in five years to ten years	3,064	6.5%	—	—	—	—	3,064	6.5%
Due after ten years	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	16,822	5.9%	—	—	16,822	5.9%

Totals	$3,064	6.5%	$16,822	5.9%	$—	—%	$19,886	6.0%

Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $168.8 million of deposits at June 30, 2002, as compared to $133.3 million at December 31, 2001. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $16.9 million at June 30, 2002 compared with $14.7 million at December 31, 2001. Additionally, at June 30, 2002 and December 31, 2001, we had borrowed $11.5 million and $8.5 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati.

The amounts of time deposits issued in amounts of $100,000 or more as of June 30, 2002, March 31, 2002, and December 31, 2001 amounted to $74.0 million, $68.2 million and $48.6 million, respectively. The following table shows the amount of public fund time deposits, brokered time deposits and all other time deposits for time deposits issued in denominations of $100,000 or more (in thousands):

	June 30, 2002	March 31, 2002	December 31, 2001

Time deposits of $100,000 or more:
Public funds	$10,320	$8,567	$8,511
Brokered deposits (*)	40,953	39,953	27,556
Other	22,726	19,652	12,489

Totals	$73,999	$68,172	$48,556

(*) Generally, brokered time deposits are sold by brokers to investors in denominations of less than $100,000, however, for purposes herein, we have included such deposits in the greater than $100,000 category as we issue the underlying certificates in amounts greater than $100,000 to the central depository clearing agency.

The following table shows our time deposits over $100,000 by category, which is based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months:

	June 30, 2002	March 31, 2002	December 31, 2001

Time deposits of $100,000 or more:
Three months or less	$10,282	$16,527	$11,403
Over three but less than six months	15,325	9,010	12,435
Over six but less than twelve months	19,380	16,425	5,315
Over twelve months	29,012	26,210	19,403

Totals	$73,999	$68,172	$48,556

Capital Resources. Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At June 30, 2002 and December 31, 2001, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. For the first six months of 2002, our stockholders’ equity increased from December 31, 2001 due to three factors. Net income for the six-month period was $152,000, plus an increase in the market value of our available-for-sale securities resulted in an increase in accumulated other comprehensive income of $240,000 and, during the second quarter of 2002, we concluded a follow-on offering of our common stock to the general public. As a result of this offering, we sold 1.2 million shares of common stock to the general public at $10.25 per share. The underwriters also exercised an over-allotment option and purchased an additional 180,000 shares at $10.25 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $12.7 million, of which approximately $10.1 million was contributed to Pinnacle National to support its future growth. As a result, our stockholders’ equity amounted to $31.4 million at June 30, 2002, compared to $18.3 million at the end of 2001.

In the future, our primary source of funds available will be Pinnacle National’s payment of dividends and, if we lend funds to Pinnacle National, payment of interest. Banking regulations limit the amount of dividends that may be paid by Pinnacle National without prior approval of the OCC. Currently, Pinnacle National cannot pay us any dividends without prior approval of the OCC.

At June 30, 2002, we had no material commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson and surrounding counties. As a result, we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Rivergate area of Davidson County in late 2002. We currently anticipate such a facility to cost approximately $1,600,000 to construct.

At June 30, 2002 and December 31, 2001, management believes Pinnacle National would be categorized as well capitalized. In order to be considered well capitalized, pursuant to banking regulations, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I capital to average asset ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual minimum and “well capitalized” capital amounts and ratios at June 30, 2002 and December 31, 2001:

			Minimum		To Be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$32,012	16.6%	$15,457	8.0%	not applicable
Pinnacle National	$28,576	14.8%	$15,457	8.0%	$19,321	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$29,830	15.4%	$7,728	4.0%	not applicable
Pinnacle National	$26,394	13.7%	$7,728	4.0%	$11,592	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$29,830	14.7%	$8,135	4.0%	not applicable
Pinnacle National	$26,394	14.8%	$8,135	4.0%	10,169	5.0%

At December 31, 2001
Total capital to risk weighted assets:
Pinnacle Financial	$18,188	11.2%	$12,971	8.0%	not applicable
Pinnacle National	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$16,356	10.1%	$6,486	4.0%	not applicable
Pinnacle National	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$16,356	11.6%	$5,649	4.0%	not applicable
Pinnacle National	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(*) Average assets for the above computation were computed using average balances for the quarter ended June 30, 2002 and December 31, 2001.

Also, in connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At June 30, 2002 and December 31, 2001, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 14.8% and 11.0%, respectively.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to us under federal banking laws and the regulations of the OCC. We in turn are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At June 30, 2002, Pinnacle National’s accumulated deficit was approximately $3.2 million. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity

The following table shows return on assets (net income (loss) divided by average total assets), return on equity (net income (loss) divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six months ended June 30, 2002 (annualized) and for the year ended December 31, 2001.

	Six months ended	Year Ended
	June 30, 2002	December 31, 2001

Return on assets	0.16%	(1.20)%
Return on equity	1.7%	(7.8)%
Dividend payout ratio	—%	—%
Stockholders’ equity to asset ratio	9.5%	15.3%

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

Interest Rate Sensitivity. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet client demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model, an economic value of equity model, and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayments (for example, mortgage-backed securities) and early withdrawals (for example, time deposits) also could deviate from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

At June 30, 2002 and December 31, 2001, our cumulative twelve-month interest rate-sensitivity gap ratios of earning assets to interest bearing liabilities were 93% and 82%, respectively, which were within our targeted ratio of 75% to 125% in this time horizon. These ratios indicate that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, would have a negative impact on our margin. However, deposit pricing will generally lag both in depth and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position at June 30, 2002 to manage our net interest margins through an upward rate environment.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of June 30, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our clients. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

	Interest Sensitive Periods

	Months

		Over Three	Total		More
	Within	Through	One	1 - 5	Than 5
(dollars in thousands)	Three	Twelve	Year	Years	Years	Totals

Earning assets:
Securities, available-for-sale (1)	$1,200	$3,600	$4,800	$17,584	$15,115	$37,499
Loans (2)	93,763	24,758	118,521	41,471	10,346	170,338
Federal funds sold and securities purchased under agreements to resell	8,656	—	8,656	—	—	8,656

Total earning assets	103,619	28,358	131,977	59,055	25,461	216,493

Interest bearing liabilities:
NOW, money market, savings (3)	$65,401	$—	$65,401	$—	$—	$65,401
Certificates of deposit	12,044	40,105	52,149	29,167	—	81,316
Securities sold under agreements to repurchase	16,855	—	16,855	—	—	16,855
Federal Home Loan Bank advances	—	7,500	7,500	4,000	—	11,500

Total interest bearing liabilities	94,300	47,605	141,905	33,167	—	175,072

Interest sensitive gap:
For indicated period	$9,319	$(19,247)	$(9,928)	$25,888	$25,461	$41,421

Cumulative	$9,319	$(9,928)	$(9,928)	$15,960	$41,421	$41,421

Ratio of earning assets to interest bearing liabilities:
For indicated period	110%	60%	93%	178%	—	124%
Cumulative	110%	93%	93%	109%	124%	124%

(1)	At amortized cost, includes impact of anticipated mortgage-backed prepayments and agency calls.
(2)	Excludes nonaccrual loans.
(3)	All NOW, money market and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW , money market and savings accounts were not considered interest-sensitive, the earning assets to interest bearing liabilities ratio at the one year horizon would have been 173%.
(4)	Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as “within three months” regardless of maturity. Nonearning assets (cash and due from banks, premises and equipment and other assets), noninterest-bearing liabilities (demand deposits and other liabilities) and shareholders’ equity are considered to be noninterest-sensitive for purposes of this presentation and thus are not included in the above table.

     Derivatives. We may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2002 and December 31, 2001, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

At June 30, 2002, we had approximately $19.9 million of liquid assets compared to $18.6 million at December 31, 2001. For purposes of liquidity management, liquid assets are cash and cash equivalents and the anticipated cash flows from available-for-sale securities for the next year. This amount represented 9% of our total earning assets at June 30, 2002 compared to 11% at December 31, 2001.

Our consolidated statement of cash flows shows net cash provided or used by operating, investing and financing activities. These activities resulted in net cash provided of $543,000 for the six months ended June 30, 2002 compared to net cash used of $2.2 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, we provided $1.2 million in net cash from operating activities compared to using for operating activities $1.3 million during the six months ended June 30, 2001. Net cash used for investing activities amounted to $54 million for the six months ended June 30, 2002 as we deployed funds received from financing activities in earning assets and premises and equipment.

At June 30, 2002, we had unfunded loan commitments outstanding of $46.1 million and outstanding standby letters of credit of $6.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, Pinnacle National could also sell participations in these or other loans to correspondent banks. To date, Pinnacle National has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At June 30, 2002, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances of approximately $18 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of June 30, 2002, which by their terms have contractual maturity dates subsequent to June 30, 2002:

	Within	Two years to	Four years to	Over
(dollars in thousands)	One year	Three years	Five years	Five years	Totals

Unfunded commitments:
Letters of credit	$3,109	$3,042	$277	$—	$6,428
Lines of credit	31,137	3,630	868	10,501	46,136

Totals	$34,246	$6,672	$1,145	$10,501	$52,564

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

At June 30, 2002, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $11.5 million at the following rates and maturities:

	Dollar Amount	Interest Rate

	(dollars in thousands)
By Maturity Date:
April 17, 2003	$2,000	3.04%
April 25, 2003	1,500	2.84
June 18, 2003	3,000	3.13
October 17, 2003	2,000	3.42
March 29, 2004	3,000	4.38

Totals	$11,500

Weighted average interest rate for advances		3.45%

Based on the collateral pledged to the Federal Home Loan Bank of Cincinnati, Pinnacle National had additional capacity of approximately $9.1 million at June 30, 2002 which it could use to secure additional advances, subject to Federal Home Loan Bank of Cincinnati requirements.

At June 30, 2002, brokered certificates of deposit approximated $41.0 million, or 24.3% of total deposits. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

The following table presents additional information about our contractual obligations as of June 30, 2002, which by their terms have contractual maturity and termination dates subsequent to June 30, 2002:

	Within	Two years to	Four years to	Over
(dollars in thousands)	One year	Three years	Five years	Five years	Totals

Contractual obligations:
Certificates of deposit	$52,149	$29,084	$83	$—	$81,316
Securities sold under agreements to repurchase	16,855	—	—	—	16,855
Federal Home Loan Bank advances	7,500	4,000	—	—	11,500
Operating leases	394	817	859	2,132	4,202

Totals	$76,898	$33,901	$942	$2,132	$113,873

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Recently Issued Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES

(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on April 16, 2002.

(b)	The following Class II directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2005:

	Votes	Votes	Broker
	For	Withheld	Non-votes

John E. Maupin, DDS	2,038,515	26,100	—
Robert E. McNeilly, Jr.	2,038,515	26,100	—
Robert A. McCabe, Jr.	2,038,515	26,100	—
Linda E. Rebrovick	2,038,515	26,100	—

The following Class I director was elected at the meeting to serve until the annual meeting of shareholders in the year 2004:

	Votes	Votes	Broker
	For	Withheld	Non-votes

Gregory L. Burns	2,038,515	26,100	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Sue G. Atkinson	2004	Clay T. Jackson	2004
Colleen Conway-Welch	2004	M. Terry Turner	2003
Dale W. Polley	2003	Reese L. Smith, III	2003
James L. Shaub, II	2003

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certifications pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

(b)	Reports on form 8-K

On April 8, 2002, the Company filed a Form 8-K to report the change of the Company’s certifying accountants from Arthur Andersen LLP to KPMG LLP. On April 19, 2002, the Company filed an amended current report on Form 8-K/A to amend its Form 8-K filed on April 8, 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner

M. Terry Turner
President and CEO

Date: August 9, 2002

By: /s/ Harold R. Carpenter

Harold R. Carpenter
Chief Financial Officer

Date: August 9, 2002

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certifications pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002