Form 10QSB
period 2002-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2002-11-07
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Exact name of small business issuer as specified in its charter)

Tennessee	6711	62-1812853

(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201

(Address of principal executive offices)

(615) 744-3700

(Issuer’s telephone number)

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     3,692,053 shares of common stock, $1.00 par value per share, issued and outstanding as of October 31, 2002.

     Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

Pinnacle Financial Partners, Inc.
Report on Form 10-QSB
September 30, 2002

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition from other financial institutions operating in the Company’s market area and elsewhere, changes in governmental regulation relating to the banking industry, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$10,797,280	$5,686,226
Federal funds sold and securities purchased under agreements to resell	11,282,783	8,895,850

Cash and cash equivalents	22,080,063	14,582,076
Securities available-for-sale, at fair value	57,062,184	19,885,834
Loans	191,299,676	134,439,642
Less allowance for loan losses	(2,427,043)	(1,832,000)

Loans, net	188,872,633	132,607,642
Premises and equipment, net	3,582,342	3,418,463
Other assets	7,153,020	4,945,346

Total assets	$278,750,242	$175,439,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$33,156,014	$16,860,835
Interest-bearing demand	15,081,672	8,615,076
Savings and money market accounts	67,610,667	54,077,238
Time	97,066,103	53,705,902

Total deposits	212,914,456	133,259,051
Securities sold under agreements to repurchase	16,720,232	14,657,693
Federal Home Loan Bank advances	15,500,000	8,500,000
Other liabilities	1,525,742	731,815

Total liabilities	246,660,430	157,148,559
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at September 30, 2002 and 2,312,053 issued and outstanding at December 31, 2001	3,692,053	2,312,053
Additional paid-in capital	30,682,947	19,317,947
Accumulated deficit	(3,028,617)	(3,391,854)
Accumulated other comprehensive income, net	743,429	52,656

Total stockholders’ equity	32,089,812	18,290,802

Total liabilities and stockholders’ equity	$278,750,242	$175,439,361

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Loans, including fees	$2,833,005	1,446,169	7,565,360	2,970,999
Securities, available-for-sale:
Taxable	535,022	249,450	1,159,472	643,014
Tax-exempt	11,567	—	11,567	—
Federal funds sold and other	46,480	66,255	138,108	243,386

Total interest income	3,426,074	1,761,874	8,874,507	3,857,399

Interest expense:
Deposits	996,584	725,145	2,729,158	1,633,926
Securities sold under agreements to repurchase	23,443	58,398	65,173	122,150
Federal funds purchased and other borrowings	125,982	16,599	299,810	31,160

Total interest expense	1,146,009	800,142	3,094,141	1,787,236

Net interest income	2,280,065	961,732	5,780,366	2,070,163
Provision for loan losses	247,000	298,000	688,000	1,022,622

Net interest income after provision for loan losses	2,033,065	663,732	5,092,366	1,047,541
Noninterest income:
Service charges on deposit accounts	80,166	27,290	200,631	47,187
Investment services	220,721	155,050	677,282	562,497
Gain on loan participations sold, net	13,038	58,636	57,997	58,636
Other noninterest income	182,604	51,673	323,033	175,026

Total noninterest income	496,529	292,649	1,258,943	843,346

Noninterest expense:
Compensation and employee benefits	1,427,251	1,052,948	3,764,462	3,214,461
Equipment and occupancy	370,495	282,228	1,049,435	814,862
Marketing and other business development	70,723	43,025	162,118	133,521
Postage and supplies	59,404	50,124	184,913	106,119
Other noninterest expense	253,658	179,396	597,708	490,304

Total noninterest expense	2,181,531	1,607,721	5,758,636	4,759,267

Income (loss) before income taxes	348,063	(651,340)	592,673	(2,868,380)
Income tax expense	136,585	—	229,436	—

Net income (loss)	$211,478	(651,340)	363,237	(2,868,380)

Per share information:
Basic net income (loss) per common share	$0.06	(0.34)	0.13	(1.50)

Diluted net income (loss) per common share	$0.06	(0.34)	0.13	(1.50)

Weighted average shares outstanding:
Basic	3,692,053	1,910,000	2,841,943	1,910,000
Diluted	3,745,272	1,910,000	2,873,334	1,910,000

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

For the nine months ended September 30, 2002 and 2001

	2002	2001

Operating activities:
Net income (loss)	$363,237	$(2,868,380)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization (accretion) of available-for-sale securities	111,194	(4,302)
Depreciation and amortization	521,363	446,658
Provision for loan losses	688,000	1,022,622
Gain on participations sold	(57,997)	(58,636)
Deferred tax expense	229,436	—
Increase in other assets	(374,302)	(441,283)
Increase in other liabilities	421,973	447,675

Net cash provided by (used in) operating activities	1,902,904	(1,455,646)

Investing activities:
Activities in securities available-for-sale:
Purchases	(42,572,668)	(17,511,065)
Maturities, prepayments and calls	6,347,851	3,728,386
Net increase in loans	(56,952,991)	(82,475,665)
Purchases of premises and equipment and software	(531,553)	(1,156,576)
Purchases of other assets	(2,158,500)	—

Net cash used in investing activities	(95,867,861)	(97,414,920)

Financing activities:
Net increase in deposits	79,655,405	77,853,024
Net increase in securities sold under agreements to repurchase	2,062,539	10,809,581
Advances from Federal Home Loan Bank	7,000,000	1,500,000
Decrease in Federal funds purchased	—	(406,000)
Net proceeds from sale of common stock	12,745,000	3,597,479

Net cash provided by financing activities	101,462,944	93,354,084

Net increase (decrease) in cash and cash equivalents	7,497,987	(5,516,482)
Cash and cash equivalents, beginning of period	14,582,076	15,188,462

Cash and cash equivalents, end of period	$22,080,063	$9,671,980

Supplemental disclosure:
Cash paid for interest	$3,015,224	$1,414,549

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

EARNINGS (LOSS) PER COMMON SHARE – Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

   The difference between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants whose exercise price was less than the weighted average market price of the Company’s common stock for the respective periods.

The basic and diluted EPS information for the three and nine months ended September 30, 2001 was computed based on weighted average shares outstanding of 1,910,000.

COMPREHENSIVE INCOME - Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income consists solely of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities. Other comprehensive income for the three and nine months ended September 30, 2002 was $451,000 and $691,000, respectively, compared to other comprehensive income for the three and nine months ended September 30, 2001 of $102,000 and $169,000, respectively.

ACCOUNTING PRONOUNCEMENTS – On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

RECLASSIFICATIONS – Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Such reclassifications had no impact on net income or loss during any period.

NOTE  2.   SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale at September 30, 2002 and December 31, 2001 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale – September 30, 2002:
U.S. government and agency securities	$8,067,432	$499,023	$—	$8,566,455
Mortgage-backed securities	46,698,294	640,284	(39,764)	47,298,814
State and municipal securities	1,152,722	44,193	—	1,196,915

	$55,918,448	$1,183,500	$(39,764)	$57,062,184

Securities available-for-sale – December 31, 2001:
U.S. government and agency securities	$2,991,784	$72,328	$—	$3,064,112
Mortgage-backed securities	16,813,040	97,011	(88,329)	16,821,722
State and municipal securities	—	—	—	—

	$19,804,824	$169,339	$(88,329)	$19,885,834

The Company realized no gains or losses from the sale of securities as no such transactions occurred during the nine months ended September 30, 2002 or during the year ended December 31, 2001. At September 30, 2002, approximately $34,153,000 of the Company’s available-for-sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

NOTE  3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans at September 30, 2002 and December 31, 2001 is summarized as follows:

	September 30, 2002	December 31, 2001

Commercial real estate – Mortgage	$48,995,941	$36,179,133
Commercial real estate – Construction	2,987,591	5,975,670
Commercial – Other	87,955,112	59,839,406

	139,938,644	101,994,209

Consumer real estate – Mortgage	41,274,997	26,535,273
Consumer real estate – Construction	2,465,645	381,212
Consumer – Other	7,620,390	5,528,948

	51,361,032	32,445,433

	191,299,676	134,439,642
Allowance for loan losses	(2,427,043)	(1,832,000)

	$188,872,633	$132,607,642

Using standard industry codes, the Company periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. The Company has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of commercial, income-producing real estate properties. Credit exposure to the trucking industry approximated $27.1 million and $21.1 million at September 30, 2002 and December 31, 2001, respectively, while credit exposure to operators of commercial, income-producing real estate properties approximated $7.6 million at September 30, 2002 and $8.2 million at December 31, 2001. Levels of

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

exposure to these industry groups are periodically evaluated in order to determine if additional loan loss allowances are warranted for credit concentrations.

At September 30, 2002, nonaccrual loans amounted to $70,000 compared to $250,000 at December 31, 2001. There were no valuation allowances associated with these or any other loans at September 30, 2002. There was a $150,000 valuation allowance at December 31, 2001 associated with a particular nonaccrual loan. During the second quarter of 2002, this valuation allowance was eliminated.

Changes in the allowance for loan losses for the nine months ended September 30, 2002 and for the year ended December 31, 2001 was as follows:

	2002	2001

Balance at beginning of period	$1,832,000	$162,378
Charged-off loans	(92,957)	—
Recovery of previously charged-off loans	—	—
Provision for loan losses	688,000	1,669,622

Balance at end of period	$2,427,043	$1,832,000

At September 30, 2002, the Company has granted loans and other extensions of credit, in the normal course of its banking business, amounting to approximately $7,039,000 to certain directors, executive officers, and their related entities of which $4,743,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

During the three and nine months ended September 30, 2002, the Company sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with accounting principles generally accepted in the United States of America, the Company has reflected a net gain on the sale of these participated loans of approximately $13,000 and $58,000, for the three and nine month periods, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay the Company and the amount of interest that will be paid by the Company to the correspondent based on their future participation in the loan. During the three and nine months ended September 30, 2001, the Company reflected a gain on the sale of participated loans of approximately $59,000.

NOTE  4.   INCOME TAXES

Income tax expense for the nine months ended September 30, 2002 and 2001 consists of the following:

	2002	2001

Current	$—	$—
Deferred	229,436	—

Income tax expense	$229,436	$—

The Company’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% to income before income taxes. A reconciliation of the differences for the nine months ended September 30, 2002 and 2001 is as follows:

	2002	2001

Income taxes at statutory rate	$201,509	$(975,250)
State income taxes, net	27,927	(114,735)
Change in valuation allowance	—	1,089,985

Income tax expense	$229,436	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2002, the Company had a net deferred tax asset of approximately $1.4 million included in other assets in the accompanying consolidated balance sheet compared to a net deferred tax asset of approximately $2.0 million at December 31, 2001. The components of deferred income taxes included in other assets in the accompanying consolidated balance sheet at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001

Deferred tax assets:
Loans, primarily due to the allowance for loan losses	$936,693	$695,427
Other accruals	188,153	230,066
Net operating loss carryforward	897,136	1,288,035

	2,021,982	2,213,528
Deferred tax liabilities:
Depreciation and amortization	186,248	148,358
Securities available-for-sale	400,308	28,354

	586,556	176,712

	1,435,426	2,036,816
Less: Valuation allowance	—	—

Net deferred tax assets	$1,435,426	$2,036,816

Based upon recent and projected future operating results, the Company determined in the fourth quarter of 2001 that it was more likely than not that its deferred tax assets were realizable. As a result, the Company eliminated the valuation allowance established against those assets and recorded a deferred income tax benefit of $2.1 million in the fourth quarter of 2001. At September 30, 2002, the Company has available net operating loss carryforwards of approximately $2,325,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments at September 30, 2002, is as follows:

Commitments to extend credit	$60,601,000
Standby letters of credit	12,810,000

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company may become involved in various legal proceedings. As of September 30, 2002, the management of the Company is not aware of any material proceedings against the Company.

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

Three executives of the Company (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of the Company’s Board of Directors and two other organizers of the Company (collectively, the Company’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the initial public offering, which represented approximately 21% of the offering. The Founders were awarded common stock warrants which allow each individual the ability to purchase the common stock of the Company at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of September 30, 2002, two thirds of the warrants for approximately 135,300 shares were exercisable.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the plan at September 30, 2002 and December 31, 2001 and 2000 and changes during the nine months ended September 30, 2002 and during the year ended December 31, 2001 is as follows:

		Weighted-Average
	Number	Exercise Price

Outstanding at December 31, 2000	186,450	$10.00
Granted	53,400	7.65
Exercised	—	—
Forfeited	(550)	9.14

Outstanding at December 31, 2001	239,300	9.48
Granted	127,200	9.96
Exercised	—	—
Forfeited	(3,190)	9.09

Outstanding at September 30, 2002	363,310	$9.64

The following table summarizes information about the Company’s stock option plan at September 30, 2002:

	Number of	Remaining		Number of
	Shares	Contractual Life	Exercise	Shares
Grant date	Outstanding	in Years	Price	Exercisable

December, 2000	184,970	8.22	$10.00	37,020
March, 2001	49,540	8.42	7.64	9,960
November, 2001	2,800	9.18	7.75	—
February, 2002	123,700	9.35	9.92	—
October, 2002	2,300	10.00	11.50	—

Totals	363,310	8.65	$9.64	46,980

NOTE  7.   REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2002, no dividends could be declared by the Bank without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2002, the Parent and the Bank meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

To be categorized as well capitalized, pursuant to banking regulations, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I capital to average asset ratios as set forth in the following table. The Parent and Bank’s actual capital amounts and ratios at September 30, 2002 and December 31, 2001 are presented in the following table (dollars in thousands):

					To Be Well Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2002
Total capital to risk weighted assets:
Parent	$33,774	15.0%	$18,033	8.0%	not applicable
Bank	$30,239	13.4%	$18,033	8.0%	$22,542	10.0%
Tier I capital to risk weighted assets:
Parent	$31,347	13.9%	$9,017	4.0%	not applicable
Bank	$27,812	12.3%	$9,017	4.0%	$13,525	6.0%
Tier I capital to average assets (*):
Parent	$31,347	12.9%	$9,731	4.0%	not applicable
Bank	$27,812	11.4%	$9,731	4.0%	$12,164	5.0%
At December 31, 2001
Total capital to risk weighted assets:
Parent	$18,188	11.2%	$12,971	8.0%	not applicable
Bank	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Parent	$16,356	10.1%	$6,486	4.0%	not applicable
Bank	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Parent	$16,356	11.6%	$5,649	4.0%	not applicable
Bank	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(*)	Average assets for the above computation were computed using average balances for the quarter ended September 30, 2002 and December 31, 2001.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following is a discussion of our financial condition at September 30, 2002 and December 31, 2001 and our results of operations for the three and nine months ended September 30, 2002 and 2001. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements or the unaudited interim consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in our 2001 Annual Report on Form 10-KSB/A.

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

Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The independent loan reviewer and the audit committee of our board of directors review the assessment prior to the filing of quarterly financial information.

In assessing the adequacy of the ALL, we also rely on an ongoing loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of Pinnacle National, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Deferred Income Tax Assets. During the period from inception through December 31, 2001, we incurred net operating losses and, as a result, recorded deferred tax assets associated with these operating loss carryforwards. However, prior to the fourth quarter of 2001, we also recorded a full valuation allowance against our net deferred tax assets, and we did not recognize any income tax benefit in our statement of operations. Our judgment was based on our inability to conclude that it was more likely than not that we would be sufficiently profitable in the future to recognize these tax benefits. In the fourth quarter of 2001, this judgment changed, and we determined that based upon our evaluation of our recent operating results and future projections, it was more likely than not that we would realize such assets. We therefore, in that quarter, eliminated the full amount of the valuation allowance and recorded a deferred tax benefit in our statement of operations equal to the deferred tax asset. Unless our judgment changes as to the likelihood of realizing these deferred tax assets, we will continue to recognize such assets in our consolidated financial statements.

Results of Operations — Three and Nine Months Ended September 30, 2002 and 2001

Our results for the three and nine months ended September 30, 2002, when compared to the three and nine months ended September 30, 2001, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of net interest income and noninterest income, for the three months ended September 30, 2002, were $2,777,000, compared to total revenues for the three months ended September 30, 2001 of $1,255,000. Total revenues for the nine months ended September 30, 2002, were $7,039,000, compared to total revenues for the nine months ended September 30, 2001 of $2,914,000. The provision for loan losses was $247,000 for the third quarter of 2002 compared to $298,000 for the third quarter of 2001. The provision for loan losses was $688,000 for the nine months ended September 30, 2002 compared to $1,023,000 for the nine months ended September 30, 2001. The decreases in the provision were primarily attributable to reduced loan growth in the more recent periods when compared to previous periods.

Noninterest expenses were $2,182,000 for the three months ended September 30, 2002, compared to $1,608,000 for the three months ended September 30, 2001. Noninterest expenses were $5,759,000 for the nine months ended September 30, 2002, compared to $4,759,000 for the nine months ended September 30, 2001. Noninterest expense increased due to additional compensation expenses, the addition of the Green Hills branch which occurred in the latter part of 2001 and other expenses associated with increased volumes. Net income for the three months ended September 30, 2002 was $211,000 compared to a net loss of $651,000 for the three months ended September 30, 2001. Net income for the nine months ended September 30, 2002 was $363,000 compared to a net loss of $2,868,000 for the nine months ended September 30, 2001.

The following is a more detailed discussion of results of our operations which focuses primarily on comparing, for each major item in the results, the third quarter of 2002 to the third quarter of 2001 and the first nine months of 2002 to the first nine months of 2001.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our earnings. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, the average interest rate for total interest-earning assets and total interest-bearing liabilities, and net interest spread and net interest margin on average interest-earning assets for the three months ended

September 30, 2002 compared to the three months ended September 30, 2001 and for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 (dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2001

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate	Balances	Interest	Rate

	(dollars in thousands)
Interest-earning assets:
Loans	$181,005	$2,833	6.21%	$78,152	$1,446	7.34%
Securities, available-for-sale
Taxable	40,844	535	5.16	16,320	250	6.06
Tax-exempt	1,163	12	5.21	—	—	—
Federal funds sold and securities purchased under agreements to resell	5,063	28	2.23	5,801	56	3.86
Other	1,250	18	5.71	687	10	5.68

Total interest-earning assets	229,325	3,426	5.93	100,960	1,762	6.92

Nonearning assets	13,959			6,749

Total assets	$243,284			$107,709

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$10,075	26	1.04%	$5,598	29	2.05%
Savings and money market	60,934	268	1.75	38,648	338	3.47
Certificates of deposit	88,427	703	3.15	29,852	358	4.75

Total interest-bearing deposits	159,436	997	2.48	74,098	725	3.88
Securities sold under agreements to repurchase	13,091	23	0.71	8,741	58	2.65
Federal funds purchased	1,143	6	2.17	289	1	1.88
Federal Home Loan Bank advances	14,196	120	3.35	1,500	16	4.03

Total interest-bearing liabilities	187,866	1,146	2.42	84,628	800	3.75
Demand deposits	22,408	—	—	9,245	—	—

Total deposits and interest-bearing liabilities	210,274	1,146	2.16	93,873	800	3.38

Other liabilities	1,202			688
Stockholders’ equity	31,808			13,148

Total liabilities and stockholders’ equity	$243,284			$107,709

Net interest income (1)		$2,280			$962

Net interest spread			3.51%			3.17%
Net interest margin			3.97%			3.81%

	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate	Balances	Interest	Rate

	(dollars in thousands)
Interest-earning assets:
Loans	$160,828	$7,565	6.27%	$52,260	$2,971	7.57%
Securities, available-for-sale
Taxable	28,382	1,159	5.42	13,635	643	6.28
Tax-exempt	391	12	5.21	—	—	—
Federal funds sold and securities purchased under agreements to resell	6,160	92	2.00	6,049	217	4.79
Other	1,112	46	5.47	603	26	5.69

Total interest-earning assets	196,873	8,874	6.00	72,547	3,857	7.08

Nonearning assets	11,750			6,079

Total assets	$208,623			$78,626

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$9,278	75	1.08%	$4,056	69	2.29%
Savings and money market	56,014	763	1.81	28,366	856	4.02
Certificates of deposit	76,028	1,891	3.31	18,585	709	5.08

Total interest-bearing deposits	141,320	2,729	2.57	51,007	1,634	4.27
Securities sold under agreements to repurchase	11,409	65	0.76	5,301	122	3.07
Federal funds purchased	965	15	2.05	606	16	3.97
Federal Home Loan Bank advances	11,432	285	3.32	511	15	3.50

Total interest-bearing liabilities	165,126	3,094	2.50	57,425	1,787	4.15
Demand deposits	18,103	—	—	6,657	—	—

Total deposits and interest-bearing liabilities	183,229	3,094	2.25	64,082	1,787	3.71

Other liabilities	912			471
Stockholders’ equity	24,482			14,073

Total liabilities and stockholders’ equity	$208,623			$78,626

Net interest income (1)		$5,780			$2,070

Net interest spread			3.50%			2.93%
Net interest margin			3.93%			3.83%

(1)	The impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities. Interest yields for tax-exempt securities were computed on a tax equivalent basis. Net interest spread is the difference between the yield earned on average interest-earning assets less the rate paid on interest-bearing liabilities. Net interest margin is calculated by dividing net interest income by average interest-earning assets.

Rate and Volume Analysis. The following table presents the dollar change in interest income and interest expense comparing the nine month periods ended September 30, 2002 and 2001 for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)

	(dollars in thousands)
Interest-earning assets:
Loans	$6,170	$(1,576)	$4,594
Securities, available-for-sale:
Taxable	694	(178)	516
Tax- exempt	—	12	12
Federal funds sold and securities purchased under agreements to resell	4	(129)	(125)
Other	22	(2)	20

	6,890	(1,873)	5,017

Interest-bearing liabilities:
Interest checking	$90	$(84)	$6
Savings and money market accounts	834	(927)	(93)
Certificates of deposit	2,191	(1,009)	1,182

Total interest bearing deposits	3,115	(2,020)	1,095
Securities sold under agreements to repurchase	141	(198)	(57)
Federal funds purchased	11	(12)	(1)
Federal Home Loan Bank advances	287	(17)	270

	3,554	(2,247)	1,307

Increase (decrease) in net interest income	$3,336	$374	$3,710

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an ALL that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses was $247,000 and $298,000 for the three months ended September 30, 2002 and 2001, respectively, and $688,000 and $1,023,000 for the nine months ended September 30, 2002 and 2001, respectively.

Based upon our management’s evaluation of the loan portfolio, our management believes the ALL to be adequate to absorb losses on existing loans that may become uncollectible. The decrease in the provision for loan losses when comparing the amounts for 2002 to the amounts for 2001 was primarily due to the relative decrease in the growth of the loan portfolio between December 31, 2001 and September 30, 2002 ($57.0 million) when compared to the period between December 31, 2000 and September 30, 2001 ($82.5 million). Based upon our management’s assessment of the loan portfolio, we adjust our ALL to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. Consistent with the growth in our loan portfolio, this assessment has resulted in increases to our ALL and a charge to our results of operations through the provision for loan losses. While our policies and procedures used to estimate the ALL, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our ALL.

Noninterest Income. Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the sale of investment products, as well as various other components of noninterest income, often reflect changing market conditions, our noninterest income may fluctuate more on a quarter to quarter basis than does net interest income.

For the three months ended September 30, 2002, our noninterest income was $497,000, which was an increase of $204,000, or 70%, when compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, our noninterest income was $1,259,000, which was an increase of $416,000, or 49%, when compared to the nine months ended September 30, 2001. Noninterest income comprised 18% of our total revenues (net interest income plus noninterest income) for the third quarter of

2002 and 18% for the nine months ended September 30, 2002. It is our goal to increase the percentage of noninterest income to total revenues over time such that we develop more diversified fee-generating revenue streams. The following is the makeup of our quarterly noninterest income for the last six quarters from the second quarter of 2001 through the third quarter of 2002 (dollars in thousands):

	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2002	2002	2001	2001	2001

Service charges on deposit accounts	$80	$67	$54	$43	$27	$15
Investment sales commissions and fees	221	275	182	277	155	243
Gain on sale of participations	13	23	22	132	59	—
Gain on sale of securities	—	—	—	—	—	—
Other noninterest income	183	97	42	45	52	110

Total noninterest income	$497	$462	$300	$497	$293	$368

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. Market dynamics play a particularly important role in the success of this business line. At September 30, 2002, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $166 million in brokerage assets held under management compared to $136 million at December 31, 2001. Since our inception, Pinnacle National’s partner for the offering of broker-dealer and investment advisory services to our client base has been LM Financial Partners, Inc., an affiliate of Legg Mason Wood Walker. During the third quarter of 2002, Legg Mason Wood Walker announced the sale of LM Financial Partners, Inc. to Raymond James Financial Services. As a result, we anticipate that Raymond James Financial Services will be our new partner for broker-dealer and investment advisory services beginning sometime prior to the end of 2002. We anticipate that this sale of LM Financial Partners, Inc. to Raymond James Financial Services will be beneficial to our client base over the long-term.

Another noninterest income item for the first nine months of 2002 and for the year ended December 31, 2001 was related to our sale of certain loan participations, which were primarily related to new lending transactions in excess of internal loan limits, to our correspondent banks. At September 30, 2002 and pursuant to participation agreements with these correspondents, our aggregate participations sold was approximately $29.9 million of originated loans to these correspondent banks compared to approximately $22.0 million at December 31, 2001. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, we recorded $58,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations for the nine months ended September 30, 2002. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly from quarter to quarter.

Other noninterest income also increased during the third quarter of 2002 over that of more recent quarters. Included in the third quarter 2002 amounts is $65,000 related to our commencing the sale of title and other insurance products as well as the investment by Pinnacle National in certain bank-owned life insurance contracts. These life insurance contracts are owned by Pinnacle National with any benefits attributable to these contracts payable to Pinnacle National.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended September 30, 2002, we incurred approximately $2,182,000 in noninterest expenses compared to $1,607,000 for the three months ended September 30, 2001. The following table shows the trend in noninterest expense for the last six quarters from the second quarter of 2001 through the third quarter of 2002 (dollars in thousands):

	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2002	2002	2001	2001	2001

Personnel expense	$1,427	$1,229	$1,108	$923	$1,053	$1,082
Occupancy and equipment	370	338	341	317	282	274
Other noninterest expense	385	305	256	364	273	246

Total noninterest expense	$2,182	$1,872	$1,705	$1,604	$1,608	$1,602

Efficiency ratio	78.6%	82.2%	85.9%	83.7%	128.2%	155.7%

Our expense base has increased during 2002 for such items as additional personnel, salary increases and incentives, the Green Hills office being opened for a full calendar year and other items related to our growth. Our efficiency ratio, which is noninterest expense divided by total revenues, was 79% in the third quarter of 2002 compared to 128% in the third quarter of 2001. This decrease was reflective of revenue growth exceeding the growth in noninterest expense. For the first nine months of 2002, our efficiency ratio was 82% compared to 163% for the first nine months of 2001. We believe the efficiency ratio will continue to improve throughout the remainder of 2002 and into 2003, although not at the same pace as we have experienced this year.

Income Taxes. For all quarters prior to the fourth quarter of 2001, we did not recognize an income tax benefit because we recorded a full valuation allowance against our net deferred tax assets. As discussed under “Critical Accounting Policies” above, in the fourth quarter of 2001 we determined that it was more likely than not that we would realize the tax benefits of our accumulated net operating losses and other charges. As a result, during the quarter, we eliminated all of the valuation allowance and recorded a deferred income tax benefit of $2,065,000 in our results of operations for the year ended December 31, 2001. For the three months and nine months ended June 30, 2002, we recorded deferred income tax expense of $137,000 and $229,000, which represents an effective tax rate of 39% in each period.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands):

	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2002	2002	2001	2001	2001

End of period balances:
Total loans	$191,300	$170,427	$151,280	$134,440	$94,883	$69,319
Total assets	278,750	229,795	192,476	175,439	130,158	101,187
Total deposits	212,914	168,752	149,460	133,259	100,104	74,890
Total stockholders’ equity	32,090	31,402	18,172	18,291	16,682	13,634
Results of operations:
Interest income	$3,426	$2,872	$2,578	$2,212	$1,762	$1,298
Interest expense	1,146	1,057	892	792	800	637

Net interest income	2,280	1,815	1,686	1,420	962	661
Provision for loan losses	247	232	209	647	298	362
Noninterest income	497	462	300	497	293	368
Noninterest expense	2,182	1,872	1,705	1,604	1,608	1,602

Net loss before taxes	348	173	72	(334)	(651)	(935)
Income tax (benefit) expense	137	66	27	(2,065)	—	—

Net income (loss)	$211	$107	$45	$1,731	$(651)	$(935)

Our management believes earning assets should continue to increase with associated increases in net interest income. The amounts of increased net interest income along with increased noninterest income should exceed the amount of increases in the provision for loan losses and noninterest expense and be sufficient to produce improved results throughout the remainder of 2002.

Financial Condition

We continued to experience significant growth between December 31, 2001 and September 30, 2002. At September 30, 2002, we had total assets of $278.8 million compared to $175.4 million at December 31, 2001. This significant increase in assets was generally reflected in loans and was funded primarily by increases in deposits and other borrowings and by the proceeds from our recently completed common stock offering. We anticipate that assets will continue to increase throughout the remainder of fiscal year 2002.

Loans. The composition of loans at September 30, 2002 and December 31, 2001 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2002		December 31, 2001

	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Commercial real estate – mortgage	$48,996	25.6%	$36,179	26.9%
Commercial real estate – construction	2,988	1.6	5,977	4.4
Commercial – other	87,955	46.0	59,839	44.5

Total commercial	139,939	73.2	101,995	75.8

Consumer real estate – mortgage	41,275	21.6	26,535	19.7
Consumer real estate – construction	2,466	1.2	381	0.3
Consumer — other	7,620	4.0	5,529	4.2

Total consumer	51,361	26.8	32,445	24.2

Total loans	$191,300	100.0%	$134,440	100.0%

The following table classifies our fixed and variable rate loans at September 30, 2002 and December 31, 2001 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.

	Loans with	Loans with	Total
	fixed rates	variable rates	loans

	(dollars in thousands)
September 30, 2002:
Due within one year	$1,599	$106,830	$108,429
Due in one year through five years	44,317	21,133	65,450
Due after five years	14,461	2,960	17,421

Total loans	$60,377	$130,923	$191,300

December 31, 2001:
Due within one year	$3,120	$62,323	$65,443
Due in one year through five years	36,185	15,902	52,087
Due after five years	11,785	5,125	16,910

Total loans	$51,090	$83,350	$134,440

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

	September 30,	December 31,
	2002	2001

	(dollars in thousands)
Nonaccrual loans (1)	$70	$250
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	70	250
Accruing loans past due 90 days or more	41	—

Total nonperforming assets and accruing loans past due 90 days or more	$111	$250

Total loans outstanding	$191,300	$134,440
Ratio of total nonperforming assets to total loans outstanding and other real estate owned at end of period	0.06%	0.19%

(1)	Interest income that would have been recorded had the above loans not been placed in nonaccruing status for the nine months ended September 30, 2002 and for the year ended December 31, 2001 was $8,000 and $5,000, respectively.

Potential problem assets, which are not included in nonperforming assets, amounted to $1.2 million or 0.6% of total loans at September 30, 2002. There were no such assets at December 31, 2001. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses. We maintain the allowance for loan losses (ALL) at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of September 30, 2002 and December 31, 2001, our ALL was $2,427,000 and $1,832,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 73% of our loan portfolio at September 30, 2002, as compared to 76% at December 31, 2001, consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a meaningful credit exposure of loans outstanding, plus unfunded lines of credit to borrowers in the trucking industry and to operators of commercial, income-producing properties at September 30, 2002 and December 31, 2001. Credit exposure to the trucking industry approximated $27.1 million and $21.1 million at September 30, 2002 and December 31, 2001, respectively, while credit exposure to operators of commercial, income-producing properties approximated $7.6 million at September 30, 2002 and $8.2 million at December 31, 2001. We evaluate our exposure level to these industry groups periodically in order to determine if additional reserves are warranted.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of September 30, 2002 and December 31, 2001:

	September 30, 2002		December 31, 2001

	(dollars in thousands)
		Percentage		Percentage
	Amount	of ALL	Amount	of ALL

Commercial	$1,490	61.4%	$1,077	58.8%
Consumer	452	18.6	298	16.3
Unallocated	485	20.0	457	24.9

Totals	$2,427	100.0%	$1,832	100.0%

Summary of Loan Loss Experience. During the second quarter of 2002, we charged-off $91,000 related to a particular loan, which prior to the charge-off date, had been assigned a valuation reserve of $150,000 at December 31, 2001. Prior to the second quarter of 2002, we had not charged off any loans since our we opened Pinnacle National in October of 2000. During the third quarter of 2002, a consumer loan of $2,000 was also charged-off. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2002, for the year ended December 31, 2001 and the ratio of the allowance for loan losses to total loans as of the end of each period:

	Nine Months Ended	Year Ended
	June 30, 2002	December 31, 2001

	(dollars in thousands)
Balance at beginning of period	$1,832	$162
Provision for loan losses	688	1,670
Charged-off loans	(93)	—
Recovery of previously charged-off loans	—	—

Balance at end of period	$2,427	$1,832

Ratio of the allowance for loan losses to total loans at the end of the period	1.27%	1.36%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $57.1 million and $19.9 million at September 30, 2002 and December 31, 2001, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
Securities available-for-sale – September 30, 2002:
U.S. government and agency securities	$8,067	$499	$—	$8,566
Mortgage-backed securities	46,698	641	(40)	47,299
State and municipal securities	1,153	44	—	1,197

Totals	$55,918	$1,184	$(40)	$57,062

Securities available-for-sale — December 31, 2001:
U.S. government and agency securities	$2,992	$72	$—	$3,064
Mortgage-backed securities	16,813	97	(88)	16,822
State and municipal securities	—	—	—	—

Totals	$19,805	$169	$(88)	$19,886

We have not sold any securities available-for-sale since inception on February 28, 2000, and therefore, have not realized any gains or losses from the sale of securities during the three or nine months ended September 30, 2002 or during the year ended December 31, 2001. At September 30, 2002, approximately $34.2 million of our available-for-sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of September 30, 2002, and December 31, 2001.

	U.S. government		Mortgage-		State and
	and Agency		backed		Municipal
	Securities		Securities		Securities		Totals

(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale – September 30, 2002:
Due in one year or less	$—	—	$—	—	$—	—	$—	—
Due in one year to five years	3,233	4.5%	—	—	—	—	3,233	4.5%
Due in five years to ten years	5,333	5.6%	—	—	1,197	6.4%	6,530	5.8%
Due after ten years	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	47,299	5.8%	—	—	47,299	5.8%

Totals	$8,566	5.2%	$47,299	5.8%	$1,197	6.4%	$57,062	5.7%

Securities available-for-sale – December 31, 2001:
Due in one year or less	$—	—	$—	—	$—	—	$—	—
Due in one year to five years	—	—	—	—	—	—	—	—
Due in five years to ten years	3,064	6.5%	—	—	—	—	3,064	6.5%
Due after ten years	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	16,822	5.9%	—	—	16,822	5.9%

Totals	$3,064	6.5%	$16,822	5.9%	$—	—%	$19,886	6.0%

Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range. Yields for state and municipal securities were computed on a tax equivalent basis.

Deposits and Other Borrowings. We had approximately $212.9 million of deposits at September 30, 2002, as compared to $133.3 million at December 31, 2001. Average deposit balances for the nine months ended September 30, 2002 and 2001 are presented in the table on page 16. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $16.7 million at September 30, 2002 compared with $14.7 million at December 31, 2001. Additionally, at September 30, 2002 and December 31, 2001, we had borrowed $15.5 million and $8.5 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati.

The amounts of time deposits issued in amounts of $100,000 or more as of September 30, 2002 and December 31, 2001 amounted to $85.8 million and $48.6 million, respectively. The following table shows the amount of public fund time deposits, brokered time deposits and all other time deposits for time deposits issued in denominations of $100,000 or more (in thousands):

	September 30, 2002	December 31, 2001

Time deposits of $100,000 or more:
Public funds	$10,840	$8,511
Brokered deposits (*)	42,953	27,556
Other	29,299	12,489

Totals	$83,092	$48,556

(*)	Generally, brokered time deposits are sold by brokers to investors in denominations of less than $100,000, however, for purposes herein, we have included such deposits in the greater than $100,000 category as we issue the underlying certificates in amounts greater than $100,000 to the central depository clearing agency.

The following table shows our time deposits over $100,000 by category, which is based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months:

	September 30, 2002	December 31, 2001

Time deposits of $100,000 or more:
Three months or less	$20,452	$11,403
Over three but less than six months	17,423	12,435
Over six but less than twelve months	21,546	5,315
Over twelve months	23,671	19,403

Totals	$83,092	$48,556

Capital Resources. Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At September 30, 2002 and December 31, 2001, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. For the first nine months of 2002, our stockholders’ equity increased from December 31, 2001 due to three factors. Net income for the six-month period was $211,000, plus an increase in the market value of our available-for-sale securities resulted in an increase in accumulated other comprehensive income of $691,000 and, during the second quarter of 2002, we concluded a follow-on offering of our common stock to the general public. As a result of this offering, we sold 1.2 million shares of common stock to the general public at $10.25 per share. The underwriters also exercised an over-allotment option and purchased an additional 180,000 shares at $10.25 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $12.7 million, of which approximately $10.1 million was invested into Pinnacle National as capital to support its future growth. As a result, our stockholders’ equity amounted to $32.1 million at September 30, 2002, compared to $18.3 million at the end of 2001.

In the future, our primary source of funds available will be Pinnacle National’s payment of dividends and, if we lend funds to Pinnacle National, payment of interest. Banking regulations limit the amount of dividends that may be paid by Pinnacle National without prior approval of the OCC. Currently, Pinnacle National cannot pay us any dividends without prior approval of the OCC.

At September 30, 2002, we had no material commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson and surrounding counties. As a result, we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Rivergate area of Davidson County in late 2002 or early 2003. We currently anticipate such a facility to cost approximately $1,600,000 to construct.

Management believes Pinnacle National would be categorized as well capitalized. In order to be considered well capitalized, pursuant to banking regulations, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I capital to average asset ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual minimum and “well capitalized” capital amounts and ratios at September 30, 2002 and December 31, 2001:

			Minimum		To Be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$33,774	15.0%	$18,033	8.0%	not applicable
Pinnacle National	$30,239	13.4%	$18,033	8.0%	$22,542	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,347	13.9%	$9,017	4.0%	not applicable
Pinnacle National	$27,812	12.3%	$9,017	4.0%	$13,525	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,347	12.9%	$9,731	4.0%	not applicable
Pinnacle National	$27,812	11.4%	$9,731	4.0%	$12,164	5.0%
At December 31, 2001
Total capital to risk weighted assets:
Pinnacle Financial	$18,188	11.2%	$12,971	8.0%	not applicable
Pinnacle National	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$16,356	10.1%	$6,486	4.0%	not applicable
Pinnacle National	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$16,356	11.6%	$5,649	4.0%	not applicable
Pinnacle National	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(*)	Average assets for the above computation were computed using average balances for the quarter ended September 30, 2002 and December 31, 2001.

Also, in connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At September 30, 2002 and December 31, 2001, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 11.4% and 11.0%, respectively.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to us under federal banking laws and the regulations of the OCC. We in turn are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to Pinnacle Financial until it has a positive retained earnings account. At September 30, 2002, Pinnacle National’s accumulated deficit was approximately $3.0 million. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity

The following table shows return on assets (net income (loss) divided by average total assets), return on equity (net income (loss) divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the nine months ended September 30, 2002 (annualized) and for the year ended December 31, 2001.

	Nine months ended	Year Ended
	September 30, 2002	December 31, 2001

Return on assets	0.14%	(1.20)%
Return on equity	1.2%	(7.8)%
Dividend payout ratio	—%	—%
Stockholders’ equity to asset ratio	11.7%	15.3%

Market Risk Management – Asset / Liability Management

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayments (i.e., mortgage-backed securities) and early withdrawals (i.e., time deposits) also could deviate from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

At September 30, 2002 and December 31, 2001, our cumulative twelve-month interest rate-sensitivity gap ratios of earning assets to interest bearing liabilities were 91% and 82%, respectively, which were within our targeted ratio of 75% to 125% in this time horizon. These ratios indicate that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, would have a negative impact on our margin. However, deposit pricing will generally lag both in depth and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position at September 30, 2002 to manage our net interest margins through an upward rate environment.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of September 30, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our clients. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

	Interest Sensitive Periods

	Months

		Over Three	Total		More
	Within	Through	One	1 - 5	Than 5
(dollars in thousands)	Three	Twelve	Year	Years	Years	Totals

Earning assets:
Securities, available-for-sale (1)	$4,663	$9,179	$13,842	$22,227	$19,849	$55,918
Loans	111,112	24,830	135,942	43,718	11,640	191,300
Federal funds sold and securities purchased under agreements to resell	11,283	—	11,283	—	—	11,283

Total earning assets	127,058	34,009	161,067	65,945	31,489	258,501

Interest bearing liabilities:
NOW, money market, savings (2)	$82,692	$—	$82,692	$—	$—	$82,692
Certificates of deposit	23,249	47,111	70,360	26,820	—	97,180
Securities sold under agreements to repurchase	16,720	—	16,720	—	—	16,720
Federal Home Loan Bank advances	—	6,500	6,500	9,000	—	15,500

Total interest bearing liabilities	122,661	53,611	176,272	35,820	—	212,092

Interest sensitive gap:
For indicated period	$4,397	$(19,602)	$(15,205)	$30,125	$31,489	$46,409

Cumulative	$4,397	$(15,205)	$(15,205)	$14,920	$46,409	$46,409

Ratio of earning assets to interest bearing liabilities:
For indicated period	104%	61%	91%	184%	—	122%
Cumulative	104%	91%	91%	107%	122%	122%

(1)	At amortized cost, includes impact of anticipated mortgage-backed prepayments and agency calls.

(2)	All NOW, money market and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW , money market and savings accounts were not considered interest-sensitive, the earning assets to interest bearing liabilities ratio at the one year horizon would have been 169%.

(3)	Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as “within three months” regardless of maturity. Nonearning assets (cash and due from banks, premises and equipment and other assets), noninterest-bearing liabilities (demand deposits and other liabilities) and shareholders’ equity are considered to be noninterest-sensitive for purposes of this presentation and thus are not included in the above table.

     Derivatives. We may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2002 and December 31, 2001, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Liquidity Risk Management - The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

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

At September 30, 2002, we had approximately $35.9 million of liquid assets compared to $18.6 million at December 31, 2001. For purposes of liquidity management, liquid assets are cash and cash equivalents and the anticipated cash flows from available-for-sale securities for the next year. This amount represented 13% of our total assets at September 30, 2002 compared to 11% at December 31, 2001.

Our consolidated statement of cash flows shows net cash provided or used by operating, investing and financing activities. These activities resulted in an increase in cash and cash equivalents of $7.5 million for the nine months ended September 30, 2002 compared to a decrease in cash and cash equivalents of $5.5 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we provided $1.9 million in net cash from operating activities compared to using for operating activities $1.5 million during the nine months ended September 30, 2001. Net cash used for investing activities amounted to $96 million for the nine months ended September 30, 2002 as we deployed a portion of the $101.5 million in funds received from financing activities in earning assets and premises and equipment.

At September 30, 2002, we had unfunded loan commitments outstanding of $60.6 million and outstanding standby letters of credit of $12.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, Pinnacle National could sell participations in these or other loans to correspondent banks. To date, Pinnacle National has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At September 30, 2002, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of September 30, 2002, which by their terms have contractual maturity dates subsequent to September 30, 2002:

	Within	Two years to	Four years to	Over
(dollars in thousands)	One year	Three years	Five years	Five years	Totals

Unfunded commitments:
Letters of credit	$10,397	$2,116	$297	$—	$12,810
Lines of credit	37,797	5,894	2,032	14,878	60,601

Totals	$48,194	$8,010	$2,329	$14,878	$73,411

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2002, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $15.5 million at the following rates and maturities:

	Dollar Amount	Interest Rate

	(dollars in thousands)
Federal Home Loan Bank advances by Maturity Date:
April 17, 2003	$2,000	3.04%
April 25, 2003	1,500	2.84
June 18, 2003	3,000	3.13
October 17, 2003	2,000	3.42
March 29, 2004	3,000	4.38
July 31, 2004	4,000	2.94

	$15,500

Weighted average interest rate for advances		3.32%

Based on the collateral pledged to the Federal Home Loan Bank of Cincinnati, Pinnacle National had additional capacity at September 30, 2002 which it could use to secure additional advances, subject to Federal Home Loan Bank of Cincinnati requirements.

At September 30, 2002, brokered certificates of deposit approximated $43.0 million, or 19.8% of total deposits. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

The following table presents additional information about our contractual obligations as of September 30, 2002, which by their terms have contractual maturity and termination dates subsequent to September 30, 2002:

	Within	Two years to	Four years to	Over
(dollars in thousands)	One year	Three years	Five years	Five years	Totals

Contractual obligations:
Certificates of deposit	$70,360	$26,735	$85	$—	$97,180
Securities sold under agreements to repurchase	16,720	—	—	—	16,720
Federal Home Loan Bank advances	6,500	9,000	—	—	15,500
Operating leases	396	822	864	2,023	4,105

Totals	$93,976	$36,557	$949	$2,023	$133,505

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

ITEM  3.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Within 90 days before the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within the Company and its consolidated subsidiary. There have been no significant changes in the Company’s internal controls or to the Company’s knowledge other factors that could significantly affect internal controls and procedures subsequent to the date of such evaluation.

PART  II.   OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM  2.   CHANGES IN SECURITIES

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

ITEM  3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5.   OTHER INFORMATION

None.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certifications pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(b)	Reports on form 8-K

On August 13, 2002, the Company filed a Form 8-K to report the Company’s change from trading on the Nasdaq SmallCap Market to the Nasdaq National Market under the ticker symbol “PNFP”.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By:	/s/ M. Terry Turner M. Terry Turner President and CEO

Date: November 5, 2002

By:	/s/ Harold R. Carpenter Harold R. Carpenter Chief Financial Officer

Date: November 5, 2002

PINNACLE FINANCIAL PARTNERS, INC.

Certification – President and Chief Executive Officer

I, M. Terry Turner, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Pinnacle Financial Partners, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	Signature:	/s/ M. Terry Turner
M. Terry Turner, President and Chief Executive Officer

PINNACLE FINANCIAL PARTNERS, INC.

Certification – Chief Financial Officer

I, Harold R. Carpenter, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Pinnacle Financial Partners, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	Signature:	/s/ Harold R. Carpenter
Harold R. Carpenter, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certifications pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002