Form 10KSB
period 2002-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2003-03-06
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Name of small business issuer in its charter)

Tennessee	62-1812853

(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201

(Address of principal executive offices)

(615) 744-3700

(Issuer’s telephone number)

Securities registered pursuant to Section 12 (b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $1.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year: $14,292,875

Aggregate market value of the voting stock held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $43,252,000 as of February 27, 2003.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,692,053 shares of common stock as of March 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 15, 2003, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure format (check one):     Yes   ☐    No   ☒

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (Pinnacle Financial) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of the Bank to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PART I

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its subsidiary Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank.” References herein to the fiscal years 2000, 2001 and 2002 mean the period from February 28, 2000 (inception) to December 31, 2000 and our fiscal years ended December 31, 2001 and 2002, respectively.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Pinnacle Financial is a Tennessee corporation that was incorporated on February 28, 2000 to organize and serve as the holding company for Pinnacle National, a national bank chartered under the laws of the United States. Pinnacle National commenced its banking operations on October 27, 2000, and operates as a community bank in an urban market emphasizing personalized banking relationships with individuals and businesses located within the Nashville metropolitan statistical area (MSA). We own 100% of the capital stock of Pinnacle National.

There were 182 commercial banks chartered in the United States in 2000, excluding those institutions that appear to have transferred an existing charter to a new charter. Based on FDIC information as of December 31, 2002, Pinnacle National was the largest and fastest growing of these banks in terms of total assets. We believe that one of the principal factors contributing to our rapid growth thus far has been our ability to effectively position ourselves as a locally managed community bank committed to providing outstanding service and trusted financial advice.

Opportunity. We believe there are three major trends in the Nashville MSA that strengthen our strategic market position as a locally managed community bank:

•	Customers generally perceive that service levels at banks are declining. We believe this is largely attributable to integration issues resulting from consolidation in the bank and brokerage industries. Additionally, small business owners want a reliable point of contact that is knowledgeable about their business and the financial products and services that are important to the success of their business.

•	Client usage of more sophisticated financial products continues to grow, causing traditional banks to lose market share to other types of financial services companies, such as mutual fund companies and securities brokerage firms.

•	There is significant growth in the demand for convenient access to financial services, particularly through ATMs, telephone banking and Internet banking.

We believe that our primary market segments, which are small businesses with annual sales from $1 million to $25 million and affluent households with investable assets over $250,000, are more likely to be disaffected by the banking industry’s perceived decline in customer service and lack of financial product sophistication. To overcome these customer perceptions and attract business from these market segments, we seek to hire only seasoned professionals, from both the banking and brokerage industries, and strategically designed our banking, investment and insurance products to meet the expected needs of our targeted market segments. Accordingly, our marketing philosophy is centered on delivering exceptional service and effective financial advice through highly trained personnel who understand and care about the broad financial needs and objectives of our clients.

Business Strategies. To carry out our marketing philosophy, our specific business strategies have been and will continue to be:

•	Hiring and retaining highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business, with small businesses and affluent households within the Nashville MSA;

•	Providing individualized attention with consistent, local decision-making authority;

•	Offering a full line of financial services to include traditional depository and credit products, as well as, sophisticated investment and insurance products;

•	Capitalizing on customer dissatisfaction that we believe exists and that has been caused by what we believe to be our competitors’ less than satisfactory response to the financial needs of today’s sophisticated consumers and small- to medium-sized businesses;

•	Building on our directors’ and officers’ diverse personal and business contacts, community involvement and professional expertise;

•	Establishing a distribution strategy designed to prudently expand our physical and virtual market presence, thereby providing convenient banking access for our clients 24 hours a day; and

•	Using technology and strategic alliances, including those established through Pinnacle National’s brokerage division, Pinnacle Asset Management, to provide a broad array of sophisticated and convenient products and services.

We believe that our business strategies allow us to effectively distinguish ourselves from other financial institutions operating within the Nashville MSA and successfully attract and retain business relationships with small businesses and affluent households.

Market Area. Pinnacle National’s primary service area, which comprises the Nashville metropolitan statistical area, includes the following counties:

•	Cheatham County	•	Davidson County
•	Dickson County	•	Robertson County
•	Rutherford County	•	Sumner County
•	Williamson County	•	Wilson County

This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of 1.2 million people.

Nashville is a large, fast growing metropolitan market. It is the capital of Tennessee and, according to a Lehman Brothers research report, was one of the fastest growing MSAs in the United States during the 1990’s, ranking 18th among the 100 largest MSAs in terms of population growth. Nashville is projected by this report to be the 4th fastest growing MSA in terms of per capita income growth from 2000 to 2005 and to remain within the top twenty in future population growth for the same period.

Pinnacle National’s main office is located in Nashville’s central business district in downtown Nashville. The downtown market consists of a variety of commercial establishments and entertainment venues. We believe that the downtown area is an important location for financial institutions requiring visibility within Nashville’s prominent commercial and private banking markets. Accordingly, we believe that this location is well suited for our bank’s business development efforts.

In November 2000, Pinnacle National opened a branch office in Brentwood in Williamson County. In September 2001, Pinnacle National opened a second branch office in the Green Hills area of Nashville. Subject to regulatory approvals, Pinnacle National intends to open a third branch office in the Rivergate area of Davidson County in March of 2003. Management believes these additional offices have strengthened and will continue to strengthen Pinnacle National’s market presence, allowing it to grow its customer base more rapidly.

The economic success of Pinnacle National’s primary service area depends heavily upon the economic viability of the metropolitan Nashville, Tennessee area. Nashville is the capital of Tennessee and a city that we believe is an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors.

Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises such as Vanderbilt University and Medical Center, HCA Inc., Saturn Corporation and Nissan Motor Manufacturing Corporation USA. Additionally, according to the Nashville Area Chamber of Commerce, the regional economy has outperformed the state and national economies during the most recent economic slowdown and continues to benefit from low unemployment, consistent job growth, substantial outside investment and expansion and a well trained and growing labor force. We anticipate that these factors will continue to cause more businesses to relocate to, or start operations in, the Nashville MSA and, in turn, will increase the demand for depository and lending services within our market at a pace faster than national averages.

Competition. According to FDIC data, bank and thrift deposits in the Nashville MSA grew from approximately $12.9 billion in June 1995 to more than $18.3 billion in June 2002. As of June 30, 2002, approximately 77.3% of this deposit base was controlled by large, multi-state banks headquartered outside of Nashville, which included AmSouth (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), USBancorp (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia) and Union Planters Corporation (headquartered in Memphis, Tennessee). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of AmSouth (including the acquired First American National Bank), Bank of America and SunTrust declined from 59.5% to 53.0% during the five years ended June 30, 2002. Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Nashville MSA have been able to increase their deposit market share in recent years at the expense of these larger, multi-state banks.

We also believe that positioning Pinnacle National solely as a community bank will not be enough to compete in today’s financial industry. In the wake of modern technology and the prosperity of the United States’ financial markets over the past decade, banking clients have generally become more sophisticated in their approach to selecting financial services providers. We believe that the most important criteria to our bank’s targeted clients when selecting a bank is their desire to receive exceptional customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, we believe that many of our bank’s targeted clients would prefer to deal with a locally-owned institution headquartered in Nashville, like Pinnacle National, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.

Lending Services

Pinnacle National offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities. It competes for these loans with competitors who are well established in the Nashville MSA.

Pinnacle National’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, officers with a higher lending limit, Pinnacle National’s board of directors or the executive committee of the board will determine whether to approve the loan request.

Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2002, Pinnacle National is able to loan any one borrower a maximum amount equal to approximately $4.6 million plus an additional $3.1 million, or a total of approximately $7.7 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as Pinnacle National’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, Pinnacle National imposes upon itself an internal lending limit which is less than the prescribed legal lending limit, thus further reducing its exposure to any single borrower.

The principal economic risk associated with each category of loans that Pinnacle National expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees. Many of Pinnacle National’s commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness, these businesses may be more adversely affected than larger enterprises, and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

Pinnacle National’s commercial clients borrow for a variety of purposes. The terms of these loans will vary by purpose and by type of any underlying collateral and include equipment loans and working capital loans. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle National also makes a variety of commercial real estate loans, residential real estate loans and real estate construction and development loans.

Pinnacle National also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit.

Investment Securities

In addition to loans, Pinnacle National has other investments primarily in obligations of the United States government, obligations guaranteed as to principal and interest by the United States government and other securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The executive committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle National’s asset liability management policy as set by the board of directors.

Asset and Liability Management

Our Asset Liability Management Committee (“ALCO”) is composed of senior managers of Pinnacle National, manages Pinnacle National’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. The ALCO conducts these management functions within the framework of written policies that Pinnacle National’s board of directors has adopted. The ALCO works to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

Additionally, we may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities. We may use derivatives as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2002 and 2001, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Deposit Services

Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, the Nashville MSA. Pinnacle National obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Investment Services

During 2002, Pinnacle National contracted with Raymond James Financial Service, Inc. (“RJFS”), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle National’s locations. RJFS is a subsidiary of Raymond James Financial, Inc. Prior to the alliance with RJFS, Pinnacle National entered into a similar arrangement in 2000 with LM Financial Partners, or LMFP, an affiliate of Legg Mason Wood Walker, Inc., the principal broker-dealer subsidiary of Legg Mason, Inc. During 2002, RJFS acquired LMFP from Legg Mason Wood Walker, Inc.

Pinnacle National offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle National’s clients in achieving their financial objectives consistent with their risk tolerances. Pinnacle National’s suite of investment products include:

•	Mutual Funds	•	Fixed Annuities
•	Variable Annuities	•	Stocks
•	Money Market Instruments	•	Financial Planning
•	Treasury Securities	•	Asset Management Accounts
•	Bonds	•	Listed Options

All of the financial products listed above are offered by RJFS from Pinnacle National’s main office and its other offices in Brentwood and Green Hills. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle National’s general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs. In addition to the compliance monitoring provided by RJFS, Pinnacle National has developed a comprehensive compliance-monitoring program to further insure that Pinnacle National personnel deliver these products in a manner consistent with the various regulations governing such activities.

Pinnacle National receives a minimum lease payment each month for each leased area, plus a percentage of commission credits and fees generated by the program. Pinnacle National remains responsible for various expenses associated with the program, including promotional and advertising expenses, furnishings and equipment expenses for the leased areas, and general personnel costs.

Additionally, Pinnacle National offers various life and health insurance products through Mass Mutual, a licensed insurance agency and affiliate of Mass Mutual Life Insurance, in order to assist clients in achieving their financial objectives. These insurance products are sold by a licensed insurance agent who is not an employee of Pinnacle

National, with Pinnacle National providing advertising and promotional services in addition to separate office space for the agent.

Other Banking Services

Given client demand for increased convenience in accessing banking and investment services, Pinnacle National also offers a broad array of convenience-centered products and services, including 24 hour telephone and internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle National is associated with a nationwide network of automated teller machines that our clients are able to use throughout Tennessee and other regions. In most cases, Pinnacle National reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network. Pinnacle National does not plan to exercise trust powers during its initial years of operation, but may do so in the future subject to the approval of the OCC.

Pinnacle National also offers its targeted commercial clients a courier service which picks up non-cash deposits from the client’s place of business. Pinnacle National provides this service through a third party that is approved by the State of Tennessee Public Service Commission for bank-related work.

Employees

At March 1, 2003, Pinnacle National employed 66 employees of which 65 were full time. Pinnacle National considers its relationship with all employees to be excellent.

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial’s and Pinnacle National’s operations. These laws and regulations are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework which apply.

Pinnacle Financial

We are a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	Acquiring all or substantially all of the assets of any bank; or

•	Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for five years. As a result under current Tennessee law, no bank holding company may acquire control of us until after October 27, 2005. Legislation has been introduced in the Tennessee General Assembly to reduce this time period from five years to three years.

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

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amends the Bank Holding Company Act and expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

•	Financial in nature;

•	Incidental to a financial activity; or

•	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The Gramm-Leach-Bliley Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

•	Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company and Gramm-Leach-Bliley Acts, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.

To qualify to become a financial holding company, any of our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate in the future, we may seek to become a financial holding company.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for our subsidiary, Pinnacle National, and to commit resources to support Pinnacle National. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Pinnacle National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Pinnacle National

Pinnacle National is a national bank chartered under the federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines Pinnacle National’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Pinnacle National’s deposits are insured by the FDIC to the maximum extent provided by law. Pinnacle National also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. Pinnacle National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger or branch acquisition. Tennessee, however only permits an out-of-state bank, short of an interstate merger, to branch into Tennessee through branch acquisition if the state of the out-of-state bank permits Tennessee based banks to acquire branches there.

FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy

We and Pinnacle National are required to comply with the capital adequacy standards established by the Federal Reserve, in our case, and the OCC, in the case of Pinnacle National. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Pinnacle National is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2002, our ratio of total capital to risk-weighted assets was 13.8% and our ratio of Tier 1 capital to risk-weighted assets was 12.7%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As a newly-organized bank, through the third quarter of 2003, we are required to maintain such ratio at a minimum of 8%. At December 31, 2002, our leverage ratio was 11.1%. The guidelines also provide that bank holding companies experiencing high internal growth, as is our case, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

If our growth rate continues, as we presently anticipate, our assets will grow faster than our capital and our capital ratios will decline. In order to maintain capital at Pinnacle National at appropriate levels, we may be required to incur borrowings or issue additional equity securities. We have committed to the Federal Reserve Bank of Atlanta that we will obtain its approval before Pinnacle Financial incurs any indebtedness.

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

Prompt Corrective Action

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2002, Pinnacle National was considered well capitalized by its primary regulator.

Payment of Dividends

We are a legal entity separate and distinct from Pinnacle National. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that Pinnacle National pays to us as its sole shareholder. Statutory and regulatory limitations apply to Pinnacle National’s payment of dividends to us as well as to our payment of dividends to our shareholders.

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. Since Pinnacle National had an accumulated deficit at December 31, 2002, of $2,665,000, we do not expect that Pinnacle National will be able to pay dividends to us during 2003.

The payment of dividends by us and Pinnacle National may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, Pinnacle National was engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that Pinnacle National stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle National are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Pinnacle National must also comply with other provisions designed to avoid the taking of low-quality assets.

Pinnacle Financial and Pinnacle National are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Pinnacle National is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. Pinnacle National has established a privacy policy to ensure compliance with federal requirements.

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by Pinnacle National are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. Pinnacle National’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

Pinnacle National’s deposit operations are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Terrorism Legislation

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Pinnacle National currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

RISK FACTORS

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered an all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. All of which might cause the trading price of our common stock to decline.

We do expect to continue to grow rapidly and such growth will require additional capital.

Our plans are to grow at a rate that is more than that normally contemplated for banks which have been in business for longer periods of time. To continue to grow, we will need to provide sufficient capital to Pinnacle National through either earnings generation, additional equity offerings or we will need to incur indebtedness from a third party and invest the proceeds into Pinnacle National or any combination of the three. Should we incur such indebtedness, we are required to obtain certain regulatory approvals beforehand. Additionally, our current plan involves increasing our branch network. However, this will also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able grow our asset base, our ability to attain our long-term profitability goals will be more difficult.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans our earnings would suffer. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral, securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies and nonaccruals, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-off’s as required by these regulatory agencies could have a negative effect on our operating results.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.

We are geographically concentrated in metropolitan Nashville, Tennessee, and changes in local economic conditions impact our profitability.

We only operate in metropolitan Nashville, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in the Nashville metropolitan area. Our profitability is impacted by the changes in general economic conditions in this market.

We have a concentration of credit exposure to borrowers in the trucking industry and to borrowers that operate nonresidential buildings.

If either of these industries experience an economic slowdown and, as a result, the borrowers are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted.

Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

We have assembled a senior management team which has a substantial background and experience in banking and financial services in the Nashville market. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in the Nashville market have higher lending limits, more banking offices, and a larger market share. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage, although many of our customers have selected us because of service quality concerns at the larger enterprises.

We are subject to various statutes and regulations that may limit our ability to take certain actions.

As a relatively new financial institution, we are subject to regulatory restrictions on, among other things, dividends, capital and borrowings that are more fully described in “Supervision and Regulations” herein.

ITEM 2. DESCRIPTION OF PROPERTIES

Pinnacle Financial’s principal offices are located at 211 Commerce Street in Nashville, Tennessee in Davidson County. These offices are leased by Pinnacle National from an unrelated third party.

Pinnacle National leases the land for its Brentwood branch office building located in Williamson County, Tennessee, but owns the building and leasehold improvements. Pinnacle National also leases the land for its Green Hills office location in Davidson County, but also owns the building and leasehold improvements. Pinnacle National intends to open a third branch location in the Rivergate area of Nashville during March of 2003 where it will own both the land and building.

Other than normal real estate commercial lending activities of Pinnacle National, the acquisition of mortgage-related securities held in Pinnacle National’s investment securities portfolio, the ownership of branch office facilities, and consumer mortgage lending, Pinnacle National generally does not invest in real estate, interests in real estate or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which Pinnacle Financial or Pinnacle National is a party or of which any of its properties are subject; nor are there material proceedings known to Pinnacle Financial or Pinnacle National to be contemplated by any governmental authority; nor are there material proceedings known to Pinnacle Financial or Pinnacle National, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Pinnacle Financial or Pinnacle National or any associate of any of the foregoing, is a party or has an interest adverse to Pinnacle Financial or Pinnacle National.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 14, 2002, Pinnacle Financial ‘s common stock has been traded on the Nasdaq National Market. Pinnacle Financial ‘s common stock was traded on the Nasdaq SmallCap Market from May 28, 2002 to August 13, 2002 after initially being traded on the OTC Bulletin Board. The following table shows the high and low, bid price information for Pinnacle Financial’s common stock for each quarter in 2001 and 2002. For the periods when the common stock was traded on the OTC Bulletin Board, these quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	Bid Price Per Share

	High	Low

2001:
First quarter	$8.00	$6.50
Second quarter	7.63	6.00
Third quarter	9.00	6.15
Fourth quarter	11.00	7.20
2002:
First quarter	$10.50	$8.75
Second quarter	11.82	9.75
Third quarter	11.75	10.90
Fourth quarter	13.30	11.01

As of February 24, 2003, Pinnacle Financial had approximately 60 shareholders of record and, additionally, approximately 900 beneficial owners.

Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National has achieved positive retained earnings and a level of profitability appropriate to fund such dividends. See Item 1. “Description of Business – Supervision and Regulation – Payment of Dividends” for additional information on dividend restrictions applicable to the Pinnacle Financial.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2002 and 2001 and our results of operations for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) to December 31, 2000. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

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

We then test the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The audit committee of our board of directors reviews the assessment prior to the filing of quarterly and annual financial information.

In assessing the adequacy of the ALL, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of Pinnacle National, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

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

Results of Operations

Our results for fiscal years 2002 and 2001 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The 2000 period is not comparable, since we spent most of the period in the development phase, and Pinnacle National only operated as a bank for approximately two months. The net income for the year ended December 31, 2002 was $648,000 compared to a net loss for the year ended December 31, 2001 of $1,137,000 and a net loss of $2,255,000 for the period from February 28, 2000 (inception) to December 31, 2000.

The following is a more detailed discussion of results of our operations comparing, for each major item in the results, the results for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) to December 31, 2000.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2002, we recorded net interest income of $8,199,000 which resulted in a net interest margin of 3.81% for the year. For the year ended December 31, 2001, we recorded net interest income of $3,490,000 which resulted in a net interest margin of 3.95% for the year. During 2001, the Federal Reserve lowered its Federal funds rate 475 basis points and in 2002 another 50 basis points in an effort to provide stimulus to the national economy. Our management believes the interest rate environment had a negative impact on our net interest income during 2002 and 2001 as a significant number of our customers are adjustable rate borrowers with their lines of credit tied primarily to our prime lending rate which declined in lock-step with the Federal funds rate declines.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the years ended December 31, 2002 and 2001 and for the period from October 27, 2000 (the commencement of banking operations) through December 31, 2000 (dollars in thousands):

	2002			2001			2000 (4)

	Average		Yields/	Average		Yields/	Average		Yields/
	Balances	Interest	Rates (1)	Balances	Interest	Rates	Balances	Interest	Rates

Interest-earning assets:
Loans (2)	$170,943	$10,518	6.15%	$67,150	$4,864	7.24%	$10,222	$170	9.34%
Securities available-for-sale:
Taxable	36,475	1,838	5.04	15,348	934	6.09	2,350	28	6.69
Tax exempt	892	42	4.71	—	—	—	—	—	—
Federal funds sold and other	7,011	185	2.64	5,850	271	4.63	9,862	121	6.89

Total interest-earning assets	215,321	12,583	5.84	88,348	6,069	6.87	22,434	319	7.98

Nonearning assets	12,627			6,677			4,882

Total assets	$227,948			$95,025			$27,316

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$9,844	$99	1.01%	$4,835	$94	1.94%	$900	$7	4.37%
Savings and money market	59,274	1,002	1.69	33,566	1,115	3.32	6,851	69	5.66
Certificates of deposit	83,873	2,712	3.23	24,439	1,133	4.64	1,098	13	6.65

Total interest-bearing deposits	152,991	3,813	2.49	62,840	2,342	3.73	8,849	89	5.65
Securities sold under agreements to repurchase	12,728	91	0.71	6,584	155	2.35	197	2	5.70
Federal funds purchased	1,163	23	1.98	886	25	2.82	—	—	—
Federal Home Loan Bank advances	13,088	435	3.32	1,704	57	3.35	—	—	—

Total interest-bearing liabilities	179,970	4,362	2.42	72,014	2,579	3.58	9,046	91	5.65

Noninterest-bearing liabilities:
Demand deposits	20,480			7,912			1,522
Other liabilities	1,095			573			169
Stockholders’ equity	26,403			14,526			16,579

Total liabilities and stockholders’ equity	$227,948			$95,025			$27,316

Net interest income (1)		8,221			3,490			228
Tax equivalent adjustment (1)		(22)			—			—

Net interest income		$8,199			$3,490			$228

Net interest spread (3)			3.42%			3.29%			2.33%
Net interest margin			3.81%			3.95%			5.71%

(1)	We computed yields based on the carrying value of those tax exempt instruments on a fully tax equivalent basis. The impact of tax exempt instruments was insignificant prior to 2002.

(2)	Average balances of nonperforming loans are included in the above amounts.

(3)	Net interest spread above excludes impact of demand deposits, including demand deposits in the average balances which would have produced a net interest spread for the year ended December 31, 2002 of 3.67% compared to a net interest spread for the year ended December 31, 2001 of 3.64% and 3.14% for the period from October 27, 2000 to December 31, 2000.

(4)	For the period from February 28, 2000 (inception) through October 27, 2000 (the development stage), subsequent to our initial public offering, but prior to the opening of Pinnacle National, we had approximately $188,000 in interest income as a result of the investment of the proceeds from the offering in US Government Treasury securities. The average yield realized on these investments was 6.21%. Also, during the development stage, we borrowed funds pursuant to an established line of credit. The total interest expense on this line of credit amounted to approximately $35,000. The interest on this line of credit was at a regional bank’s prime rate, which approximated 9.50% for the period in which we used the line of credit. As a result, net interest income from February 28, 2000 (inception) to December 31, 2000, was approximately $381,000.

Rate and Volume Analysis. As noted above, net interest income increased by $4,731,000 on a fully tax equivalent basis between the years ended December 31, 2002 and 2001 and increased by $3,262,000 between the year ended December 31, 2001 and for the period from October 27, 2000 (the commencement of banking operations) through December 31, 2000. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2002 Compared to 2001 (1)			2001 Compared to 2000 (1)
	Increase (Decrease) due to			Increase (Decrease) due to

	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Loans	$(833)	$6,487	$5,654	$(230)	$4,924	$4,694
Securities, available-for-sale:
Taxable	(185)	1,089	904	(13)	919	906
Nontaxable	—	42	42	—	—	—
Federal funds sold and other	(132)	46	(86)	(2,908)	3,058	150

Total interest-earning assets	(1,150)	7,664	6,514	(3,151)	8,901	5,750

Interest-bearing liabilities:
Interest checking	$(60)	$65	$5	$(29)	$116	$87
Savings and money market	(711)	598	(113)	(189)	1,235	1,046
Certificates of deposit	(435)	2,014	1,579	(28)	1,148	1,120

Total interest-bearing deposits	(1,206)	2,677	1,471	(246)	2,499	2,253
Securities sold under agreements to repurchase	(151)	87	(64)	(10)	163	153
Federal funds purchased	(9)	7	(2)	—	25	25
Federal Home Loan Bank advances	—	378	378	—	57	57

Total interest-bearing liabilities	(1,366)	3,149	1,783	(256)	2,744	2,488

Net interest income	$216	$4,515	$4,731	$(2,895)	$6,157	$3,262

(1)	The above amounts are presented on a fully tax equivalent basis.

(2)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $938,000 and $1,670,000 for the years ended December 31, 2002 and 2001, respectively, and $162,000 for the period from February 28, 2000 (inception) to December 31, 2000.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. The decrease in the provision for loan losses in 2002 when compared to 2001 was due to the relative decrease in the rate of loan growth in 2002 when compared to 2001. The increase in the provision for loan losses for the year ended December 31, 2001 when compared to the period from February 28, 2000 (inception) to December 31, 2000 was due to the increase in loans throughout 2001 when compared to 2000. Based upon our management’s assessment of the loan portfolio, we have adjusted our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. Consistent with the growth in our loan portfolio, this assessment has resulted in a charge to our results of operations through the provision for loan losses. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our ALL.

Noninterest Income. Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the sale of investment products, as well as various other components of noninterest income, often reflect market conditions, our noninterest income may tend to have more fluctuations than does net interest income, since net interest income is the result of interest income from the consistent growth of earning assets offset by the growth in interest-bearing liabilities.

For the year ended December 31, 2002, our noninterest income was $1,732,000, which was an increase of $391,000 from the previous period. The following is the makeup of our noninterest income for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) through December 31, 2000 (dollars in thousands):

	2002	2001	2000

Service charges on deposit accounts	$281	$90	$—
Investment sales commissions and fees	810	839	114
Gain on loan participations sold	120	191	—
Gain on sale of securities	—	—	—
Other noninterest income	521	221	1

Total noninterest income	$1,732	$1,341	$115

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2002, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $171 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $136 million at December 31, 2001 and $70 million at December 31, 2000.

Another noninterest income item for the years ended December 31, 2002 and 2001 was related to our sale of certain loan participations to our correspondent banks which were primarily related to new lending transactions in excess of internal loan limits. At December 31, 2002 and pursuant to participation agreements with these correspondents, we had participated approximately $43 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recorded $120,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the year ended December 31, 2002 compared to $191,000 during the year ended December 31, 2001. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Other noninterest income consists of several items, including loan fees from mortgage and other loan products, insurance sales and increases in the cash surrender value of bank-owned life insurance. During 2002, we received $110,000 in loan fees related to commercial loans which were ultimately sold to correspondent banks.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.

For the years ended December 31, 2002, we incurred approximately $7,989,000 in noninterest expenses compared to approximately $6,363,000 during 2001 and $2,589,000 during 2000. The following is the makeup of our noninterest expense for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) through December 31, 2000 (dollars in thousands):

	2002	2001	2000

Personnel expense	$5,237	$4,138	$1,676
Occupancy and equipment	1,442	1,132	277
Marketing and business development	244	208	151
Postage and supplies	256	163	91
Other noninterest expense	810	722	394

Total noninterest expense	$7,989	$6,363	$2,589

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, incentives, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate increases in our expenses during 2003 for such items as additional personnel, the opening of our Rivergate branch in early 2003, the development of new business lines, such as mortgage origination and other expenses which tend to increase in relation to our growth.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our customers effective financial advice and increasing shareholder value. As a result, and in what we believe differentiates us from many other financial institutions, substantially all of our employees are eligible for variable pay incentives. Included in the year ended December 31, 2002 personnel expense amounts above are $720,000 in costs related to these variable pay awards. The 2002 awards approximated a target award for the employee base. The awards for 2001 and 2000, which were all less than target, amounted to $50,000 and $84,000, respectively. The increase in awards in 2002 from the previous years was due to Pinnacle National maintaining criticized assets at certain minimal levels and the achievement of a certain earnings per share for the year ended December 31, 2002. The incentive plan for 2003 is structured similarly to that of the 2002 plan.

Income Taxes. For all quarters prior to the fourth quarter of 2001, we did not recognize an income tax benefit because we recorded a full valuation allowance against our net deferred tax assets. As discussed under “Critical Accounting Policies” above, in the fourth quarter of 2001 we determined that it was more likely than not that we would realize the tax benefits of our accumulated net operating losses and other charges. As a result, during the quarter, we eliminated all of the valuation allowance and recorded a deferred income tax benefit of $2,065,000 in our results of operations for the year ended December 31, 2001. This resulted in an effective tax benefit rate of 64% for the year ended December 31, 2001. The effective income tax expense rate for the year ended December 31, 2002 was approximately 35%.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	December	September	June	March	December	September
	2002	2002	2002	2002	2001	2001

Balance sheet data, at quarter end:
Total assets	$305,279	278,750	229,795	192,476	175,439	130,158
Total loans	209,743	191,299	170,427	151,280	134,440	94,883
Allowance for loan losses	(2,677)	(2,427)	(2,182)	(2,041)	(1,832)	(1,185)
Securities available-for-sale	73,980	57,062	37,950	20,302	19,886	20,924
Total deposits and securities sold under agreements to repurchase	249,067	229,635	185,607	159,683	147,917	114,996
Advances from FHLB	21,500	15,500	11,500	11,500	8,500	1,500
Total stockholders’ equity	32,404	32,089	31,402	18,172	18,291	16,682
Statement of operations data, for the three months ended:
Interest income	$3,691	3,425	2,872	2,573	2,212	1,762
Interest expense	1,268	1,146	1,057	891	792	800

Net interest income	2,423	2,279	1,815	1,682	1,420	962
Provision for loan losses	250	247	232	209	647	298

Net interest income after provision for loan losses	2,173	2,032	1,583	1,473	773	664
Noninterest income	469	497	462	304	498	293
Noninterest expense	2,230	2,182	1,872	1,705	1,604	1,608

Net income (loss) before taxes	412	347	173	72	(333)	(651)
Income tax expense (benefit)	127	136	66	27	(2,065)	—

Net income (loss)	$285	211	107	45	1,732	(651)

Per share data:
Earnings (loss) – basic	$0.08	0.06	0.04	0.02	0.79	(0.34)
Earnings (loss) – diluted	$0.08	0.06	0.04	0.02	0.79	(0.34)
Book value at quarter end	$8.78	8.69	8.51	7.86	7.91	7.22
Weighted avg. shares – basic	3,692,053	3,692,053	2,521,723	2,312,053	2,198,430	1,910,000
Weighted avg. shares – diluted	3,795,967	3,745,272	2,555,844	2,318,887	2,198,430	1,910,000
Common shares outstanding	3,692,053	3,692,053	3,692,053	2,312,053	2,312,053	1,910,000

Our management believes earning assets should continue to increase with associated increases in net interest income. The amounts of increased net interest income along with increased noninterest income should exceed the amount of increases in the provision for loan losses and noninterest expense and be sufficient to produce improved results throughout 2003.

Financial Condition

Our consolidated balance sheet at December 31, 2002 reflects significant growth since December 31, 2001. Total assets grew from $175.4 million at December 31, 2001 to $305.3 million at December 31, 2002, a 74% increase. Total deposits grew $101 million during 2002, an increase of 76%. We invested substantially all of the additional deposits and other fundings in loans, which grew by $75 million during 2002 and securities available-for-sale which increased by $54 million in the same period.

Loans. The composition of loans at December 31, 2002 and December 31, 2001 and the percentage of each classification to total loans are summarized as follows (dollars in thousands):

	December 31, 2002		December 31, 2001

	Amount	Percentage	Amount	Percentage

Commercial real estate – mortgage	$58,965	28.1%	$36,179	26.9%
Commercial real estate – construction	5,397	2.6	5,977	4.4
Commercial – other	98,722	47.1	59,839	44.5

Total commercial	163,084	77.8	101,995	75.8

Consumer real estate – mortgage	37,533	17.9	26,535	19.7
Consumer real estate – construction	1,971	0.9	381	0.3
Consumer – other	7,155	3.4	5,529	4.2

Total consumer	46,659	22.2	32,445	24.2

Total loans	$209,743	100.0%	$134,440	100.0%

The following table classifies our fixed and variable rate loans at December 31, 2002 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands).

	Based on Contractual Maturities
				Variable
	Fixed	Variable		Rate Loan
	Rates	Rates	Total	Repricing Dates

Due within one year	$2,551	$59,162	$61,713	$117,969
Due in one year through five years	55,923	39,788	95,711	25,624
Due after five years	6,448	45,871	52,319	1,228

	$64,922	$144,821	$209,743	$144,821

The above information does not consider the impact of scheduled principal payments.

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

We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral.

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2002, we had $1,845,000 in loans on nonaccrual. Two loan relationships account for most of this amount. One relationship, with loan balances of approximately $750,000, involves a commercial real estate concern which leases residential 1-4 family dwellings in low- to moderate-income tracts in the Nashville area. The other significant nonaccrual relationship involves various commercial loans aggregating $1,025,000 to a borrower who during the fourth quarter of 2002 filed for reorganization pursuant to the bankruptcy laws of the United States. Management is actively pursing remedies to eliminate and/or otherwise minimize any additional negative financial impact that might occur from these and any other nonaccrual loans.

At December 31, 2001, we had one loan for $250,000 for which we had discontinued the accrual of interest and allocated a $150,000 valuation allowance. This loan had a balance of $70,000 at December 31, 2002 after approximately $89,000 in payments and $91,000 in charge-off’s during 2002.

There were approximately $22,000 in loans at December 31, 2002 which were 90 days past due and still accruing interest. No loans at December 31, 2001 were past due by 90 days or more. Additionally, at December 31, 2002 and 2001, no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at December 31, 2002 and 2001. The following table is a summary of our nonperforming assets at the indicated dates (dollars in thousands):

	December 31,	December 31,
	2002	2001

Nonaccrual loans (1)	$1,845	$250
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	1,845	250
Accruing loans past due 90 days or more	22	—

Total nonperforming assets and accruing loans past due 90 days or more	$1,867	$250

Total loans outstanding	$209,743	$134,440
Ratio of total nonperforming assets to total loans outstanding and other real estate owned at end of period	0.89%	0.19%

(1)	Interest income that would have been recorded in 2002 related to nonaccrual loans was $43,000 and for 2001 the amount was $5,000, none of which is included in interest income or net income for the year.

Potential problem assets, which are not included in nonperforming assets, amounted to $77,000 or 0.04% of total loans at December 31, 2002. There were no such assets at December 31, 2001. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses. We maintain the allowance for loan losses (ALL) at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of December 31, 2002 and December 31, 2001, our allowance for loan losses was $2,677,000 and $1,832,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 78% of our loan portfolio at December 31, 2002, consisted of commercial loans, compared to 76% at December 31, 2001. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a meaningful credit exposure of loans outstanding, plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at December 31, 2002 and 2001. Credit exposure to the trucking industry approximated $27.1 million at December 31, 2002 and $21.1 million at December 31, 2001. The $27.1 million concentration to the trucking industry at December 31, 2002 included approximately 43 relationships. Credit exposure to operators of nonresidential buildings approximated $9.6 million at December 31, 2002 and $8.2 million at December 31, 2001. The $9.6 million concentration to operators of nonresidential buildings at December 31, 2002 included approximately 13 relationships. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At December 31, 2002 and December 31, 2001, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of December 31, 2002 and December 31, 2001 (dollars in thousands):

	December 31, 2002		December 31, 2001

		Percentage		Percentage
	Amount	of ALL	Amount	of ALL

Commercial	$1,744	65.1%	$1,077	58.8%
Consumer	398	14.9	298	16.3
Unallocated	535	20.0	457	24.9

	$2,677	100.0%	$1,832	100.0%

Summary of Loan Loss Experience. During 2002, we charged-off $93,000 in loans. Prior to 2002, we had not charged-off any loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, charge-offs will increase and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 and the ratio of net charge-offs to average total loans outstanding and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2002	2001	2000

Balance at beginning of period	$1,832	$162	$—
Provision for loan losses	938	1,670	162
Charged-off loans	(93)	—	—
Recovery of previously charged-off loans	—	—	—

Balance at end of period	$2,677	$1,832	$162

Ratio of the allowance for loan losses to total loans at the end of the period	1.28%	1.36%	1.31%

Ratio of net charge-offs to average loans outstanding for the period	0.05%	—%	—%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $74.0 million and $19.9 million at December 31, 2002 and December 31, 2001, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale - 2002:
U.S. government and agency securities	$14,588	$455	$(18)	$15,025
Mortgage-backed securities	54,566	816	(8)	55,374
State and municipal securities	3,580	13	(12)	3,581

	$72,734	$1,284	$(38)	$73,980

Securities available-for-sale - 2001:
U.S. government and agency securities	$2,992	$72	$—	$3,064
Mortgage-backed securities	16,813	97	(88)	16,822
State and municipal securities	—	—	—	—

	$19,805	$169	$(88)	$19,886

We did not dispose of any securities available-for-sale during the period beginning on February 28, 2000 (inception) through December 31, 2002, and therefore, had no realized gains or losses from the sale of securities. At December 31, 2002, approximately $36.3 million of our available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2002 and December 31, 2001 (dollars in thousands).

	U.S. government		State and
	and agency		municipal		Mortgage-backed
	securities		securities		securities		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale –
December 31, 2002:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,217	4.5%	165	4.3%	—	—	3,382	4.4%
Due in five years to ten years	11,808	4.7%	2,923	5.4%	—	—	14,731	4.9%
Due after ten years	—	—	493	5.8%	—	—	493	5.8%
Mortgage-backed securities	—	—	—	—	55,374	4.8%	55,374	4.8%

	$15,025	4.6%	$3,581	5.4%	$55,374	4.8%	$73,980	4.8%

Securities available-for-sale –
December 31, 2001:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	—	—	—	—	—	—
Due in five years to ten years	3,064	6.5%	—	—	—	—	3,064	6.5%
Due after ten years	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	16,822	5.9%	16,822	5.9%

	$3,064	6.5%	$—	—%	$16,822	5.9%	$19,886	6.0%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $234.0 million of deposits at December 31, 2002 compared to $133.3 million at December 31, 2001. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $15.1 million at December 31, 2002 and $14.7 million at December 31, 2001. Additionally, at December 31, 2002, we had borrowed $21.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $8.5 million at December 31, 2001.

Generally, banks classify their funding base as either core funding or non-core funding based on regulatory definitions that have existed for some period of time. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2002 and 2001 (dollars in thousands):

	2002		2001

	Amount	Percentage	Amount	Percentage

Core funding:
Noninterest-bearing demand deposits	$31,600	11.7%	$16,861	10.8%
Interest-bearing demand deposits	13,235	4.9	8,615	5.5
Savings and money market deposits	75,996	28.1	54,077	34.6
Time deposits less than $100,000	25,746	9.5	5,150	3.3

Total core funding	146,577	54.2	84,703	54.2

Non-core funding:
Time deposits greater than $100,000
Client certificates of deposit	30,316	11.2	12,575	8.0
Public funds	14,423	5.3	8,511	5.4
Brokered deposits	42,700	15.8	27,470	17.6
Securities sold under agreements to repurchase	15,050	5.6	14,658	9.4
Federal Home Loan Bank advances	21,500	7.9	8,500	5.4

Total non-core funding	123,989	45.8	71,714	45.8

	$270,566	100.0%	$156,417	100.0%

The amounts of time deposits issued in amounts of $100,000 or more as of December 31, 2002 and 2001 amounted to $87.4 million and $48.6 million, respectively. The following table shows our time deposits over $100,000 by category at December 31, 2002 and 2001, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	2002	2001

Three months or less	$20,470	$11,403
Over three but less than six months	22,288	12,435
Over six but less than twelve months	25,386	5,315
Over twelve months	19,295	19,403

	$87,439	$48,556

Capital Resources. At December 31, 2002, our stockholders’ equity amounted to $32.4 million which was an increase of $14.1 million from December 31, 2001. Most of this increase is attributable to the completion of a follow-on stock offering which was concluded during the second quarter of 2002. This follow-on offering resulted in net proceeds of $12.7 million of additional capital for Pinnacle Financial. The remainder of the increase for 2002 was attributable to net income for 2002 of $648,000 and the net increase in the unrealized holding gains from the available-for-sale securities, net of deferred income taxes, of $720,000. During 2001, our stockholders’ equity increased $3,597,000 as a result of a private placement of common stock to certain accredited investors. This increase was offset by the $1,137,000 net loss incurred during the year. As a result, stockholders’ equity amounted to $18.3 million at the end of 2001 compared to $15.8 million at the end of 2000. During 2000, our stockholders’ equity increased $18.0 million as a result of the issuance of common stock net of issuance expenses, offset by a net loss of $2,255,000.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2002 and December 31, 2001, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At December 31, 2002 and December 31, 2001, Pinnacle National was categorized as well capitalized. To be categorized as well capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well capitalized” capital amounts and ratios at December 31, 2002 and 2001:

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%
At December 31, 2001
Total capital to risk weighted assets:
Pinnacle Financial	$18,188	11.2%	$12,971	8.0%	not applicable
Pinnacle National	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$16,356	10.1%	$6,486	4.0%	not applicable
Pinnacle National	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$16,356	11.6%	$5,649	4.0%	not applicable
Pinnacle National	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(*) Average assets for the above calculations were fourth quarter amounts.

Also, in connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At December 31, 2002 and December 31, 2001, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 9.8% and 11.0%, respectively.

In order for Pinnacle National to achieve anticipated asset growth while continuing to meet regulatory requirements for minimum capital and for well capitalized status, we will, in all likelihood, be required to inject additional capital into Pinnacle National. In order to inject the required capital into Pinnacle National, we may raise additional equity through a public or private offering or incur indebtedness which would require regulatory approval. Should we issue additional equity securities, such securities could dilute the interests of our current shareholders.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. Currently, Pinnacle National cannot pay Pinnacle Financial any dividends without prior approval of the OCC.

We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At December 31, 2002, Pinnacle National’s accumulated deficit was approximately $2.7 million. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity. The following table shows return on assets (net income (loss) divided by average total assets), return on equity (net income (loss) divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income (loss) per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the years ended December 31, 2002 and 2001 and for the period from October 27, 2000 (commencement of banking operations) through December 31, 2000.

	2002	2001	2000

Return on assets	0.3%	(1.20)%	(4.70)%
Return on equity	2.5%	(7.8)%	(7.7)%
Dividend payout ratio	—%	—%	—%
Stockholders’ equity to asset ratio	11.6%	15.3%	60.7%

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

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

Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change up or down in rates from management’s most likely interest rate forecast over the next twelve months. We have operated within this guideline since inception.

Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 200 basis point change in interest rates up or down, the economic value of equity will not change by more than 20 percent from the base case. We have operated within this guideline since inception.

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

    At December 31, 2002, our cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities was 82%, which was within our targeted ratio of 75% to 125% in this time horizon. This ratio indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, could have a negative impact on our net interest income. However, deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position at December 31, 2002 to manage our net interest margins through an upward rate environment.

Each of the above analysis may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analysis along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2002 and December 31, 2001, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Liquidity Risk Management. The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

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

At December 31, 2002, we had approximately $38.4 million of liquid assets compared to $18.6 million at December 31, 2001. For purposes of liquidity management, liquid assets are cash and cash equivalents and the anticipated cash flows from available-for-sale securities for the next year. This amount represented 13.5% of our total earning assets at December 31, 2002 compared to 11.4% at December 31, 2001.

The consolidated statement of cash flows shows net cash used of $1.6 million in 2002 compared to net cash used of $606,000 for fiscal year 2001 and net cash provided of $15.2 million for the period from February 28, 2000 (inception) to December 31, 2000. For the year ended December 31, 2002, our operating activities provided $3.4 million compared to using approximately $1.2 million during 2001 and $2.7 million during 2000. Net cash used for investing activities during fiscal 2002 amounted to approximately $131.9 million as we deployed funds received from financing activities (increases in deposits and other funding sources) in earning and other assets (loans, securities, etc.). Net cash used for investing activities during fiscal 2001 amounted to approximately $136.5 million as we deployed funds received from financing activities in earning assets and premises and equipment.

At December 31, 2002, we had unfunded loan commitments outstanding of $64.5 million and outstanding standby letters of credit of $14.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, Pinnacle National has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At December 31, 2001, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of December 31, 2002, which by their terms have contractual maturity dates subsequent to December 31, 2002 (dollars in thousands):

		2004 to	2006 to	2008 and
	2003	2005	2007	Later	Totals

Unfunded commitments:
Letters of credit	$12,481	$1,911	$297	$—	$14,689
Lines of credit	39,501	7,746	2,157	15,126	64,530

Totals	$51,982	$9,657	$2,454	$15,126	$79,219

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2002, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $21.5 million at the following rates and maturities (dollars in thousands):

	Dollar Amount	Interest Rate

By Maturity Date:
April 17, 2003	$2,000	3.04%
April 25, 2003	1,500	2.84
June 18, 2003	3,000	3.13
October 17, 2003	2,000	3.42
December 31, 2003	3,000	1.50
March 29, 2004	3,000	4.38
July 31, 2004	4,000	2.94
October 15, 2004	3,000	3.10

	$21,500

Weighted average interest rate		3.04%

At December 31, 2002, brokered certificates of deposit approximated $42.7 million. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At December 31, 2002, we had no material commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Rivergate area of Davidson County during March of 2003 and are considering opening another location in the Cool Springs area of Williamson County. We currently anticipate these facilities to cost less than $1,500,000 to construct.

The following table presents additional information about our contractual obligations as of December 31, 2002, which by their terms have contractual maturity and termination dates subsequent to December 31, 2002 (dollars in thousands):

		2004 to	2006 to	2008 and
	2003	2005	2007	Later	Totals

Contractual obligations:
Certificates of deposit	$84,996	$28,066	$124	$—	$113,186
Securities sold under agreements to repurchase	15,050	—	—	—	15,050
Federal Home Loan Bank advances	11,500	10,000	—	—	21,500
Minimum operating lease commitments	398	827	870	1,911	4,006

Totals	$111,944	$38,893	$994	$1,911	$153,742

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions for the disposal of a business segment of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Pinnacle Financial adopted the provisions of SFAS No. 144 on January 1, 2002. Adoption of this new standard did not have a material effect on the financial position or results of operations of Pinnacle Financial.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. Management believes adoption of this new standard will have no effect on the financial position or results of operations of Pinnacle Financial.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

ITEM 7. FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiary

Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Pinnacle Financial Partners, Inc.:

     We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from February 28, 2000 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and for the period from February 28, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Nashville, Tennessee
January 21, 2003

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Cash and noninterest bearing due from banks	$8,061,300	$5,667,583
Interest-bearing due from banks	4,195,647	18,643
Federal funds sold and securities purchased under agreements to resell	685,182	8,895,850

Cash and cash equivalents	12,942,129	14,582,076
Securities available-for-sale, at fair value	73,980,054	19,885,834
Loans	209,743,436	134,439,642
Less allowance for loan losses	(2,677,043)	(1,832,000)

Loans, net	207,066,393	132,607,642
Premises and equipment, net	3,611,504	3,418,463
Other assets	7,678,894	4,945,346

Total assets	$305,278,974	$175,439,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$31,599,897	$16,860,835
Interest-bearing demand	13,234,956	8,615,076
Savings and money market accounts	75,995,881	54,077,238
Time	113,185,655	53,705,902

Total deposits	234,016,389	133,259,051
Securities sold under agreements to repurchase	15,050,208	14,657,693
Federal Home Loan Bank advances	21,500,000	8,500,000
Other liabilities	2,308,730	731,815

Total liabilities	272,875,327	157,148,559
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at December 31, 2002 and 2,312,053 issued and outstanding at December 31, 2001	3,692,053	2,312,053
Additional paid-in capital	30,682,947	19,317,947
Accumulated deficit	(2,743,794)	(3,391,854)
Accumulated other comprehensive income, net	772,441	52,656

Total stockholders’ equity	32,403,647	18,290,802

Total liabilities and stockholders’ equity	$305,278,974	$175,439,361

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	For the years ended December 31,		February 28, 2000
			(inception) to
	2002	2001	December 31, 2000

Interest income:
Loans, including fees	$10,509,655	$4,863,803	$170,143
Securities, available-for-sale:
Taxable securities	1,837,574	934,188	215,479
Tax-exempt	35,085	—	—
Federal funds sold and other	178,618	271,103	120,801

Total interest income	12,560,932	6,069,094	506,423

Interest expense:
Deposits	3,813,019	2,342,282	88,935
Securities sold under agreements to repurchase	91,034	154,702	1,814
Federal funds purchased and other borrowings	457,576	82,404	34,598

Total interest expense	4,361,629	2,579,388	125,347

Net interest income	8,199,303	3,489,706	381,076
Provision for loan losses	938,000	1,669,622	162,378

Net interest income after provision for loan losses	7,261,303	1,820,084	218,698
Noninterest income:
Service charges on deposit accounts	281,009	89,933	374
Investment sales commissions	809,837	838,558	113,886
Gain on loan participations sold	120,297	191,020	—
Other noninterest income	520,800	221,894	721

Total noninterest income	1,731,943	1,341,405	114,981

Noninterest expense:
Salaries and employee benefits	5,236,792	4,137,863	1,676,391
Equipment and occupancy	1,442,288	1,132,422	276,796
Marketing and other business development	244,500	207,804	151,038
Postage and supplies	255,624	163,428	90,818
Other noninterest expense	809,858	721,806	393,825

Total noninterest expense	7,989,062	6,363,323	2,588,868

Net income (loss) before income taxes	1,004,184	(3,201,834)	(2,255,189)
Income tax expense (benefit)	356,124	(2,065,169)	—

Net income (loss)	$648,060	$(1,136,665)	$(2,255,189)

Per share information:
Basic net income (loss) per common share	$0.21	$(0.57)	$(2.79)

Diluted net income (loss) per common share	$0.21	$(0.57)	$(2.79)

Weighted average common shares outstanding:
Basic	3,054,471	1,981,598	808,808

Diluted	3,118,422	1,981,598	808,808

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period February 28, 2000 (inception) to December 31, 2000 and for the years ended December 31, 2002 and 2001

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Issuance of common stock	1	$1	$9	$—	$—	$10
Redemption of previously-issued share	(1)	(1)	(9)	—	—	(10)
Proceeds from the sale of stock (less offering expenses of $1,067,479)	1,910,000	1,910,000	16,122,521	—	—	18,032,521
Comprehensive loss:
Net loss	—	—	—	(2,255,189)	—	(2,255,189)
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $3,483	—	—	—	—	(6,467)	(6,467)

Total comprehensive loss						(2,261,656)

Balances, December 31, 2000	1,910,000	1,910,000	16,122,521	(2,255,189)	(6,467)	15,770,865
Proceeds from the sale of stock (less offering expenses of $20,998)	402,053	402,053	3,195,426	—	—	3,597,479
Comprehensive loss:
Net loss	—	—	—	(1,136,665)	—	(1,136,665)
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $31,837	—	—	—	—	59,123	59,123

Total comprehensive loss						(1,077,542)

Balances, December 31, 2001	2,312,053	2,312,053	19,317,947	(3,391,854)	52,656	18,290,802
Proceeds from the sale of stock (less offering expenses of $1,400,000)	1,380,000	1,380,000	11,365,000	—	—	12,745,000
Comprehensive income:
Net income	—	—	—	648,060	—	648,060
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $445,078	—	—	—	—	719,785	719,785

Total comprehensive income						1,367,845

Balances, December 31, 2002	3,692,053	$3,692,053	$30,682,947	$(2,743,794)	$772,441	$32,403,647

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
	For the years ended December 31,		February 28, 2000
			(inception) to
	2002	2001	December 31, 2000

Operating activities:
Net income (loss)	$648,060	$(1,136,665)	$(2,255,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization (accretion) of available-for-sale securities	256,471	16,781	(15,232)
Depreciation and amortization	693,663	616,022	70,367
Provision for loan losses	938,000	1,669,622	162,378
Gain on loan participations sold	(120,297)	(191,020)	—
Deferred tax expense (benefit)	356,124	(2,065,169)	—
Increase in other assets	(509,006)	(520,407)	(1,029,459)
Increase in other liabilities	1,131,837	405,031	330,267

Net cash provided by (used in) operating activities	3,394,852	(1,205,805)	(2,736,868)

Investing activities:
Activities in securities available-for-sale:
Purchases	(67,909,017)	(22,083,058)	(7,110,660)
Maturities, prepayments and calls	14,723,189	9,387,345	—
Increase in loans, net	(75,396,751)	(122,032,534)	(12,407,108)
Purchases of premises and equipment and software	(677,323)	(1,314,861)	(3,003,768)
Purchases of life insurance policies	(1,800,000)	—	—
Purchases of other assets	(869,750)	(427,051)	(530,300)

Net cash used in investing activities	(131,929,652)	(136,470,159)	(23,051,836)

Financing activities:
Net increase in deposits	100,757,338	110,720,406	22,538,645
Net increase in repurchase agreements	392,515	14,251,693	406,000
Advances from Federal Home Loan Bank, net	13,000,000	8,500,000	—
Net proceeds from sale of common stock	12,745,000	3,597,479	18,032,521

Net cash provided by financing activities	126,894,853	137,069,578	40,977,166

Net increase (decrease) in cash and cash equivalents	(1,639,947)	(606,386)	15,188,462
Cash and cash equivalents, beginning of period	14,582,076	15,188,462	—

Cash and cash equivalents, end of period	$12,942,129	$14,582,076	$15,188,462

Supplemental disclosure:
Cash paid for interest	$4,245,453	$2,049,763	$119,178

Cash paid for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Additionally, PFP Title Company is a wholly-owned subsidiary of Pinnacle National. Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. Prior to October 27, 2000, Pinnacle Financial was a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises”, and devoted substantially all its efforts to establishing Pinnacle National.

     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial. Significant intercompany transactions and accounts are eliminated in consolidation.

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

     Cash and Cash Equivalents — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.

     Securities — Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (losses), net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity would be classified as held to maturity and would be carried at historical cost and adjusted for amortization of premiums and accretion of discounts unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of the security is written down to fair value and the amount of the write-down included in the statement of operations. At December 31, 2002 and 2001, Pinnacle Financial had no held to maturity securities in its portfolio.

     Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

     Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method.

     The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb losses inherent in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review Pinnacle Financial’s allowance for loan losses, and may require Pinnacle Financial to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

     A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

     Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Pinnacle Financial, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Pinnacle Financial does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

     Premises and Equipment — Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets or the lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

     Other Assets — Included in other assets as of December 31, 2002 is approximately $435,000 related to amounts paid to certain individuals to secure their employment with Pinnacle Financial. These amounts are subject to certain agreements whereby a certain pro rata amount will be owed Pinnacle Financial should the employee leave the employ of Pinnacle Financial within six years of their employment date. Pinnacle Financial is amortizing the amounts to salaries and benefits expense on a straight-line basis over 72 months.

     Also included in other assets as of December 31, 2002, is approximately $303,000 of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) to December 31, 2000, Pinnacle Financial amortized approximately $102,000, $93,000 and $14,000, respectively, related to these costs. Software maintenance fees are capitalized in other assets and amortized over the contract or service lives of the expenditure.

     Additionally, Pinnacle Financial maintains certain investments, at cost, with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship. These entities are the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of Cincinnati. At December 31, 2002 and 2001, the cost of these investments, which is included in other assets was $1,811,000 and $942,000, respectively.

     During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National is guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies. At December 31, 2002, the aggregate cash value of these policies, which is reflected in other assets, was $1,842,000. Pinnacle National has not borrowed any funds against these policies as of December 31, 2002.

     Income Taxes — Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Accordingly, the resulting net deferred tax asset or net deferred tax liability is included in the accompanying consolidated balance sheets in either other assets or other liabilities.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

     Pinnacle Financial and Pinnacle National file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

     Stock-Based Compensation — In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below.

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, 2002, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000:

		2002	2001	2000

Net income (loss), as reported		$648,060	$(1,136,665)	$(2,255,189)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(152,905)	(61,704)	(2,538)

Pro forma net income (loss)		$495,155	$(1,198,369)	$(2,257,727)

Per share information:
Basic net income (loss)	As reported	$0.21	$(0.57)	$(2.79)
	Pro forma	$0.16	$(0.60)	$(2.79)
Diluted net income (loss)	As reported	$0.21	$(0.57)	$(2.79)
	Pro forma	$0.16	$(0.60)	$(2.79)

     For purposes of these calculations, the fair value of options granted for the years ended December 31, 2002, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2002	2001	2000

Risk free interest rate	1.74%	4.88%	5.19%
Expected life of the options	5.0 years	8.0 years	8.0 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	69.7%	40.0%	40.0%
Weighted average fair value	$5.69	$4.12	$2.07

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income (Loss) Per Common Share — Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants.

     As of December 31, 2002, there were common stock options outstanding to purchase up to 362,350 common shares. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the year ended December 31, 2002. Additionally, as of December 31, 2002, Pinnacle Financial had granted warrants to purchase 203,000 common shares and since these warrants were considered dilutive, they have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the year ended December 31, 2002.

     As of December 31, 2001 and 2000, there were common stock options outstanding to purchase up to 239,200 and 186,450 common shares, respectively. However, due to Pinnacle Financial’s net loss and the options’ exercise prices in relation to the average market price of Pinnacle Financial’s common stock, the stock options are considered anti-dilutive and have not been considered in the calculation of Pinnacle Financial’s diluted loss per share for the periods ended December 31, 2001 and 2000. Additionally, as of December 31, 2001 and 2000, Pinnacle Financial had granted warrants to purchase 203,000 common shares, however, since these warrants were considered anti-dilutive, they have not been considered in the calculation of Pinnacle Financial’s diluted loss per share for the periods ended December 31, 2001 and 2000. As a result, at December 31, 2001 and 2000, there were no securities or other contracts which were deemed dilutive, thus the basic and diluted loss per share calculations are identical.

     The basic net income per share information for the year ended December 31, 2002 was computed based on 2,312,053 common shares outstanding during the period from January 1, 2002 until June 14, 2002. On June 14, 2002, Pinnacle Financial issued 1,200,000 additional common shares in conjunction with a common stock offering to the general public and then on June 24, 2002 issued an additional 180,000 shares in conjunction with the underwriters’ exercise of the over-allotment option. As a result, 3,692,053 common shares were outstanding for the period beginning on June 24, 2002, through the remainder of 2002. This resulted in a basic weighted average share calculation for the year ended December 31, 2002 of 3,054,471 common shares. The diluted net income per share information was computed based on weighted average shares outstanding for the year ended December 31, 2002 of 3,118,422.

     The basic and diluted net loss per share information was computed based on weighted average shares outstanding for the year ended December 31, 2001 of 1,981,598. Weighted average shares outstanding were computed based on 1,910,000 shares being outstanding from January 1, 2001 to October 26, 2001. On October 26, 2001, Pinnacle Financial issued an additional 402,053 shares in connection with a private placement of common stock. For the period from February 28, 2000 (inception) to December 31, 2000, the basic and diluted net loss per share information was computed based on weighted average shares outstanding of 808,808 shares. Weighted average common shares outstanding were computed based on one share being outstanding at February 28, 2000 (inception) through August 23, 2000. On August 23, 2000, 1,875,000 shares were issued in conjunction with Pinnacle Financial’s initial public offering. Subsequently, on September 15, 2000, another 35,000 shares were issued which resulted in total shares outstanding of 1,910,000 shares.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the basic and diluted earnings per share calculation for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) to December 31, 2000:

	2002	2001	2000

Basic earnings per share calculation:
Numerator – Net income (loss)	$648,060	$(1,136,665)	$(2,255,189)
Denominator – Average common shares outstanding	3,054,471	1,981,598	808,808
Basic earnings (loss) per share	$0.21	$(0.57)	$(2.79)
Diluted earnings per share calculation:
Numerator – Net income (loss)	$648,060	$(1,136,665)	$(2,255,189)
Denominator – Average common shares outstanding	3,054,471	1,981,598	808,808
Dilutive shares contingently issuable	63,951	—	—

Average dilutive common shares outstanding	3,118,422	1,981,598	808,808
Dilutive earnings (loss) per share	$0.21	$(0.57)	$(2.79)

     Comprehensive Income (Loss) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no additional individually significant business segments.

     Recent Accounting Pronouncements — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” and the accounting and reporting provisions for the disposal of a business segment of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Pinnacle Financial adopted the provisions of SFAS No. 144 on January 1, 2002. Adoption of this new standard did not have a material effect on the financial position or results of operations of Pinnacle Financial.

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. Management believes adoption of this new standard will have no effect on the financial position or results of operations of Pinnacle Financial.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Reclassifications – Certain previous amounts have been reclassified to conform to the 2002 presentation. Such reclassifications had no impact on net income or loss during any period.

Note 2. Restricted Cash Balances

     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2002 and 2001, the average daily balance maintained at the Federal Reserve was approximately $781,000 and $269,000, respectively.

Note 3. Securities Available-For-Sale

     The amortized cost and fair value of securities available-for-sale at December 31, 2002 and 2001 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale - 2002:
U.S. government and agency securities	$14,588,520	$455,021	$(18,355)	$15,025,186
Mortgage-backed securities	54,566,041	815,806	(8,149)	55,373,698
State and municipal securities	3,579,620	13,066	(11,516)	3,581,170

	$72,734,181	$1,283,893	$(38,020)	$73,980,054

Securities available-for-sale - 2001:
U.S. government and agency securities	$2,991,784	$72,328	$—	$3,064,112
Mortgage-backed securities	16,813,040	97,011	(88,329)	16,821,722
State and municipal securities	—	—	—	—

	$19,804,824	$169,339	$(88,329)	$19,885,834

     Pinnacle Financial realized no gains or losses from the sale of securities as no such transactions occurred during the years ended December 31, 2002 or 2001 or during the period from February 28, 2000 (inception) through December 31, 2000. At December 31, 2002, approximately $36,264,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

     The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due in one year to five years	3,223,153	3,381,795
Due in five years to ten years	14,451,965	14,731,544
Due after ten years	493,022	493,017
Mortgage-backed securities	54,566,041	55,373,698

	$72,734,181	$73,980,054

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance for Loan Losses

     The composition of loans at December 31, 2002 and 2001 is summarized as follows:

	2002	2001

Commercial real estate – Mortgage	$58,964,823	$36,179,133
Commercial real estate – Construction	5,396,697	5,975,670
Commercial – Other	98,722,136	59,839,406

Total Commercial	163,083,656	101,994,209

Consumer real estate – Mortgage	37,533,445	26,535,273
Consumer real estate – Construction	1,971,152	381,212
Consumer – Other	7,155,183	5,528,948

Total Consumer	46,659,780	32,445,433

Total Loans	209,743,436	134,439,642
Allowance for loan losses	(2,677,043)	(1,832,000)

Loans, net	$207,066,393	132,607,642

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $27.1 million and $21.1 million, while credit exposure to operators of nonresidential buildings approximated $9.6 million and $8.2 million at December 31, 2002 and 2001, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At December 31, 2002 and 2001, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,845,000 and $250,000 at December 31, 2002 and 2001, respectively. In each case, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $43,000 and $5,000 for the years ended December 31, 2002 and 2001, respectively. Pinnacle Financial had no impaired loans with an assigned valuation allowance at December 31, 2002. As to the nonaccruing loan at December 31, 2001, Pinnacle Financial assigned a valuation allowance as follows:

	Recorded	Valuation
	Investment	Allowance

Valuation allowance required	$250,000	$150,000
No valuation allowance required	—	—

Balance at end of period	$250,000	$150,000

     During the year ended December 31, 2002, the average balance of all impaired loans amounted to $144,000. The average balance of impaired loans during the year ended December 31, 2001 was insignificant as the sole loan was not deemed impaired until the end of 2001. As all loans that were deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any impaired loans during 2002 or 2001. Management identified no impaired loans at or prior to December 31, 2000.

     Changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 are as follows:

	2002	2001	2000

Balance at beginning of period	$1,832,000	$162,378	$—
Charged-off loans	(92,957)	—	—
Recovery of previously charged-off loans	—	—	—
Provision for loan losses	938,000	1,669,622	162,378

Balance at end of period	$2,677,043	$1,832,000	$162,378

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2002, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $6,970,000 to certain directors, executive officers, and their related entities of which $4,743,000 had been drawn upon. At December 31, 2001, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $5,507,000 to certain directors, executive officers, and their related entities of which $3,008,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     During 2002 and 2001, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the years ended December 31, 2002 and 2001 of approximately $120,000 and $191,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan.

Note 5. Premises and Equipment and Lease Commitments

     Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

	Range of
	Useful Lives	2002	2001

Buildings and leasehold improvements	15 to 30 years	$2,203,775	$1,637,068
Furniture and equipment	3 to 15 years	2,305,280	2,217,455

		4,509,055	3,854,523
Accumulated depreciation		(897,551)	(436,060)

		$3,611,504	$3,418,463

     Depreciation expense for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) through December 31, 2000 was approximately $461,000, 381,000 and $55,000, respectively.

     Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2002, 2001 and the period ended 2000 totaled $399,000, $374,000 and $121,000, respectively. At December 31, 2002, the approximate future minimum lease payments due under the aforementioned operating leases for their initial term is as follows:

2003	$398,000
2004	408,000
2005	419,000
2006	429,000
2007	441,000
Thereafter	1,911,000

$4,006,000

Note 6. Deposits

     At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003	$84,996,000
2004	24,543,000
2005	3,523,000
2006	124,000
2007	—

$113,186,000

     Additionally, at December 31, 2002 and 2001, approximately $87,440,000 and $48,556,000, respectively, of time deposits had been issued in denominations of $100,000 or greater.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Federal Home Loan Bank Advances and Other Fundings

     During 2001, Pinnacle National became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists Pinnacle National in the funding of Pinnacle National’s home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral under the borrowing agreements with the FHLB.

     At December 31, 2002 and 2001, Pinnacle National had received advances from the FHLB totaling $21,500,000 and $8,500,000, respectively. At December 31, 2002, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled	Interest Rate
	Maturities	Ranges

2003	$11,500,000	1.5% to 3.4%
2004	10,000,000	2.9% to 4.4%

	$21,500,000

Weighted average interest rate		3.0%

     At December 31, 2002, Pinnacle National has accommodations which allow Pinnacle National to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. There were no outstanding balances at December 31, 2002 or 2001 under these arrangements.

Note 8. Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2002 and 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 consists of the following:

	2002	2001	2000

Current tax expense (benefit):
Federal	$—	$—	$—
State	—	—	—

Total current tax expense (benefit)	—	—	—

Deferred tax expense (benefit):
Federal	295,874	(1,018,073)	(719,674)
State	60,250	(192,111)	(135,311)

Total deferred tax expense (benefit)	356,124	(1,210,184)	(854,985)

Change in valuation allowance	—	(854,985)	854,985

	$356,124	$(2,065,169)	$—

     Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2002, 2001 and 2000 to income before income taxes. A reconciliation of the differences for the years ended December 31, 2002, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 is as follows:

	2002	2001	2000

Income taxes at statutory rate	$341,423	$(1,088,624)	$(766,764)
State tax benefit, net of federal tax effect	39,765	(126,793)	(89,305)
Other items	(25,064)	5,233	1,084
Change in valuation allowance	—	(854,985)	854,985

Income tax expense (benefit)	$356,124	$(2,065,169)	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Based on an evaluation of Pinnacle Financial’s current operating results and future projections during the fourth quarter of 2001 Pinnacle Financial determined that it was more likely than not that Pinnacle Financial would realize the tax benefits of these operating losses and other charges. As a result, Pinnacle Financial eliminated the valuation allowance and recorded a deferred income tax benefit of $2,065,000 in Pinnacle Financial’s results of operations for the year ended December 31, 2001.

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Loan loss allowance	$1,015,703	695,427
Other accruals	169,846	230,066
Net operating loss carryforward	690,219	1,288,035

	1,875,768	2,213,528
Deferred tax liabilities:
Depreciation and amortization	166,719	148,358
Securities available for sale	473,432	28,354

	640,151	176,712

Net deferred tax assets	$1,235,617	$2,036,816

     At December 31, 2002, Pinnacle Financial has available net operating loss carryforwards of approximately $1,826,000 for Federal and State income tax purposes. If unused, the carryforwards will expire beginning in 2020.

Note 9. Commitments and Contingent Liabilities

     In the normal course of business, Pinnacle Financial has entered into off-balance-sheet financial instruments that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the consolidated financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

     Pinnacle Financial’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of Pinnacle Financial’s commitments at December 31, 2002 is as follows:

Commitments to extend credit	$64,530,000
Standby letters of credit	14,689,000

     Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. Pinnacle Financial evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Pinnacle Financial upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of December 31, 2002, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Common Stock Offerings and Warrants

     During June 2002, Pinnacle Financial concluded a follow-on offering of its common stock to the general public. As a result of this offering, Pinnacle Financial, through its underwriters, sold 1.2 million shares of common stock to the general public at $10.25 per share. The underwriters also exercised an over-allotment option and purchased an additional 180,000 shares at $10.25 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $12.7 million.

     During September 2001, Pinnacle Financial concluded a private placement of its common stock to certain accredited investors. Pursuant to the private placement, Pinnacle Financial received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share for its common stock. These shares were issued on October 26, 2001. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements.

     In August of 2000, Pinnacle Financial, through its underwriters, sold 1,875,000 common shares to the general public through an initial public offering at a price of $10 per share. The underwriters had the right to exercise an over-allotment option to purchase up to an additional 316,500 shares of common stock at $10.00 per share. Pursuant to the terms of the over-allotment option, the underwriters exercised their over-allotment option and purchased an additional 35,000 shares at $10 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18 million.

     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial were awarded on August 18, 2000, warrants to acquire 203,000 shares of common stock at $10.00 per share. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of December 31, 2002, two thirds of the warrants for approximately 135,300 shares were exercisable.

Note 11. Salary Deferral Plan

     Pinnacle Financial has a 401(k) retirement plan covering all employees which elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary with Pinnacle Financial matching 50% of the first 6% deferred in Pinnacle Financial stock. Pinnacle Financial’s expense associated with the matching component of this plan for the years ended December 31, 2002, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 was approximately $100,000, $92,000 and $22,000, respectively, and is included in the accompanying statements of operations in salaries and employee benefits expense.

Note 12. Stock Option Plan

     Pinnacle Financial has a stock option plan under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant. The shareholders of Pinnacle Financial approved an allocation of 520,000 common shares toward this plan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the plan changes during the years ended December 31, 2002 and 2001 and the period from February 28, 2000 (inception) to December 31, 2000 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Outstanding at beginning of period	—	$—
Granted	186,450	10.00
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2000	186,450	$10.00
Granted	53,300	7.65
Exercised	—	—
Forfeited	(550)	9.14

Outstanding at December 31, 2001	239,200	$9.48
Granted	129,700	10.01
Exercised	—	—
Forfeited	(6,550)	9.08

Outstanding at December 31, 2002	362,350	$9.67

     The following table summarizes information about Pinnacle Financial’s stock option plan at December 31, 2002.

	Number of	Remaining		Number of
	Shares	Contractual	Exercise	Shares
Grant date	Outstanding	Life in Years	Price	Exercisable

December, 2000	184,900	8.00	$10.00	73,960
March, 2001	49,500	8.25	7.64	9,900
November, 2001	1,050	9.00	7.75	210
February, 2002	122,100	9.25	9.92	—
September, 2002	2,300	9.75	11.50	—
December, 2002	2,500	10.00	12.91	—

	362,350	8.48	$9.67	84,070

     On January 21, 2003, Pinnacle Financial granted options to purchase 42,700 common shares to certain employees at an exercise price of $13.25 per share. These options will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.

Note 13. Employment Contracts

     Pinnacle Financial has entered into three continuously automatic-renewing three-year employment agreements with three of its senior executives, the President and Chief Executive Officer, the Chairman of the Board and Chief Financial Services Officer and the Chief Administrative Officer. These agreements will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify initial annual salaries of $220,000, $220,000 and $160,000, respectively, and annual bonuses to be determined by the Board of Directors.

Note 14. Related Party Transactions

     A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For the years ended December 31, 2002, 2001 and for the period from February 28, 2000 (inception) to December 31, 2000 Pinnacle Financial incurred approximately $110,000, $112,000 and $88,000, respectively, in expense for services rendered by this public relations company. Additionally, another director is a principal in a local insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s employee benefit plans, property and casualty insurance and other insurance policies.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Fair Value of Financial Instruments

     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash, Due From Banks and Fed Funds Sold - The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

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

Deposits, Securities Sold Under Agreements to Repurchase and Advances from the Federal Home Loan Bank - The carrying amounts of demand deposits, savings deposits and securities sold under agreements to repurchase approximate their fair values. Fair values for certificates of deposit and advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates and advances with similar remaining maturities.

Off-Balance Sheet Instruments - The fair values of Pinnacle Financial’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to Pinnacle Financial until such commitments are funded. Pinnacle Financial has determined that the fair value of these instruments is not significant.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at December 31, 2002 and 2001 were as follows:

	December 31, 2002		December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, due from banks, and Federal funds sold	$12,942,129	$12,942,129	$14,582,076	$14,582,076
Securities available for sale	73,980,054	73,980,054	19,885,834	19,885,834
Loans	209,743,436	213,611,571	134,439,642	136,587,922
Financial liabilities:
Deposits and securities sold under agreements to repurchase	$249,066,597	$248,676,006	$147,916,744	$149,167,341
Federal Home Loan Bank advances	21,500,000	21,505,811	8,500,000	8,543,476

	Notional		Notional
	Amount		Amount

Off-balance sheet instruments:
Commitments to extend credit	$64,530,000	$—	$42,864,000	$—
Standby letters of credit	14,689,000	—	5,195,000	—

Note 16. Regulatory Matters

     Pinnacle National is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, no dividends could be declared by Pinnacle National without regulatory approval.

     Pinnacle Financial and Pinnacle National are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle National must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and Pinnacle National’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002 and 2001, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%
At December 31, 2001
Total capital to risk weighted assets:
Pinnacle Financial	$18,188	11.2%	$12,971	8.0%	not applicable
Pinnacle National	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$16,356	10.1%	$6,486	4.0%	not applicable
Pinnacle National	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$16,356	11.6%	$5,649	4.0%	not applicable
Pinnacle National	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(*) Average assets for the above calculations were fourth quarter amounts.

     In connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At December 31, 2002 and December 31, 2001, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 9.8% and 11.0%, respectively.

Note 17. Parent Company Only Financial Information

     The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and for the period February 28, 2000 (inception) to December 31, 2000:

CONDENSED BALANCE SHEETS

	2002	2001

Assets:
Cash	$3,498,649	$786,051
Investment in subsidiary	28,862,887	17,440,808
Other asset	47,726	63,943

	$32,409,262	$18,290,802

Liabilities and Stockholders’ equity:
Other liabilities	5,615	—
Stockholders’ equity	32,403,647	18,290,802

	$32,409,262	$18,290,802

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

	2002	2001	2000

Income:
Interest income	$41,983	$12,046	$187,206
Expenses:
Salaries and employee benefits	—	—	104,181
Occupancy and equipment	—	—	43,419
Interest	—	—	34,598
Other	—	—	185,503

	—	—	367,701

Income (loss) before income taxes and equity in income (loss) of subsidiary	41,983	12,046	(180,495)
Income tax (expense) benefit	(16,217)	63,943	—

Income (loss) before equity in income (loss) of subsidiary	25,766	75,989	(180,495)
Equity in income (loss) of subsidiary	622,294	(1,212,654)	(2,074,694)

Net income (loss)	$648,060	$(1,136,665)	$(2,255,189)

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001	2000

Operating activities:
Net income (loss)	$648,060	$(1,136,665)	$(2,255,189)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Increase in other liabilities	5,615	—	—
Deferred tax expense (benefit)	16,217	(63,943)	—
Equity in (income) loss of subsidiary	(622,294)	1,212,654	2,074,694

Net cash provided (used) by operating activities	47,598	12,046	(180,495)

Investing activities - Investment in subsidiary	(10,080,000)	(3,000,000)	(17,675,500)

Financing activities - Net proceeds from sale of common stock	12,745,000	3,597,479	18,032,521

Net increase in cash	2,712,598	609,525	176,526
Cash, beginning of period	786,051	176,526	—

Cash, end of period	$3,498,649	$786,051	$176,526

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Quarterly Financial Results (unaudited)

     A summary of selected consolidated quarterly financial data for the years ended December 31, 2002 and 2001 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2002
Interest income	$2,573	$2,872	$3,425	$3,691
Net interest income	1,682	1,815	2,279	2,423
Provision for loan losses	209	232	247	250
Net income before taxes	72	173	347	412
Net income	45	107	211	285
Basic and diluted net income per share	$0.02	$0.04	$0.06	$0.08
2001
Interest income	$797	$1,298	$1,762	$2,212
Net interest income	447	661	962	1,420
Provision for loan losses	363	362	298	647
Net loss before taxes	(1,282)	(935)	(651)	(334)
Net income (loss)	(1,282)	(935)	(651)	1,731
Basic and diluted net income (loss) per share	$(0.67)	$(0.49)	$(0.34)	$0.79

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, which will be filed on or before March 31, 2003 under the following headings, and is incorporated herein by reference:

Proposal #1: Election of Directors;

Executive Management Information; and

Section 16(a) Beneficial Ownership Reporting Compliance.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, which will be filed on or before March 31, 2003 under the heading, “Executive Management Information” and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, which will be filed on or before March 31, 2003 under the headings, “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table summarizes information concerning Pinnacle Financial’s equity compensation plans at December 31, 2002:

Number of Shares
Remaining Available
for Future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options	Outstanding Options	Reflected in First
Plan Category	and Warrants	and Warrants	Column)

Equity compensation plans approved by shareholders – 2000 Stock Incentive Plan	362,350	$9.67	157,650
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	362,350	$9.67	157,650

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, which will be filed on or before March 31, 2003 under the headings, “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.	Description

3.1	Charter, as amended and restated*

3.2	Bylaws

4.1.1	Specimen Common Stock Certificate*

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office)*

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement*

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr.*

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations*

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan*

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award*

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000*

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners*

10.21	Green Hills Office Lease **

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

99.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

*	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

**	Registrant hereby incorporates by reference to the exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

     (b)  Reports on Form 8-K

                    None.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

Pinnacle Financial maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Pinnacle Financial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, Pinnacle Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Pinnacle Financial’s disclosure controls and procedures were effective.

     Changes in Internal Controls

There were no significant changes in Pinnacle Financial’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that it completed its evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner

M. Terry Turner
President and CEO

Date: March 4, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Chairman of the Board and Chief Financial Services Officer	March 4, 2003

/s/ M. Terry Turner M. Terry Turner	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2003

/s/ Harold R. Carpenter Harold R. Carpenter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2003

/s/ Sue R. Atkinson Sue R. Atkinson	Director	March 4, 2003

/s/ Gregory L. Burns	Director	March 4, 2003

/s/ Colleen Conway-Welch	Director	March 4, 2003

/s/ Clay T. Jackson Clay T. Jackson	Director	March 4, 2003

/s/ John E. Maupin, Jr.	Director	March 4, 2003

/s/ Robert E. McNeilly, Jr. Robert E. McNeilly, Jr.	Director	March 4, 2003

/s/ Dale W. Polley Dale W. Polley	Director	March 4, 2003

/s/ Linda E. Rebrovick	Director	March 4, 2003

/s/ James L. Shaub, II James L. Shaub, II	Director	March 4, 2003

/s/ Reese L. Smith, III Reese L. Smith, III	Director	March 4, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter, as amended and restated*

3.2	Bylaws

4.1.3	Specimen Common Stock Certificate*

4.1.4	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office)*

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement*

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr.*

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations*

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan*

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award*

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000*

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners*

10.21	Green Hills Office Lease **

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

99.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

*	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

**	Registrant hereby incorporates by reference to the exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

PINNACLE FINANCIAL PARTNERS, INC.

Certification — President and Chief Executive Officer

I, M. Terry Turner, certify that:

1)	I have reviewed this annual report on Form 10-KSB of Pinnacle Financial Partners, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	Signature:	/s/ M. Terry Turner

M. Terry Turner, President and Chief Executive Officer

PINNACLE FINANCIAL PARTNERS, INC.

Certification – Chief Financial Officer

I, Harold R. Carpenter, certify that:

1)	I have reviewed this annual report on Form 10-KSB of Pinnacle Financial Partners, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	Signature:	/s/ Harold R. Carpenter

Harold R. Carpenter, Chief Financial Officer