Form 10QSB
period 2003-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2003-05-08
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1812853

(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

     3,692,053 shares of common stock, $1.00 par value per share, issued and outstanding as of April 30, 2003.

     Transitional Small Business Disclosure Format (check one):   YES   ☐    NO   ☒

Pinnacle Financial Partners, Inc.
Report on Form 10-QSB
March 31, 2003

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of Pinnacle Financial to satisfy regulatory requirements for its expansion plans, (vi) changes in the legislative and regulatory environment and (vii) other risk factors including those discussed in Pinnacle Financial’s annual report on Form 10-KSB and other reports filed with the Securities and Exchange Commission. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31,	December 31,
	2003	2002

ASSETS
Cash and noninterest bearing due from banks	$11,477,529	$8,061,300
Interest-bearing due from banks	935,614	4,195,647
Federal funds sold and securities purchased under agreements to resell	4,318,135	685,182

Cash and cash equivalents	16,731,278	12,942,129
Securities available-for-sale, at fair value	92,477,968	73,980,054
Mortgage loans held-for-sale	790,150	—
Loans	228,842,646	209,743,436
Less allowance for loan losses	(2,860,000)	(2,677,043)

Loans, net	225,982,646	207,066,393
Premises and equipment, net	4,393,627	3,611,504
Other assets	7,990,763	7,678,894

Total assets	$348,366,432	$305,278,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$38,817,830	$31,599,897
Interest-bearing demand	13,962,696	13,234,956
Savings and money market accounts	87,700,475	75,995,881
Time	126,250,590	113,185,655

Total deposits	266,731,591	234,016,389
Securities sold under agreements to repurchase	15,845,627	15,050,208
Federal Home Loan Bank advances	32,500,000	21,500,000
Other liabilities	885,973	2,308,730

Total liabilities	315,963,191	272,875,327
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at March 31, 2003 and December 31, 2002	3,692,053	3,692,053
Additional paid-in capital	30,682,947	30,682,947
Accumulated deficit	(2,370,815)	(2,743,794)
Accumulated other comprehensive income, net	399,056	772,441

Total stockholders’ equity	32,403,241	32,403,647

Total liabilities and stockholders’ equity	$348,366,432	$305,278,974

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended
	March 31,
	2003	2002

Interest income:
Loans, including fees	$2,963,513	$2,264,696
Securities, available-for-sale:
Taxable	908,046	274,222
Tax-exempt	37,863	—
Federal funds sold and other	36,411	34,162

Total interest income	3,945,833	2,573,080

Interest expense:
Deposits	1,072,672	796,126
Securities sold under agreements to repurchase	14,796	21,611
Federal funds purchased and other borrowings	222,130	73,688

Total interest expense	1,309,598	891,405

Net interest income	2,636,235	1,681,675
Provision for loan losses	288,026	209,000

Net interest income after provision for loan losses	2,348,209	1,472,675
Noninterest income:
Service charges on deposit accounts	101,753	53,640
Investment sales commissions and fees	155,932	181,510
Gain on sale of investment securities, net	17,689	—
Gain on loan participations sold, net	2,189	19,773
Other noninterest income	184,610	49,227

Total noninterest income	462,182	304,150

Noninterest expense:
Compensation and employee benefits	1,434,912	1,108,312
Equipment and occupancy	396,825	340,871
Marketing and other business development	75,490	45,898
Postage and supplies	73,262	54,914
Other noninterest expense	261,775	154,924

Total noninterest expense	2,242,264	1,704,914

Income before income taxes	568,127	71,911
Income tax expense	195,148	27,327

Net income	$372,979	$44,584

Per share information:
Basic net income per common share	$0.10	$0.02

Diluted net income per common share	$0.10	$0.02

Weighted average shares outstanding:
Basic	3,692,053	2,312,053
Diluted	3,841,631	2,323,076

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three months ended
	March 31,
	2003	2002

Operating activities:
Net income	$372,979	$44,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of available-for-sale securities	163,879	23,875
Depreciation and amortization	216,212	167,438
Provision for loan losses	288,026	209,000
Gain on sale of investment securities, net	(17,689)	—
Gain on participations sold	(2,189)	(19,773)
Deferred tax expense	195,148	27,327
Originated mortgage loans held-for-sale	(790,150)	—
Increase in other assets	(548,741)	(65,062)
Decrease in other liabilities	(949,325)	(22,812)

Net cash provided by (used in) operating activities	(1,071,850)	364,577

Investing activities:
Activities in securities available-for-sale:
Purchases	(42,333,066)	(2,015,313)
Sales	12,403,500	—
Maturities, prepayments and calls	10,683,228	1,323,458
Net increase in loans	(19,204,279)	(16,840,271)
Purchases of premises and equipment and software	(906,305)	(33,212)
Purchases of other assets	(292,700)	(148,200)

Net cash used in investing activities	(39,649,622)	(17,713,538)

Financing activities:
Net increase in deposits	32,715,202	16,200,960
Net increase in securities sold under agreements to repurchase	795,419	(4,434,226)
Advances from Federal Home Loan Bank	11,000,000	3,000,000
Decrease in Federal funds purchased	—	2,500,000

Net cash provided by financing activities	44,510,621	17,266,734

Net increase (decrease) in cash and cash equivalents	3,789,149	(82,230)
Cash and cash equivalents, beginning of period	12,942,129	14,582,076

Cash and cash equivalents, end of period	$16,731,278	$14,499,846

Supplemental disclosure:
Cash paid for interest	$1,374,243	$829,929

Cash paid for income taxes	$—	$—

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

     Stock-Based Compensation — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below.

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		2003	2002

Net income, as reported		$372,979	$44,584
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(43,909)	(32,771)

Pro forma net income		$329,070	$11,813

Per share information:
Basic net income	As reported	$0.10	$0.02
	Pro forma	$0.09	$—
Diluted net income	As reported	$0.10	$0.02
	Pro forma	$0.09	$—

     For purposes of these calculations, the fair value of options granted for the three months ended March 31, 2003 and 2002 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2003	2002

Risk free interest rate	1.25%	1.74%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	38.1%	69.7%
Weighted average fair value	$4.67	$5.69

     Income Per Common Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants.

     As of March 31, 2003, there were common stock options outstanding to purchase up to 404,100 common shares. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three months ended March 31, 2003 and 2002. Additionally, as of March 31, 2003, Pinnacle Financial had dilutive warrants outstanding to purchase 203,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three months ended March 31, 2003 and 2002.

     The basic net income per share information for the three months ended March 31, 2002 was computed based on 2,312,053 common shares. On June 14, 2002, Pinnacle Financial issued 1,200,000 additional common shares in conjunction with a common stock offering to the general public and then on June 24, 2002 issued an additional 180,000 shares in conjunction with the underwriters’ exercise of the over-allotment option. As a result, 3,692,053 common shares were outstanding for the three months ended March 31, 2003.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2003 and 2002:

	2003	2002

Basic earnings per share calculation:
Numerator – Net income	$372,979	$44,584
Denominator – Average common shares outstanding	3,692,053	2,312,053
Basic net income per share	$0.10	$0.02
Diluted earnings per share calculation:
Numerator – Net income	$372,979	$44,584
Denominator – Average common shares outstanding	3,692,053	2,312,053
Dilutive shares contingently issuable	149,578	11,023

Average dilutive common shares outstanding	3,841,631	2,323,076
Diluted net income per share	$0.10	$0.02

     Comprehensive Income (Loss) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities. Other comprehensive loss for the three months ended March 31, 2003 of $372,000 compared to an other comprehensive loss of $163,000 for the three months ended March 31, 2002.

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no additional individually significant business segments.

     Recent Accounting Pronouncements — On July 30, 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the financial position or results of operations of Pinnacle Financial as of and for the three months ended March 31, 2003.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the financial position or results of operations of Pinnacle Financial as of and for the three months ended March 31, 2003.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Reclassifications – Certain previous amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no impact on net income or loss during any period.

NOTE 2.   SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and fair value of securities available-for-sale at March 31, 2003 and December 31, 2002 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale - 2003:
U.S. government and agency securities	$19,584,690	$409,554	$(38,471)	$19,955,773
Mortgage-backed securities	67,897,170	501,583	(308,170)	68,090,583
State and municipal securities	4,352,470	81,587	(2,445)	4,431,612

	$91,834,330	$992,724	$(349,086)	$92,477,968

Securities available-for-sale - 2002:
U.S. government and agency securities	$14,588,520	$455,021	$(18,355)	$15,025,186
Mortgage-backed securities	54,566,041	815,806	(8,149)	55,373,698
State and municipal securities	3,579,620	13,066	(11,516)	3,581,170

	$72,734,181	$1,283,893	$(38,020)	$73,980,054

     The Company realized $18,000 in net gains from the sale of $12,404,000 of available-for-sale securities during the three months ended March 31, 2003. At March 31, 2003, approximately $50,739,000 of the Company’s available-for-sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of loans at March 31, 2003 and December 31, 2002 is summarized as follows:

	2003	2002

Commercial real estate – Mortgage	$64,123,902	$58,964,823
Commercial real estate – Construction	6,372,706	5,396,697
Commercial – Other	107,798,263	98,722,136

Total Commercial	178,294,871	163,083,656

Consumer real estate – Mortgage	40,369,215	37,533,445
Consumer real estate – Construction	2,122,186	1,971,152
Consumer – Other	8,056,374	7,155,183

Total Consumer	50,547,775	46,659,780

Total Loans	228,842,646	209,743,436
Allowance for loan losses	(2,860,000)	(2,677,043)

Loans, net	$225,982,646	$207,066,393

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $29.5 million and $27.1 million, while credit exposure to operators of nonresidential buildings approximated $7.8 million and $9.6 million at March 31, 2003 and December 31, 2002, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At March 31, 2003 and 2002, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,095,000 and $220,000 at March 31, 2003 and 2002, respectively. In each case, Pinnacle Financial reversed all previously accrued interest income

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

against current year earnings. Had these loans been on accruing status, interest income would have been higher by $29,000 and $4,000 for the three months ended March 31, 2003 and 2002, respectively.

     Changes in the allowance for loan losses for the three months ended March 31, 2003 and for the year ended December 31, 2002 are as follows:

	2003	2002

Balance at beginning of period	$2,677,043	$1,832,000
Charged-off loans	(105,069)	(92,957)
Recovery of previously charged-off loans	—	—
Provision for loan losses	288,026	938,000

Balance at end of period	$2,860,000	$2,677,043

     At March 31, 2003, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $7,084,000 to certain directors, executive officers, and their related entities of which $3,799,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     During the three months ended March 31, 2003 and 2002, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the three months ended March 31, 2003 and 2002 of approximately $2,000 and $20,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan.

NOTE 4.   INCOME TAXES

     Income tax expense for the three months ended March 31, 2003 and 2002 consists of the following:

	2003	2002

Current tax expense:
Federal	$—	$—
State	—	—

Total current tax expense	—	—

Deferred tax expense:
Federal	164,310	22,968
State	30,838	4,359

Total deferred tax expense	195,148	27,327

Change in valuation allowance	—	—

	$195,148	$27,327

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2003 and 2002 to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2003 and 2002 is as follows:

	2003	2002

Income taxes at statutory rate	$193,163	$24,450
State tax benefit, net of federal tax effect	20,353	2,877
Other items	(18,368)	—
Change in valuation allowance	—	—

Income tax expense	$195,148	$27,327

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at March 31, 2003 and December 31, 2002 are as follows:

	2003	2002

Deferred tax assets:
Loan loss allowance	$1,120,522	1,015,703
Other accruals	159,466	169,846
Net operating loss carryforward	430,960	690,219

	1,710,948	1,875,768
Deferred tax liabilities:
Depreciation and amortization	197,047	166,719
Securities available for sale	244,583	473,432

	441,630	640,151

Net deferred tax assets	$1,269,318	$1,235,617

     At March 31, 2003, Pinnacle Financial has available net operating loss carryforwards of approximately $1,104,000 for Federal and state income tax purposes. If unused, the carryforwards will expire beginning in 2020.

NOTE 5.   OFF-BALANCE SHEET COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (ie. including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

     Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

     Pinnacle Financial follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

     The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at March 31, 2003 is as follows:

Commitments to extend credit	$71,373,000
Standby letters of credit	17,480,000

     At March 31, 2003, the fair value of Pinnacle Financial’s standby letters of credit was $24,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of March 31, 2003, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

NOTE 6.   COMMON STOCK

     Three executives of the Company (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of the Company’s Board of Directors and two other organizers of the Company (collectively, the Company’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the initial public offering, which represented approximately 21% of the offering. The Founders were awarded common stock warrants which allow each individual the ability to purchase the common stock of the Company at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of March 31, 2003, two thirds of the warrants for approximately 135,300 shares were exercisable.

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

     A summary of the plan changes during the three months ended March 31, 2003 and for the year ended December 31, 2002 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Outstanding at December 31, 2001	239,200	$9.48
Granted	129,700	10.01
Exercised	—	—
Forfeited	(6,550)	9.08

Outstanding at December 31, 2002	362,350	$9.67
Granted	42,700	13.30
Exercised	—	—
Forfeited	(950)	9.47

Outstanding at March 31, 2003	404,100	$10.06

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about Pinnacle Financial’s stock option plan at March 31, 2003.

	Number of	Remaining		Number of
	Shares	Contractual	Exercise	Shares
Grant date	Outstanding	Life in Years	Price	Exercisable

December, 2000	184,550	7.75	$10.00	73,820
March, 2001	49,300	8.00	7.64	9,860
November, 2001	1,050	8.75	7.75	210
February, 2002	121,700	9.00	9.92	24,340
September, 2002	2,300	9.50	11.50	—
December, 2002	2,500	9.75	12.91	—
February, 2003	42,700	10.00	13.30	—

	404,100	8.42	$10.06	108,230

NOTE 7.   REGULATORY MATTERS

     Pinnacle National is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2003, no dividends could be declared by Pinnacle National without regulatory approval.

     Pinnacle Financial and Pinnacle National are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle National must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and Pinnacle National’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2003 and December 31, 2002, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$35,672	12.9%	$22,002	8.0%	not applicable
Pinnacle National	$31,331	11.6%	$22,002	8.0%	$27,503	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$32,802	11.9%	$11,001	4.0%	not applicable
Pinnacle National	$28,461	10.5%	$11,001	4.0%	$16,502	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$32,802	9.8%	$13,044	4.0%	not applicable
Pinnacle National	$28,461	8.7%	$13,044	4.0%	$16,305	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

(*)	Average assets for the above calculations were first quarter of 2003 for the March 2003 amounts and fourth quarter of 2002 for the December 2002 amounts.

     In connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At March 31, 2003 and December 31, 2002, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 8.7% and 9.8%, respectively.

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

The following is a discussion of our financial condition at March 31, 2003 and December 31, 2002 and our results of operations for the three months ended March 31, 2003 and 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements or the unaudited interim consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in our 2002 Annual Report on Form 10-KSB.

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

Allowance for Loan Losses (ALL). Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

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

Results of Operations — Three Months Ended March 31, 2003 and 2002

Our results for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Net income for the three months ended March 31, 2003 was $373,000 compared to a net income of $45,000 for the three months ended March 31, 2002. The following is a more detailed discussion of results of our operations which focuses primarily on comparing, for each major item in the results, the first quarter of 2003 to the first quarter of 2002.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended March 31, 2003, we recorded net interest income of $2,636,000 which resulted in a net interest margin of 3.5% for first quarter of 2003. For the three months ended March 31, 2002, we recorded net interest income of $1,682,000 which resulted in a net interest margin of 4.1% for the first quarter of 2002.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate (1)	Balances	Interest	Rate (1)

			(dollars in thousands)
Interest-earning assets:
Loans	$217,690	$2,964	5.52%	$143,402	$2,264	6.42%
Securities, available-for-sale:
Taxable	83,129	908	4.43	19,438	274	5.73
Tax-exempt	3,995	38	4.61	—	—	—
Federal funds sold and securities purchased under agreements to resell	5,458	12	0.88	3,930	20	2.03
Other	1,955	24	5.52	950	15	6.63

Total interest-earning assets	312,227	3,946	5.14	167,720	2,573	6.24

Nonearning assets	13,881			10,274

Total assets	$326,108			$177,994

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$13,571	22	0.64%	$8,474	23	1.11%
Savings and money market	79,262	205	1.05	52,662	233	1.80
Certificates of deposit	120,434	846	2.85	62,709	540	3.49

Total interest-bearing deposits	213,267	1,073	2.04	123,845	796	2.61
Securities sold under agreements to repurchase	14,106	15	0.43	10,644	22	0.82
Federal funds purchased	4,248	16	1.53	1,749	8	1.89
Federal Home Loan Bank advances	29,994	206	2.79	8,600	65	3.09

Total interest-bearing liabilities	261,615	1,310	2.03	144,838	891	2.50
Demand deposits	30,278	—	—	14,088	—	—

Total deposits and interest-bearing liabilities	291,893	1,310	1.82	158,926	891	2.28

Other liabilities	1,540			776
Stockholders’ equity	32,675			18,292

Total liabilities and stockholders’ equity	$326,108			$177,994

Net interest income		$2,636			$1,682

Net interest spread			3.32%			3.96%
Net interest margin			3.46%			4.10%

(1)	Yields computed on tax exempt instruments on a tax equivalent basis.

Net interest income for the three months ended March 31, 2003 was $954,000 greater than net interest income for the three months ended March 3, 2002. However, the net interest margin of 3.46% for the three months ended March 31, 2003 was 0.64% (or 64 basis points) less than the net interest margin of 4.10% for the three months ended March 31, 2002. The yield on interest-earning assets decreased by 110 basis points between the two periods, while the rate paid on funding sources only decreased by 46 basis points. Several factors contributed to this including:

a.	The federal funds rate for the period from January 1, 2003 through March 31, 2003 was 1.25% compared to 1.75% for the same period in 2002, a decline of 50 basis points. A significant amount of our loans are to prime rate-based borrowers. As a result, as the federal funds rate adjusts then our prime rate adjusts in similar fashion.
b.	During 2002 and 2003, we were able to grow our funding base. For asset/liability management purposes, we elected to allocate a proportionately greater amount of such funds to our investment portfolio versus our loan portfolio. Investment securities generally have lower yields than do loans.
c.	Although deposit rates did decrease between the two periods, our deposit rates will adjust more slowly than our loan yields due to competitive market pressures.

Rate and Volume Analysis. As noted above, net interest income increased by $954,000 between the three months ended March 31, 2003 and 2002. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)

	(dollars in thousands)
Interest-earning assets:
Loans	$1,059	$(359)	$700
Securities, available-for-sale:
Taxable	711	(77)	634
Tax-exempt	38	—	38
Federal funds sold and securities purchased under agreements to resell	6	(14)	(8)
Other	12	(3)	9

	1,826	(453)	1,373

Interest-bearing liabilities:
Interest checking	$11	$(12)	$(1)
Savings and money market accounts	93	(121)	(28)
Certificates of deposit	423	(117)	306

Total interest-bearing deposits	526	(249)	277
Securities sold under agreements to repurchase	6	(13)	(7)
Federal funds purchased	10	(2)	8
Federal Home Loan Bank advances	148	(7)	141

	690	(271)	419

Increase (decrease) in net interest income	$1,136	$(182)	$954

(1)	The above amounts are presented on a fully tax equivalent basis.
(2)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $288,000 and $209,000 for the three months ended March 31, 2003 and 2002, respectively.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. The increase in the provision for loan losses in 2003 when compared to 2002 was due to the relative increase in the rate of loan growth in 2003 when compared to 2002. Based upon our management’s assessment of the loan portfolio, we have adjusted our ALL to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the ALL, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our ALL and, thus, the resulting provision for loan losses.

Noninterest Income. Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the sale of investment products, as well as various other components of noninterest income, often reflect market conditions, our noninterest income may tend to have more fluctuations than does net interest income.

For the three months ended March 31, 2003, our noninterest income was $462,000, which was an increase of $304,000 from the three months ended March 31, 2002. The following is the makeup of our noninterest income for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	2003	2002

Service charges on deposit accounts	$102	$54
Investment sales commissions and fees	156	182
Gain on sale of investment securities	18	—
Gain on loan participations sold, net	2	20
Other noninterest income:
Mortgage related fees	55	—
Fees from issuance of letters of credit	48	11
Increase in cash value of insurance	25	—
Other	56	37

Total noninterest income	$462	$304

As shown, the largest component of noninterest income is commissions and fees from our investment advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At March 31, 2003, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $177 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $169 million at March 31, 2002. Investment sales commissions and fees decreased in 2003 from the same period in 2002 as trading activity decreased due to the national market conditions.

Noninterest income for the three months ended March 31, 2003 increased over that of the same period in 2002 due to an increase in service charges on deposits which was attributable to increased deposit accounts subject to service charges and mortgage related fees which was attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003. These mortgage fees represent income earned on loans originated by Pinnacle National and subsequently sold at a discount to third-party investors.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National is guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies. At March 31, 2003, the aggregate cash value of these policies, which is reflected in other assets on our consolidated balance sheet, was $1,867,000. Pinnacle National has not borrowed any funds against these policies as of December 31, 2002.

Another noninterest income item for the three months ended March 31, 2003 and 2002 was related to our sale of certain loan participations to our correspondent banks which were primarily related to new lending transactions in excess of internal loan limits. At March 31, 2003 and pursuant to participation agreements with these correspondents, we had participated approximately $42 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recorded $2,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the three months ended March 31, 2003 compared to $20,000 during the three months ended March 31, 2002. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended March 31, 2003, we incurred approximately $2,242,000 in noninterest expenses compared to approximately $1,705,000 during the three months ended March 31, 2002.

The following is the makeup of our noninterest expense for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	2003	2002

Compensation and benefits	$1,434	$1,108
Equipment and occupancy	397	341
Marketing and business development	76	46
Postage and supplies	73	55
Other noninterest expense	262	155

Total noninterest expense	$2,242	$1,705

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, incentives, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate increases in our expenses during 2003 for such items as additional personnel, the opening of our Rivergate location in April of 2003, the opening of our Cool Springs location in fall of 2003, the development of new business lines, such as mortgage origination and other expenses which tend to increase in relation to our growth.

Income Taxes. The effective income tax expense rate for the three months ended March 31, 2003 was approximately 34.3% compared to 38.0% for the three months ended March 31, 2002. The reduction in the tax rate is attributable to the impact of nontaxable (for Federal purposes) investments and other assets.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	March	December	September	June	March	December
	2003	2002	2002	2002	2002	2001

Balance sheet data, at quarter end:
Total assets	$348,366	$305,279	$278,750	$229,795	$192,476	$175,439
Total loans	228,842	209,743	191,299	170,427	151,280	134,440
Allowance for loan losses	(2,860)	(2,677)	(2,427)	(2,182)	(2,041)	(1,832)
Securities available-for-sale	94,600	73,980	57,062	37,950	20,302	19,886
Total deposits	266,732	234,016	212,914	168,752	149,460	133,259
Securities sold under agreements to repurchase	15,846	15,050	16,720	16,855	10,233	14,658
Advances from FHLB	32,500	21,500	15,500	11,500	11,500	8,500
Total stockholders’ equity	32,403	32,404	32,089	31,402	18,172	18,291
Statement of operations data, for the three months ended:
Interest income	$3,946	$3,691	$3,425	$2,872	$2,573	$2,212
Interest expense	1,310	1,268	1,146	1,057	891	792

Net interest income	2,636	2,423	2,279	1,815	1,682	1,420
Provision for loan losses	288	250	247	232	209	647

Net interest income after provision for loan losses	2,348	2,173	2,032	1,583	1,473	773
Noninterest income	462	469	497	462	304	498
Noninterest expense	2,242	2,230	2,182	1,872	1,705	1,604

Net income (loss) before taxes	568	412	347	173	72	(333)
Income tax expense (benefit)	195	127	136	66	27	(2,065)

Net income	$373	$285	$211	$107	$45	$1,732

Per share data:
Net income – basic	$0.10	$0.08	$0.06	$0.04	$0.02	$0.79
Net income – diluted	$0.10	$0.08	$0.06	$0.04	$0.02	$0.79
Book value at quarter end	$8.78	$8.78	$8.69	$8.51	$7.86	$7.91
Weighted avg. shares – basic	3,692,053	3,692,053	3,692,053	2,521,723	2,312,053	2,198,430
Weighted avg. shares – diluted	3,841,631	3,795,967	3,745,272	2,555,844	2,318,887	2,198,430
Common shares outstanding	3,692,053	3,692,053	3,692,053	3,692,053	2,312,053	2,312,053

Our management believes earning assets should continue to increase with associated increases in net interest income. The amounts of increased net interest income along with increased noninterest income should exceed the amount of increases in the provision for loan losses and noninterest expense and be sufficient to produce improved results throughout 2003.

Financial Condition – March 31, 2003 compared to December 31, 2002

Our consolidated balance sheet at March 31, 2003 reflects significant growth since December 31, 2002. Total assets grew from $305 million at December 31, 2002 to $348 million at March 31, 2003, a 14% increase (56% annualized increase). Total deposits grew $33 million during the first quarter of 2003, also an increase of 14% (56% annualized increase). We invested substantially all of the additional deposits and other fundings in loans, which grew by $19 million during 2003, and securities available-for-sale which increased by $21 million in the same period.

Loans. The composition of loans at March 31, 2003 and December 31, 2002 and the percentage of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Commercial real estate – mortgage	$64,124	28.0%	$58,965	28.1%
Commercial real estate – construction	6,373	2.8	5,397	2.6
Commercial – other	107,798	47.1	98,722	47.1

Total commercial	178,295	77.9	163,084	77.8

Consumer real estate – mortgage	40,369	17.6	37,533	17.9
Consumer real estate – construction	2,122	0.9	1,971	0.9
Consumer – other	8,056	3.6	7,155	3.4

Total consumer	50,547	22.1	46,659	22.2

Total loans	$228,842	100.0%	$209,743	100.0%

The following table classifies our fixed and variable rate loans at March 31, 2003 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Based on Contractual Maturities
				Variable
	Fixed	Variable		Rate Loan
	Rates	Rates	Total	Repricing Dates

Due within one year	$7,643	$66,031	$73,674	$129,354
Due in one year through five years	50,906	35,921	86,827	23,523
Due after five years	13,356	54,985	68,341	4,060

	$71,905	$156,937	$228,842	$156,937

The above information does not consider the impact of scheduled principal payments.

Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking laws and regulations.

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

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2003, we had $1,095,000 in loans on nonaccrual compared to $1,845,000 at December 31, 2002. One loan relationship accounts for most of this amount. This relationship involves various commercial loans aggregating $1,025,000 to a borrower who during the fourth quarter of 2002 filed for reorganization pursuant to the bankruptcy laws of the United States. Management is actively pursing remedies to eliminate and/or otherwise minimize any additional negative financial impact that might occur from this and any other nonaccrual loans.

During the three months ended March 31, 2003, one relationship for $750,000 which had been on nonaccrual at December 31, 2002 was paid pursuant to the sale of the underlying collateral to another borrower. Pursuant to this transaction, we recorded an $88,000 charge-off to the ALL during the three months ended March 31, 2003.

There were approximately $44,000 in other loans at March 31, 2003 which were 90 days past due and still accruing interest. At March 31, 2003 and December 31, 2002, no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at March 31, 2003 and December 31, 2002. The following table is a summary of our nonperforming assets at the indicated dates (dollars in thousands):

	March 31,	December 31,
	2003	2002

Nonaccrual loans (1)	$1,095	$1,845
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	1,095	1,845
Accruing loans past due 90 days or more	44	22

Total nonperforming assets and accruing loans past due 90 days or more	$1,139	$1,867

Total loans outstanding	$228,842	$209,743
Ratio of total nonperforming assets to total loans outstanding at end of period	0.48%	0.88%
Ratio of total nonperforming assets to allowance for loan losses at end of period	38.3%	68.9%

(1)	Interest income that would have been recorded in the first quarter of 2003 related to nonaccrual loans was $29,000 compared to $43,000 for the year ended December 31, 2002, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $73,000 or 0.03% of total loans at March 31, 2003 compared to $77,000 or 0.04% at December 31, 2002. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of March 31, 2003 and December 31, 2002, our allowance for loan losses was $2,860,000 and $2,677,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 78% of our loan portfolio at March 31, 2003 and December 31, 2002 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a meaningful credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at March 31, 2003 and December 31, 2002. Credit exposure to the trucking industry approximated $29.5 million at March 31, 2003 and $27.1 million at December 31, 2002. The $29.5 million concentration to the trucking industry at March 31, 2003 included approximately 40 relationships, while the $27.1 million at December 31, 2002 included 43 relationships. Credit exposure to operators of nonresidential buildings approximated $7.8 million at March 31, 2003 and $9.6 million at December 31, 2002. The $7.8 million concentration to operators of nonresidential buildings at March 31, 2003 included approximately 13 relationships, while the $9.6 million at December 31, 2002 included 13 relationships. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At March 31, 2003 and December 31, 2002, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of March 31, 2003 and December 31, 2002 (dollars in thousands):

	March 31, 2003		December 31, 2002

		Percentage		Percentage
	Amount	of ALL	Amount	of ALL

Commercial	$1,784	62.4%	$1,744	65.1%
Consumer	436	15.2	398	14.9
Unallocated	640	22.4	535	20.0

	$2,860	100.0%	$2,677	100.0%

During the first quarter of 2003, we charged-off $88,000 related to a particular loan, which prior to the charge-off date, had been on nonaccrual status. We also charged-off another $17,000 related to a consumer loan. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2003, for the year ended December 31, 2002 and the ratio of the allowance for loan losses to total loans as of the end of each period:

	2003	2002

Balance at beginning of period	$2,677	$1,832
Provision for loan losses	288	938
Charged-off loans	(105)	(93)
Recovery of previously charged-off loans	—	—

Balance at end of period	$2,860	$2,677

Ratio of the allowance for loan losses to total loans at the end of the period	1.25%	1.28%

Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.19%	0.05%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $92.5 million and $74.0 million at March 31, 2003 and December 31, 2002, respectively.

The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale – March 31, 2003:
U.S. government and agency securities	$19,585	$410	$(39)	$19,956
Mortgage-backed securities	67,898	502	(308)	68,092
State and municipal securities	4,352	81	(3)	4,430

	$91,835	$993	$(350)	$92,478

Securities available-for-sale – December 31, 2002:
U.S. government and agency securities	$14,588	$455	$(18)	$15,025
Mortgage-backed securities	54,566	816	(8)	55,374
State and municipal securities	3,580	13	(12)	3,581

	$72,734	$1,284	$(38)	$73,980

During the first quarter of 2003, we sold $12.4 million of available-for-sale securities at a net gain of $18,000. At March 31, 2003, approximately $50.7 million of our available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of March 31, 2003 and December 31, 2002 (dollars in thousands).

	U.S. government		State and
	and agency		municipal		Mortgage-backed
	securities		securities		securities		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale –
March 31, 2003:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,023	4.7%	168	4.3%	—	—	3,191	4.6%
Due in five years to ten years	16,933	4.4%	3,771	5.3%	—	—	20,704	4.8%
Due after ten years	—	—	491	5.8%	—	—	491	5.8%
Mortgage-backed securities	—	—	—	—	68,092	4.8%	68,092	4.8%

	$19,956	4.5%	$4,430	5.4%	$68,092	4.8%	$92,478	4.8%

Securities available-for-sale –
December 31, 2002:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,217	4.5%	165	4.3%	—	—	3,382	4.4%
Due in five years to ten years	11,808	4.7%	2,923	5.4%	—	—	14,731	4.9%
Due after ten years	—	—	493	5.8%	—	—	493	5.8%
Mortgage-backed securities	—	—	—	—	55,374	4.8%	55,374	4.8%

	$15,025	4.6%	$3,581	5.4%	$55,374	4.8%	$73,980	4.8%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $266.7 million of deposits at March 31, 2003 compared to $234.0 million at December 31, 2002. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $15.8 million at March 31, 2003 and $15.1 million at December 31, 2002. Additionally, at March 31, 2003, we had borrowed $32.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $21.5 million at December 31, 2002.

Generally, banks classify their funding base as either core funding or non-core funding based on regulatory definitions that have existed for some period of time. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2003 and December 31, 2002 (dollars in thousands):

	2003		2002

	Amount	Percentage	Amount	Percentage

Core funding:
Noninterest-bearing demand deposits	$38,818	12.3%	$31,600	11.7%
Interest-bearing demand deposits	13,963	4.4	13,235	4.9
Savings and money market deposits	87,700	27.8	75,996	28.1
Time deposits less than $100,000	30,111	9.6	25,746	9.5

Total core funding	170,592	54.1	146,577	54.2

Non-core funding:
Time deposits greater than $100,000
Client certificates of deposit	36,859	11.7	30,316	11.2
Public funds	15,041	4.8	14,423	5.3
Brokered deposits	44,239	14.0	42,700	15.8
Securities sold under agreements to repurchase	15,846	5.0	15,050	5.6
Federal Home Loan Bank advances	32,500	10.4	21,500	7.9

Total non-core funding	144,485	45.9	123,989	45.8

	$315,077	100.0%	$270,566	100.0%

The amounts of time deposits issued in amounts of $100,000 or more as of March 31, 2003 and December 31, 2002 amounted to $96.1 million and $87.4 million, respectively. The following table shows our time deposits over $100,000 by category at March 31, 2003 and December 31, 2002, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	2003	2002

Three months or less	$27,061	$20,470
Over three but less than six months	23,166	22,288
Over six but less than twelve months	19,346	25,386
Over twelve months	26,566	19,295

	$96,139	$87,439

Capital Resources. At March 31, 2003 and December 31, 2002, our stockholders’ equity amounted to $32.4 million. The increase in stockholders’ equity attributable to net income for the three months ended March 31, 2003 of $373,000 was offset by the net comprehensive loss of $373,000 attributable to the devaluation of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At March 31, 2003 and December 31, 2002, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At March 31, 2003 and December 31, 2002, Pinnacle National was categorized as “well capitalized”. To be categorized as “well capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes.

The following table presents actual, minimum and “well capitalized” capital amounts and ratios at March 31, 2003 and December 31, 2002:

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$35,672	12.9%	$22,002	8.0%	not applicable
Pinnacle National	$31,331	11.6%	$22,002	8.0%	$27,503	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$32,802	11.9%	$11,001	4.0%	not applicable
Pinnacle National	$28,461	10.5%	$11,001	4.0%	$16,502	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$32,802	9.8%	$13,044	4.0%	not applicable
Pinnacle National	$28,461	8.7%	$13,044	4.0%	$16,305	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

(*) Average assets for the above calculations were fourth quarter amounts.

Also, in connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At March 31, 2003 and December 31, 2002, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 8.7% and 9.8%, respectively.

In order for Pinnacle National to achieve anticipated asset growth while continuing to meet regulatory requirements for minimum capital and for well capitalized status, we would plan to inject additional capital into Pinnacle National. In order to inject the required capital into Pinnacle National, Pinnacle Financial would first utilize some or all of its available unrestricted cash of approximately $3.5 million to increase Pinnacle National’s capital position. We currently anticipate during the latter half of 2003 raising additional capital. This would be accomplished through either Pinnacle Financial incurring indebtedness and contributing a corresponding amount of capital to Pinnacle National, which would require regulatory approval, or a public or private equity offering by Pinnacle Financial. Should we issue additional equity securities, such securities could dilute the interests of our current shareholders.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. Currently, Pinnacle National cannot pay Pinnacle Financial any dividends without prior approval of the OCC.

We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At March 31, 2003, Pinnacle National’s accumulated deficit was approximately $2.3 million. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity. The following table shows return on assets (annualized net income divided by average total assets), return on equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three months ended March 31, 2003 and for the year ended December 31, 2002.

	2003	2002

Return on assets	0.5%	0.3%
Return on equity	4.6%	2.5%
Dividend payout ratio	—%	—%
Stockholders’ equity to asset ratio	10.0%	11.6%

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

At March 31, 2003, our cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities was 88% (compared to 82% at December 31, 2002), which was within our targeted ratio of 75% to 125% in this time horizon. Since the ratio is less than 100%, the ratio indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, could have a negative impact on our net interest income. However, deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position to manage our net interest margins through an upward rate environment.

Each of the above analysis may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2003 and December 31, 2002, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

At March 31, 2003, we had approximately $51.2 million of liquid assets compared to $38.4 million at December 31, 2002. For purposes of liquidity management, liquid assets are cash and cash equivalents and the anticipated cash flows from available-for-sale securities for the next year. This amount represented 15.5% of our total earning assets at March 31, 2003 compared to 13.5% at December 31, 2002.

At March 31, 2003, we had unfunded loan commitments outstanding of $71.4 million and outstanding standby letters of credit of $17.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, Pinnacle National has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At March 31, 2003, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of March 31, 2003, which by their terms have contractual maturity dates subsequent to March 31, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Unfunded commitments:
Letters of credit	$14,741	$2,437	$302	$—	$17,480
Lines of credit	48,241	5,113	2,200	15,819	71,373

Totals	$62,982	$7,550	$2,502	$15,819	$88,853

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2003, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $32.5 million at the following rates and maturities (dollars in thousands):

	Dollar Amount	Interest Rate

By Maturity Date:
April 17, 2003	$2,000	3.04%
April 25, 2003	1,500	2.84
June 18, 2003	3,000	3.13
July 28, 2003	3,000	1.44
October 17, 2003	2,000	3.42
December 31, 2003	3,000	1.50
March 29, 2004	3,000	4.38
July 31, 2004	4,000	2.94
October 15, 2004	3,000	3.10
January 28, 2005	2,000	2.15
January 28, 2006	2,000	2.73
January 28, 2007	2,000	3.19

	$32,500

Weighted average interest rate		2.75%

At March 31, 2003, brokered certificates of deposit approximated $44.2 million which represented 14.0% of total fundings compared to $42.7 and 15.8% at December 31, 2002. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At March 31, 2003, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Cool Springs area of Williamson County later this year. We currently anticipate the land and facility to cost approximately $2,000,000 to construct and equip.

The following table presents additional information about our contractual obligations as of March 31, 2003, which by their terms have contractual maturity and termination dates subsequent to March 31, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Contractual obligations:
Certificates of deposit	$84,829	$41,298	$124	$—	$126,251
Securities sold under agreements to repurchase	15,846	—	—	—	15,846
Federal Home Loan Bank advances	17,500	13,000	2,000	—	32,500
Minimum operating lease commitments	401	832	877	1,799	3,909

Totals	$118,576	$55,130	$3,001	$1,799	$178,506

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

Recent Accounting Pronouncements

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the financial position or results of operations of Pinnacle Financial as of and for the three months ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the financial position or results of operations of Pinnacle Financial as of and for the three months ended March 31, 2003.

Item 3.     Controls and Procedures

Within 90 days before the filing date of this quarterly report, Pinnacle Financial carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of Pinnacle Financial’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within Pinnacle Financial and its consolidated subsidiaries. There have been no significant changes in Pinnacle Financial’s internal controls or other factors that could significantly affect internal controls and procedures subsequent to the date of such evaluation.

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

(a) Exhibits

10.22 Real Estate purchase contract for Cool Springs branch location

99.1 Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(b) Reports on form 8-K

None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner

M. Terry Turner President and CEO

Date: May 7, 2003

By: /s/ Harold R. Carpenter

Harold R. Carpenter Chief Financial Officer

Date: May 7, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	Signature: /s/ M. Terry Turner M. Terry Turner, President and Chief Executive Officer

PINNACLE FINANCIAL PARTNERS, INC.

Certification – Chief Financial Officer

I, Harold R. Carpenter, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Pinnacle Financial Partners, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	Signature: /s/ Harold R. Carpenter Harold R. Carpenter, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.22	Real Estate purchase contract for Cool Springs branch location
99.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002