Form 10QSB
period 2003-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2003-08-07
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______to_______

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1812853

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

3,692,053 shares of common stock, $1.00 par value per share, issued and outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

Pinnacle Financial Partners, Inc.
Report on Form 10-QSB
June 30, 2003

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of Pinnacle Financial to satisfy regulatory requirements for its expansion plans, (vi) changes in the legislative and regulatory environment and (vii) other risk factors including those discussed in Pinnacle Financial’s annual report on Form 10-KSB and other reports filed by Pinnacle Financial with the Securities and Exchange Commission. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – UNAUDITED

	June 30,	December 31,
	2003	2002

ASSETS
Cash and noninterest-bearing due from banks	$15,432,885	$8,061,300
Interest-bearing due from banks	486,100	4,195,647
Federal funds sold and securities purchased under agreements to resell	19,272,996	685,182

Cash and cash equivalents	35,191,981	12,942,129
Securities available-for-sale, at fair value	99,968,214	73,980,054
Mortgage loans held-for-sale	2,311,700	—
Loans	255,448,309	209,743,436
Less allowance for loan losses	(3,188,610)	(2,677,043)

Loans, net	252,259,699	207,066,393
Premises and equipment, net	5,676,540	3,611,504
Other assets	7,821,229	7,678,894

Total assets	$403,229,363	$305,278,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$51,094,951	$31,599,897
Interest-bearing demand	15,705,948	13,234,956
Savings and money market accounts	96,884,781	75,995,881
Time	145,403,698	113,185,655

Total deposits	309,089,378	234,016,389
Securities sold under agreements to repurchase	17,803,361	15,050,208
Federal Home Loan Bank advances	41,500,000	21,500,000
Other liabilities	1,209,284	2,308,730

Total liabilities	369,602,023	272,875,327
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at June 30, 2003 and December 31, 2002	3,692,053	3,692,053
Additional paid-in capital	30,682,947	30,682,947
Accumulated deficit	(1,833,947)	(2,743,794)
Accumulated other comprehensive income, net	1,086,287	772,441

Total stockholders’ equity	33,627,340	32,403,647

Total liabilities and stockholders’ equity	$403,229,363	$305,278,974

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest income:
Loans, including fees	$3,356,843	$2,463,873	$6,320,353	$4,733,465
Securities, available-for-sale
Taxable	930,427	350,228	1,833,697	624,450
Tax-exempt	42,523	—	85,162	—
Federal funds sold and other	39,690	57,466	76,101	91,628

Total interest income	4,369,483	2,871,567	8,315,313	5,449,543

Interest expense:
Deposits	1,119,586	936,448	2,192,258	1,732,574
Securities sold under agreements to repurchase	12,170	20,118	26,966	41,729
Federal funds purchased and other borrowings	253,060	100,161	475,189	173,829

Total interest expense	1,384,816	1,056,727	2,694,413	1,948,132

Net interest income	2,984,667	1,814,840	5,620,900	3,501,411
Provision for loan losses	347,266	232,000	635,292	441,000

Net interest income after provision for loan losses	2,637,401	1,582,840	4,985,608	3,060,411
Noninterest income:
Service charges on deposit accounts	120,360	66,826	222,113	120,466
Investment services	176,292	275,051	332,224	456,561
Fees from origination of mortgage loans	197,906	12,094	244,093	12,094
Gain on loan participations sold	124,039	23,267	126,229	44,959
Gain on sale of investment securities, net	116,573	—	134,270	—
Other noninterest income	141,879	84,814	280,304	127,226

Total noninterest income	877,049	462,052	1,339,233	761,306

Noninterest expense:
Compensation and employee benefits	1,693,685	1,229,159	3,128,597	2,337,471
Equipment and occupancy	445,961	338,068	842,786	678,939
Marketing and other business development	103,775	45,496	179,264	91,394
Administrative	183,692	92,802	321,913	191,605
Postage and supplies	106,229	70,595	179,491	125,509
Other noninterest expense	141,685	96,071	265,242	152,187

Total noninterest expense	2,675,027	1,872,191	4,917,293	3,577,105

Income before income taxes	839,423	172,701	1,407,548	244,612
Income tax expense	302,556	65,526	497,702	92,853

Net income	$536,867	$107,175	$909,846	$151,759

Per share information:
Basic net income per common share	$0.15	$0.04	$0.25	$0.06

Diluted net income per common share	$0.14	$0.04	$0.24	$0.06

Weighted average shares outstanding:
Basic	3,692,053	2,521,723	3,692,053	2,416,888
Diluted	3,880,642	2,555,844	3,861,137	2,437,365

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six months ended
	June 30,
	2003	2002

Operating activities:
Net income	$909,846	$151,759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of available-for-sale securities	362,468	50,671
Depreciation and amortization	430,522	323,514
Provision for loan losses	635,292	441,000
Gain on sale of investment securities, net	(134,270)	—
Gain on participations sold	(126,229)	(44,959)
Deferred tax expense	497,702	92,853
Mortgage loans held-for-sale:
Loans originated	(13,636,910)	—
Loans sold	11,325,210	—
Increase in other assets	(123,512)	(252,411)
Increase (decrease) in other liabilities	(1,099,446)	424,328

Net cash provided by (used in) operating activities	(959,327)	1,186,755

Investing activities:
Activities in securities available-for-sale:
Purchases	(70,040,180)	(21,237,350)
Sales	18,945,243	—
Maturities, prepayments and calls	25,384,782	3,492,339

	(25,710,155)	(17,745,011)

Net increase in loans	(45,828,598)	(36,078,322)
Purchases of premises and equipment and software	(2,334,810)	(71,101)
Purchases of other assets	(743,400)	(159,400)

Net cash used in investing activities	(74,616,963)	(54,053,834)

Financing activities:
Net increase in deposits	75,072,989	35,493,079
Net increase in securities sold under agreements to repurchase	2,753,153	2,197,521
Advances from Federal Home Loan Bank	20,000,000	3,000,000
Net proceeds from the sale of common stock	—	12,719,000

Net cash provided by financing activities	97,826,142	53,409,600

Net increase in cash and cash equivalents	22,249,852	542,521
Cash and cash equivalents, beginning of period	12,942,129	14,582,076

Cash and cash equivalents, end of period	$35,191,981	$15,124,597

Supplemental disclosure:
Cash paid for interest	$2,727,802	$1,906,195

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business — Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (“Pinnacle National”). Additionally, PFP Title Company is a wholly-owned subsidiary of Pinnacle National. Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company sells title insurance polices to Pinnacle National customers and others.

     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial. Significant intercompany transactions and accounts are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and valuation of deferred income tax assets.

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

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for its stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three and six months ended June 30, 2003 and 2002:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended		Six months ended
		June 30,		June 30,
		2003	2002	2003	2002

Net income, as reported		$536,867	$107,175	$909,846	$151,759
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(50,059)	(39,938)	(93,968)	(72,709)

Pro forma net income		$486,808	$67,237	$815,878	$79,050

Per share information:
Basic net income	As reported	$0.15	$0.04	$0.25	$0.06
	Pro forma	$0.13	$0.03	$0.22	$0.03
Diluted net income	As reported	$0.14	$0.04	$0.24	$0.06
	Pro forma	$0.13	$0.03	$0.22	$0.03

     For purposes of these calculations, the fair value of options granted for the six months ended June 30, 2003 and 2002 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2003	2002

Risk free interest rate	1.24%	1.74%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	40.3%	69.7%
Weighted average fair value	$4.97	$5.69

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

     The basic net income per share information for the three and six months ended June 30, 2002 was computed based on 2,312,053 common shares outstanding from January 1, 2002 through June 14, 2002. On June 14, 2002, Pinnacle Financial issued 1,200,000 additional common shares in conjunction with a common stock offering to the general public and then on June 24, 2002 issued an additional 180,000 shares in conjunction with the underwriters’ exercise of the over-allotment option. As a result, 3,692,053 common shares were outstanding on June 30, 2002 and, since no new shares have been issued since that date, 3,692,053 common shares were outstanding for the three and six months ended June 30, 2003.

     As of June 30, 2003 and 2002, there were common stock options outstanding to purchase common shares. Substantially all of these shares have exercise prices which, when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and six months ended June 30, 2003 and 2002. Additionally, as of June 30, 2003, Pinnacle Financial had dilutive warrants outstanding to purchase 203,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and six months ended June 30, 2003 and 2002.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2003 and 2002:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Basic earnings per share calculation:
Numerator – Net income	$536,867	$107,175	$909,846	$151,759
Denominator – Average common shares outstanding	3,692,053	2,521,723	3,692,053	2,416,888
Basic net income per share	$0.15	$0.04	$0.25	$0.06
Diluted earnings per share calculation:
Numerator – Net income	$536,867	$107,175	$909,846	$151,759
Denominator – Average common shares outstanding	3,692,053	2,521,723	3,692,053	2,416,888
Dilutive shares contingently issuable	188,589	34,121	169,084	20,477

Average dilutive common shares outstanding	3,880,642	2,555,844	3,861,137	2,437,365
Diluted net income per share	$0.14	$0.04	$0.24	$0.06

     Comprehensive Income — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income consists of unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities. The following is a summary of other comprehensive income for the three and six months ended June 30, 2003 and 2002.

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income, as reported	$536,867	$107,175	$909,846	$151,759
Other comprehensive income – Net unrealized holding gains from available-for-sale securities	687,231	403,619	313,846	240,188

Total comprehensive income	$1,224,098	$510,794	$1,223,692	$391,947

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no additional individually significant business segments.

     Recent Accounting Pronouncements — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Pinnacle Financial’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of Pinnacle Financial as of and for the three and six months ended June 30, 2003.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as Pinnacle Financial, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that Pinnacle Financial will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on Pinnacle Financial’s financial statements. In April 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of Pinnacle Financial as of and for the three and six months ended June 30, 2003.

     In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of Pinnacle Financial.

     Reclassifications – Certain previous amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no impact on net income or loss during any period.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and fair value of securities available-for-sale at June 30, 2003 and December 31, 2002 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale - 2003:
U.S. government and agency securities	$16,580,711	$728,297	$—	$17,309,008
Mortgage-backed securities	75,814,145	832,851	(49,825)	76,597,171
State and municipal securities	5,821,282	240,753	—	6,062,035

	$98,216,138	$1,801,901	$(49,825)	$99,968,214

Securities available-for-sale - 2002:
U.S. government and agency securities	$14,588,520	$455,021	$(18,355)	$15,025,186
Mortgage-backed securities	54,566,041	815,806	(8,149)	55,373,698
State and municipal securities	3,579,620	13,066	(11,516)	3,581,170

	$72,734,181	$1,283,893	$(38,020)	$73,980,054

     Pinnacle Financial realized $134,000 in net gains from the sale of $18,945,000 of available-for-sale securities during the six months ended June 30, 2003. At June 30, 2003, approximately $62,250,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of loans at June 30, 2003 and December 31, 2002 is summarized as follows:

	2003	2002

Commercial real estate – Mortgage	$74,567,524	$58,964,823
Commercial real estate – Construction	7,798,944	5,396,697
Commercial – Other	115,467,557	98,722,136

Total Commercial	197,834,025	163,083,656

Consumer real estate – Mortgage	46,720,382	37,533,445
Consumer real estate – Construction	2,271,275	1,971,152
Consumer – Other	8,622,627	7,155,183

Total Consumer	57,614,284	46,659,780

Total Loans	255,448,309	209,743,436
Allowance for loan losses	(3,188,610)	(2,677,043)

Loans, net	$252,259,699	$207,066,393

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $31.6 million and $27.1 million, while credit exposure to operators of nonresidential buildings approximated $9.9 million and $9.6 million at June 30, 2003 and December 31, 2002, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At June 30, 2003 and 2002, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,095,000 and $90,000 at June 30, 2003 and 2002, respectively. In each case, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $50,000 and $7,000 for the six months ended June 30, 2003 and 2002, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Changes in the allowance for loan losses for the six months ended June 30, 2003 and for the year ended December 31, 2002 are as follows:

	2003	2002

Balance at beginning of period	$2,677,043	$1,832,000
Charged-off loans	(123,725)	(92,957)
Recovery of previously charged-off loans	—	—
Provision for loan losses	635,292	938,000

Balance at end of period	$3,188,610	$2,677,043

     At June 30, 2003, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $6,484,000 to certain directors, executive officers, and their related entities of which $4,239,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     During the three and six months ended June 30, 2003 and 2002, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the three months ended June 30, 2003 and 2002 of approximately $124,000 and $23,000, respectively, and $126,000 and $45,000 for the six months ended June 30, 2003 and 2002, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan.

NOTE 4. INCOME TAXES

     Income tax expense for the three and six months ended June 30, 2003 and 2002 consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Current tax expense:
Federal	$—	$—	$—	$—
State	—	—	—	—

Total current tax expense	—	—	—	—

Deferred tax expense:
Federal	248,941	55,211	413,249	78,179
State	53,615	10,315	84,453	14,674

Total deferred tax expense	302,556	65,526	497,702	92,853

	$302,556	$65,526	$497,702	$92,853

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2003 and 2002 to income before income taxes. A reconciliation of the differences for the six months ended June 30, 2003 and 2002 is as follows:

	2003	2002

Income taxes at statutory rate	$478,566	$83,168
State tax benefit, net of federal tax effect	55,739	9,685
Other items	(36,603)	—

Income tax expense	$497,702	$92,853

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at June 30, 2003 and December 31, 2002 are as follows:

	2003	2002

Deferred tax assets:
Loan loss allowance	$1,251,247	$1,015,703
Other accruals	144,767	169,846
Net operating loss carryforward	138,659	690,219

	1,534,673	1,875,768
Deferred tax liabilities:
Loans and lending	108,715	—
Depreciation and amortization	214,611	166,719
Securities available-for-sale	665,789	473,432

	989,115	640,151

Net deferred tax assets	$545,558	$1,235,617

     At June 30, 2003, Pinnacle Financial has available net operating loss carryforwards of approximately $353,000 for Federal and state income tax purposes. If unused, the carryforwards will expire beginning in 2020.

NOTE 5. OFF-BALANCE SHEET COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at June 30, 2003 is as follows:

Commitments to extend credit	$76,319,000
Standby letters of credit	18,815,000

     At June 30, 2003, the fair value of Pinnacle Financial’s standby letters of credit was $48,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of June 30, 2003, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

NOTE 6. COMMON STOCK

     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial (collectively, Pinnacle Financial’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the initial public offering, which represented approximately 21% of the offering. The Founders were awarded common stock warrants which allow each individual the ability to purchase the common stock of Pinnacle Financial at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of June 30, 2003, two thirds of the warrants, approximately 135,300 shares, were exercisable.

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

     A summary of the plan changes during the six months ended June 30, 2003 and for the year ended December 31, 2002 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Outstanding at December 31, 2001	239,200	$9.48
Granted	129,700	10.01
Exercised	—	—
Forfeited	(6,550)	9.08

Outstanding at December 31, 2002	362,350	$9.67
Granted	70,000	13.51
Exercised	—	—
Forfeited	(950)	9.47

Outstanding at June 30, 2003	431,400	$10.30

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about Pinnacle Financial’s stock option plan at June 30, 2003.

	Number of	Remaining		Number of
	Shares	Contractual	Exercise	Shares
Grant date	Outstanding	Life in Years	Price	Exercisable

December, 2000	184,550	7.50	$10.00	73,820
March, 2001	49,300	7.75	7.64	19,720
November, 2001	1,050	8.50	7.75	210
February, 2002	121,700	8.75	9.92	24,340
September, 2002	2,300	9.25	11.50	—
December, 2002	2,500	9.50	12.91	—
February, 2003	42,700	9.75	13.30	—
April, 2003	23,450	9.75	13.43	—
June, 2003	3,850	10.00	16.25	—

	431,400	8.27	$10.30	118,090

NOTE 7. REGULATORY MATTERS

     Pinnacle National is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At June 30, 2003, no dividends could be declared by Pinnacle National without regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2003 and December 31, 2002, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$35,740	11.7%	$24,512	8.0%	not applicable
Pinnacle National	$32,698	10.7%	$24,506	8.0%	$30,633	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$32,541	10.6%	$12,256	4.0%	not applicable
Pinnacle National	$29,499	9.6%	$12,253	4.0%	$18,380	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$32,541	8.9%	$14,616	4.0%	not applicable
Pinnacle National	$29,499	8.1%	$14,614	4.0%	$18,267	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

(*) Average assets for the above calculations were based on average assets for the immediately preceding quarter.

     In connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At June 30, 2003 and December 31, 2002, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 8.1% and 9.8%, respectively.

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

The following is a discussion of our financial condition at June 30, 2003 and December 31, 2002 and our results of operations for the three and six months ended June 30, 2003 and 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements or the unaudited interim consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in our 2002 Annual Report on Form 10-KSB.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL) and the recognition of our deferred income tax assets, have been critical to the determination of our financial position and results of operations.

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

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to our consumer portfolio. These loss ratios are assigned to the various homogenous categories of the consumer portfolio (e.g., automobile, residential mortgage, home equity).

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

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

Results of Operations - Three and Six Months Ended June 30, 2003 and 2002

Our results for the three and six months ended June 30, 2003, when compared to the three and six months ended June 30, 2002, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Net income for the three months ended June 30, 2003 was $537,000 compared to net income of $107,000 for the three months ended June 30, 2002. Net income for the six months ended June 30, 2003 was $910,000 compared to net income of $152,000 for the six months ended June 30, 2002. The following is a more detailed discussion of results of our operations which focuses primarily on comparing, for each major item in the results, the second quarter of 2003 to the second quarter of 2002 and the six months ended June 30, 2003 to the six months ended June 30, 2002.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended June 30, 2003, we recorded net interest income of $2,985,000 which resulted in a net interest margin of 3.48% for the second quarter of 2003. For the three months ended June 30, 2002, we recorded net interest income of $1,815,000 which resulted in a net interest margin of 3.74% for the second quarter of 2002. For the six months ended June 30, 2003, we recorded net interest income of $5,620,000 which resulted in a net interest margin of 3.43% for the first half of 2003. For the six months ended June 30, 2002, we recorded net interest income of $3,501,000 which resulted in a net interest margin of 3.91% for the first half of 2002.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2003			June 30, 2002

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)

Interest-earning assets:
Loans	$245,383	$3,357	5.49%	$158,076	$2,464	6.18%
Securities, available-for-sale:
Taxable	90,563	930	4.12	24,904	350	5.58
Tax-exempt	4,788	42	4.46	—	—	—
Federal funds sold and securities purchased under agreements to resell	4,757	13	1.08	9,488	45	1.85
Other	2,180	27	5.44	1,108	13	4.73

Total interest-earning assets	347,671	4,370	5.06	193,576	2,872	5.89
Nonearning assets	17,714			11,016

Total assets	$365,385			$204,592

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	16,544	24	0.58%	9,284	25	1.08%
Savings and money market	90,586	243	1.08	54,501	261	1.90
Certificates of deposit	132,011	853	2.59	76,950	650	3.35

Total interest-bearing deposits	239,141	1,120	1.88	140,735	936	2.64
Securities sold under agreements to repurchase	11,728	12	0.42	10,496	21	0.76
Federal funds purchased	3,433	15	1.72	—	—	—
Federal Home Loan Bank advances	38,137	238	2.51	11,500	100	3.35

Total interest-bearing liabilities	292,439	1,385	1.90	162,731	1,057	2.58
Non-interest bearing demand deposits	38,451	—	—	22,411	—	—

Total deposits and interest-bearing liabilities	330,890	1,385	1.68	185,142	1,057	2.27

Other liabilities	1,551			756
Stockholders’ equity	32,944			18,694

Total liabilities and stockholders’ equity	$365,385			$204,592

Net interest income		$2,985			$1,815

Net interest spread (2)			3.16%			3.62%
Net interest margin (3)			3.48%			3.74%

(1)	Yields computed on tax exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Annualized net interest income divided by average interest-earning assets for the period.

	Six months ended			Six months ended
	June 30, 2003			June 30, 2002

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)

Interest-earning assets:
Loans	$231,537	$6,320	5.48%	$150,739	$4,733	6.30%
Securities, available-for-sale:
Taxable	86,846	1,834	4.25	22,157	624	5.65
Tax-exempt	4,392	85	4.51	—	—	—
Federal funds sold and securities purchased under agreements to resell	5,107	25	0.97	6,709	64	1.91
Other	2,068	51	5.45	1,043	28	5.32

Total interest-earning assets	329,949	8,315	5.07	180,648	5,449	6.05
Nonearning assets	15,798			10,645

Total assets	$345,747			$191,293

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	15,057	45	0.60%	8,879	49	1.10%
Savings and money market	84,924	449	1.06	53,554	494	1.85
Certificates of deposit	126,222	1,698	2.70	69,829	1,190	3.42

Total interest-bearing deposits	226,204	2,192	1.94	132,262	1,733	2.63
Securities sold under agreements to repurchase	12,917	27	0.42	10,568	42	0.79
Federal funds purchased	3,840	31	1.61	877	8	1.97
Federal Home Loan Bank advances	34,066	444	2.62	10,050	165	3.30

Total interest-bearing liabilities	277,027	2,694	1.95	153,757	1,948	2.54
Non-interest bearing demand deposits	34,364	—	—	18,665	—	—

Total deposits and interest-bearing liabilities	311,391	2,694	1.74	172,402	1,948	2.27

Other liabilities	1,547			766
Stockholders’ equity	32,809			18,105

Total liabilities and stockholders’ equity	$345,747			$191,293

Net interest income		$5,621			$3,501

Net interest spread (2)			3.12%			3.78%
Net interest margin (3)			3.43%			3.91%

(1)	Yields computed on tax exempt instruments on a tax equivalent basis.

(2)	Net interest spread is the result of yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the results of annualized net interest income divided by average interest-earning assets for the period.

Net interest income for the three months ended June 30, 2003 was $1,170,000 greater than net interest income for the three months ended June 30, 2002. The net interest margin of 3.48% for the three months ended June 30, 2003 was 26 basis points less than the net interest margin of 3.74% for the three months ended June 30, 2002. The yield on interest-earning assets decreased by 83 basis points between the two periods, while the rate paid on funding sources only decreased by 59 basis points.

Net interest income for the six months ended June 30, 2003 was $2,120,000 greater than net interest income for the six months ended June 30, 2002. The net interest margin of 3.43% for the six months ended June 30, 2003 was 48 basis points less than the net interest margin of 3.91% for the six months ended June 30, 2002. The yield on interest-earning assets decreased by 98 basis points between the two periods, while the rate paid on funding sources only decreased by 53 basis points.

Several factors contributed to the decline in net interest margin, including the following:

•	Our loan yields decreased from 6.30% for the six months ended June 30, 2002 to 5.48% for the six months ended June 30, 2003, a decrease of 82 basis points. Several factors contributed to this decrease.

•	As of June 30, 2003, approximately 55% of our loans were floating rate loans. The interest rates on all of these loans were tied in some way to Pinnacle National’s prime lending rate and reprice immediately with adjustments to such rate. Pinnacle National’s prime lending rate for the period from January 1, 2003 through June 25, 2003 was 4.25% and then was reduced to 4.00% for the period from June 25, 2003 to June 30, 2003. This compares to a consistent 4.75% for the same period in 2002. The interest rate the borrower pays Pinnacle National is also a function of credit underwriting such that a particular borrower’s interest rate may be prime or a preset number of basis points above or below prime. These factors impact the composition of our floating rate loan portfolio which also changed in 2003 compared to 2002. The composition of the floating rate portfolio changed such that the average yield on floating rate loans was slightly higher in relation to our prime lending rate in 2003 when compared to 2002. Overall, the reduction in our prime lending rate and the change in the composition of our floating rate loans resulted in a decrease in floating rate loan yields of approximately 48 basis points between the two periods.

•	Our remaining loan portfolio consists of fixed rate (loans which do not reprice during their term) or variable rate (loans which reprice at some point prior to their maturity date, usually annually or after five years and then annually thereafter). Generally, our fixed and variable rate loans are priced in relation to the yield curve for US Treasury securities for similar maturities which resulted in lower yields for 2003 compared to 2002 of approximately 70 basis points between the two periods.

•	Also contributing to the decrease in loan yields was the change in the overall composition of loans between the two periods. Generally, floating rate loans have a lower yield compared to fixed or variable rate loans, particularly in a declining rate environment which was the case for the six months ended June 30, 2002 when compared to the six months ended June 30, 2003. For the six months ended June 30, 2002, approximately 45% of the loan portfolio was floating rate compared to 52% for the six months ended June 30, 2003.

•	During 2003, we were able to grow our funding base. For asset/liability management purposes, we elected to allocate a greater proportion of such funds to our investment portfolio versus our loan portfolio. Investment securities generally have lower yields than do loans.

•	Although deposit rates decreased between the two periods, our deposit rates typically adjust more slowly than our loan yields during a period of declining interest rates due to competitive market pressures.

Rate and Volume Analysis. As noted above, net interest income increased by $1,170,000 between the three months ended June 30, 2003 and 2002 and $2,120,000 between the six months ended June 30, 2003 and 2002. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	Three months ended			Six months ended
	June 30, 2003 compared			June 30, 2003 compared
	to three months ended			to six months ended
	June 30, 2002			June 30, 2002

	Increase (decrease)		Total	Increase (decrease)		Total
	due to		increase	due to		increase
Dollar change in interest income and expense	Volume	Rate	(decrease)	Volume	Rate	(decrease)

Interest-earning assets:
Loans	$1,199	$(306)	$893	$2,271	$(684)	$1,587
Securities, available-for-sale:
Taxable	693	(113)	580	1,406	(192)	1,214
Tax-exempt	43	—	43	80	—	80
Federal funds sold and securities purchased under agreements to resell	(17)	(14)	(31)	(13)	(26)	(39)
Other	13	1	14	23	1	24

Total interest-earning assets	1,931	(432)	1,499	3,767	(901)	2,866

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	14	(15)	(1)	25	(28)	(3)
Savings and money market	125	(143)	(18)	219	(264)	(45)
Certificates of deposit	376	(173)	203	802	(293)	509

Total interest-bearing deposits	515	(331)	184	1,046	(585)	461
Securities sold under agreements to repurchase	2	(10)	(8)	8	(23)	(15)
Federal funds purchased	15	(1)	14	24	(2)	22
Federal Home Loan Bank advances	172	(33)	139	319	(41)	278

Total interest-bearing liabilities	704	(375)	329	1,397	(651)	746

Increase (decrease) in net interest income	$1,227	$(57)	$1,170	$2,370	$(250)	$2,120

(1)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume changes and rate changes at the ratio of how much each component bears to the absolute value of their total.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $347,000 and $232,000 for the three months ended June 30, 2003 and 2002, respectively, and $635,000 and $441,000 for the six months ended June 30, 2003 and 2002, respectively.

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

Noninterest Income. Pinnacle Financial’s noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposits accounts and other noninterest income generally reflect Pinnacle Financial’s growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loan participations sold and gain on sales of investment securities may also vary widely from quarter to quarter. Noninterest income consists of the following for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Noninterest income:
Service charges on deposit accounts	$120	$67	$222	$120
Investment services	176	275	332	457
Fees from origination of mortgage loans	198	12	244	12
Gain on loan participations sold	124	23	126	45
Gain on sale of investment securities, net	117	—	134	—
Other noninterest income	142	85	281	127

Total noninterest income	$877	$462	$1,339	$761

As shown, one of the larger components of noninterest income is investment services income, which consists of commissions and fees from our investment advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At June 30, 2003, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $202 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $165 million at June 30, 2002. Despite this increase, investment sales commissions and fees decreased in 2003 from the same period in 2002 as the market environment caused overall investment sales activity to decline.

Service charge income for the three and six months ended June 30, 2003 increased over that of the same period in 2002 due to an increase in both the balance and number of deposit accounts subject to service charges. Additionally, mortgage related fees, attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003, also provided for a portion of the increase in noninterest income between 2003 and 2002. These mortgage fees represent income earned on loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer.

Another noninterest income item for the three and six months ended June 30, 2003 and 2002 was related to our sale of certain loan participations to our correspondent banks which were primarily related to new lending transactions in excess of internal loan limits and for other purposes. At June 30, 2003 and pursuant to participation agreements with these correspondents, we had participated approximately $44 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recorded $124,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the three months ended June 30, 2003 compared to $23,000 during the three months ended June 30, 2002. We recorded $126,000, as a gain on sale of participations in our results of operations during the six months ended June 30, 2003 compared to $45,000 during the three months ended June 30, 2002. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the six months ended June 30, 2003, were net gains of approximately $134,000 realized from the sale of approximately $18.9 million of available-for-sale securities.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National is guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies. At June 30, 2003, the aggregate cash value of these policies, which is reflected in other assets on our consolidated balance sheet, was $1,892,000. Pinnacle National has not borrowed any funds against these policies as of June 30, 2003.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. Noninterest expense consists of the following for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Noninterest expense:
Compensation and employee benefits	$1,694	$1,229	$3,129	$2,337
Equipment and occupancy	446	338	843	679
Marketing and other business development	104	45	179	91
Administrative	184	93	322	192
Postage and supplies	106	71	179	126
Other noninterest expense	141	96	265	152

Total noninterest expense	$2,675	$1,872	$4,917	$3,577

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, incentive compensation, the continued development of our branch network and other expenses which increase in relation to our growth rate. At June 30, 2003, we had 73.5 full-time equivalent employees compared to 51.5 at June 30, 2002. We anticipate additional increases in our expenses during 2003 for such items as additional personnel, the opening of our Rivergate office which occurred in April of 2003, the opening of our Cool Springs office which is expected to occur in the fall of 2003, the expansion or development of new business lines, such as mortgage origination and other expenses which tend to increase in relation to our growth.

Income Taxes. The effective income tax expense rate for the three months ended June 30, 2003 was approximately 36.0% compared to 38.0% for the three months ended June 30, 2002. The effective income tax expense rate for the six months ended June 30, 2003 was approximately 35.4% compared to 38.0% for the six months ended June 30, 2002. The reduction in the tax rate is attributable to the impact of nontaxable (for Federal purposes) investments and other assets.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	June	Mar	Dec	Sept	June	Mar
	2003	2003	2002	2002	2002	2002

Balance sheet data, at quarter end:
Total assets	$403,229	348,366	305,279	278,750	229,795	192,476
Total loans	255,448	228,842	209,743	191,299	170,427	151,280
Allowance for loan losses	(3,189)	(2,860)	(2,677)	(2,427)	(2,182)	(2,041)
Securities available-for-sale	99,968	94,600	73,980	57,062	37,950	20,302
Total deposits	309,089	266,732	234,016	212,914	168,752	149,460
Securities sold under agreements to repurchase	17,803	15,846	15,050	16,720	16,855	10,223
Advances from FHLB	41,500	32,500	21,500	15,500	11,500	11,500
Total stockholders’ equity	33,627	32,403	32,404	32,089	31,402	18,172
Balance sheet data, quarterly averages:
Total assets	$365,385	326,108	285,929	243,284	204,592	177,994
Total loans	245,383	217,690	201,290	181,005	158,076	143,402
Securities available-for-sale	95,351	87,124	63,150	42,007	24,904	19,438
Total deposits	277,592	243,545	215,617	181,844	163,146	137,933
Securities sold under agreements to repurchase	11,728	14,106	16,685	13,091	10,496	10,644
Advances from FHLB	38,137	29,994	18,054	14,196	11,500	8,600
Total stockholders’ equity	32,944	32,675	32,167	31,808	18,694	18,292
Statement of operations data, for the three months ended:
Interest income	$4,369	3,946	3,691	3,425	2,872	2,573
Interest expense	1,385	1,310	1,268	1,146	1,057	891

Net interest income	2,984	2,636	2,423	2,279	1,815	1,682
Provision for loan losses	347	288	250	247	232	209

Net interest income after provision for loan losses	2,637	2,348	2,173	2,032	1,583	1,473
Noninterest income	877	462	469	497	462	304
Noninterest expense	2,675	2,242	2,230	2,182	1,872	1,705

Net income before taxes	839	568	412	347	173	72
Income tax expense	302	195	127	136	66	27

Net income	$537	373	285	211	107	45

Per share data:
Earnings – basic	$0.15	0.10	0.08	0.06	0.04	0.02
Earnings – diluted	$0.14	0.10	0.08	0.06	0.04	0.02
Book value at quarter end	$9.11	8.78	8.78	8.69	8.51	7.86
Weighted avg. shares – basic	3,692,053	3,692,053	3,692,053	3,692,053	2,521,723	2,312,053
Weighted avg. shares – diluted	3,880,642	3,841,631	3,795,967	3,745,272	2,555,844	2,323,076
Common shares outstanding	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053	2,312,053

Financial Condition – June 30, 2003 compared to December 31, 2002

Our consolidated balance sheet at June 30, 2003 reflects significant growth since December 31, 2002. Total assets grew from $305 million at December 31, 2002 to $403 million at June 30, 2003, a 32% increase (64% annualized increase). Total deposits grew $75 million during the first half of 2003, also an increase of 32% (64% annualized increase). We invested substantially all of the additional deposits and other fundings in loans, which grew by $45 million during 2003, and securities available-for-sale which increased by $26 million in the same period.

Loans. The composition of loans at June 30, 2003 and December 31, 2002 and the percentage of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Commercial real estate – Mortgage	$74,568	29.2%	$58,965	28.1%
Commercial real estate – Construction	7,799	3.1	5,397	2.6
Commercial – Other	115,467	45.1	98,722	47.1

Total commercial	197,834	77.4	163,084	77.8

Consumer real estate – Mortgage	46,720	18.3	37,533	17.9
Consumer real estate – Construction	2,271	0.9	1,971	0.9
Consumer – Other	8,623	3.4	7,155	3.4

Total consumer	57,614	22.6	46,659	22.2

Total loans	$255,448	100.0%	$209,743	100.0%

The following table classifies our fixed and variable rate loans at June 30, 2003 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	At June 30, 2003

	Fixed	Variable
	Rates	Rates	Total	Percentage

Based on contractual maturities:
Due within one year	$3,948	$73,008	$76,956	30.0%
Due in one year through five years	60,132	41,395	101,527	39.7
Due after five years	18,486	58,479	76,965	31.3

	$82,566	$172,882	$255,448	100.0%

Based on contractual repricing dates:
Due within one year	$3,948	$142,473	$146,421	57.3%
Due in one year through five years	60,132	26,570	86,702	33.9
Due after five years	18,486	3,839	22,325	8.8

	$82,566	$172,882	$255,448	100.0%

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

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2003, we had $1,095,000 in loans on nonaccrual compared to $1,845,000 at December 31, 2002. One loan relationship accounts for most of the amount as of June 30, 2003. This relationship involves various commercial loans aggregating $1,025,000 to a borrower who during the fourth quarter of 2002 filed for reorganization pursuant to the bankruptcy laws of the United States. Management continues to actively pursue remedies to eliminate and/or otherwise minimize any additional negative financial impact that might occur from this and other nonaccrual loans.

The decrease in nonaccrual loans relates to one relationship for $750,000 which was included as nonaccrual at December 31, 2002 and was paid pursuant to the sale of the underlying collateral to another borrower during the first quarter of 2003. Pursuant to this transaction, we recorded an $88,000 charge-off to the ALL during the first quarter of 2003. During the first half of 2003 there was approximately $36,000 in various consumer loan charge-offs.

There were approximately $60,000 in other loans at June 30, 2003 which were 90 days past due and still accruing interest. At June 30, 2003 and December 31, 2002, no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at June 30, 2003 and December 31, 2002. The following table is a summary of our nonperforming assets at the indicated dates (dollars in thousands):

	June 30, 2003	December 31, 2002

Nonaccrual loans (1)	$1,095	$1,845
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	1,095	1,845
Accruing loans past due 90 days or more	60	22

Total nonperforming assets and accruing loans past due 90 days or more	$1,155	$1,867

Total loans outstanding	$255,448	$209,743

Ratio of total nonperforming assets to total loans outstanding at end of period	0.45%	0.89%

Ratio of total nonperforming assets to total allowance for loan losses at end of period	36.22%	69.74%

(1)	Interest income that would have been recorded in the first half of 2003 related to nonaccrual loans was $50,000 compared to $43,000 for the year ended December 31, 2002, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $731,000 or 0.29% of total loans at June 30, 2003 compared to $77,000 or 0.04% at December 31, 2002. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard. The increase between the two periods is primarily due to a borrowing relationship with a local company which is experiencing a downturn in its business. This borrower has initiated several matters to address its financial issues. The borrower has consistently performed and is currently performing as required under the terms of its loan with Pinnacle Financial.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of June 30, 2003 and December 31, 2002, our allowance for loan losses was $3,189,000 and $2,677,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 77% of our loan portfolio at June 30, 2003 and December 31, 2002 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a meaningful credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at June 30, 2003 and December 31, 2002. Credit exposure to the trucking industry approximated $31.6 million at June 30, 2003 and $27.1 million at December 31, 2002. The $31.6 million concentration to the trucking industry at June 30, 2003 included approximately 46 relationships, while the $27.1 million at December 31, 2002 included 43 relationships. Credit exposure to operators of nonresidential buildings approximated $9.9 million at June 30, 2003 and $9.6 million at December 31, 2002. The $9.9 million concentration to operators of nonresidential buildings at June 30, 2003 included approximately 17 relationships, while the $9.6 million at December 31, 2002 included 13 relationships. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At June 30, 2003 and December 31, 2002, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Commercial	$2,043	63.9%	$1,744	65.1%
Consumer	516	16.1	398	14.9
Unallocated	640	20.0	535	20.0

	$3,189	100.0%	$2,677	100.0%

During the first quarter of 2003, we charged-off $88,000 related to a particular commercial loan, which prior to the charge-off date, had been on nonaccrual status. We also charged-off another $17,000 during the first quarter of 2003 related to a consumer loan and $18,000 during the second quarter related to another consumer loan. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2003, for the year ended December 31, 2002 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the six	For the
	months ended	year ended
	June 30, 2003	December 31, 2002

Balance at beginning of period	$2,677	$1,832
Provision for loan losses	635	938
Charged-off loans	(123)	(93)
Recovery of previously charged-off loans	—	—

Balance at end of period	$3,189	$2,677

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.25%	1.28%

Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.11%	0.05%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $100.0 million and $74.0 million at June 30, 2003 and December 31, 2002, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale – June 30, 2003:
U.S. government and agency securities	$16,581	$728	$—	$17,309
Mortgage-backed securities	75,814	833	(50)	76,597
State and municipal securities	5,821	241	—	6,062

	$98,216	$1,802	$(50)	$99,968

Securities available-for-sale – December 31, 2002:
U.S. government and agency securities	$14,588	$455	$(18)	$15,025
Mortgage-backed securities	54,566	816	(8)	55,374
State and municipal securities	3,580	13	(12)	3,581

	$72,734	$1,284	$(38)	$73,980

During the first quarter of 2003, we sold $12.4 million of available-for-sale securities at a net gain of $18,000. During the second quarter of 2003, we sold $6.5 million of available-for-sale securities at a net gain of $116,000. At June 30, 2003, approximately $62.3 million of our available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of June 30, 2003 and December 31, 2002 (dollars in thousands).

	U.S. government		State and
	and agency		municipal		Mortgage-backed
	securities		securities		securities		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale - June 30, 2003:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,114	4.7%	387	5.1%	—	—	3,501	4.6%
Due in five years to ten years	14,195	4.3%	5,186	5.1%	—	—	19,381	4.5%
Due after ten years	—	—	489	5.2%	—	—	489	5.2%
Mortgage-backed securities	—	—	—	—	76,597	4.6%	76,597	4.6%

	$17,309	4.4%	$6,062	5.1%	$76,597	4.6%	$99,968	4.6%

Securities available-for-sale - December 31, 2002:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,217	4.5%	165	4.3%	—	—	3,382	4.4%
Due in five years to ten years	11,808	4.7%	2,923	5.4%	—	—	14,731	4.9%
Due after ten years	—	—	493	5.8%	—	—	493	5.8%
Mortgage-backed securities	—	—	—	—	55,374	4.8%	55,374	4.8%

	$15,025	4.6%	$3,581	5.4%	$55,374	4.8%	$73,980	4.8%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $309.1 million of deposits at June 30, 2003 compared to $234.0 million at December 31, 2002. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $17.8 million at June 30, 2003 and $15.1 million at December 31, 2002. Additionally, at June 30, 2003, we had borrowed $41.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $21.5 million at December 31, 2002.

Generally, banks classify their funding base as either core funding or non-core funding based on regulatory definitions that have existed for some period of time. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Core funding:
Noninterest-bearing demand deposits	$51,095	13.9%	$31,600	11.7%
Interest-bearing demand deposits	15,706	4.3	13,235	4.9
Savings and money market deposits	96,885	26.3	75,966	28.1
Time deposits less than $100,000	40,627	11.0	25,746	9.5

Total core funding	204,313	55.5	146,577	54.2

Non-core funding:
Time deposits greater than $100,000
Client certificates of deposit	40,514	11.0	30,316	11.2
Public funds	15,546	4.2	14,423	5.3
Brokered deposits	48,717	13.2	42,700	15.8
Securities sold under agreements to repurchase	17,803	4.8	15,050	5.6
Federal Home Loan Bank advances	41,500	11.3	21,500	7.9

Total non-core funding	164,080	44.5	123,989	45.8

	$368,393	100.0%	$270,566	100.0%

The amounts of time deposits issued in amounts of $100,000 or more as of June 30, 2003 and December 31, 2002 amounted to $104.8 million and $87.4 million, respectively. The following table shows our time deposits over $100,000 by category at June 30, 2003 and December 31, 2002, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	June 30, 2003	December 31, 2002

Three months or less	$24,743	$20,470
Over three but less than six months	47,399	22,288
Over six but less than twelve months	32,635	25,386
Over twelve months	33,223	19,295

	$104,777	$87,439

Capital Resources. At June 30, 2003 and December 31, 2002, our stockholders’ equity amounted to $33.6 million and $32.4 million, respectively. The increase in stockholders’ equity was attributable to our net income for the six months ended June 30, 2003 of $910,000 and the net increase in comprehensive income of $314,000 attributable to the increased valuation of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At June 30, 2003 and December 31, 2002, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At June 30, 2003 and December 31, 2002, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes.

The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at June 30, 2003 and December 31, 2002:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$35,740	11.7%	$24,512	8.0%	not applicable
Pinnacle National	$32,698	10.7%	$24,506	8.0%	$30,633	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$32,541	10.6%	$12,256	4.0%	not applicable
Pinnacle National	$29,499	9.6%	$12,253	4.0%	$18,380	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$32,541	8.9%	$14,616	4.0%	not applicable
Pinnacle National	$29,499	8.1%	$14,614	4.0%	$18,267	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

(*) Average assets for the above calculations were based on average assets for the immediately preceding quarter.

Also, in connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a Tier I capital to average assets ratio of at least 8%. At June 30, 2003 and December 31, 2002, as noted above, Pinnacle National’s Tier 1 capital to average assets ratio was 8.1% and 9.8%, respectively.

In order for Pinnacle National to achieve anticipated asset growth while continuing to meet regulatory requirements for minimum capital and for well-capitalized status, we plan to inject additional capital into Pinnacle National. In order to inject the required capital into Pinnacle National, Pinnacle Financial first intends to utilize some or all of its available unrestricted cash of approximately $3.0 million to increase Pinnacle National’s capital position. We currently anticipate during the latter half of 2003 or first quarter of 2004 raising additional capital. This would be accomplished through Pinnacle Financial (1) incurring indebtedness and contributing a corresponding amount of capital to Pinnacle National, which would require regulatory approval, (2) Pinnacle Financial’s participation in a trust preferred securities offering which would also require regulatory approval or (3) a public or private equity offering by Pinnacle Financial. Should we issue additional common stock, such securities would dilute the interests of our current shareholders.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency, or the “OCC”. Currently, Pinnacle National cannot pay Pinnacle Financial any dividends without prior approval of the OCC.

We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At June 30, 2003, Pinnacle National’s accumulated deficit was approximately $1.8 million. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six months ended June 30, 2003 and for the year ended December 31, 2002.

	For the six	For the
	months ended	year ended
	June 30, 2003	December 31, 2002

Return on average assets	0.53%	0.29%
Return on average equity	5.56%	2.47%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	9.49%	11.58%

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

Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-

sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

At June 30, 2003, our cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities was 93% (compared to 82% at December 31, 2002), which was within our targeted ratio of 75% to 125% in this time horizon. Since the ratio is less than 100%, the ratio indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, could have a negative impact on our net interest income. However, deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position to manage our net interest margins through an upward rate environment.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2003 and December 31, 2002, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

At June 30, 2003, we had unfunded loan commitments outstanding of $76.3 million and outstanding standby letters of credit of $18.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, Pinnacle National has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At June 30, 2003, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of June 30, 2003, which by their terms have contractual maturity dates subsequent to June 30, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Unfunded commitments:
Letters of credit	$17,680	$901	$234	$—	$18,815
Lines of credit	51,101	7,050	1,226	16,942	76,319

Totals	$68,781	$7,951	$1,460	$16,942	$95,134

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2003, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $41.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate

July 28, 2003	$3,000	1.44%
October 17, 2003	2,000	3.42
December 31, 2003	3,000	1.50
March 29, 2004	3,000	4.38
April 17, 2004	2,000	2.64
April 28, 2004	1,500	2.52
May 5, 2004	9,000	1.41
June 18, 2004	3,000	1.24
July 28, 2004	2,000	1.88
July 31, 2004	4,000	2.94
October 15, 2004	3,000	3.10
January 28, 2005	2,000	2.15
January 28, 2006	2,000	2.73
January 28, 2007	2,000	3.19

	$41,500

Weighted average interest rate		2.29%

At June 30, 2003, brokered certificates of deposit approximated $48.7 million which represented 13.2% of total fundings compared to $42.7 and 15.8% at December 31, 2002. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At June 30, 2003, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Cool Springs area of Williamson County later this year. We currently anticipate the land and facility to cost approximately $2,000,000 to construct and equip.

The following table presents additional information about our contractual obligations as of June 30, 2003, which by their terms have contractual maturity and termination dates subsequent to June 30, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Contractual obligations:
Certificates of deposit	$91,424	$53,955	$25	$—	$145,404
Securities sold under agreements to repurchase	7,803	—	—	—	17,803
Federal Home Loan Bank advances	26,500	13,000	2,000	—	41,500
Minimum operating lease commitments	403	838	882	1,686	3,809

Totals	$136,130	$67,793	$2,907	$1,686	$208,516

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Pinnacle Financial’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of Pinnacle Financial as of and for the three and six months ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as Pinnacle Financial, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that Pinnacle Financial will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on Pinnacle Financial’s financial statements.

In April 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions , which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of Pinnacle Financial as of and for the three and six months ended June 30, 2003.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of Pinnacle Financial.

Item 3. Controls and Procedures

As of the end of the period covered by this report, Pinnacle Financial carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of Pinnacle Financial’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within Pinnacle Financial and its consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on April 15, 2003.

(b)	The following Class III directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2006:

	Votes	Votes	Broker
	For	Withheld	Non-votes

Dale W. Polley	3,516,128	2,000	—
James L. Shaub, II	3,516,128	2,000	—
Reese L. Smith, III	3,516,128	2,000	—
M. Terry Turner	3,508,628	9,500	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Sue G. Atkinson	2004
Gregory L. Burns	2004
Clay T. Jackson	2004
Colleen Conway-Welch	2004
John E. Maupin, DDS	2005
Robert E. McNeilly, Jr.	2005
Robert A. McCabe, Jr.	2005
Linda E. Rebrovick	2005

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A current report on Form 8-K dated April 14, 2003, was furnished to the Securities and Exchange Commission under Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” of such form, and was furnished to disclose the press release issued by the Registrant on April 14, 2003 announcing the Registrant’s results for the first quarter of 2003.

A current report on Form 8-K dated June 16, 2003, was furnished the Securities and Exchange Commission under Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” of such form, publishing a slide package prepared for use by M. Terry Turner, President and Chief Executive Officer; Robert A. McCabe, Jr., Chairman of the Board; and Harold R. Carpenter, Chief Financial Officer of Pinnacle Financial Partners, Inc. for presentation to investment analysts, institutional and other investors and others.

Notwithstanding the foregoing, information furnished under Items 9 and 12 of our Current Reports on Form 8-K, included the related Exhibits shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner

M. Terry Turner
President and Chief Executive Officer

Date: August 7, 2003

By: /s/ Harold R. Carpenter

Harold R. Carpenter
Chief Financial Officer

Date: August 7, 2003

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002