Form 10QSB
period 2003-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2003-11-06
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

     3,692,053 shares of common stock, $1.00 par value per share, issued and outstanding as of October 31, 2003.

     Transitional Small Business Disclosure Format (check one): YES [  ]  NO [X]

Pinnacle Financial Partners, Inc.
Report on Form 10-QSB
September 30, 2003

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30,	December 31,
	2003	2002

ASSETS
Cash and noninterest-bearing due from banks	$11,633,943	$8,061,300
Interest-bearing due from banks	453,637	4,195,647
Federal funds sold and securities purchased under agreements to resell	20,097,042	685,182

Cash and cash equivalents	32,184,622	12,942,129
Securities available-for-sale, at fair value	115,421,439	73,980,054
Mortgage loans held-for-sale	2,220,020	—
Loans	279,701,750	209,743,436
Less allowance for loan losses	(3,491,767)	(2,677,043)

Loans, net	276,209,983	207,066,393
Premises and equipment, net	6,284,822	3,611,504
Other assets	8,372,521	7,678,894

Total assets	$440,693,407	$305,278,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$55,255,123	$31,599,897
Interest-bearing demand	25,567,490	13,234,956
Savings and money market accounts	121,430,122	75,995,881
Time	144,938,528	113,185,655

Total deposits	347,191,263	234,016,389
Securities sold under agreements to repurchase	19,290,587	15,050,208
Federal Home Loan Bank advances	39,500,000	21,500,000
Other liabilities	1,466,833	2,308,730

Total liabilities	407,448,683	272,875,327
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at September 30, 2003 and December 31, 2002	3,692,053	3,692,053
Additional paid-in capital	30,682,947	30,682,947
Accumulated deficit	(1,047,380)	(2,743,794)
Accumulated other comprehensive income (loss), net	(82,896)	772,441

Total stockholders’ equity	33,244,724	32,403,647

Total liabilities and stockholders’ equity	$440,693,407	$305,278,974

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest income:
Loans, including fees	$3,674,712	$2,833,005	$9,995,068	$7,565,360
Securities, available-for-sale:
Taxable	918,112	535,022	2,756,584	1,159,472
Tax-exempt	57,875	11,567	138,262	11,567
Federal funds sold and other	51,895	46,480	127,996	138,108

Total interest income	4,702,594	3,426,074	13,017,910	8,874,507

Interest expense:
Deposits	1,069,381	996,584	3,261,641	2,729,158
Securities sold under agreements to repurchase	15,267	23,443	42,233	65,173
Federal funds purchased and other borrowings	232,615	125,982	707,803	299,810

Total interest expense	1,317,263	1,146,009	4,011,677	3,094,141

Net interest income	3,385,331	2,280,065	9,006,233	5,780,366
Provision for loan losses	318,068	247,000	953,360	688,000

Net interest income after provision for loan losses	3,067,263	2,033,065	8,052,873	5,092,366
Noninterest income:
Service charges on deposit accounts	137,097	80,166	359,211	200,631
Investment services	324,663	220,721	656,888	677,282
Fees from origination of mortgage loans	244,912	—	489,005	—
Gain on loan participations sold	75,238	13,038	201,466	57,997
Gain on sale of investment securities, net	113,707	—	247,978	—
Other noninterest income	128,860	182,604	409,158	323,033

Total noninterest income	1,024,477	496,529	2,363,706	1,258,943

Noninterest expense:
Compensation and employee benefits	1,882,344	1,427,251	5,010,942	3,764,462
Equipment and occupancy	480,216	370,495	1,323,002	1,049,435
Marketing and other business development	84,570	70,723	263,834	162,118
Administrative	177,812	134,393	491,465	323,275
Postage and supplies	93,676	59,404	273,167	184,913
Other noninterest expense	145,335	119,265	418,835	274,433

Total noninterest expense	2,863,953	2,181,531	7,781,245	5,758,636

Income before income taxes	1,227,787	348,063	2,635,334	592,673
Income tax expense	441,218	136,585	938,920	229,436

Net income	$786,569	$211,478	$1,696,414	$363,237

Per share information:
Basic net income per common share	$0.21	$0.06	$0.46	$0.13

Diluted net income per common share	$0.20	$0.06	$0.44	$0.13

Weighted average shares outstanding:
Basic	3,692,053	3,692,053	3,692,053	2,841,943
Diluted	3,972,327	3,745,272	3,898,200	2,873,334

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine months ended
	September 30,
	2003	2002

Operating activities:
Net income	$1,696,414	$363,237
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of available-for-sale securities	679,837	111,194
Depreciation and amortization	669,814	521,363
Provision for loan losses	953,360	688,000
Gain on sale of investment securities, net	(247,978)	—
Gain on participations sold	(201,466)	(57,997)
Deferred tax expense	555,530	229,436
Mortgage loans held-for-sale:
Loans originated	(28,379,295)	—
Loans sold	26,159,275	—
Increase in other assets	(309,199)	(374,302)
Increase (decrease) in other liabilities	(458,507)	421,973

Net cash provided by operating activities	1,117,785	1,902,904

Investing activities:
Activities in securities available-for-sale:
Purchases	(102,989,447)	(42,572,668)
Sales	23,125,263	—
Maturities, prepayments and calls	36,611,365	6,347,851

	(43,252,819)	(36,224,817)

Net increase in loans	(70,096,950)	(56,952,991)
Purchases of premises and equipment and software	(3,154,776)	(531,553)
Purchases of other assets	(786,000)	(2,158,500)

Net cash used in investing activities	(117,290,545)	(95,867,861)

Financing activities:
Net increase in deposits	113,174,874	79,655,405
Net increase in securities sold under agreements to repurchase	4,240,379	2,062,539
Advances from Federal Home Loan Bank	18,000,000	7,000,000
Net proceeds from the sale of common stock	—	12,745,000

Net cash provided by financing activities	135,415,253	101,462,944

Net increase in cash and cash equivalents	19,242,493	7,497,987
Cash and cash equivalents, beginning of period	12,942,129	14,582,076

Cash and cash equivalents, end of period	$32,184,622	$22,080,063

Supplemental disclosure:
Cash paid for interest	$4,151,808	$3,015,224

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business — Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (“Pinnacle National”). Additionally, PFP Title Company and Pinnacle Community Development, Inc. are wholly-owned subsidiaries of Pinnacle National. Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company sells title insurance polices to Pinnacle National customers and others.

     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial. Significant intercompany transactions and accounts are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for its stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three and nine months ended September 30, 2003 and 2002:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$786,569	$211,478	$1,696,414	$363,237
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(51,676)	(39,923)	(145,644)	(112,632)

Pro forma net income	$734,893	$171,555	$1,550,770	$250,605

Per share information:
Basic net income As reported	$0.21	$0.06	$0.46	$0.13
Pro forma	$0.20	$0.05	$0.42	$0.09
Diluted net income As reported	$0.20	$0.06	$0.44	$0.13
Pro forma	$0.19	$0.05	$0.41	$0.09

     For purposes of these calculations, the fair value of options granted for the nine months ended September 30, 2003 and 2002 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2003		2002

Risk free interest rate	1.19%		1.74%
Expected life of the options	5.0	years	5.0	years
Expected dividend yield	0.0%		0.0%
Expected volatility	41.1%		69.7%
Weighted average fair value	$5.37		$5.83

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

     The basic net income per share information for the three and nine months ended September 30, 2002 was computed based on 2,312,053 common shares outstanding from January 1, 2002 through June 14, 2002. On June 14, 2002, Pinnacle Financial issued 1,200,000 additional common shares in conjunction with a common stock offering to the general public and then on June 24, 2002 issued an additional 180,000 shares in conjunction with the underwriters’ exercise of the over-allotment option. As a result, 3,692,053 common shares were outstanding on September 30, 2002 and, since no new shares have been issued since that date, 3,692,053 common shares were outstanding for the three and nine months ended September 30, 2003.

     As of September 30, 2003 and 2002, there were common stock options outstanding to purchase common shares. Substantially all of these shares have exercise prices which, when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and nine months ended September 30, 2003 and 2002. Additionally, as of September 30, 2003, Pinnacle Financial had dilutive warrants outstanding to purchase 203,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and nine months ended September 30, 2003 and 2002.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2003 and 2002:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic earnings per share calculation:
Numerator – Net income	$786,569	$211,478	$1,696,414	$363,237
Denominator – Average common shares outstanding	3,692,053	3,692,053	3,692,053	2,841,943
Basic net income per share	$0.21	$0.06	$0.46	$0.13
Diluted earnings per share calculation:
Numerator – Net income	$786,569	$211,478	$1,696,414	$363,237
Denominator – Average common shares outstanding	3,692,053	3,692,053	3,692,053	2,841,943
Dilutive shares contingently issuable	280,274	53,219	206,147	31,391

Average dilutive common shares outstanding	3,972,327	3,745,272	3,898,200	2,873,334
Diluted net income per share	$0.20	$0.06	$0.44	$0.13

     Comprehensive Income — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income consists of unrealized holding gains and losses, net of deferred income taxes, on available-for-sale securities. The following is a summary of other comprehensive income for the three and nine months ended September 30, 2003 and 2002.

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$786,569	$211,478	$1,696,414	$363,237
Other comprehensive income – Net unrealized holding gains (losses) from available-for-sale securities	(1,169,183)	451,000	(855,337)	691,000

Total comprehensive income (loss)	$(382,614)	$662,478	$841,077	$1,054,237

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no additional individually significant business segments.

     Recent Accounting Pronouncements — In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Pinnacle Financial’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the consolidated

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

financial position or results of operations of Pinnacle Financial as of and for the three and nine months ended September 30, 2003.

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

NOTE 2. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and fair value of securities available-for-sale at September 30, 2003 and December 31, 2002 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale - 2003:
U.S. government and agency securities	$24,029,876	$349,695	$(122,138)	$24,257,433
Mortgage-backed securities	83,893,906	359,349	(749,477)	83,503,778
State and municipal securities	7,631,358	88,317	(59,447)	7,660,228

	$115,555,140	$797,361	$(931,062)	$115,421,439

Securities available-for-sale - 2002:
U.S. government and agency securities	$14,588,520	$455,021	$(18,355)	$15,025,186
Mortgage-backed securities	54,566,041	815,806	(8,149)	55,373,698
State and municipal securities	3,579,620	13,066	(11,516)	3,581,170

	$72,734,181	$1,283,893	$(38,020)	$73,980,054

     Pinnacle Financial realized approximately $248,000 in net gains from the sale of $23,125,000 of available-for-sale securities during the nine months ended September 30, 2003. At September 30, 2003, approximately $69,318,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of loans at September 30, 2003 and December 31, 2002 is summarized as follows:

	2003	2002

Commercial real estate – Mortgage	$66,491,475	$58,964,823
Commercial real estate – Construction	8,623,115	5,396,697
Commercial – Other	125,053,786	98,722,136

Total Commercial	200,168,376	163,083,656

Consumer real estate – Mortgage	67,982,633	37,533,445
Consumer real estate – Construction	2,106,983	1,971,152
Consumer – Other	9,443,758	7,155,183

Total Consumer	79,533,374	46,659,780

Total Loans	279,701,750	209,743,436
Allowance for loan losses	(3,491,767)	(2,677,043)

Loans, net	$276,209,983	$207,066,393

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $32.0 million and $27.1 million, while credit exposure to operators of nonresidential buildings approximated $14.2 million and $9.6 million at September 30, 2003 and December 31, 2002, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At September 30, 2003 and 2002, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,095,000 and $70,000 at September 30, 2003 and 2002, respectively. In each case, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $68,000 and $7,000 for the nine months ended September 30, 2003 and 2002, respectively.

     Changes in the allowance for loan losses for the nine months ended September 30, 2003 and for the year ended December 31, 2002 are as follows:

	2003	2002

Balance at beginning of period	$2,677,043	$1,832,000
Charged-off loans	(139,710)	(92,957)
Recovery of previously charged-off loans	1,074	—
Provision for loan losses	953,360	938,000

Balance at end of period	$3,491,767	$2,677,043

     At September 30, 2003, Pinnacle Financial has granted loans and other extensions of credit, in the normal course of its banking business, amounting to approximately $6,366,000 to certain directors, executive officers, and their related entities of which $4,239,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     During the three and nine months ended September 30, 2003 and 2002, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the three months ended September 30, 2003 and 2002 of approximately $75,000 and $13,000, respectively, and $201,000 and $58,000 for the nine months ended September 30, 2003 and 2002, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

     Income tax expense for the three and nine months ended September 30, 2003 and 2002 consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Current tax expense:
Federal	$319,463	$—	$319,463	$—
State	63,927	—	63,927	—

Total current tax expense	383,390	—	383,390	—

Deferred tax expense:
Federal	46,884	22,624	460,133	38,560
State	10,944	113,961	95,397	190,876

Total deferred tax expense	57,828	136,585	555,530	229,436

Total income tax expense	$441,218	$136,585	$938,920	$229,436

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2003 and 2002 to income before income taxes. A reconciliation of the differences for the nine months ended September 30, 2003 and 2002 is as follows:

	2003	2002

Income taxes at statutory rate	$896,014	$201,509
State taxes, net of federal tax effect	105,154	27,927
Other items	(62,248)	—

Income tax expense	$938,920	$229,436

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002 are as follows:

	2003	2002

Deferred tax assets:
Loan loss allowance	$1,366,687	$1,015,703
Securities available-for-sale	50,807	—
Other accruals	128,921	169,846
Net operating loss carryforward	—	690,219

	1,546,415	1,875,768
Deferred tax liabilities:
Loans and lending	114,691	—
Depreciation and amortization	227,397	166,719
Securities available-for-sale	—	473,432

	342,088	640,151

Net deferred tax assets	$1,204,327	$1,235,617

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at September 30, 2003 is as follows:

Commitments to extend credit	$87,301,000
Standby letters of credit	28,519,000

     At September 30, 2003, the fair value of Pinnacle Financial’s standby letters of credit was $81,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of September 30, 2003, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

NOTE 6. COMMON STOCK

     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial (collectively, Pinnacle Financial’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the initial public offering, which represented approximately 21% of the initial public offering. The Founders were awarded common stock warrants which allow each individual the ability to purchase the common stock of Pinnacle Financial at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of September 30, 2003, all warrants were exercisable.

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

     A summary of the plan changes during the nine months ended September 30, 2003 and for the year ended December 31, 2002 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Outstanding at December 31, 2001	239,200	$9.48
Granted	129,700	10.01
Exercised	—	—
Forfeited	(6,550)	9.08

Outstanding at December 31, 2002	362,350	$9.67
Granted	85,400	14.32
Exercised	—	—
Forfeited	(1,200)	10.88

Outstanding at September 30, 2003	446,550	$10.56

     The following table summarizes information about Pinnacle Financial’s stock option plan at September 30, 2003.

	Number of	Remaining		Number of
	Shares	Contractual	Exercise	Shares
Grant date	Outstanding	Life in Years	Price	Exercisable

December, 2000	184,550	7.25	$10.00	73,820
March, 2001	49,300	7.50	7.64	19,720
November, 2001	1,050	8.25	7.75	210
February, 2002	121,700	8.50	9.92	24,340
September, 2002	2,300	9.00	11.50	460
December, 2002	2,500	9.25	12.91	—
February, 2003	42,700	9.50	13.30	—
April, 2003	23,450	9.50	13.43	—
June, 2003	3,850	9.75	16.25	—
September, 2003	15,150	10.00	18.00	—

	446,550	8.09	$10.56	118,550

NOTE 7. REGULATORY MATTERS

     Pinnacle National is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2003, no dividends could be declared by Pinnacle National without regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2003 and December

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

31, 2002, Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they were subject.

     To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$36,829	10.6%	$27,737	8.0%	not applicable
Pinnacle National	$36,531	10.5%	$27,737	8.0%	$34,671	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$33,328	9.6%	$13,869	4.0%	not applicable
Pinnacle National	$33,030	9.5%	$13,869	4.0%	$20,803	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$33,328	8.2%	$16,250	4.0%	not applicable
Pinnacle National	$33,030	8.1%	$16,248	4.0%	$20,311	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

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

The following is a discussion of our financial condition at September 30, 2003 and December 31, 2002 and our results of operations for the three and nine months ended September 30, 2003 and 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements or the unaudited interim consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in our 2002 Annual Report on Form 10-KSB.

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

Allowance for Loan Losses (ALL). Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to our consumer portfolio. These loss ratios are assigned to the various homogenous categories of the consumer portfolio (e.g., automobile, residential mortgage, home equity).

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

Results of Operations - Three and Nine Months Ended September 30, 2003 and 2002

Our results for the three and nine months ended September 30, 2003, when compared to the three and nine months ended September 30, 2002, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Net income for the three months ended September 30, 2003 was $787,000 compared to net income of $211,000 for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $1,696,000 compared to net income of $363,000 for the nine months ended September 30, 2002. The following is a more detailed discussion of results of our operations which focuses primarily on comparing, for each major item in the results, the third quarter of 2003 to the third quarter of 2002 and the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended September 30, 2003, we recorded net interest income of $3,385,000 which resulted in a net interest margin of 3.51% for the third quarter of 2003. For the three months ended September 30, 2002, we recorded net interest income of $2,280,000 which resulted in a net interest margin of 3.97% for the third quarter of 2002. For the nine months ended September 30, 2003, we recorded net interest income of $9,006,000 which resulted in a net interest margin of 3.48%. For the nine months ended September 30, 2002, we recorded net interest income of $5,780,000 which resulted in a net interest margin of 3.93%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2003			September 30, 2002

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)

Interest-earning assets:
Loans	$269,703	$3,675	5.41%	$181,005	$2,833	6.21%
Securities, available-for-sale:
Taxable	100,519	918	3.62	40,844	535	5.16
Tax-exempt	6,642	58	4.10	1,163	12	5.21
Federal funds sold and securities purchased under agreements to resell	7,735	18	0.91	5,063	28	2.23
Other	2,224	34	6.57	1,250	18	5.71

Total interest-earning assets	386,823	4,703	4.88	229,325	3,426	5.93
Non-earning assets	19,319			13,959

Total assets	$406,142			$243,284

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	19,391	17	0.35%	10,075	26	1.04%
Savings and money market	106,405	195	0.73	60,934	268	1.75
Certificates of deposit	142,425	858	2.39	88,427	703	3.15

Total interest-bearing deposits	268,221	1,069	1.58	159,436	997	2.48
Securities sold under agreements to repurchase	16,136	15	0.38	13,091	23	0.71
Federal funds purchased	1,127	4	1.31	1,143	6	2.17
Federal Home Loan Bank advances	40,239	229	2.26	14,196	120	3.35

Total interest-bearing liabilities	325,723	1,317	1.60	187,866	1,146	2.42
Non-interest bearing demand deposits	46,633	—	—	22,408	—	—

Total deposits and interest-bearing liabilities	372,356	1,317	1.40	210,274	1,146	2.16

Other liabilities	1,244			1,202
Stockholders’ equity	32,542			31,808

Total liabilities and stockholders’ equity	$406,142			$243,284

Net interest income		$3,385			$2,280

Net interest spread (2)			3.28%			3.51%
Net interest margin (3)			3.51%			3.97%

(1)	Yields computed on tax exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

	Nine months ended			Nine months ended
	September 30, 2003			September 30, 2002

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)

Interest-earning assets:
Loans	$243,244	$9,995	5.48%	$160,828	$7,565	6.27%
Securities, available-for-sale:
Taxable	91,404	2,757	4.02	28,382	1,159	5.42
Tax-exempt	5,142	138	4.19	391	12	5.21
Federal funds sold and securities purchased under agreements to resell	5,983	42	0.94	6,160	92	2.00
Other	2,120	86	5.78	1,112	46	5.47

Total interest-earning assets	347,893	13,018	5.00	196,873	8,874	6.00
Nonearning assets	17,986			11,750

Total assets	$365,879			$208,623

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	16,502	62	0.50%	9,278	75	1.08%
Savings and money market	92,084	643	0.93	56,014	763	1.81
Certificates of deposit	131,623	2,556	2.59	76,028	1,891	3.31

Total interest-bearing deposits	240,209	3,262	1.81	141,320	2,729	2.57
Securities sold under agreements to repurchase	13,990	42	0.40	11,409	65	0.76
Federal funds purchased	2,936	34	1.56	965	15	2.05
Federal Home Loan Bank advances	36,124	673	2.48	11,432	285	3.32

Total interest-bearing liabilities	293,259	4,012	1.82	165,126	3,094	2.50
Non-interest bearing demand deposits	38,451	—	—	18,103	—	—

Total deposits and interest-bearing liabilities	331,710	4,012	1.61	183,229	3,094	2.25

Other liabilities	1,449			912
Stockholders’ equity	32,720			24,482

Total liabilities and stockholders’ equity	$365,879			$208,623

Net interest income		$9,006			$5,780

Net interest spread (2)			3.18%			3.50%
Net interest margin (3)			3.48%			3.93%

(1)	Yields computed on tax exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the results of annualized net interest income divided by average interest-earning assets for the period.

               Net interest income for the three months ended September 30, 2003 was $1,105,000 greater than net interest income for the three months ended September 30, 2002. The net interest margin of 3.51% for the three months ended September 30, 2003 was 46 basis points less than the net interest margin of 3.97% for the three months ended September 30, 2002. The yield on interest-earning assets decreased by 105 basis points between the two periods, while the rate paid on funding sources only decreased by 76 basis points.

               Net interest income for the nine months ended September 30, 2003 was $3,226,000 greater than net interest income for the nine months ended September 30, 2002. The net interest margin of 3.48% for the nine months ended September 30, 2003 was 45 basis points less than the net interest margin of 3.93% for the nine months ended September 30, 2002. The yield on interest-earning assets decreased by 100 basis points between the two periods, while the rate paid on funding sources only decreased by 64 basis points.

Several factors contributed to the decline in net interest margin for the three and nine months ended September 30, 2003 when compared to the same periods in 2002, including the following:

•	Our loan yields decreased from 6.27% for the nine months ended September 30, 2002 to 5.48% for the nine months ended September 30, 2003, a decrease of 79 basis points. Additionally, loan yields for the three months ended September 30, 2002 was 6.21% compared to 5.41% for the three months ended September 30, 2003, a decrease of 80 basis points. Several factors contributed to this decrease.

•	As of September 30, 2003, approximately 54% of our loans were floating rate loans. The interest rates on all of these loans were tied in some way to Pinnacle National’s prime lending rate and reprice immediately with adjustments to such rate. Pinnacle National’s prime lending rate for the period from January 1, 2003 through June 25, 2003 was 4.25% and then was reduced to 4.00% for the period from June 25, 2003 to June 30, 2003. This compares to a consistent 4.75% for the same period in 2002.

•	Also contributing to the decrease in loan yields was the change in the overall composition of loans between the two periods. Generally, floating rate loans have a lower yield compared to fixed or variable rate loans, which was the case for the three and nine months ended September 30, 2002 when compared to the three and nine months ended September 30, 2003. At September 30, 2002, approximately 49% of the loan portfolio was tied to floating rate indexes compared to 54% at September 30, 2003.

•	Our remaining loan portfolio consists of fixed rate (loans which do not reprice during their term) or variable rate (loans which reprice at some point prior to their maturity date, usually annually or after five years and then annually thereafter). Generally, our fixed and variable rate loans are priced in relation to the yield curve for US Treasury securities for similar maturities which resulted in lower yields for 2003 compared to 2002. The average yield of the five year US Treasury securities for the first nine months of 2002 was 4.02% compared to an average yield of 2.83% for the first nine months of 2003, a decline of approximately 119 basis points between the two periods.

•	During 2003, we were able to grow our funding base significantly. For asset/liability management purposes, we elected to allocate a greater proportion of such funds to our investment portfolio versus our loan portfolio. Investment securities generally have lower yields than do loans. Our available-for-sale investment securities yields decreased from 5.43% for the nine months ended September 30, 2002 to 4.07% for the nine months ended September 30, 2003, a decrease of 136 basis points. Additionally, available-for-sale securities yields for the three months ended September 30, 2002 was 5.16% compared to 3.65% for the three months ended September 30, 2003, a decrease of 151 basis points. We have consistently maintained most of our available-for-sale securities in mortgage-backed securities. These mortgage-backed securities are comprised of “pools” of individual mortgage loans granted to homeowners. During periods of falling rates, these mortgage-backed securities experience principal paydowns at a more rapid rate than in a flat or rising interest rate environment as homeowners take advantage of the lower interest rates by either purchasing a new home or refinancing their existing mortgage. In either event, the existing mortgages are paid-off and, in turn, the mortgage-backed security which includes these mortgages is paid down. Accordingly, any premium amortization associated with these securities also escalates causing the yields on these securities to decrease. This was particularly true in the second and third quarters of 2003 as a significant number of homeowners refinanced their existing mortgage loans. Additionally, we have also invested in various bonds issued by US government agencies which are callable at a certain predetermined time in the future at the option of the issuing agency. During periods of falling rates, the issuing agencies will routinely call these bonds, pay the holder of the bond in full and subsequently reissue the bond at a lower rate. In these cases, we receive full payment on a higher-yielding investment and, usually, replace the called bond with a lower yielding investment.

•	Although deposit rates decreased between the two periods, our deposit rates typically adjust more slowly than our loan yields during a period of declining interest rates due to competitive market pressures. Thus, deposit funding costs typically do not decrease as quickly as do revenues from interest income on earning assets. Additionally, during 2003, overall deposit rates were less than those rates for the comparable period in 2002. In some cases, rates for 2003 have decreased to such levels that further decreases in deposit rates approach what we term “embedded floors”, such that further decreases in deposit rates could place us in a competitive disadvantage as customers seek higher returns on their balances.

Rate and Volume Analysis. As noted above, net interest income increased by $1,105,000 between the three months ended September 30, 2003 and 2002 and $3,226,000 between the nine months ended September 30, 2003 and 2002. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	Three months ended			Nine months ended
	September 30, 2003 compared			September 30, 2003 compared
	to three months ended			to nine months ended
	September 30, 2002			September 30, 2002

	Increase (decrease)		Total	Increase (decrease)		Total
	due to		increase	due to		increase
Dollar change in interest income and expense	Volume	Rate	(decrease)	Volume	Rate	(decrease)

Interest-earning assets:
Loans	$1,210	$(368)	$842	$2,970	$(540)	$2,430
Securities, available-for-sale:
Taxable	575	(204)	372	1,778	(192)	1,586
Tax-exempt	58	—	58	138	—	138
Federal funds sold and securities purchased under agreements to resell	11	(21)	(11)	(3)	(47)	(50)
Other	16	—	16	38	2	40

Total interest-earning assets	1,870	(593)	1,277	4,921	(777)	4,144

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	15	(24)	(9)	24	(37)	(13)
Savings and money market	133	(208)	(74)	214	(333)	(120)
Certificates of deposit	352	(196)	156	936	(272)	665

Total interest-bearing deposits	501	(428)	73	1,174	(642)	532
Securities sold under agreements to repurchase	5	(13)	(8)	6	(29)	(23)
Federal funds purchased	—	(2)	(2)	22	(2)	20
Federal Home Loan Bank advances	158	(49)	109	433	(45)	388

Total interest-bearing liabilities	663	(492)	171	1,635	(718)	918

Increase (decrease) in net interest income	$1,206	$(101)	$1,105	$3,285	$(60)	$3,226

(1)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume changes and rate changes at the ratio of how much each component bears to the absolute value of their total.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $318,000 and $247,000 for the three months ended September 30, 2003 and 2002, respectively, and $953,000 and $688,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Noninterest Income. Pinnacle Financial’s noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect Pinnacle Financial’s growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loan participations sold and gain on sales of investment securities may also vary widely from quarter to quarter. Noninterest income consists of the following for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Noninterest income:
Service charges on deposit accounts	$137	$80	$359	$201
Investment services	325	221	657	677
Fees from origination of mortgage loans	245	—	489	—
Gain on loan participations sold	75	13	201	58
Gain on sale of investment securities, net	114	—	248	—
Other noninterest income	128	183	410	323

Total noninterest income	$1,024	$497	$2,364	$1,259

As shown, one of the larger components of noninterest income is investment services income, which consists of commissions and fees from our investment advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At September 30, 2003, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $247 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $166 million at September 30, 2002. Despite the increase in brokerage assets, investment services commissions and fees decreased for the first nine months of 2003 compared to the same period in 2002 as the market environment caused overall investment sales activity to decline. However, during the third quarter of 2003, the market environment improved such that investment services commissions and fees exceeded investment services commissions and fees for the comparable period in 2002.

Service charge income for the three and nine months ended September 30, 2003 increased over that of the same period in 2002 due to an increase in both the balance and number of deposit accounts subject to service charges. Additionally, mortgage related fees, attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003, also provided for a portion of the increase in noninterest income between 2003 and 2002. These mortgage fees represent income earned on loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer.

Another noninterest income item for the three and nine months ended September 30, 2003 and 2002 was related to our sale of certain loan participations to our correspondent banks which were primarily related to new lending transactions in excess of internal loan limits and for other purposes. At September 30, 2003 and pursuant to participation agreements with these correspondents, we had participated approximately $46 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recognized gains of $75,000, which represents the net present value of these future net revenues, on sale of such loan participations in our results of operations during the three months ended September 30, 2003 compared to $13,000 during the three months ended September 30, 2002. We recorded $201,000, as a gain on sale of participations in our results of operations during the nine months ended September 30, 2003 compared to $58,000 during the nine months ended September 30, 2002. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the nine months ended September 30, 2003, were net gains of approximately $248,000 realized from the sale of approximately $23.1 million of available-for-sale securities.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National was guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies. At September 30, 2003, the aggregate cash value of these policies, which is reflected in other assets on our consolidated balance sheet, was $1,917,000. Pinnacle National has not borrowed any funds against these policies as of September 30, 2003.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. Noninterest expense consists of the following for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Noninterest expense:
Compensation and employee benefits	$1,882	$1,427	$5,011	$3,765
Equipment and occupancy	480	370	1,323	1,049
Marketing and other business development	85	71	264	162
Administrative	177	134	491	323
Postage and supplies	94	60	273	185
Other noninterest expense	146	119	419	275

Total noninterest expense	$2,864	$2,181	$7,781	$5,759

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, incentive compensation, the continued development of our branch network and other expenses which increase in relation to our growth rate. At September 30, 2003, we had 80.5 full-time equivalent employees compared to 53.5 at September 30, 2002. We anticipate additional increases in our expenses during 2003 for such items as additional personnel, the opening of our Rivergate office which occurred in April of 2003, the opening of our Cool Springs office which is expected to occur in the fall of 2003, the expansion or development of new business lines, such as mortgage origination and other expenses which tend to increase in relation to our growth.

Income Taxes. The effective income tax expense rate for the three months ended September 30, 2003 was approximately 35.9% compared to 39.2% for the three months ended September 30, 2002. The effective income tax expense rate for the nine months ended September 30, 2003 was approximately 35.6% compared to 38.7% for the nine months ended September 30, 2002. The reduction in the tax rate is attributable to the impact of nontaxable (for Federal purposes) investments and other assets.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	Sept	June	Mar	Dec	Sept	June
	2003	2003	2003	2002	2002	2002
Balance sheet data, at quarter end:
Total assets	$440,693	403,229	348,366	305,279	278,750	229,795
Total loans	279,702	255,448	228,842	209,743	191,299	170,427
Allowance for loan losses	(3,492)	(3,189)	(2,860)	(2,677)	(2,427)	(2,182)
Securities available-for-sale	115,421	99,968	94,600	73,980	57,062	37,950
Total deposits	347,191	309,089	266,732	234,016	212,914	168,752
Securities sold under agreements to repurchase	19,291	17,803	15,846	15,050	16,720	16,855
Advances from FHLB	39,500	41,500	32,500	21,500	15,500	11,500
Total stockholders’ equity	33,245	33,627	32,403	32,404	32,089	31,402
Balance sheet data, quarterly averages:
Total assets	$406,142	365,385	326,108	285,929	243,284	204,592
Total loans	269,703	245,383	217,690	201,290	181,005	158,076
Securities available-for-sale	107,161	95,351	87,124	63,150	42,007	24,904
Total deposits	314,854	277,592	243,545	215,617	181,844	163,146
Securities sold under agreements to repurchase	16,136	11,728	14,106	16,685	13,091	10,496
Advances from FHLB	40,239	38,137	29,994	18,054	14,196	11,500
Total stockholders’ equity	32,542	32,944	32,675	32,167	31,808	18,694
Statement of operations data, for the three months ended:
Interest income	$4,702	4,369	3,946	3,691	3,425	2,872
Interest expense	1,317	1,385	1,310	1,268	1,146	1,057

Net interest income	3,385	2,984	2,636	2,423	2,279	1,815
Provision for loan losses	318	347	288	250	247	232

Net interest income after provision for loan losses	3,067	2,637	2,348	2,173	2,032	1,583
Noninterest income	1,024	877	462	469	497	462
Noninterest expense	2,864	2,675	2,242	2,230	2,182	1,872

Net income before taxes	1,228	839	568	412	347	173
Income tax expense	441	302	195	127	136	66

Net income	$787	537	373	285	211	107

Per share data:
Earnings – basic	$0.21	0.15	0.10	0.08	0.06	0.04
Earnings – diluted	$0.20	0.14	0.10	0.08	0.06	0.04
Book value at quarter end	$9.00	9.11	8.78	8.78	8.69	8.51
Weighted avg. shares – basic	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053	2,521,723
Weighted avg. shares – diluted	3,972,327	3,880,642	3,841,631	3,795,967	3,745,272	2,555,844
Common shares outstanding	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053

Financial Condition – September 30, 2003 compared to December 31, 2002

Our consolidated balance sheet at September 30, 2003 reflects significant growth since December 31, 2002. Total assets grew from $305 million at December 31, 2002 to $441 million at September 30, 2003, a 45% increase (60% annualized increase). Total deposits grew $113 million during the first nine months of 2003, an increase of 48% (64% annualized increase). We invested substantially all of the additional deposits and other fundings in loans, which grew by $69 million during 2003, and securities available-for-sale which increased by $41 million in the same period.

Loans. The composition of loans at September 30, 2003 and December 31, 2002 and the percentage of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Commercial real estate – Mortgage	$66,491	23.8%	$58,965	28.1%
Commercial real estate – Construction	8,623	3.1	5,397	2.6
Commercial – Other	125,054	44.7	98,722	47.1

Total commercial	200,168	71.6	163,084	77.8

Consumer real estate – Mortgage	67,983	24.3	37,533	17.9
Consumer real estate – Construction	2,107	0.8	1,971	0.9
Consumer – Other	9,444	3.3	7,155	3.4

Total consumer	79,533	28.4	46,659	22.2

Total loans	$279,702	100.0%	$209,743	100.0%

The following table classifies our fixed and variable rate loans at September 30, 2003 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2003
				Percentages to total loans
	Fixed	Variable		at Sept. 30,	at Dec. 31,
	Rates	Rates	Total	2003	2002

Based on contractual maturities:
Due within one year	$4,130	$83,434	$87,564	31.3%	29.4%
Due in one year through five years	61,916	49,560	111,475	39.9	45.6
Due after five years	17,379	63,284	80,663	28.8	25.0

	$83,424	$196,278	$279,702	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$150,348	$150,348	53.7%	45.7%
Reprice within one year	4,130	14,971	19,101	6.9	11.8
Reprice in one year through five years	61,916	28,707	90,623	32.4	38.9
Reprice after five years	17,379	2,251	19,630	7.0	3.6

	$83,424	$196,278	$279,702	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.

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

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2003, we had $1,095,000 in loans on nonaccrual compared to $1,845,000 at December 31, 2002. One loan relationship accounts for most of the amount as of September 30, 2003. This relationship involves various commercial loans aggregating $1,025,000 to a borrower who during the fourth quarter of 2002 filed for reorganization pursuant to the bankruptcy laws of the United States. Management continues to actively pursue remedies to eliminate and/or otherwise minimize any additional negative financial impact that might occur from this and other nonaccrual loans.

The decrease in nonaccrual loans between September 30, 2003 and December 31, 2002 relates to one relationship for $750,000 which was included as nonaccrual at December 31, 2002 and was paid pursuant to the sale of the underlying collateral to another borrower during the first quarter of 2003. Pursuant to this transaction, we recorded an $88,000 charge-off to the ALL during the first quarter of 2003. During the first nine months of 2003 there was approximately $51,000 in various consumer loan charge-offs.

There were approximately $88,000 in other loans at September 30, 2003 which were 90 days past due and still accruing interest. At June 30, 2003 and December 31, 2002, no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at September 30, 2003 and December 31, 2002. The following table is a summary of our nonperforming assets at the indicated dates (dollars in thousands):

	September 30, 2003	December 31, 2002

Nonaccrual loans (1)	$1,095	$1,845
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	1,095	1,845
Accruing loans past due 90 days or more	88	22

Total nonperforming assets and accruing loans past due 90 days or more	$1,183	$1,867

Total loans outstanding	$279,702	$209,743

Ratio of total nonperforming assets to total loans outstanding at end of period	0.39%	0.89%

Ratio of total nonperforming assets to total allowance for loan losses at end of period	31.25%	69.74%

(1)
Interest income that would have been recorded in the first half of 2003 related to nonaccrual loans was $68,000 compared to $43,000 for the year ended December 31, 2002, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $614,000 or 0.22% of total loans at September 30, 2003 compared to $77,000 or 0.04% at December 31, 2002. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard. The increase between the two periods is primarily due to a borrowing relationship with a local company which is experiencing a downturn in its business. This borrower has initiated several matters to address its financial issues. The borrower has consistently performed and is currently performing as required under the terms of its loan with Pinnacle Financial.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of September 30, 2003 and December 31, 2002, our allowance for loan losses was $3,492,000 and $2,677,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 72% of our loan portfolio at September 30, 2003 and December 31, 2002 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a meaningful credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at September 30, 2003 and December 31, 2002. Credit exposure to the trucking industry approximated $32.0 million at September 30, 2003 and $27.1 million at December 31, 2002. Credit exposure to operators of nonresidential buildings approximated $14.2 million at September 30, 2003 and $9.6 million at December 31, 2002. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At September 30, 2003 and December 31, 2002, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Commercial	$2,192	62.8%	$1,744	65.1%
Consumer	598	17.1	398	14.9
Unallocated	702	20.1	535	20.0

	$3,492	100.0%	$2,677	100.0%

During the first quarter of 2003, we charged-off $88,000 related to a particular commercial loan, which prior to the charge-off date, had been on nonaccrual status. We also charged-off another $51,000 during the first nine months of 2003 related to consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance for loan losses. The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2003, for the year ended December 31, 2002 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the nine	For the
	months ended	year ended
	September 30, 2003	December 31, 2002

Balance at beginning of period	$2,677	$1,832
Provision for loan losses	953	938
Charged-off loans	(139)	(93)
Recovery of previously charged-off loans	1	—

Balance at end of period	$3,492	$2,677

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.25%	1.28%

Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.08%	0.05%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $115.4 million and $74.0 million at September 30, 2003 and December 31, 2002, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale – September 30, 2003:
U.S. government and agency securities	$24,030	$350	$(122)	$24,257
Mortgage-backed securities	83,894	359	(749)	83,504
State and municipal securities	7,631	88	(59)	7,660

	$115,555	$797	$(931)	$115,421

Securities available-for-sale – December 31, 2002:
U.S. government and agency securities	$14,588	$455	$(18)	$15,025
Mortgage-backed securities	54,566	816	(8)	55,374
State and municipal securities	3,580	13	(12)	3,581

	$72,734	$1,284	$(38)	$73,980

During the first quarter of 2003, we sold $12.4 million of available-for-sale securities at a net gain of $18,000. During the second quarter of 2003, we sold $6.5 million of available-for-sale securities at a net gain of $116,000. During the third quarter of 2003, we sold $4.2 million of available-for-sale securities at a net gain of $114,000. At September 30, 2003, approximately $69.3 million of our available-for-sale portfolio were pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of September 30, 2003 and December 31, 2002 (dollars in thousands):

	U.S. government		State and
	and agency		municipal		Mortgage-backed
	securities		securities		securities		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale – September 30, 2003:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	4,059	4.0%	1,217	4.4%	—	—	5,276	4.1%
Due in five years to ten years	20,199	4.3%	5,983	5.1%	—	—	26,182	4.5%
Due after ten years	—	—	460	5.2%	—	—	460	5.2%
Mortgage-backed securities	—	—	—	—	83,504	4.3%	83,504	4.3%

	$6,375	4.1%	$7,660	5.0%	$83,504	4.3%	$115,421	4.4%

Securities available-for-sale – December 31, 2002:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,217	4.5%	165	4.3%	—	—	3,382	4.4%
Due in five years to ten years	11,808	4.7%	2,923	5.4%	—	—	14,731	4.9%
Due after ten years	—	—	493	5.8%	—	—	493	5.8%
Mortgage-backed securities	—	—	—	—	55,374	4.8%	55,374	4.8%

	$15,025	4.6%	$3,581	5.4%	$55,374	4.8%	$73,980	4.8%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $347.2 million of deposits at September 30, 2003 compared to $234.0 million at December 31, 2002. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $19.3 million at September 30, 2003 and $15.1 million at December 31, 2002. Additionally, at September 30, 2003, we had borrowed $39.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $21.5 million at December 31, 2002.

Generally, banks classify their funding base as either core funding or non-core funding based on regulatory definitions that have existed for some period of time. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Core funding:
Noninterest-bearing demand deposits	$55,255	13.9%	$31,600	11.7%
Interest-bearing demand deposits	25,567	4.3	13,235	4.9
Savings and money market deposits	121,430	26.3	75,966	28.1
Time deposits less than $100,000	42,565	11.0	25,746	9.5

Total core funding	244,817	55.5	146,577	54.2

Non-core funding:
Time deposits greater than $100,000
Public funds	21,750	4.2	14,423	5.3
Brokered deposits	38,804	13.2	42,700	15.8
Other time deposits greater than $100,000	41,820	11.0	30,316	11.2
Securities sold under agreements to repurchase	19,291	4.8	15,050	5.6
Federal Home Loan Bank advances	39,500	11.3	21,500	7.9

Total non-core funding	161,165	44.5	123,989	45.8

	$405,982	100.0%	$270,566	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of September 30, 2003 and December 31, 2002 amounted to $102.4 million and $87.4 million, respectively. The following table shows our time deposits over $100,000 by category at September 30, 2003 and December 31, 2002, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	September 30, 2003	December 31, 2002

Three months or less	$21,943	$20,470
Over three but less than six months	30,108	22,288
Over six but less than twelve months	29,774	25,386
Over twelve months	20,549	19,295

	$102,374	$87,439

Capital Resources. At September 30, 2003 and December 31, 2002, our stockholders’ equity amounted to $33.2 million and $32.4 million, respectively. The change in stockholders’ equity was attributable to our net income for the nine months ended September 30, 2003 of $1,696,000 and the net decrease in comprehensive income of $855,000 attributable to the decreased valuation of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At September 30, 2003 and December 31, 2002, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At September 30, 2003 and December 31,

2002, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes.

The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at September 30, 2003 and December 31, 2002:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$36,829	10.6%	$27,737	8.0%	not applicable
Pinnacle National	$36,531	10.5%	$27,737	8.0%	$34,671	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$33,328	9.6%	$13,869	4.0%	not applicable
Pinnacle National	$33,030	9.5%	$13,869	4.0%	$20,803	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$33,328	8.2%	$16,250	4.0%	not applicable
Pinnacle National	$33,030	8.1%	$16,248	4.0%	$20,311	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

(*) Average assets for the above calculations were based on average assets for the immediately preceding quarter.

In order for Pinnacle National to achieve anticipated asset growth while continuing to meet regulatory requirements for minimum capital and for well-capitalized status, it may be necessary to inject additional capital into Pinnacle National. We are currently considering several capital raising alternatives which we anticipate consummating within the next six months. We could incur indebtedness which we would contribute to Pinnacle National. Alternatively, we could obtain capital through the sale of trust preferred securities or common stock. We would need to obtain regulatory approval to incur indebtedness or sell trust preferred securities. If we choose to issue additional common stock, such securities could dilute the interests of our current shareholders.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency, or the “OCC”. Currently, Pinnacle National cannot pay Pinnacle Financial any dividends without prior approval of the OCC.

We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At September 30, 2003, Pinnacle National’s accumulated deficit was approximately $970,000. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three and nine months ended September 30, 2003 and for the year ended December 31, 2002.

	For the three	For the nine	For the
	months ended	months ended	year ended
	September 30, 2003	September 30, 2003	December 31, 2002

Return on average assets	0.77%	0.62%	0.29%
Return on average equity	9.59%	6.91%	2.47%
Dividend payout ratio	—%	—%	—%
Average equity to average assets ratio	8.01%	8.94%	11.58%

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

At September 30, 2003, our cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities was 87% (compared to 82% at December 31, 2002), which was within our targeted ratio of 75% to 125% in this time horizon. Since the ratio is less than 100%, the ratio indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, could have a negative impact on our net interest income. However, deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position to manage our net interest margins through an upward rate environment.

Each of the above analyses may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2003 and December 31, 2002, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

At September 30, 2003, we had outstanding standby letters of credit of $28.5 million and unfunded loan commitments outstanding of $87.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At September 30, 2003, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of September 30, 2003, which by their terms have contractual maturity dates subsequent to September 30, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Unfunded commitments:
Letters of credit	$27,231	$1,259	$30	$—	$28,519
Lines of credit	56,395	8,738	2,182	19,986	87,301

Totals	$83,626	$9,997	$2,212	$19,986	$115,820

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2003, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $39.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate

October 17, 2003	$2,000	3.42
December 31, 2003	3,000	1.23
March 12, 2004	9,000	1.25
March 12, 2004	1,000	1.28
March 29, 2004	3,000	4.38
June 18, 2004	3,000	1.25
July 28, 2004	2,000	1.88
July 31, 2004	4,000	2.94
October 15, 2004	3,000	3.10
January 28, 2005	2,000	2.15
January 28, 2006	2,000	2.73
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
January 28, 2007	2,000	3.19

	$39,500

Weighted average interest rate		2.28%

At September 30, 2003, brokered certificates of deposit approximated $38.8 million which represented 9.6% of total fundings compared to $42.7 million and 15.8% at December 31, 2002. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At September 30, 2003, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson, Williamson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities in Davidson, Williamson and surrounding counties.

The following table presents additional information about our contractual obligations as of September 30, 2003, which by their terms have contractual maturity and termination dates subsequent to September 30, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Contractual obligations:
Certificates of deposit	$105,677	$39,236	$25	$—	$144,938
Securities sold under agreements to repurchase	19,291	—	—	—	19,291
Federal Home Loan Bank advances	27,000	10,500	2,000	—	39,500
Minimum operating lease commitments	413	853	894	1,462	3,622

Totals	$152,381	$50,589	$2,919	$1,462	$207,351

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Pinnacle Financial’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Pinnacle Financial adopted this new standard on January 1, 2003. The adoption of this new standard had no effect on the consolidated financial position or results of operations of Pinnacle Financial as of and for the three and nine months ended September 30, 2003.

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

Item 3. Controls and Procedures

Pinnacle Financial carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of Pinnacle Financial’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within Pinnacle Financial and its consolidated subsidiaries.

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

                   31.1    Certification pursuant to Rule 13a-14(a)/15d-14(a)

                   31.2    Certification pursuant to Rule 13a-14(a)/15d-14(a)

                   32.1    Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

                   32.2    Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K

A current report on Form 8-K dated July 16, 2003, was furnished to the Securities and Exchange Commission under Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” of such form, and was furnished to disclose the press release issued by the Registrant on July 16, 2003 announcing the Registrant’s results for the second quarter of 2003.

A current report on Form 8-K dated September 25, 2003, was furnished the Securities and Exchange Commission under Item 9 “Regulation FD Disclosure”, publishing a transcript of an interview with M. Terry Turner and prepared for use by M. Terry Turner, President and Chief Executive Officer; Robert A. McCabe, Jr., Chairman of the Board; and Harold R. Carpenter, Chief Financial Officer of Pinnacle Financial Partners, Inc. for presentation to investment analysts, institutional and other investors and others.

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

Date: November 6, 2003

By: /s/ Harold R. Carpenter

Harold R. Carpenter Chief Financial Officer

Date: November 6, 2003

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002