Form 10KSB
period 2003-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2004-02-20
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Name of small business issuer in its charter)

Tennessee	62-1812853

(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201

(Address of principal executive offices)

(615) 744-3700

(Issuer’s telephone number)

Securities registered pursuant to Section 12 (b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $1.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year: $21,549,391

Aggregate market value of the voting stock held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $92,424,000 as of February 13, 2004.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,692,053 shares of common stock as of February 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 20, 2004, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank (“Pinnacle National”) to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial. Forward-looking statements made by us in this report are also subject to those risks identified within the section entitled “Risk Factors” beginning on page 15.

PART I

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its subsidiary Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank.” References herein to the fiscal years 2001, 2002 and 2003 mean our fiscal years ended December 31, 2001, 2002 and 2003, respectively.

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

FDIC information as of September 30, 2003, reflects that there are 178 commercial banks which are currently active and were also chartered in the United States in 2000, excluding those institutions that appear to have transferred an existing charter to a new charter. Based on FDIC information as of September 30, 2003, Pinnacle National was the largest and fastest growing of these banks in terms of total assets. We believe that one of the principal factors contributing to our rapid growth thus far has been our ability to effectively position ourselves as a locally managed community bank committed to providing outstanding service and trusted financial advice.

Opportunity. We believe there are three major trends in the Nashville MSA that strengthen our strategic market position as a locally managed community bank:

•	Customers generally perceive that service levels at banks are declining. We believe this is largely attributable to integration issues resulting from consolidation in the bank and brokerage industries. Additionally, small business owners want a reliable point of contact that is knowledgeable about their business and the financial products and services that are important to the success of their business. In fact, Nashville is dominated by three large regional bank holding companies, all of whom are experiencing declining market share trends over the last six years.

•	Client usage of more sophisticated financial products continues to grow, causing traditional banks to lose market share to other types of financial services companies, such as mutual fund companies and securities brokerage firms.

•	There is significant growth in the demand for convenient access to financial services, particularly through ATMs, telephone banking and Internet banking.

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

Business Strategies. To carry out our marketing philosophy, our specific business strategies have been and will continue to be:

•	Hire and retain highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business with small businesses and affluent households within the Nashville MSA. During our first three years of operation, we have attracted approximately 90 associates to our firm, including 37 during 2003. Substantially all of these associates have been employed in similar positions in the Nashville MSA for at least 10 years. Many of our senior customer contact personnel have in excess of 20 years experience in Nashville. We have also been successful in maintaining a retention ratio of our personnel of approximately 95% during this same time period. We believe we will continue to experience success in attracting new associates and retaining associates to our firm.

•	Provide individualized attention with consistent, local decision-making authority.

•	Offer a full line of financial services to include traditional depository and credit products, as well as, sophisticated investment and insurance products. As of December 31, 2003, Pinnacle Asset Management had accumulated approximately $319 million in brokerage assets.

•	Capitalize on customer dissatisfaction that we believe exists and that has been caused by what we believe to be our competitors’ less than satisfactory response to the financial needs of today’s sophisticated consumers and small- to medium-sized businesses. Since we began our company, we have historically surveyed our customers on numerous matters related to their relationship with us. Consistently, these surveys indicate that our service quality is significantly better than their prior banking relationships.

•	Build on our directors’ and officers’ diverse personal and business contacts, community involvement and professional expertise.

•	Establish a distribution strategy designed to prudently expand our physical and virtual market presence, thereby providing convenient banking access for our clients 24 hours a day. We opened two new offices in 2003 and intend to open two more offices in 2004. Our courier deposit pickup service consistently receives high marks from our small business customers. We now have approximately 48.6% of our commercial clients utilizing our Internet banking product which we believe to be well over the industry averages and exceptional given we are only three years old.

•	Use technology and strategic alliances, including those established through Pinnacle National’s brokerage

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

In November 2000, Pinnacle National opened a branch office in Brentwood in Williamson County. In September 2001, Pinnacle National opened a second branch office in the Green Hills area of Nashville. Pinnacle National opened a third branch office in the Rivergate area of Davidson County in April of 2003 and a fourth branch office in the Cool Springs area of Williamson County in October of 2003. Pinnacle National intends to open two additional branch officers in 2004. One of these offices will be in the West End area of Nashville and the other is anticipated to be in the Franklin, Tennessee area. Management believes these additional offices will continue to strengthen Pinnacle National’s market presence, allowing it to grow its customer base more rapidly.

The economic success of Pinnacle National’s primary service area depends heavily upon the economic viability of the metropolitan Nashville, Tennessee area. Nashville is the capital of Tennessee and a city that we believe is an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors. In January of 2004, Expansion Management magazine noted that Nashville ranked second behind Atlanta among seventy cities in the nation for companies that are looking to expand or relocate.

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

Competition. According to FDIC data, bank and thrift deposits in the Nashville MSA grew from approximately $12.9 billion in June 1995 to more than $20.2 billion in June 2003. As of June 30, 2003, approximately 77% of this deposit base was controlled by large, multi-state banks headquartered outside of Nashville, which included AmSouth (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), USBancorp (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia) and Union Planters Corporation (headquartered in Memphis, Tennessee). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of AmSouth (including the acquired First American National Bank), Bank of America and SunTrust declined from 59.5% to 52.0% during the six years ended June 30, 2003. Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Nashville MSA have been able to increase their deposit market share in recent years at the expense of these larger, multi-state banks.

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

Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2003, Pinnacle National is able to loan any one borrower a maximum amount equal to approximately $5.8 million plus an additional $3.9 million, or a total of approximately $9.7 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as Pinnacle National’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, Pinnacle National imposes upon itself an internal lending limit which is less than the prescribed legal lending limit, thus further reducing its exposure to any single borrower.

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

Additionally, we may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities. We may use derivatives as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2003 and 2002, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Deposit Services

Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in the Nashville MSA. Pinnacle National generally obtains these deposits through personal solicitation by its officers and directors.

Investment Services

Pinnacle National contracts with Raymond James Financial Service, Inc. (“RJFS”), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle National’s locations through Pinnacle National employees that are also RJFS employees. RJFS is a subsidiary of Raymond James Financial, Inc. Prior to the alliance with RJFS, Pinnacle National entered into a similar arrangement in 2000 with LM Financial Partners, or LMFP, an affiliate of Legg Mason Wood Walker, Inc., the principal broker-dealer subsidiary of Legg Mason, Inc. During 2002, RJFS acquired LMFP from Legg Mason Wood Walker, Inc.

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

All of the financial products listed above are offered by RJFS from Pinnacle National’s main office and its other offices. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle National’s general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs. In addition to the compliance monitoring provided by RJFS, Pinnacle National has developed its own compliance-monitoring program to further ensure that Pinnacle National personnel deliver these products in a manner consistent with the various regulations governing such activities.

Pinnacle National receives a minimum lease payment each month for each leased area, plus a percentage of commission credits and fees generated by the program. Pinnacle National remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses for the leased areas, and general personnel costs.

Other Banking Services

Given client demand for increased convenience in accessing banking and investment services, Pinnacle National also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle National is associated with a nationwide network of automated teller machines that our clients are able to use throughout Tennessee and other regions. In most cases, Pinnacle National reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network which enables us to demonstrate greater convenience as compared to our competitors. Pinnacle National does not plan to exercise trust powers during its initial years of operation, but may do so in the future subject to the approval of the Office of the Comptroller of the Currency.

Pinnacle National also offers its targeted commercial clients a courier service which picks up non-cash deposits from the client’s place of business which also enables us to demonstrate convenience greater than most of the larger regional competitors. Pinnacle National provides this service through a third party that is approved by the State of Tennessee Public Service Commission for bank-related work.

Employees

At February 15, 2004, Pinnacle National employed 96 employees of which 93 were full time. Pinnacle National considers its relationship with all employees to be excellent. Our opinion is based in large part on the results of our annual work environment surveys that our employees complete. These surveys consist of several statements whereby employees agree or disagree with the statements pursuant to a grading scale. The statements address various aspects of their relationship with Pinnacle Financial including whether they understand what the company expects of the associate, whether they feel there are opportunities for them to be successful, whether their co-workers are committed to quality work, etc. Additionally, during 2003, the Nashville Business Journal named Pinnacle Financial as the “Best Place to Work in Nashville” among mid-sized firms.

We are also one of a relatively small number of financial firms in the country that provides all associates an opportunity to participate in a broad-based stock option plan. We believe this broad-based stock option plan directly aligns our employee base with our shareholders and thus our associates have become even more engaged toward the creation of shareholder value over the intermediate- and long-terms. Information concerning these plans are included in the “Notes to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Additionally, all of our non-commission based employees participate in an annual cash incentive plan whereby they receive a certain percentage of their salary should the firm meet certain soundness thresholds and obtain a pre-determined earnings per share target for the year. Our results for 2003 provided for a “target” payout of the cash incentive plan for all participants.

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.

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

Pinnacle National

Pinnacle National is a national bank chartered under the federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines Pinnacle National’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Pinnacle National’s deposits are insured by the FDIC to the maximum extent provided by law. Pinnacle National also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

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

Capital Adequacy

Both Pinnacle Financial and Pinnacle National are required to comply with the capital adequacy standards established by the Federal Reserve, in our case, and the OCC, in the case of Pinnacle National. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Pinnacle National is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2003, our ratio of total capital to risk-weighted assets was 12.8% and our ratio of Tier 1 capital to risk-weighted assets was 11.8%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 9.7%. The guidelines also provide that bank holding companies experiencing high internal growth, as is our case, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

If our growth rate continues, as we presently anticipate, our assets will grow faster than our capital and our capital ratios will decline. In order to maintain capital at Pinnacle National at appropriate levels, we may be required to incur borrowings or issue additional equity securities. We have committed to the Federal Reserve Bank of Atlanta that we will obtain its approval before Pinnacle Financial incurs any indebtedness. In 2003, the Federal Reserve Bank of Atlanta granted such an approval in connection with Pinnacle Financial’s issuance of trust preferred securities. In connection with such approval, Pinnacle Financial’s Chairman of the Board, President and Chief Executive Officer and Chief Administrative Officer committed to the Federal Reserve Bank of Atlanta that if required to enable Pinnacle Financial to make interest payments in 2004 on its subordinated debentures under certain circumstances, they would exercise up to 92,500 warrants to acquire Pinnacle Financial common stock held by them to provide funds for such payment.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2003, we believe Pinnacle National would be considered “well capitalized” by its primary regulator.

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

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. Since Pinnacle National had an accumulated deficit at December 31, 2003, of $111,000, we do not expect that Pinnacle National will be able to pay dividends to us until after the first quarter of 2004. Furthermore, we do not anticipate that Pinnacle Financial will require any dividends from Pinnacle National in 2004.

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

RISK FACTORS

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. All of which might cause the trading price of our common stock to decline.

We do expect to continue to grow rapidly and should our growth exceed our expectations such growth may require us to raise additional capital.

Our plans are to grow at a rate that is more than that normally contemplated for banks which have been in business for longer periods of time. To continue to grow, we will need to provide sufficient capital to Pinnacle National through earnings generation, additional equity offerings or we will need to incur indebtedness from a third party and invest the proceeds into Pinnacle National or any combination of the three. Should we incur such indebtedness, we are required to obtain certain regulatory approvals beforehand. Should our growth exceed our expectations, as has been the case to-date, we may need to raise additional capital over our projected capital needs. Additionally, our current plan involves increasing our branch network. However, this will also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able grow our asset base; our ability to attain our long-term profitability goals will be more difficult.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies and nonaccruals, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

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

We are geographically concentrated in the Nashville, Tennessee MSA, and changes in local economic conditions impact our profitability.

We operate primarily in the Nashville, Tennessee MSA, and substantially all of our loan customers and most of our deposit and other customers live or have operations in the Nashville MSA. Our profitability is impacted by the changes in general economic conditions in this market.

We have a concentration of credit exposure to borrowers in the trucking industry and to borrowers that operate nonresidential buildings.

If either of these industries experience an economic slowdown and, as a result, the borrowers are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted. Additional information regarding our concentration in these two areas can be found in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

As a relatively new financial institution, we are subject to regulatory restrictions on, among other things, dividends, capital and borrowings that are more fully described in “Supervision and Regulation” herein.

ITEM 2. DESCRIPTION OF PROPERTIES

Pinnacle Financial’s principal offices are located at 211 Commerce Street in Nashville, Tennessee in Davidson County. Pinnacle National leases these offices from an unrelated third party.

Pinnacle National leases the land for its Brentwood branch office building located in Williamson County, Tennessee, from an unrelated third party but owns the building and leasehold improvements. Pinnacle National also leases the land for its Green Hills office location in Davidson County from an unrelated third party, but also owns the building and leasehold improvements. Pinnacle National owns the land and buildings for its Rivergate and Cool Springs branch offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 14, 2002, Pinnacle Financial ‘s common stock has been traded on the Nasdaq National Market. Pinnacle Financial ‘s common stock was traded on the Nasdaq SmallCap Market from May 28, 2002 to August 13, 2002 after initially being traded on the OTC Bulletin Board. The following table shows the high and low bid price information for Pinnacle Financial’s common stock for each quarter in 2003 and 2002. For the periods when the common stock was traded on the OTC Bulletin Board, these quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	Bid Price Per Share

	High	Low

2003:
First quarter	$14.14	$12.76
Second quarter	17.00	13.05
Third quarter	19.94	16.00
Fourth quarter	25.90	19.35
2002:
First quarter	$10.50	$8.75
Second quarter	11.82	9.75
Third quarter	11.75	10.90
Fourth quarter	13.30	11.01

As of February 15, 2004, Pinnacle Financial had approximately 60 shareholders of record and, additionally, approximately 800 beneficial owners.

Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National has achieved positive retained earnings and a level of profitability appropriate to fund such dividends and support asset growth. See Item 1. “Description of Business – Supervision and Regulation – Payment of Dividends” and Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to Pinnacle Financial.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2003 and 2002 and our results of operations for the years ended December 31, 2003, 2002 and 2001. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Pinnacle Financial’s rapid growth from its inception through the fourth quarter of 2003 has had, and continues to have, a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the year ended December 31, 2003 of $0.65 per diluted share as compared to $0.21 per diluted share for the twelve months ended December 31, 2002. At December 31, 2003, loans totaled $297 million, as compared to $210 million at December 31, 2002, while total deposits increased from $234 million at December 31, 2002 to $391 million at December 31, 2003.

Financial Condition. The $87 million increase in loans for 2003 contributed to the increase in Pinnacle Financial’s net income for the twelve months ended December 31, 2003 when compared to 2002. This increase in volume offset the decrease in average yields on loans between 2003 and 2002. As Pinnacle Financial seeks to increase its loan portfolio it must also continue to monitor the risks inherent in its lending operations. If Pinnacle Financial’s allowance for loan losses is not sufficient to cover loan losses in Pinnacle Financial’s loan portfolio, increases to the allowance for loan losses may be required which would decrease Pinnacle Financial’s earnings.

Additionally, in 2003, for asset/liability management purposes, Pinnacle Financial elected to allocate a greater portion of its funding base to its investment portfolio versus its loan portfolio as securities available-for-sale increased by 89% from end of year 2002 to end of year 2003. These investment securities typically have lower yields than do loans, but the significant increase in balances added additional interest income for Pinnacle Financial.

Pinnacle Financial has successfully grown its total deposits to $391 million at December 31, 2003. This growth in deposits has allowed Pinnacle Financial to fund its asset growth at a lower cost than in 2002. While rates paid on deposits decreased during fiscal 2003, Pinnacle Financial, for competitive reasons, has typically adjusted its deposit rates more slowly than its loan yields during a period of declining interest rates. As such, Pinnacle Financial’s deposit funding costs do not decrease as quickly as do revenues from interest income on earning assets thus reducing Pinnacle Financial’s net interest margin. In addition, Pinnacle Financial believes that in certain cases rates paid on deposits have decreased to such levels that further reductions could put Pinnacle Financial at a competitive disadvantage as customers seek higher returns on their balances.

Results of Operations. Pinnacle Financial’s net interest income increased from $8.2 million in 2002 to $12.9 million in 2003. However, the net interest margin (the ratio of net interest income to average earning assets for the period) decreased from 3.81% in 2002 to 3.53% in 2003. This was due, in large part, to the rate environment which all financial services companies find themselves operating in today. Generally, the yields Pinnacle Financial earned on its assets decreased more than the rates we paid on our interest-bearing liability balances.

The increase in loan volume for 2003 was also the primary cause for the $219,000 increase in Pinnacle Financial’s provision for loan losses for the twelve months ended December 31, 2003 over the prior year’s period. As Pinnacle Financial’s loan portfolio continues to grow, Pinnacle Financial expects that it will continue to record a provision for loan losses consistent with the growth in the loan portfolio.

Noninterest income for Pinnacle Financial also increased by 90% from 2002 to 2003. Much of the increase was due to Pinnacle Financial initiating a mortgage origination unit during 2003 which contributed $667,000 in fees during the year. We also recorded $248,000 in gains on the sales of securities available-for-sale and increased gains on the sale of loans.

Pinnacle Financial’s continued growth in 2003 resulted in an increase of approximately $3.1 million in noninterest expense related to salaries and employee benefits, equipment and occupancy expenses and other operating expenses. As Pinnacle Financial increased its number of full-time equivalent employees from 55.5 at December 31, 2002 to 89.5 at December 31, 2003, Pinnacle Financial experienced an approximately $2.0 million increase in compensation and employee benefit expense. Pinnacle Financial expects to add additional employees in 2004 which will cause Pinnacle Financial’s compensation and employee benefit expense to increase in future periods. Pinnacle Financial’s branch expansion efforts in 2003 also resulted in increased noninterest expense for 2003. The increased operational expenses for the branches opened in 2003 and the expected opening of two additional branches in 2004 will continue to result in increased noninterest expense in future periods. Although Pinnacle Financial’s expenses increased in 2003, Pinnacle Financial’s efficiency ratio, the ratio of noninterest expense to the sum of net interest income and noninterest income, decreased from 80.4% for the year ended December 31, 2002 compared to 68.3% for the year ended December 31, 2003.

Capital and Liquidity. On December 30, 2003, Pinnacle Financial issued $10 million in trust preferred securities which bear interest at a floating rate based on a spread over 3-month LIBOR, which is set each quarter, and mature on December 30, 2033. Pinnacle Financial believes that the proceeds from this offering should provide, under current regulatory guidelines, the regulatory capital Pinnacle Financial needs to support its anticipated growth in 2004 and the foreseeable future.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position and results of operations.

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

Results of Operations

Our results for fiscal years 2003, 2002 and 2001 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The net income for the years ended December 31, 2003 and 2002 was $2,555,000 and $648,000, respectively, compared to a net loss for the year ended December 31, 2001 of $1,137,000. The following is a more detailed discussion of results of our operations.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2003, we recorded net interest income of $12,899,000 which resulted in a net interest margin of 3.53% for the year. For the year ended December 31, 2002, we recorded net interest income of $8,199,000 which resulted in a net interest margin of 3.81% for the year. For the year ended December 31, 2001, we recorded net interest income of $3,490,000 which resulted in a net interest margin of 3.95% for the year. During 2001, the Federal Reserve lowered its Federal funds rate 475 basis points and in 2002 another 50 basis points in an effort to provide stimulus to the national economy. Our management believes the interest rate environment had a negative impact on our net interest income during these periods as a significant number of our customers are adjustable rate borrowers with their lines of credit tied primarily to our prime lending rate which declined in lock-step with the Federal funds rate declines.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the three-year period ended December 31, 2003 (dollars in thousands):

	2003			2002			2001

	Average		Yields/	Average		Yields/	Average		Yields/
	Balances	Interest	Rates (1)	Balances	Interest	Rates	Balances	Interest	Rates

Interest-earning assets:
Loans (2)	$254,550	$13,709	5.39%	$170,943	$10,510	6.15%	$67,150	$4,864	7.24%
Securities available-for-sale:
Taxable	100,547	4,158	4.14	36,475	1,838	5.04	15,348	934	6.09
Tax exempt	6,172	217	4.37	892	35	4.71	—	—	—
Federal funds sold and other	8,584	178	2.07	7,011	178	2.64	5,850	271	4.63

Total interest-earning assets	369,853	18,262	4.96	215,321	12,561	5.84	88,348	6,069	6.87

Nonearning assets	18,231			12,627			6,677

Total assets	$388,084			$227,948			$95,025

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$19,324	$95	0.49%	$9,844	$99	1.01%	$4,835	$94	1.94%
Savings and money market	100,032	870	0.87	59,274	1,002	1.69	33,566	1,115	3.32
Certificates of deposit	136,203	3,384	2.48	83,873	2,712	3.23	24,439	1,133	4.64

Total interest-bearing deposits	255,559	4,349	1.70	152,991	3,813	2.49	62,840	2,342	3.73
Securities sold under agreements to repurchase	14,496	66	0.45	12,728	91	0.71	6,584	155	2.35
Federal funds purchased	2,926	44	1.51	1,163	23	1.98	886	25	2.82
Federal Home Loan Bank advances	38,000	904	2.38	13,088	435	3.32	1,704	57	3.35

Total interest-bearing liabilities	310,981	5,363	1.72	179,970	4,362	2.42	72,014	2,579	3.58

Noninterest-bearing liabilities:
Demand deposits	42,308			20,480			7,912
Other liabilities	1,635			1,095			573
Stockholders’ equity	33,160			26,403			14,526

Total liabilities and stockholders’ equity	$388,084			$227,948			$95,025

Net interest income		$12,899			$8,199			$3,490

Net interest spread (3)			3.23%			3.42%			3.29%
Net interest margin			3.53%			3.81%			3.95%

(1)	We computed yields based on the carrying value of those tax exempt instruments on a fully tax equivalent basis. The impact of tax exempt instruments was insignificant prior to 2002.

(2)	Average balances of nonperforming loans are included in the above amounts.

(3)	Net interest spread above excludes impact of demand deposits, including demand deposits in the average balances which would have produced a net interest spread for the year ended December 31, 2003 of 3.44% compared to a net interest spread for the years ended December 31, 2002 and 2001 of 3.67% and 3.64%, respectively.

Several factors contributed to the decline in net interest margin for 2003 when compared to the same period in 2002, including the following:

•	Our loan yields decreased from 6.15% for 2002 to 5.39% for 2003, a decrease of 76 basis points. Several factors contributed to this decrease.

•	As of December 31, 2003, approximately 53% of our loans were floating rate loans. The interest rates on most of these loans were tied in some way to Pinnacle National’s prime lending rate and reprice immediately with adjustments to such rate. Pinnacle National’s prime lending rate for the period from

January 1, 2003 through June 25, 2003 was 4.25% and then was reduced to 4.00% for the period from June 25, 2003 to December 31, 2003. This compares to a consistent 4.75% for the same period in 2002.

•	Also contributing to the decrease in loan yields was the change in the overall composition of loans between the two periods. Generally, floating rate loans have a lower yield compared to fixed or variable rate loans, which was the case for 2003 when compared 2002. At December 31, 2003, approximately 53% of the loan portfolio was tied to floating rate indexes compared to 46% at December 31, 2002.

•	Our remaining loan portfolio consists of fixed rate loans (which do not reprice during their term) or variable rate loans (which reprice at some point prior to their maturity date, usually annually or after five years and then annually thereafter). Generally, our fixed and variable rate loans are priced in relation to the yield curve for US Treasury securities for similar maturities, which resulted in lower yields for 2003 compared to 2002. The average yield of the five year US Treasury securities for the 2003 was 3.99% compared to an average yield of 4.58% for 2002, a decline of approximately 59 basis points between the two periods.

•	During 2003, we were able to grow our funding base significantly. For asset/liability management purposes in 2003, we elected to allocate a greater proportion of such funds to our securities available-for-sale portfolio versus our loan portfolio than in 2002. Our securities available-for-sale generally have lower yields than do loans. Our securities available-for-sale yields decreased from 5.03% for 2002 to 4.15% for 2003, a decrease of 88 basis points. We have consistently maintained most of our securities available-for-sale in mortgage-backed securities. These mortgage-backed securities are comprised of “pools” of individual mortgage loans granted to homeowners. During periods of falling rates, these mortgage-backed securities experience principal paydowns at a more rapid rate than in a flat or rising interest rate environment as homeowners take advantage of the lower interest rates by either purchasing a new home or refinancing their existing mortgage. In either event, the existing mortgages are paid-off and, in turn, the mortgage-backed security which includes these mortgages is paid down. Accordingly, any premium amortization associated with these securities also escalates causing the yields on these securities to decrease. This was particularly true in the second and third quarters of 2003 as a significant number of homeowners refinanced their existing mortgage loans. Additionally, we have also invested in various bonds issued by US government agencies which are callable at a certain predetermined time in the future at the option of the issuing agency. During periods of falling rates, the issuing agencies will routinely call these bonds, pay the holder of the bond in full and subsequently reissue the bond at a lower rate. In these cases, we receive full payment on a higher-yielding investment and, usually, replace the called bond with a lower yielding investment.

•	Although deposit rates decreased between the two periods, our deposit rates typically adjust more slowly than our loan yields during a period of declining interest rates due to competitive market pressures. Thus, deposit-funding costs typically do not decrease as quickly as do revenues from interest income on earning assets. Additionally, during 2003, overall deposit rates were less than those rates for the comparable period in 2002. In some cases, rates for 2003 have decreased to such levels that further decreases in deposit rates approach what we term “embedded floors” or rates that it is not reasonable or practical to go below, such that further decreases in deposit rates could place us in a competitive disadvantage as customers seek higher returns on their balances.

Rate and Volume Analysis. As noted above, net interest income increased by $4,700,000 between the years ended December 31, 2003 and 2002 and by $4,709,000 between the years ended December 31, 2002 and 2001. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) due to			Increase (Decrease) due to

	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Loans	$(396)	$3,595	$3,199	$(841)	$6,487	$5,646
Securities, available-for-sale:
Taxable	(85)	2,405	2,320	(185)	1,089	904
Nontaxable	—	182	182	—	35	35
Federal funds sold and other	(52)	52	—	(139)	46	(93)

Total interest-earning assets	(533)	6,234	5,701	(1,165)	7,657	6,492

Interest-bearing liabilities:
Interest checking	$(35)	$31	$(4)	$(60)	$65	$5
Savings and money market	(339)	207	(132)	(711)	598	(113)
Certificates of deposit	(276)	948	672	(435)	2,014	1,579

Total interest-bearing deposits	(650)	1,186	536	(1,206)	2,677	1,471
Securities sold under agreements to repurchase	(28)	3	(25)	(151)	87	(64)
Federal funds purchased	(2)	23	21	(9)	7	(2)
Federal Home Loan Bank advances	(46)	515	469	—	378	378

Total interest-bearing liabilities	(726)	1,727	1,001	(1,366)	3,149	1,783

Net interest income	$193	$4,507	$4,700	$201	$4,508	$4,709

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $1,157,000; $938,000 and $1,670,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The increase in the provision for loan losses for the year ended December 31, 2003 when compared to the year ended December 31, 2002 was primarily due to the increase in loans throughout 2003 when compared to 2002. The decrease in the provision for loan losses in 2002 when compared to 2001 was due to the relative decrease in the rate of loan growth in 2002 when compared to 2001. Based upon our management’s assessment of the loan portfolio, we adjust our ALL to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the ALL, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our ALL and, thus, the resulting provision for loan losses.

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

The following is the makeup of our noninterest income for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001

Noninterest income:
Service charges on deposit accounts	$513	$281	$90
Investment sales commissions	998	810	839
Fees from origination of mortgage loans	667	—	—
Gain on loan participations sold	334	120	191
Gain on sale of investment securities, net	248	—	—
Other noninterest income	527	521	221

Total noninterest income	$3,287	$1,732	$1,341

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2003, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $319 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $171 million at December 31, 2002 and $136 million at December 31, 2001.

Service charge income for 2003 increased over that of 2002 due to an increase in both the balance and number of deposit accounts subject to service charges. Additionally, mortgage related fees, attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003, also provided for a significant portion of the increase in noninterest income between 2003 and 2002. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

Another noninterest income item for the years ended December 31, 2003, 2002 and 2001 was related to our sale of certain loan participations to our correspondent banks which were primarily related to new lending transactions in excess of internal loan limits. At December 31, 2003 and pursuant to participation agreements with these correspondents, we had participated approximately $52 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recorded $334,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the year ended December 31, 2003 compared to $120,000 and $191,000 during the years ended December 31, 2002 and 2001, respectively. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the year ended December 31, 2003, were net gains of approximately $248,000 realized from the sale of approximately $23.1 million of available-for-sale securities.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National was guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies and amounted to approximately $90,000 and $42,000 during the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the aggregate cash surrender value of these policies, which is reflected in other assets on our consolidated balance sheet, was $1,931,000. Pinnacle National has not borrowed any funds against these policies as of December 31, 2003.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001

Noninterest expense:
Salaries and employee benefits	$7,261	$5,237	$4,138
Equipment and occupancy	1,827	1,442	1,132
Marketing and business development	387	244	208
Administrative	656	437	412
Postage and supplies	348	256	163
Other noninterest expense	570	373	310

Total noninterest expense	$11,049	$7,989	$6,363

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, incentives, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate increases in our expenses during 2004 for such items as additional personnel, the opening of additional branches, and other expenses which tend to increase in relation to our growth.

At the end of 2003, we employed 89.5 full time equivalent employees compared to 55.5 at the end of 2002. We intend to continue to add employees to our work force during 2004, which will cause our salary costs to increase in future periods. Also, during 2003 we opened two new branch offices in the Rivergate area of Nashville and in the Cool Springs area of Williamson County. The additional costs to operate these branches also served to increase our occupancy and equipment expenses in 2003 over that of 2002 and will also cause these expenses to increase in 2004 over those of 2003 due to the branches only being open for partial years in 2003. Our intent is to open additional branch offices in 2004 which will also cause expenses to increase in future periods.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 68.3% in 2003 compared to 80.4% in 2002 and 131.7% in 2001. Basically, the efficiency ratio is a way to analyze the amount of expense that is incurred to generate a dollar of revenue. Although our absolute expense level increased between the three periods, the efficiency ratio improved.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and in what we believe differentiates us from many other financial institutions, substantially all of our employees are eligible for variable pay incentives. Included in the year ended December 31, 2003 and 2002 personnel expense amounts above are $1,167,000 and $720,000 in costs related to these variable pay awards. The 2003 and 2002 awards approximated a budgeted target award for the employee base. The award for 2001, which was less than target, amounted to $50,000. The increase in awards in 2003 from the previous years was primarily due to increases in number of personnel and the achievement of pre-established performance goals. The incentive plan for 2004 is structured similarly to that of the 2003 plan. Because of the relative experience of our associates, our compensation costs are and will continue to be higher on a per associate basis than most financial institutions. However, we believe that we are able to translate that into shareholder value as evidenced by the fact that the average bank our size requires approximately twice as many people according to America’s Community Banker 2003 Compensation Survey.

Income Taxes. The effective income tax expense rate for the year ended December 31, 2003 was approximately 35.8% compared to an effective income tax expense rate for the year ended December 31, 2002 of approximately 35.5%. For all quarters prior to the fourth quarter of 2001, we did not recognize an income tax benefit because we recorded a full valuation allowance against our net deferred tax assets. In the fourth quarter of 2001, we determined that it was more likely than not that we would realize the tax benefits of our accumulated net operating losses and other charges. As a result, during the quarter, we eliminated all of the valuation allowance and recorded a deferred income tax benefit of $2,065,000 in our results of operations for the year ended December 31, 2001. This resulted in an effective tax benefit rate of 64% for the year ended December 31, 2001.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	December	September	June	March	December	September
	2003	2003	2003	2003	2002	2002

Balance sheet data, at quarter end:
Total assets	$498,421	440,693	403,229	348,366	305,279	278,750
Total loans	297,004	279,702	255,448	228,842	209,743	191,299
Allowance for loan losses	(3,719)	(3,492)	(3,189)	(2,860)	(2,677)	(2,427)
Securities available-for-sale	139,944	115,421	99,968	94,600	73,980	57,062
Total deposits	390,569	347,191	309,089	266,732	234,016	212,914
Securities sold under agreements to repurchase	15,050	19,291	17,803	15,846	15,050	16,720
Advances from FHLB	44,500	39,500	41,500	32,500	21,500	15,500
Total stockholders’ equity	34,336	33,245	33,627	32,403	32,404	32,089
Balance sheet data, quarterly averages:
Total assets	$454,700	406,142	365,385	326,108	285,929	243,284
Total loans	283,387	269,703	245,383	217,690	201,290	181,005
Securities available-for-sale	137,243	107,162	95,351	87,124	63,150	42,007
Total deposits	356,030	314,302	277,592	243,545	215,617	181,844
Securities sold under agreements to repurchase	16,013	16,136	11,728	14,106	16,685	13,091
Advances from FHLB	43,630	40,239	38,137	29,994	18,054	14,196
Total stockholders’ equity	33,935	32,542	32,944	32,675	32,167	31,808
Statement of operations data, for the three months ended:
Interest income	$5,244	4,702	4,369	3,946	3,691	3,425
Interest expense	1,351	1,317	1,385	1,310	1,268	1,146

Net interest income	3,893	3,385	2,984	2,636	2,423	2,279
Provision for loan losses	204	318	347	288	250	247

Net interest income after provision for loan losses	3,689	3,067	2,637	2,348	2,173	2,032
Noninterest income	924	1,025	877	462	469	497
Noninterest expense	3,268	2,864	2,675	2,242	2,230	2,182

Net income before taxes	1,345	1,228	839	568	412	347
Income tax expense	487	441	302	195	127	136

Net income	$858	787	537	373	285	211

Per share data:
Earnings – basic	$0.23	0.21	0.15	0.10	0.08	0.06
Earnings – diluted	$0.21	0.20	0.14	0.10	0.08	0.06
Book value at quarter end	$9.19	9.00	9.11	8.78	8.78	8.69
Weighted avg. shares – basic	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053
Weighted avg. shares – diluted	4,057,444	3,972,327	3,880,642	3,841,631	3,795,967	3,745,272
Common shares outstanding	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053

Financial Condition

Our consolidated balance sheet at December 31, 2003 reflects significant growth since December 31, 2002. Total assets grew from $305 million at December 31, 2002 to $498 million at December 31, 2003, a 63% increase. Total deposits grew $157 million during 2003, an increase of 67%. We invested substantially all of the additional deposits and other fundings in loans, which grew by $87 million during 2003, and securities available-for-sale which increased by $66 million in the same period.

Loans. The composition of loans at December 31 for each of the four years we have been in existence and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate – Mortgage	$68,507	23.1%	$58,965	28.1%	$36,179	26.9%	$32	0.3%
Commercial real estate – Construction	8,211	2.8	5,397	2.6	5,977	4.4	—	—
Commercial – Other	129,882	43.7	98,722	47.1	59,839	44.5	11,618	93.6

Total commercial	206,600	69.6	163,084	77.8	101,995	75.8	11,650	93.9

Consumer real estate – Mortgage	76,042	25.6	37,533	17.9	26,535	19.7	92	0.7
Consumer real estate – Construction	3,077	1.0	1,971	0.9	381	0.3	—	—
Consumer – Other	11,285	3.8	7,155	3.4	5,529	4.2	665	5.4

Total consumer	90,404	30.4	46,659	22.2	32,445	24.2	757	6.1

Total loans	$297,004	100.0%	$209,743	100.0%	$134,440	100.0%	$12,407	100.0%

The following table classifies our fixed and variable rate loans at December 31, 2003 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2003
				Percentages to total loans
	Fixed	Variable		at Dec. 31,	at Dec. 31,
	Rates	Rates	Total	2003	2002

Based on contractual maturities:
Due within one year	$4,214	$89,795	$94,009	31.7%	29.4%
Due in one year through five years	73,566	57,260	130,826	44.0	45.6
Due after five years	10,369	61,800	72,169	24.3	25.0

	$88,149	$208,855	$297,004	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$156,531	$156,531	52.7%	45.7%
Reprice within one year	4,214	21,426	25,640	8.6	11.8
Reprice in one year through five years	73,566	30,874	104,440	35.2	38.9
Reprice after five years	10,369	24	10,393	3.5	3.6

	$88,149	$208,855	$297,004	100.0%	100.0%

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

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2003, we had $379,000 in loans on nonaccrual compared to $1,845,000 at December 31, 2002.

There were approximately $182,000 in other loans at December 31, 2003 which were 90 days past due and still accruing interest. At December 31, 2003, 2002, 2001 and 2000 no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at December 31, 2003, 2002, 2001 and 2000. The following table is a summary of our nonperforming assets at December 31 for each of the four years we have been existence (dollars in thousands):

	2003	2002	2001	2000

Nonaccrual loans (1)	$379	$1,845	$250	$—
Restructured loans	—	—	—	—
Other real estate owned	—	—	—	—

Total nonperforming assets	379	1,845	250	—
Accruing loans past due 90 days or more	182	22	—	—

Total nonperforming assets and accruing loans past due 90 days or more	$561	$1,867	$250	$—

Total loans outstanding	$297,004	$209,743	$134,440	$12,407

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.19%	0.89%	0.19%	—

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	15.08%	69.74%	13.65%	—

(1)	Interest income that would have been recorded in 2003 related to nonaccrual loans was $75,000 compared to $43,000 for the year ended December 31, 2002 and $5,000 for the year ended December 31, 2001, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $1,687,000 or 0.57% of total loans at December 31, 2003 compared to $77,000 or 0.04% at December 31, 2002. Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of December 31, 2003 and 2002, our allowance for loan losses was $3,719,000 and $2,677,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 70% of our loan portfolio at December 31, 2003 consisted of commercial loans compared to 78% at December 31, 2002. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at December 31, 2003 and 2002. Credit exposure to the trucking industry approximated $35.0 million at December 31, 2003 and $27.1 million at December 31, 2002. Credit exposure to operators of nonresidential buildings approximated $16.6 million at December 31, 2003 and $9.6 million at December 31, 2002. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At December 31, 2003 and 2002, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of December 31 for each of the four years we have been in existence and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$2,329	0.78%	$1,744	0.83%	$1,077	0.80%	$91	0.73%
Consumer	670	0.23	398	0.19	298	0.22	12	0.10
Unallocated	720	0.24	535	0.26	457	0.34	59	0.48

	$3,719	1.25%	$2,677	1.28%	$1,832	1.36%	$162	1.31%

The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2003, 2002, 2001 and 2000 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2003	2002	2001	2000

Balance at beginning of period	$2,677	$1,832	$162	$—
Provision for loan losses	1,157	938	1,670	162
Charged-off loans	(167)	(93)	—	—
Recoveries of previously charged-off loans	52	—	—	—

Balance at end of period	$3,719	$2,677	$1,832	$162

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.25%	1.28%	1.36%	1.31%

Ratio of net charge-offs to average loans outstanding for the period	0.05%	0.05%	—	—

During 2003, we charged-off $88,000 related to a particular commercial loan, which prior to the charge-off date, had been on nonaccrual status. Additionally, we charged-off $79,000 during 2003 related to several other consumer loans. During 2002, we charged-off $93,000 related to a single commercial loan. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

During the fourth quarter of 2003, the collateral supporting a loan, which had previously been charged-off, was sold at a public auction. The results of this auction provided Pinnacle National approximately $119,000, of which $70,000 was applied to the balance of the remaining book value of the loan, while $49,000 was credited to the ALL as a recovery of previously-charged off amounts.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $139.9 million and $74.0 million at December 31, 2003 and 2002, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale – 2003:
U.S. government and agency securities	$27,023	$353	$(104)	$27,272
Mortgage-backed securities	103,088	507	(617)	102,978
State and municipal securities	9,590	143	(39)	9,694

	$139,701	$1,003	$(760)	$139,944

Securities available-for-sale – 2002:
U.S. government and agency securities	$14,588	$455	$(18)	$15,025
Mortgage-backed securities	54,566	816	(8)	55,374
State and municipal securities	3,580	13	(12)	3,581

	$72,734	$1,284	$(38)	$73,980

During 2003, we sold $23.1 million of available-for-sale securities at a net gain of $248,000. At December 31, 2003, approximately $82 million of our available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2003 and 2002 (dollars in thousands):

	U.S. government		State and
	and agency		municipal		Mortgage-backed
	securities		securities		securities		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale – December 31, 2003:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	4,036	4.0%	2,005	4.8%	—	—	6,041	4.3%
Due in five years to ten years	23,236	4.4%	7,221	5.0%	—	—	30,457	4.6%
Due after ten years	—	—	468	5.2%	—	—	468	5.2%
Mortgage-backed securities	—	—	—	—	102,978	4.4%	102,978	4.4%

	$27,272	4.3%	$9,694	4.9%	$102,978	4.4%	$139,944	4.5%

Securities available-for-sale – December 31, 2002:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,217	4.5%	165	4.3%	—	—	3,382	4.4%
Due in five years to ten years	11,808	4.7%	2,923	5.4%	—	—	14,731	4.9%
Due after ten years	—	—	493	5.8%	—	—	493	5.8%
Mortgage-backed securities	—	—	—	—	55,374	4.8%	55,374	4.8%

	$15,025	4.6%	$3,581	5.4%	$55,374	4.8%	$73,980	4.8%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $390.6 million of deposits at December 31, 2003 compared to $234.0 million at December 31, 2002. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $15.1 million at both December 31, 2003 and 2002. Additionally, at December 31, 2003, we had borrowed $44.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $21.5 million at December 31, 2002.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2003 and 2002 (dollars in thousands):

	December 31, 2003		December 31, 2002

	Amount	Percentage	Amount	Percentage

Core funding:
Noninterest-bearing demand deposits	$60,796	13.2%	$31,600	11.7%
Interest-bearing demand deposits	31,407	6.8	13,235	4.9
Savings and money market deposits	140,384	30.5	75,996	28.1
Time deposits less than $100,000	43,996	9.6	25,746	9.5

Total core funding	276,583	60.1	146,577	54.2

Non-core funding:
Time deposits greater than $100,000
Public funds	26,812	5.8	14,423	5.3
Brokered deposits	39,364	8.5	42,700	15.8
Other time deposits greater than $100,000	47,810	10.4	30,316	11.2
Securities sold under agreements to repurchase	15,050	3.3	15,050	5.6
Federal Home Loan Bank advances	44,500	9.7	21,500	7.9
Subordinated debt	10,310	2.2	—	—

Total non-core funding	183,846	39.9	123,989	45.8

	$460,429	100.0%	$270,566	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of December 31, 2003 and 2002 amounted to $114.0 million and $87.4 million, respectively. The following table shows our time deposits over $100,000 by category at December 31, 2003 and 2002, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	December 31, 2003	December 31, 2002

Three months or less	$32,054	$20,470
Over three but less than six months	28,109	22,288
Over six but less than twelve months	28,502	25,386
Over twelve months	25,321	19,295

	$113,986	$87,439

Subordinated debt. On December 29, 2003, we established PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. Pinnacle Financial is the sole sponsor of the trust and owns $310,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 and using the proceeds from the issuance of the common and preferred securities to purchase $10,310,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trust are the Subordinated Debentures. Pinnacle Financial’s $310,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $10,310,000 obligation of Pinnacle Financial is included in subordinated debt.

The Trust Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter and matures on December 30, 2033. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trust under the Trust Preferred Securities.

The Subordinated Debentures are unsecured, bear an interest rate based on a spread over 3-month LIBOR (equal to the spread paid by the Trust on the Trust Preferred Securities) which is set each quarter and matures on December 30, 2033. Interest is payable quarterly. Pinnacle Financial may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and Pinnacle Financial’s ability to pay dividends on our common shares will be restricted.

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities qualify as Tier I capital under current regulatory interpretations. However, banking regulators are currently reviewing such treatment, the outcome of which is not known. Should the banking regulators determine that treatment of trust preferred securities shall not be treated as Tier 1 capital, such determination would have an impact on Pinnacle Financial, however Pinnacle Financial’s capital structure, at the present time and based on our current growth projections, is such that utilization of the Trust Preferred Securities as Tier II capital is more critical to Pinnacle Financial. To our knowledge, there has been no discussion by banking regulators to disqualify trust preferred securities as Tier II capital.

Capital Resources. At December 31, 2003 and 2002, our stockholders’ equity amounted to $34.3 million and $32.4 million, respectively. The change in stockholders’ equity was attributable to our net income for the year ended December 31, 2003 of $2,555,000 and the net decrease in comprehensive income of $622,000 attributable to the decrease in fair value of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2003 and 2002, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At December 31, 2003 and 2002, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at December 31, 2003 and 2002:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

(*) Average assets for the above calculations were based on average assets for the immediately preceding quarter.

In connection with approving Pinnacle Financial’s issuance of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required Pinnacle Financial to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the period ended December 31, 2004. In connection with such approval, Pinnacle Financial’s President and Chief Executive Officer, Chairman and Chief Administrative Officer committed to the FRB-Atlanta that if required to enable Pinnacle Financial to make interest payments in 2004 on its Subordinated Debentures under certain circumstances, they would exercise up to 92,500 warrants to acquire Pinnacle Financial common stock held by them to provide funds for such payment.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency, or the “OCC”. Currently, Pinnacle National cannot pay Pinnacle Financial any dividends without prior approval of the OCC.

We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At December 31, 2003, Pinnacle National’s accumulated deficit was approximately $111,000. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (net income divided by average total assets), return on average equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for each year in the three-year period ended December 31, 2003.

	2003	2002	2001

Return on average assets	0.66%	0.29%	(1.19)%
Return on average equity	7.70%	2.47%	(7.93)%
Dividend payout ratio	—%	—%	—%
Average equity to average assets ratio	8.54%	11.58%	15.29%

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

At December 31, 2003, our cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities was 85% (compared to 82% at December 31, 2002), which was within our targeted ratio of 75% to 125% in this time horizon. Since the ratio is less than 100%, the ratio indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, could have a negative impact on our net interest income. However, deposit pricing will generally lag both in degree and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position to manage our net interest margins through an upward rate environment.

Each of the above analyses may not, on their own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2003 and 2002, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of

Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2003, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $44.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate

January 28, 2004	$5,000	1.14%
March 29, 2004	3,000	4.38
April 14, 2004	7,000	1.13
June 18, 2004	3,000	1.25
July 28, 2004	2,000	1.88
July 30, 2004	4,000	2.94
September 15, 2004	5,000	1.28
January 28, 2005	2,000	2.18
October 14, 2005	3,000	3.10
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
January 26, 2007	2,000	3.24

	$44,500

Weighted average interest rate		2.12%

At December 31, 2003, brokered certificates of deposit approximated $39.4 million which represented 8.5% of total fundings compared to $42.7 million and 15.8% at December 31, 2002. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At December 31, 2003, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson, Williamson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities in Davidson, Williamson and surrounding counties.

The following table presents additional information about our contractual obligations as of December 31, 2003, which by their terms have contractual maturity and termination dates subsequent to December 31, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Contractual obligations:
Certificates of deposit	$116,286	$41,402	$294	$—	$157,982
Securities sold under agreements to repurchase	15,050	—	—	—	15,050
Federal Home Loan Bank advances	29,000	13,500	2,000	—	44,500
Subordinated debt	—	—	—	10,310	10,310
Minimum operating lease commitments	408	848	896	1,456	3,608

Totals	$160,744	$55,750	$3,190	$11,766	$231,450

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At December 31, 2003, we had outstanding standby letters of credit of $30.3 million and unfunded loan commitments outstanding of $95.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2003, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of December 31, 2003, which by their terms have contractual maturity dates subsequent to December 31, 2003 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals

Unfunded commitments:
Letters of credit	$29,425	$892	$—	$—	$30,317
Lines of credit	63,094	8,678	5,242	18,601	95,615

Totals	$92,519	$9,570	$5,242	$18,601	$125,932

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

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Pinnacle Financial will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that end after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

Pinnacle Financial has applied FIN 46R in accounting for PNFP Statutory Trust I (“Trust”), established on December 29, 2003. Accordingly, in the accompanying balance sheet, we have included, in other assets, our investment in the Trust of $310,000 and also included, in subordinated debt, the balance owed the Trust of $10,310,000. Except as related to the Trust, the application of this Interpretation is not expected to have a material effect on Pinnacle Financial’s consolidated financial statements.

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated financial position or results of operations of Pinnacle Financial.

ITEM 7. FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiary

Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Pinnacle Financial Partners, Inc.:

     We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Nashville, Tennessee
January 20, 2004

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Cash and noninterest-bearing due from banks	$13,768,278	$8,061,300
Interest-bearing due from banks	1,180,371	4,195,647
Federal funds sold	32,235,401	685,182

Cash and cash equivalents	47,184,050	12,942,129
Securities available-for-sale, at fair value	139,944,238	73,980,054
Mortgage loans held-for-sale	1,582,600	—
Loans	297,004,110	209,743,436
Less allowance for loan losses	(3,718,598)	(2,677,043)

Loans, net	293,285,512	207,066,393
Premises and equipment, net	6,911,359	3,611,504
Other assets	9,512,899	7,678,894

Total assets	$498,420,658	$305,278,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$60,796,396	$31,599,897
Interest-bearing demand	31,407,213	13,234,956
Savings and money market accounts	140,383,878	75,995,881
Time	157,981,525	113,185,655

Total deposits	390,569,012	234,016,389
Securities sold under agreements to repurchase	15,050,110	15,050,208
Federal Home Loan Bank advances	44,500,000	21,500,000
Subordinated debt	10,310,000	—
Other liabilities	3,655,155	2,308,730

Total liabilities	464,084,277	272,875,327
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at December 31, 2003 and 2002	3,692,053	3,692,053
Additional paid-in capital	30,682,947	30,682,947
Accumulated deficit	(189,155)	(2,743,794)
Accumulated other comprehensive income, net	150,536	772,441

Total stockholders’ equity	34,336,381	32,403,647

Total liabilities and stockholders’ equity	$498,420,658	$305,278,974

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2003	2002	2001

Interest income:
Loans, including fees	$13,709,159	$10,509,655	$4,863,803
Securities, available-for-sale:
Taxable	4,158,064	1,837,574	934,188
Tax-exempt	217,284	35,085	—
Federal funds sold and other	177,404	178,618	271,103

Total interest income	18,261,911	12,560,932	6,069,094

Interest expense:
Deposits	4,349,365	3,813,019	2,342,282
Securities sold under agreements to repurchase	65,716	91,034	154,702
Federal funds purchased and other borrowings	948,023	457,576	82,404

Total interest expense	5,363,104	4,361,629	2,579,388

Net interest income	12,898,807	8,199,303	3,489,706
Provision for loan losses	1,157,280	938,000	1,669,622

Net interest income after provision for loan losses	11,741,527	7,261,303	1,820,084
Noninterest income:
Service charges on deposit accounts	513,074	281,009	89,933
Investment sales commissions	998,119	809,837	838,558
Fees from origination of mortgage loans	666,853	—	—
Gains on loan participations sold	334,249	120,297	191,020
Gains on sales of investment securities, net	247,978	—	—
Other noninterest income	527,207	520,800	221,894

Total noninterest income	3,287,480	1,731,943	1,341,405

Noninterest expense:
Salaries and employee benefits	7,260,982	5,236,792	4,137,863
Equipment and occupancy	1,827,260	1,442,288	1,132,422
Marketing and other business development	386,905	244,500	207,804
Administrative	655,729	436,984	411,994
Postage and supplies	347,684	255,624	163,428
Other noninterest expense	570,062	372,874	309,812

Total noninterest expense	11,048,622	7,989,062	6,363,323

Net income (loss) before income taxes	3,980,385	1,004,184	(3,201,834)
Income tax expense (benefit)	1,425,746	356,124	(2,065,169)

Net income (loss)	$2,554,639	$648,060	$(1,136,665)

Per share information:
Basic net income (loss) per common share	$0.69	$0.21	$(0.57)

Diluted net income (loss) per common share	$0.65	$0.21	$(0.57)

Weighted average common shares outstanding:
Basic	3,692,053	3,054,471	1,981,598

Diluted	3,938,003	3,118,422	1,981,598

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

For the each of the years in the three-year period ended December 31, 2003

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances, December 31, 2000	1,910,000	1,910,000	16,122,521	(2,255,189)	(6,467)	15,770,865
Proceeds from the sale of stock (less offering expenses of$20,998)	402,053	402,053	3,195,426	—	—	3,597,479
Comprehensive loss:
Net loss	—	—	—	(1,136,665)	—	(1,136,665)
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $31,837	—	—	—	—	59,123	59,123

Total comprehensive loss						(1,077,542)

Balances, December 31, 2001	2,312,053	2,312,053	19,317,947	(3,391,854)	52,656	18,290,802
Proceeds from the sale of stock (less offering expenses of $1,400,000)	1,380,000	1,380,000	11,365,000	—	—	12,745,000
Comprehensive income:
Net income	—	—	—	648,060	—	648,060
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $445,078	—	—	—	—	719,785	719,785

Total comprehensive income						1,367,845

Balances, December 31, 2002	3,692,053	$3,692,053	$30,682,947	$(2,743,794)	$772,441	$32,403,647
Comprehensive income:
Net income	—	—	—	2,554,639	—	2,554,639
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $381,171	—	—	—	—	(621,905)	(621,905)

Total comprehensive income						1,932,734

Balances, December 31, 2003	3,692,053	$3,692,053	$30,682,947	$(189,155)	$150,536	$34,336,381

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2003	2002	2001

Operating activities:
Net income (loss)	$2,554,639	$648,060	$(1,136,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of available-for-sale securities	858,412	256,471	16,781
Depreciation and amortization	953,819	693,663	616,022
Provision for loan losses	1,157,280	938,000	1,669,622
Gains on sales of investment securities, net	(247,978)	—	—
Gain on loan participations sold	(334,249)	(120,297)	(191,020)
Deferred tax expense (benefit)	569,987	356,124	(2,065,169)
Mortgage loans held for sale:
Loans originated	(38,527,408)	—	—
Loans sold	36,944,808	—	—
Increase in other assets	(641,998)	(509,006)	(520,407)
Increase in other liabilities	1,346,425	1,131,837	405,031

Net cash provided by (used in) operating activities	4,333,737	3,394,852	(1,205,805)

Investing activities:
Activities in securities available-for-sale:
Purchases	(132,340,115)	(67,909,017)	(22,083,058)
Sales	23,125,263	—	—
Maturities, prepayments and calls	41,637,158	14,723,189	9,387,345

	(67,577,694)	(53,185,828)	(12,695,713)

Increase in loans, net	(87,376,399)	(75,396,751)	(122,032,534)
Purchases of premises and equipment and software	(3,910,748)	(677,323)	(1,314,861)
Purchases of capital securities of unconsolidated subsidiary	(310,000)	—	—
Purchases of life insurance policies	—	(1,800,000)	—
Purchases of other assets	(929,500)	(869,750)	(427,051)

Net cash used in investing activities	(160,004,341)	(131,929,652)	(136,470,159)

Financing activities:
Net increase in deposits	156,552,623	100,757,338	110,720,406
Net increase (decrease) in repurchase agreements	(98)	392,515	14,251,693
Advances from Federal Home Loan Bank:
Issuances	34,500,000	13,000,000	8,500,000
Payments	(11,500,000)	—	—
Proceeds from issuance of subordinated debt	10,310,000	—	—
Debt issuance costs related to issuance of subordinated debt	(150,000)	—	—
Net proceeds from sale of common stock	—	12,745,000	3,597,479

Net cash provided by financing activities	189,712,525	126,894,853	137,069,578

Net increase (decrease) in cash and cash equivalents	34,241,921	(1,639,947)	(606,386)
Cash and cash equivalents, beginning of period	12,942,129	14,582,076	15,188,462

Cash and cash equivalents, end of period	$47,184,050	$12,942,129	$14,582,076

Supplemental disclosure:
Cash paid for interest	$5,341,687	$4,245,453	$2,049,763

Cash paid for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Additionally, PFP Title Company is a wholly-owned subsidiary of Pinnacle National. Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company sells title insurance policies to Pinnacle National customers and others. PNFP Statutory Trust I is a wholly-owned subsidiary of Pinnacle Financial was created for the exclusive purpose of issuing capital trust preferred securities.

     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial. Significant intercompany transactions and accounts are eliminated in consolidation, other than the accounts of PNFP Statutory Trust I which are included in these consolidated financial statements pursuant to the equity method of accounting.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

     Cash and Cash Equivalents — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.

     Securities — Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss), net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity would be classified as held to maturity and would be carried at historical cost and adjusted for amortization of premiums and accretion of discounts unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of the security is written down to fair value and the amount of the write-down included in the statement of operations. At December 31, 2003 and 2002, Pinnacle Financial had no held to maturity securities in its portfolio.

     Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

     Loans Held for Sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized loss, if any, are recognized through a valuation allowance by charges to income.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Other Assets — Included in other assets as of December 31, 2003 and 2002 is approximately $535,000 and $435,000, respectively, net of amortization, related to amounts paid to certain individuals to secure their employment with Pinnacle Financial. These amounts are subject to certain agreements whereby a certain pro rata amount will be owed Pinnacle Financial should the employee leave the employ of Pinnacle Financial within six years of their employment date. Pinnacle Financial is amortizing the amounts to salaries and employee benefits expense on a straight-line basis over 36 to 72 months.

     Also included in other assets as of December 31, 2003 and 2002, is approximately $250,000 and $303,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2003, 2002 and 2001, Pinnacle Financial amortized approximately $122,000, $102,000, and $93,000, respectively, related to these costs. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

     Additionally, Pinnacle Financial maintains certain investments, at cost, with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship. These entities are the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of Cincinnati. At December 31, 2003 and 2002, the cost of these investments, which is included in other assets was $2,391,000 and $1,811,000, respectively.

     During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million. Pinnacle National increases the value of the polices based on a crediting rate which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies. At December 31, 2003 and 2002, the aggregate

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash surrender value of these policies, which is reflected in other assets, was $1,931,000 and $1,842,000, respectively. Pinnacle National has not borrowed any funds against these policies.

     Also included in other assets at December 31, 2003 and 2002 is $456,000 and $264,000, respectively, which is related to loans which have been sold to correspondent banks. These amounts represent the present value, net of amortization, of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their participation in the loan. Amortization of these amounts was $143,000 and $47,000 for the years ended December 31, 2003 and 2002, respectively.

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

     Stock-Based Compensation – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below.

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for each of the years in the three-year period ended December 31, 2003:

		2003	2002	2001

Net income (loss), as reported		$2,554,639	$648,060	$(1,136,665)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(197,320)	(152,905)	(61,704)

Pro forma net income (loss)		$2,357,319	$495,155	$(1,198,369)

Per share information:
Basic net income (loss)	As reported	$0.69	$0.21	$(0.57)
	Pro forma	$0.64	$0.16	$(0.60)
Diluted net income (loss)	As reported	$0.65	$0.21	$(0.57)
	Pro forma	$0.60	$0.16	$(0.60)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For purposes of these calculations, the fair value of options granted for each of the years in the three-year period ended December 31, 2003 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2003	2002	2001

Risk free interest rate	1.18%	1.74%	4.88%
Expected life of the options	5.0 years	5.0 years	8.0 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	41.6%	69.7%	40.0%
Weighted average fair value	$5.75	$5.69	$4.12

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

     As of December 31, 2003 and 2002, there were common stock options outstanding to purchase up to 453,700 and 362,350 common shares, respectively. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the years ended December 31, 2003 and 2002. Additionally, as of December 31, 2003 and 2002, Pinnacle Financial had granted warrants to purchase 203,000 common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the years ended December 31, 2003 and 2002.

     As of December 31, 2001, there were common stock options outstanding to purchase up to 239,200 common shares and warrants to purchase 203,000 common shares. However, due to Pinnacle Financial’s net loss and the exercise prices in relation to the average market price of Pinnacle Financial’s common stock, the stock options and warrants were anti-dilutive and have not been considered in the calculation of Pinnacle Financial’s diluted loss per share for the year ended December 31, 2001.

     The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2003:

	2003	2002	2001

Basic earnings per share calculation:
Numerator - Net income (loss)	$2,554,639	$648,060	$(1,136,665)
Denominator - Average common shares outstanding	3,692,053	3,054,471	1,981,598
Basic earnings (loss) per share	$0.69	$0.21	$(0.57)
Diluted earnings per share calculation:
Numerator - Net income (loss)	$2,554,639	$648,060	$(1,136,665)
Denominator - Average common shares outstanding	3,692,053	3,054,471	1,981,598
Dilutive shares contingently issuable	245,950	63,951	—

Average dilutive common shares outstanding	3,938,003	3,118,422	1,981,598
Diluted earnings (loss) per share	$0.65	$0.21	$(0.57)

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no individually significant business segments.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Comprehensive Income (Loss) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities. The following is a summary of other comprehensive income for each of the years in the three-year period ended December 31, 2003.

	2003	2002	2001

Net income, as reported	$2,554,639	$648,060	$(1,136,665)
Other comprehensive income – Net unrealized holding gains (losses) from available-for-sale securities	(621,905)	719,785	59,123

Total comprehensive income (loss)	$1,932,734	$1,367,845	$(1,077,542)

     Recent Accounting Pronouncements — In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Pinnacle Financial will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that end after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

     For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

     Pinnacle Financial has applied FIN 46R in accounting for PNFP Statutory Trust I (“Trust”), established on December 29, 2003. Accordingly, in the accompanying balance sheet, we have included, in other assets, our investment in the Trust of $310,000 and also included, in subordinated debt, the balance owed the Trust of $10,310,000. Except as related to the Trust, the he application of this Interpretation is not expected to have a material effect on Pinnacle Financial’s consolidated financial statements.

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

     In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 although earlier adoption is encouraged. The adoption of this new statement of

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

position is not expected to have a material impact on the consolidated financial position or results of operations of Pinnacle Financial.

     Reclassifications – Certain previous amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no impact on net income or loss during any period.

Note 2. Restricted Cash Balances

     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2003 and 2002, the average daily balance maintained at the Federal Reserve was approximately $1,703,000 and $781,000, respectively.

Note 3. Securities Available-For-Sale

     The amortized cost and fair value of securities available-for-sale at December 31, 2003 and 2002 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale - 2003:
U.S. government and agency securities	$27,023,126	$353,204	$(104,354)	$27,271,976
Mortgage-backed securities	103,087,958	506,881	(616,953)	102,977,886
State and municipal securities	9,590,357	142,970	(38,951)	9,694,376

	$139,701,441	$1,003,055	$(760,258)	$139,944,238

Securities available-for-sale - 2002:
U.S. government and agency securities	$14,588,520	$455,021	$(18,355)	$15,025,186
Mortgage-backed securities	54,566,041	815,806	(8,149)	55,373,698
State and municipal securities	3,579,620	13,066	(11,516)	3,581,170

	$72,734,181	$1,283,893	$(38,020)	$73,980,054

     Pinnacle Financial realized approximately $248,000 in net gains from the sale of $23,126,000 of available-for-sale securities during the year ended December 31, 2003. Gross realized gains amounted to $263,000 on the sale of $20.5 million of available-for-sale securities while gross realized losses amounted to $15,000 on the sale of $2.6 million of available-for-sale securities during the year ended December 31, 2003. Pinnacle Financial realized no gains or losses from the sale of securities as no such transactions occurred during the years ended December 31, 2002 or 2001. At December 31, 2003, approximately $81,972,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

     The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due in one year to five years	5,813,900	6,041,010
Due in five years to ten years	30,325,526	30,457,236
Due after ten years	474,057	468,106
Mortgage-backed securities	103,087,958	102,977,886

	$139,701,441	$139,944,238

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2003, included in securities available-for-sale were the following investments with unrealized losses classified according to the term of the unrealized loss of less than twelve months or twelve months or longer as follows:

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency securities	$9,936,645	$104,354	$—	$—	$9,936,645	$104,354
Mortgage-backed securities	52,671,658	616,953	—	—	52,671,658	616,953
State and municipal securities	2,616,888	38,951	—	—	2,616,888	38,951

Total temporarily-impaired securities	$65,225,289	$760,258	$—	$—	$65,225,289	$760,258

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

     The unrealized loss approximates 1.2% of the fair value of the temporarily impaired securities at December 31, 2003 and includes thirty-eight issuances as follows:

•	The unrealized loss on investments in U.S. government and agency securities consists of six securities which were caused by market interest rate increases since the time at which these investments were acquired. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

•	Pinnacle Financial had twenty mortgage-backed securities with unrealized losses which were also caused by increases in market interest rates. The contractual cash flows of these securities are guaranteed by the issuing agency and, with respect to Government National Mortgage Association issuances, by the U.S. government. It is not expected that the securities would be settled at a price less than the amortized cost of the investment.

•	The unrealized loss on investments in state and municipal securities consists of twelve securities and was also caused by increases in market interest rates since the time the investments were acquired. These securities were related to a variety of jurisdictions within the State of Tennessee and, in most cases, were credit enhanced via an agreement from an national insurance underwriting agency. It is not expected that the securities will be settled at a price less than the unamortized cost of the investment.

     Because the declines in fair value were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

Note 4. Loans and Allowance for Loan Losses

     The composition of loans at December 31, 2003 and 2002 is summarized as follows:

	2003	2002

Commercial real estate – Mortgage	$68,507,350	$58,964,823
Commercial real estate – Construction	8,210,646	5,396,697
Commercial – Other	129,881,732	98,722,136

Total Commercial	206,599,728	163,083,656

Consumer real estate – Mortgage	76,041,526	37,533,445
Consumer real estate – Construction	3,077,656	1,971,152
Consumer – Other	11,285,200	7,155,183

Total Consumer	90,404,382	46,659,780

Total Loans	297,004,110	209,743,436
Allowance for loan losses	(3,718,598)	(2,677,043)

Loans, net	$293,285,512	$207,066,393

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $35.0 million and $27.1 million, while credit exposure to operators of nonresidential buildings approximated $16.6 million and $9.6 million at December 31, 2003 and 2002, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At December 31, 2003 and 2002, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $379,000; $1,845,000 and $250,000 at December 31, 2003, 2002 and 2001, respectively. In each case, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $75,000, $43,000 and $5,000 for each of the years in the three-year period ended December 31, 2003. Pinnacle Financial had no impaired loans with an assigned valuation allowance at December 31, 2003 or at December 31, 2002. As to the nonaccruing loan at December 31, 2001, Pinnacle Financial assigned a valuation allowance as follows:

	Recorded	Valuation
	Investment	Allowance

Valuation allowance required	$250,000	$150,000
No valuation allowance required	—	—

Balance at end of period	$250,000	$150,000

     During the years ended December 31, 2003 and 2002, the average balance of all impaired loans amounted to $1,160,000 and $144,000, respectively. The average balance of impaired loans during the year ended December 31, 2001 was insignificant as the sole loan was not deemed impaired until the end of 2001. As all loans that were deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any impaired loans during the three-year period ended December 31, 2003.

     Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2003 are as follows:

	2003	2002	2001

Balance at beginning of period	$2,677,043	$1,832,000	$162,378
Charged-off loans	(167,023)	(92,957)	—
Recovery of previously charged-off loans	51,298	—	—
Provision for loan losses	1,157,280	938,000	1,669,622

Balance at end of period	$3,718,598	2,677,043	$1,832,000

     At December 31, 2003, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $6,484,000 to certain directors, executive officers, and their related entities, of which $3,522,000 had been drawn upon. At December 31, 2002, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $6,970,000 to certain directors, executive officers, and their related entities of which $4,743,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     During 2003, 2002 and 2001, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the years ended December 31, 2003, 2002 and 2001 of approximately $334,000, $120,000 and $191,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment and Lease Commitments

     Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	Range of
	Useful Lives	2003	2002

Land	—	$1,239,552	$—
Buildings and leasehold improvements	15 to 30 years	3,809,939	2,203,775
Furniture and equipment	3 to 15 years	3,301,777	2,305,280

		8,351,268	4,509,055
Accumulated depreciation		(1,439,909)	(897,551)

		$6,911,359	$3,611,504

     Depreciation expense was approximately $542,000, $461,000 and $381,000 for each of the years in the three-year period ended December 31, 2003.

     Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2003, 2002 and 2001 totaled $449,000, $399,000 and $374,000, respectively. At December 31, 2003, the approximate future minimum lease payments due under the aforementioned operating leases for their initial term is as follows:

2004	$408,000
2005	419,000
2006	429,000
2007	441,000
2008	455,000
Thereafter	1,456,000

$3,608,000

Note 6. Deposits

     At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$116,286,000
2005	30,396,000
2006	11,006,000
2007	—
2008	294,000

$157,982,000

     Additionally, at December 31, 2003 and 2002, approximately $113,986,000 and $87,439,000, respectively, of time deposits had been issued in denominations of $100,000 or greater.

Note 7. Federal Home Loan Bank Advances and Other Borrowings

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2003 and 2002, Pinnacle National had received advances from the FHLB totaling $44,500,000 and $21,500,000, respectively. At December 31, 2003, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled	Interest Rate
	Maturities	Ranges

2004	$29,000,000	1.1% to 4.4%
2005	8,000,000	2.2% to 3.1%
2006	5,500,000	2.5% to 2.8%
2007	2,000,000	3.2%

	$44,500,000

Weighted average interest rate		2.1%

     On December 29, 2003, we established PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. Pinnacle Financial is the sole sponsor of the trust and acquired the Trust’s common securities for $310,000. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 and using the proceeds to purchase $10,310,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trust are the Subordinated Debentures. Pinnacle Financial’s $310,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $10,310,000 obligation of Pinnacle Financial is included in subordinated debt.

     The Trust Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter and matures on December 30, 2033. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trust under the Trust Preferred Securities.

     The Subordinated Debentures are unsecured, bear an interest rate based on a spread over 3-month LIBOR (equal to the spread paid by the Trust on the Trust Preferred Securities) which is set each quarter and matures on December 30, 2033. Interest is payable quarterly. Pinnacle Financial may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and Pinnacle Financial’s ability to pay dividends on our common shares will be restricted.

     Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

     The Trust Preferred Securities qualify as Tier I capital under current regulatory definitions. Debt issuance costs of $150,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet as of December 31, 2003. These debt issuance costs are being amortized over ten years using the straight-line method.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2003, Pinnacle National has accommodations which allow Pinnacle National to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. There were no outstanding balances at December 31, 2003 or 2002 under these arrangements.

Note 8. Income Taxes

     Income tax expense (benefit) attributable to income (losses) from continuing operations for each of the years in the three-year period ended December 31, 2003 consists of the following:

	2003	2002	2001

Current tax expense:
Federal	$710,749	$—	$—
State	145,010	—	—

Total current tax expense	855,759	—	—

Deferred tax expense (benefit):
Federal	473,038	295,874	(1,018,073)
State	96,949	60,250	(192,111)

Total deferred tax expense (benefit)	569,987	356,124	(1,210,184)

Change in valuation allowance	—	—	(854,985)

	$1,425,746	$356,124	$(2,065,169)

     Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2003, 2002 and 2001 to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2003 is as follows:

	2003	2002	2001

Income taxes at statutory rate	$1,353,331	$341,423	$(1,088,624)
State tax expense (benefit), net of federal tax effect	159,693	39,765	(126,793)
Other items	(87,278)	(25,064)	5,233
Change in valuation allowance	—	—	(854,985)

Income tax expense (benefit)	$1,425,746	$356,124	$(2,065,169)

     Based on an evaluation of Pinnacle Financial’s current operating results and future projections during the fourth quarter of 2001 management determined that it was more likely than not that Pinnacle Financial would realize the tax benefits of these operating losses and other charges. As a result, Pinnacle Financial eliminated the valuation allowance and recorded a deferred income tax benefit of $2,065,000 in Pinnacle Financial’s results of operations for the year ended December 31, 2001.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Pinnacle Financial will realize the benefit of these deductible differences at December 31, 2003. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2003 and 2002 are as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002

Deferred tax assets:
Loan loss allowance	$1,402,434	$1,015,703
Other accruals	109,026	169,846
Net operating loss carryforward	—	690,219

	1,511,460	1,875,768
Deferred tax liabilities:
Depreciation and amortization	231,524	166,719
Other accruals	140,874	—
Securities available for sale	92,263	473,432

	464,664	640,151

Net deferred tax assets	$1,046,799	$1,235,617

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

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at December 31, 2003 is as follows:

Commitments to extend credit	$95,615,000
Standby letters of credit	$30,317,000

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2003, the fair value of Pinnacle Financial’s standby letters of credit was $105,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of December 31, 2003, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

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

     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial were awarded on August 18, 2000, 203,000 warrants to acquire 203,000 shares of common stock at $10.00 per share. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of December 31, 2003, all of the warrants were exercisable.

Note 11. Salary Deferral Plan

     Pinnacle Financial has a 401(k) retirement plan covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary with Pinnacle Financial matching 50% of the first 6% deferred in Pinnacle Financial stock. Pinnacle Financial’s expense associated with the matching component of this plan for each of the years in the three-year period ended December 31, 2003 was approximately $143,000, $100,000 and $92,000, respectively, and is included in the accompanying statements of operations in salaries and employee benefits expense.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the plan changes during each of the years in the three-year period ended December 31, 2003 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Outstanding at December 31, 2000	186,450	$10.00
Granted	53,300	7.65
Exercised	—	—
Forfeited	(550)	9.14

Outstanding at December 31, 2001	239,200	$9.48
Granted	129,700	10.01
Exercised	—	—
Forfeited	(6,550)	9.08

Outstanding at December 31, 2002	362,350	$9.67
Granted	92,900	15.09
Exercised	—	—
Forfeited	(1,550)	11.46

Outstanding at December 31, 2003	453,700	$10.78

     The following table summarizes information about Pinnacle Financial’s stock option plan at December 31, 2003.

	Number of	Remaining		Number of
	Shares	Contractual	Exercise	Shares
Grant date	Outstanding	Life in Years	Price	Exercisable

December, 2000	184,550	7.00	$10.00	110,730
March, 2001	49,300	7.25	7.64	19,720
November, 2001	1,050	8.00	7.75	420
February, 2002	121,700	8.25	9.92	24,340
September, 2002	2,300	8.75	11.50	460
December, 2002	2,500	9.00	12.91	500
February, 2003	42,700	9.25	13.30	—
April, 2003	23,100	9.25	13.43	—
June, 2003	3,600	9.50	16.25	—
September, 2003	15,400	9.75	18.00	—
November, 2003	7,500	10.00	23.88	—

	453,700	7.87	$10.78	156,170

     On January 12, 2004, Pinnacle Financial granted options to purchase 47,790 common shares to certain employees at an exercise price of $24.74 per share. These options will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.

Note 13. Employment Contracts

     Pinnacle Financial has entered into three continuously automatic-renewing three-year employment agreements with three of its senior executives, the President and Chief Executive Officer, the Chairman of the Board and Chief Financial Services Officer and the Chief Administrative Officer. These agreements will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify that in certain defined “Terminating Events”, Pinnacle Financial will be obligated to pay each of the three senior executives a certain amount which is based on their annual salaries and bonuses. These Terminating Events include disability, change of control and other events.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

     A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For the years ended December 31, 2003, 2002, and 2001, Pinnacle Financial incurred approximately $137,000, $110,000 and $112,000, respectively, in expense for services rendered by this public relations company.

Note 15. Fair Value of Financial Instruments

     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash, Due From Banks and Fed Funds Sold - The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value

Securities - Fair values for securities are based on available quoted market prices

Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are equal to carrying values. For fixed rate loans that reprice within one year, fair values are equal to carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral

Deposits, Securities Sold Under Agreements to Repurchase, Advances from the Federal Home Loan Bank and Subordinated Debt - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase and subordinated debt approximate their fair values. Fair values for certificates of deposit and advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates and advances with similar remaining maturities

Off-Balance Sheet Instruments - The fair values of Pinnacle Financial’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to Pinnacle Financial until such commitments are funded. Pinnacle Financial has determined that the fair value of these instruments is not significant

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at December 31, 2003 and 2002 were as follows:

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash, due from banks, and Federal funds sold	$47,184,050	$47,184,050	$12,942,129	$12,942,129
Securities available for sale	139,944,238	139,944,238	73,980,054	73,980,054
Mortgage loans held-for-sale	1,582,600	1,582,600	—	—
Loans	297,004,110	300,331,940	209,743,436	213,611,571
Financial liabilities:
Deposits and securities sold under agreements to repurchase	$405,619,122	$406,219,648	$249,066,597	$248,676,006
Federal Home Loan Bank advances	44,500,000	44,639,973	21,500,000	21,505,811
Subordinated debt	10,310,000	10,310,000	—	—

	Notional		Notional
	Amount		Amount

Off-balance sheet instruments:
Commitments to extend credit	$95,615,000	$—	$64,530,000	$—
Standby letters of credit	30,317,000	—	14,689,000	—

Note 16. Regulatory Matters

     Pinnacle National is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, no dividends could be declared by Pinnacle National without regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003 and 2002, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%
At December 31, 2002
Total capital to risk weighted assets:
Pinnacle Financial	$34,318	13.8%	$19,960	8.0%	not applicable
Pinnacle National	$30,777	12.3%	$19,960	8.0%	$24,951	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$31,631	12.7%	$9,980	4.0%	not applicable
Pinnacle National	$28,090	11.3%	$9,980	4.0%	$14,970	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$31,631	11.1%	$11,437	4.0%	not applicable
Pinnacle National	$28,090	9.8%	$11,437	4.0%	$14,296	5.0%

(*) Average assets for the above calculations were fourth quarter amounts.

     In connection with approving Pinnacle Financial’s issuance of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required Pinnacle Financial to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the year ended December 31, 2004. Furthermore, and in order to provide additional assurance to the FRB-Atlanta as to the maintenance of these ratios, Pinnacle Financial’s President and Chief Executive Officer, Chairman and Chief Administrative Officer agreed to exercise their common stock warrant agreements should it become apparent that maintenance of the ratios at the required levels would not occur otherwise during the year ended December 31, 2004.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Parent Company Only Financial Information

     The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003:

CONDENSED BALANCE SHEETS

	2003	2002

Assets:
Cash	$9,108,723	$3,498,649
Investment in Pinnacle National	35,039,058	28,862,887
Investment in unconsolidated PNFP Statutory Trust I subsidiary	310,000	—
Income taxes receivable from Pinnacle National	902,819	—
Other assets	151,540	47,726

	$45,512,140	$32,409,262

Liabilities and Stockholders’ equity:
Current income taxes payable	855,759	—
Subordinated debt	10,310,000	—
Other liabilities	10,000	5,615
Stockholders’ equity	34,336,381	32,403,647

	$45,512,140	$32,409,262

CONDENSED STATEMENTS OF OPERATIONS

	2003	2002	2001

Interest income	$24,833	$41,983	$12,046
Other expense	23,113	—	—

Income before income taxes and equity in income of subsidiary	1,720	41,983	12,046
Income tax (expense) benefit	(657)	(16,217)	63,943

Income before equity in income of subsidiary	1,063	25,766	75,989
Equity in income (loss) of subsidiary	2,553,576	622,294	(1,212,654)

Net income (loss)	$2,554,639	$648,060	$(1,136,665)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001

Operating activities:
Net income (loss)	$2,554,639	$648,060	$(1,136,665)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Increase in income taxes receivable, net	(47,060)	—	—
Increase in other assets	(151,540)	—	—
Increase in other liabilities	4,385	5,615	—
Deferred tax expense (benefit)	47,726	16,217	(63,943)
Equity in (income) loss of subsidiary	(2,553,576)	(622,294)	1,212,654

Net cash provided (used) by operating activities	(145,426)	47,598	12,046

Investing activities –
Investment in Trust	(310,000)	—	—
Investment in Pinnacle National	(4,244,500)	(10,080,000)	(3,000,000)

Net cash used by investing activities	(4,554,500)	(10,080,000)	(3,000,000)

Financing activities –
Issuance of subordinated debt	10,310,000	—	—
Net proceeds from sale of common stock	—	12,745,000	3,597,479

Net increase in cash	5,610,074	2,712,598	609,525
Cash, beginning of period	3,498,649	786,051	176,526

Cash, end of period	$9,108,723	$3,498,649	$786,051

Note 18. Investments in Affiliated Companies (unaudited)

     Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. The Trust was formed on December 30, 2003. Summary unaudited financial information for the Trust as of December 31, 2003 follows (dollars in thousands):

Asset – Investment in subordinated debentures issued by Pinnacle Financial	$10,310

Liabilities – Trust preferred securities	$10,000
Equity – Common stock (100% owned by Pinnacle Financial)	310

Total liabilities and equity	$10,310

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 19. Quarterly Financial Results (unaudited)

     A summary of selected consolidated quarterly financial data for the years ended December 31, 2003 and 2002 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2003
Interest income	$3,946	$4,369	$4,702	$5,244
Net interest income	2,636	2,984	3,385	3,893
Provision for loan losses	288	347	318	204
Net income before taxes	568	839	1,228	1,345
Net income	373	537	787	858
Basic net income per share	$0.10	$0.15	$0.21	$0.23
Diluted net income per share	$0.10	$0.14	$0.20	$0.21
2002
Interest income	$2,573	$2,872	$3,425	$3,691
Net interest income	1,682	1,815	2,279	2,423
Provision for loan losses	209	232	247	250
Net income before taxes	72	173	347	412
Net income	45	107	211	285
Basic and diluted net income per share	$0.02	$0.04	$0.06	$0.08

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

Pinnacle Financial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Pinnacle Financial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Pinnacle Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Pinnacle Financial’s disclosure controls and procedures were effective.

     Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, which will be filed on or before March 31, 2004 under the headings “Corporate Governance,” “Item #1 Election of Directors,” Other Information – Executive Officers,” and “Other Information Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, which will be filed on or before March 31, 2004 under the heading, “Other Information – Compensation” and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, which will be filed on or before March 31, 2004 under the headings, “Other Information – Security Ownership of Certain Beneficial Owners and Management,” and “Proposal #3 Approval of the Adoption of the Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan,” and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, which will be filed on or before March 31, 2004 under the headings, “Other Information - Certain Relationships and Related Transactions,” and “Other Information – Compensation” and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Charter, as amended and restated*

3.2	Bylaws**

4.1.1	Specimen Common Stock Certificate*

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office)*

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement*

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr.*

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations*

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan*

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award*

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000*

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners*

Exhibit No.	Description

10.21	Green Hills Office Lease ***

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

*	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

**	Registrant hereby incorporates by reference to exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 6, 2003.

***	Registrant hereby incorporates by reference to the exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I of $10,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-KSB. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

A current report on Form 8-K dated December 30, 2003, was furnished to the Securities and Exchange Commission under Item 5 “Other Events and Required FD Disclosure” and Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits” of such form, and was furnished to disclose the press release issued by the Registrant on December 30, 2003 announcing the Registrant’s issuance of $10 million in trust preferred securities.

A current report on Form 8-K dated October 21, 2003, was furnished to the Securities and Exchange Commission under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” of such form, and was furnished to disclose the press release issued by the Registrant on October 21, 2003 announcing the Registrant’s results for the third quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, which will be filed on or before March 31, 2004 under the heading, “Independent Public Accountants” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner

M. Terry Turner
President and CEO

Date: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Chairman of the Board	February 17, 2004

/s/ M. Terry Turner M. Terry Turner	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2004

/s/ Harold R. Carpenter Harold R. Carpenter	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2004

/s/ Sue R. Atkinson Sue R. Atkinson	Director	February 19, 2004

/s/ Gregory L. Burns Gregory L. Burns	Director	February 17, 2004

/s/ Colleen Conway-Welch Colleen Conway-Welch	Director	February 19, 2004

/s/ Clay T. Jackson Clay T. Jackson	Director	February 17, 2004

/s/ John E. Maupin, Jr. John E. Maupin, Jr.	Director	February 17, 2004

/s/ Robert E. McNeilly, Jr. Robert E. McNeilly, Jr.	Director	February 17, 2004

/s/ Dale W. Polley Dale W. Polley	Director	February 17, 2004

/s/ Linda E. Rebrovick Linda E. Rebrovick	Director	February 17, 2004

Signature	Title	Date

/s/ James L. Shaub, II James L. Shaub, II	Director	February 17, 2004

/s/ Reese L. Smith, III Reese L. Smith, III	Director	February 17, 2004

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Charter, as amended and restated*

3.2	Bylaws**

4.1.3	Specimen Common Stock Certificate*

4.1.4	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office)*

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement*

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr.*

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations*

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan*

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award*

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000*

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners*

10.21	Green Hills Office Lease ***

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit
No.	Description

32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

*	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

**	Registrant hereby incorporates by reference to exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 6, 2003.

***	Registrant hereby incorporates by reference to the exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I of $10,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-KSB. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.