Form 10-Q
period 2004-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2004-05-06
CIK 1115055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201
(Address of principal executive offices)

(615) 744-3700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) Yes [   ] No [X]

As of April 30, 2004, there were 3,692,053 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2004

Page No.
PART I:
Item 1. Consolidated Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36
PART II:
Item 1. Legal Proceedings	37
Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits and Reports on Form 8-K	37
Signatures	39
EX-3.1 AMENDED CHARTER
EX-31.1 RULE13a-14(a) CERTIFICATION OF THE CEO
EX-31.2 RULE13a-14(a) CERTIFICATION OF THE CFO
EX-32.1 SECTION 1350 CERTIFICATION OF THE CEO
EX-32.2 SECTION 1350 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank (“Pinnacle National”) to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and noninterest-bearing due from banks	$17,476,720	$13,768,278
Interest-bearing due from banks	200,444	1,180,371
Federal funds sold	21,328,406	32,235,401

Cash and cash equivalents	39,005,570	47,184,050
Securities available-for-sale, at fair value	134,382,875	139,944,238
Securities held-to-maturity (fair value of $27,655,669)	27,655,669	—
Mortgage loans held-for-sale	4,057,322	1,582,600
Loans	323,415,679	297,004,110
Less allowance for loan losses	(4,042,456)	(3,718,598)

Loans, net	319,373,223	293,285,512
Premises and equipment, net	6,946,340	6,911,359
Other assets	9,630,504	9,512,899

Total assets	$541,051,503	$498,420,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$66,620,906	$60,796,396
Interest-bearing demand	40,039,818	31,407,213
Savings and money market accounts	165,388,834	140,383,878
Time	165,551,209	157,981,525

Total deposits	437,600,767	390,569,012
Securities sold under agreements to repurchase	14,699,182	15,050,110
Federal Home Loan Bank advances	40,500,000	44,500,000
Subordinated debt	10,310,000	10,310,000
Other liabilities	1,675,267	3,655,155

Total liabilities	504,785,216	464,084,277
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 10,000,000 shares authorized; 3,692,053 issued and outstanding at March 31, 2004 and December 31, 2003	3,692,053	3,692,053
Additional paid-in capital	30,682,947	30,682,947
Retained earnings (accumulated deficit)	881,867	(189,155)
Accumulated other comprehensive income, net	1,009,420	150,536

Total stockholders’ equity	36,266,287	34,336,381

Total liabilities and stockholders’ equity	$541,051,503	$498,420,658

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Interest income:
Loans, including fees	$3,946,572	2,963,513
Securities:
Taxable	1,550,859	908,046
Tax-exempt	85,975	37,863
Federal funds sold and other	82,716	36,411

Total interest income	5,666,122	3,945,833

Interest expense:
Deposits	1,171,188	1,072,672
Securities sold under agreements to repurchase	9,293	14,796
Federal funds purchased and other borrowings	333,349	222,130

Total interest expense	1,513,830	1,309,598

Net interest income	4,152,292	2,636,235
Provision for loan losses	353,848	288,026

Net interest income after provision for loan losses	3,798,444	2,348,209
Noninterest income:
Service charges on deposit accounts	163,845	101,753
Investment services	389,579	155,932
Fees from the origination of mortgage loans	191,920	46,188
Gains on loan participations sold, net	121,617	2,189
Gains on sales of investment securities, net	248,353	17,698
Other noninterest income	110,042	138,422

Total noninterest income	1,225,356	462,182

Noninterest expense:
Compensation and employee benefits	2,267,342	1,434,912
Equipment and occupancy	505,690	396,825
Marketing and other business development	149,158	75,490
Administrative	220,698	150,115
Postage and supplies	99,138	73,262
Other noninterest expense	170,760	111,660

Total noninterest expense	3,412,786	2,242,264

Income before income taxes	1,611,014	568,127
Income tax expense	539,992	195,148

Net income	$1,071,022	372,979

Per share information:
Basic net income per common share	$0.29	0.10

Diluted net income per common share	$0.26	0.10

Weighted average shares outstanding:
Basic	3,692,053	3,692,053
Diluted	4,106,865	3,841,631

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

For the three months ended March 31, 2004 and 2003

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2002	3,692,053	$3,692,053	$30,682,947	$(2,743,794)	$772,441	$32,403,647
Comprehensive income:
Net income	—	—	—	372,979	—	372,979
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $(244,583)	—	—	—	—	(373,385)	(373,385)

Total comprehensive (loss)						(406)

Balances, March 31, 2003	3,692,053	$3,692,053	$30,682,947	$(2,370,815)	$399,056	$32,403,241

Balances, December 31, 2003	3,692,053	$3,692,053	$30,682,947	$(189,155)	$150,536	$34,336,381
Comprehensive income:
Net income	—	—	—	1,071,022	—	1,071,022
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $533,648	—	—	—	—	858,884	858,884

Total comprehensive income						1,930,106

Balances, March 31, 2004	3,692,053	$3,692,053	$30,682,947	$881,867	$1,009,420	$36,266,287

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities:
Net income	$1,071,022	$372,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of available-for-sale securities	189,637	163,888
Depreciation and amortization	259,935	216,212
Provision for loan losses	353,848	288,026
Gain on sale of investment securities, net	(248,353)	(17,698)
Gain on participations sold	(121,617)	(2,189)
Deferred tax expense (benefit)	(320,638)	195,148
Mortgage loans held for sale:
Loans originated	(10,844,562)	(2,248,500)
Loans sold	8,369,840	1,458,350
(Increase) decrease in other assets	12,835	(548,741)
Decrease in other liabilities	(1,979,888)	(949,325)

Net cash used in operating activities	(3,257,941)	(1,071,850)

Investing activities:
Activities in securities available-for-sale:
Purchases	(51,539,860)	(42,333,066)
Sales	21,876,953	12,403,500
Maturities, prepayments and calls	9,012,617	10,683,228
Net increase in loans	(26,441,559)	(19,204,279)
Purchases of premises and equipment and software	(219,717)	(906,305)
Purchases of other assets	(289,800)	(292,700)

Net cash used in investing activities	(47,601,366)	(39,649,622)

Financing activities:
Net increase in deposits	47,031,755	32,715,202
Net increase (decrease) in securities sold under agreements to repurchase	(350,928)	795,419
Advances from Federal Home Loan Bank:
Issuances	4,000,000	11,000,000
Payments	(8,000,000)	—

Net cash provided by financing activities	42,680,827	44,510,621

Net increase (decrease) in cash and cash equivalents	(8,178,480)	3,789,149
Cash and cash equivalents, beginning of period	47,184,050	12,942,129

Cash and cash equivalents, end of period	$39,005,570	$16,731,278

Supplemental disclosure:
Cash paid for interest	$1,439,283	$1,374,243

Cash paid for income taxes	$1,226,817	$—

Transfers of securities available-for-sale to held-to-maturity	$27,655,669	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Additionally, PFP Title Company is a wholly-owned subsidiary of Pinnacle National. Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company sells title insurance policies to Pinnacle National customers and others. PNFP Statutory Trust I, a wholly-owned subsidiary of Pinnacle Financial, was created for the exclusive purpose of issuing capital trust preferred securities.

     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial. Significant intercompany transactions and accounts are eliminated in consolidation, other than the accounts of PNFP Statutory Trust I which are included in these consolidated financial statements pursuant to the equity method of accounting.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     Stock-Based Compensation — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2003 and are included below.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income per share would have been adjusted to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

		2004	2003
Net income, as reported		$1,071,022	$372,979
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(66,620)	(43,909)

Pro forma net income		$1,004,402	$329,070

Per share information:
Basic net income	As reported	$0.29	$0.10
	Pro forma	$0.27	$0.09
Diluted net income	As reported	$0.26	$0.10
	Pro forma	$0.24	$0.09

     For purposes of these calculations, the fair value of options granted for the three months ended March 31, 2004 and 2003 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2004	2003
Risk free interest rate	1.00%	1.25%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	26.7%	38.1%
Weighted average fair value	$6.30	$4.67

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

     As of March 31, 2004 and 2003, there were common stock options outstanding to purchase up to 505,245 and 404,100 common shares, respectively. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three months ended March 31, 2004 and 2003. Also, at March 31, 2004, there were 198,420 options outstanding to purchase common stock which were exercisable by the option holder.

     Additionally, as of March 31, 2004, Pinnacle Financial had dilutive warrants outstanding to purchase 203,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three months ended March 31, 2004 and 2003. At March 31, 2004, all of the outstanding warrants to purchase common stock were exercisable by the warrant holder.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2004 and 2003:

	2004	2003
Basic earnings per share calculation:
Numerator – Net income	$1,071,022	$372,979
Denominator – Average common shares outstanding	3,692,053	3,692,053
Basic net income per share	$0.29	$0.10
Diluted earnings per share calculation:
Numerator – Net income	$1,071,022	$372,979
Denominator – Average common shares outstanding	3,692,053	3,692,053
Dilutive shares contingently issuable	414,811	149,578

Average dilutive common shares outstanding	4,106,865	3,841,631
Diluted net income per share	$0.26	$0.10

     On April 20, 2004, the Board of Directors of Pinnacle Financial approved a two for one stock split of the Company’s common stock payable as a 100% stock dividend on May 10, 2004 to shareholders of record on April 30, 2004. Pinnacle Financial will retroactively apply the impact of this stock split in all financial statements published after May 10, 2004. The following is the pro forma impact of the stock split on Pinnacle Financial’s reported basic and diluted net income per common share for the three months ended March 31, 2004 and 2003.

		2004	2003
Pro Forma per share information:
Basic net income	As reported	$0.29	$0.10
	Pro forma for stock split	$0.15	$0.05
Diluted net income	As reported	$0.26	$0.10
	Pro forma for stock split	$0.13	$0.05

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no individually significant business segments.

     Comprehensive Income (Loss) —Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

     Recent Accounting Pronouncements — In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position on results of operations of Pinnacle Financial.

     In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Pinnacle Financial has adopted the requirements of this EITF.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Reclassifications – Certain previous amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no impact on net income or loss during any period.

Note 2. Securities

     The amortized cost and fair value of securities at March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$9,413,110	$122,027	$—	$9,535,137
Mortgage-backed securities	121,511,432	1,328,861	(152,440)	122,687,853
State and municipal securities	1,179,509	4,904	(37)	1,184,374
Corporate notes	975,746	—	(237)	975,509

	$133,079,797	$1,455,792	$(152,714)	$134,382,875

Securities held-to-maturity:
U.S. government and agency securities	$17,746,250	$—	$—	$17,746,250
State and municipal securities	9,909,419	—	—	9,909,419

	$27,655,669	$—	$—	$27,655,669

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$27,023,126	$353,204	$(104,354)	$27,271,976
Mortgage-backed securities	103,087,958	506,881	(616,953)	102,977,886
State and municipal securities	9,590,357	142,970	(38,951)	9,694,376

	$139,701,441	$1,003,055	$(760,258)	$139,944,238

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and will be amortized over the remaining lives of the respective held-to-maturity securities.

     Pinnacle Financial realized approximately $248,000 in net gains from the sale of $21,877,000 of available-for-sale securities during the three months ended March 31, 2004 and $18,000 in net gains on the sale of $12,404,000 of available-for-sale securities during the three months ended March 31, 2003. Gross realized gains amounted to $312,000 on the sale of $10.9 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $11.0 million of available-for-sale securities during the three months ended March 31, 2004. Gross realized gains amounted to $32,000 on the sale of $14.4 million of available-for-sale securities while gross realized losses amounted to $14,000 on the sale of $2.0 million of available-for-sale securities during the three months ended March 31, 2003. At March 31, 2004, approximately $88,747,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Loans and Allowance for Loan Losses

     The composition of loans at March 31, 2004 and December 31, 2003 is summarized as follows:

	2004	2003
Commercial real estate – Mortgage	$75,404,031	$68,507,350
Commercial real estate – Construction	9,336,937	8,210,646
Commercial – Other	141,992,839	129,881,732

Total Commercial	226,733,807	206,599,728

Consumer real estate – Mortgage	81,977,894	76,041,526
Consumer real estate – Construction	3,504,007	3,077,656
Consumer – Other	11,199,971	11,285,200

Total Consumer	96,681,872	90,404,382

Total Loans	323,415,679	297,004,110
Allowance for loan losses	(4,042,456)	(3,718,598)

Loans, net	$319,373,223	$293,285,512

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $33.0 million and $35.0 million, while credit exposure to operators of nonresidential buildings approximated $16.8 million and $16.6 million at March 31, 2004 and December 31, 2003, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At March 31, 2004 and 2003, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $86,000 and $1,095,000 at March 31, 2004 and 2003, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $1,000 and $29,000 for the three months ended March 31, 2004 and 2003, respectively.

     Changes in the allowance for loan losses for the three months ended March 31, 2004 and for the year ended December 31, 2003 are as follows:

	2004	2003
Balance at beginning of period	$3,718,598	$2,677,043
Charged-off loans	(32,489)	(167,023)
Recovery of previously charged-off loans	2,499	51,298
Provision for loan losses	353,848	1,157,280

Balance at end of period	$4,042,456	$3,718,598

     At March 31, 2004, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $6,869,000 to certain directors, executive officers, and their related entities of which $3,867,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     During the three months ended March 31, 2004 and 2003, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the three months ended March 31, 2004 and 2003 of approximately $122,000 and $2,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Income Taxes

     Income tax expense for the three months ended March 31, 2004 and 2003 consists of the following:

	2004	2003
Current tax expense:
Federal	$750,857	$—
State	109,773	—

Total current tax expense	860,630	—

Deferred tax expense:
Federal	(265,626)	164,310
State	(55,012)	30,838

Total deferred tax expense	(320,638)	195,148

	$539,992	$195,148

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2004 and 2003 to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003
Income taxes at statutory rate	$547,744	$193,163
State tax benefit, net of federal tax effect	36,142	20,353
Other items	(43,894)	(18,368)

Income tax expense	$539,992	$195,148

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Pinnacle Financial will realize the benefit of these deductible differences. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at March 31, 2004 and December 31, 2003 are as follows:

	2004	2003
Deferred tax assets:
Loan loss allowance	$1,526,331	$1,402,434
Other accruals	122,267	109,026

	1,648,598	1,511,460

Deferred tax liabilities:
Depreciation and amortization	188,900	231,524
Securities	618,677	92,263
Other accruals	—	140,874

	807,577	464,664

Net deferred tax assets	$841,021	$1,046,799

Note 5. Commitments and Contingent Liabilities

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at March 31, 2004 is as follows:

Commitments to extend credit	$109,300,000
Standby letters of credit	$32,803,000

     At March 31, 2004, the fair value of Pinnacle Financial’s standby letters of credit was $146,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of March 31, 2004, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

Note 6. Stock Option Plan

     Pinnacle Financial has a stock option plan under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant. The shareholders of Pinnacle Financial have already approved an allocation of 520,000 common shares toward this plan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A summary of the plan changes for the three-month period ended March 31, 2004 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2003	453,700	$10.78
Granted	52,495	24.74
Exercised	—	—
Forfeited	(950)	9.47

Outstanding at March 31, 2004	505,245	$12.26

     The following table summarizes information about Pinnacle Financial’s stock option plan at March 31, 2004:

	Number of	Remaining		Number of
	Shares	Contractual	Exercise	Shares
Grant date	Outstanding	Life in Years	Price	Exercisable
December, 2000	184,200	6.75	$10.00	110,520
March, 2001	49,100	7.00	7.64	29,460
November, 2001	1,050	7.75	7.75	420
February, 2002	121,300	8.00	9.92	48,520
September, 2002	2,300	8.50	11.50	460
December, 2002	2,500	8.75	12.91	500
February, 2003	42,700	9.00	13.30	8,540
April, 2003	23,100	9.00	13.43	—
June, 2003	3,600	9.25	16.25	—
September, 2003	4,100	9.50	18.00	—
September, 2003	6,000	9.50	19.50	—
September, 2003	5,300	9.50	19.28	—
November, 2003	7,500	9.75	23.88	—
January, 2004	49,145	10.00	24.74	—
January, 2004	3,000	10.00	24.75	—
January, 2004	350	10.00	29.44	—

	505,245	6.83	$12.26	198,420

Note 7. Regulatory Matters

     Pinnacle National is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. Pinnacle Financial and Pinnacle National are subject to various other regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle National must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and Pinnacle National’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2004 and December 31, 2003, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$49,624	12.1%	$32,691	8.0%	not applicable
Pinnacle National	$42,571	10.6%	$32,113	8.0%	$40,141	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$45,567	11.2%	$16,345	4.0%	not applicable
Pinnacle National	$38,519	9.6%	$16,056	4.0%	$24,085	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$45,567	9.0%	$20,343	4.0%	not applicable
Pinnacle National	$38,519	7.6%	$20,324	4.0%	$25,405	5.0%
At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.

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

Note 8. Subsequent Events

     On April 20, 2004, the shareholders of Pinnacle Financial approved an increase in the number of authorized shares of capital stock from 20,000,000 shares to 30,000,000 shares. With the increase, the number of authorized shares of common stock was increased from 10,000,000 shares to 20,000,000 shares and the number of authorized shares of preferred stock remained at 10,000,000 shares.

     On April 20, 2004, the shareholders also approved the 2004 Equity Incentive Plan which would set aside for issuance up to 264,755 shares of Pinnacle Financial common stock. This includes a new allocation of 250,000 shares plus 14,755 shares from the previous stock option plan.

     On April 20, 2004, the Board of Directors of Pinnacle Financial approved a two for one stock split of the Company’s common stock payable as a 100% stock dividend on May 10, 2004 to shareholders of record on April 30, 2004. Pinnacle Financial will retroactively apply the impact of this stock split in all financial statements published after May 10, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2004 and December 31, 2003 and our results of operations for the three months ended March 31, 2004 and 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Pinnacle Financial’s rapid growth from its inception through the first quarter of 2004 continues to have a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the three months ended March 31, 2004 of $0.26 per diluted share as compared to $0.10 per diluted share for the three months ended March 31, 2003. At March 31, 2004, loans totaled $323 million, as compared to $297 million at December 31, 2003, while total deposits were $438 million at March 31, 2004 compared to $391 million at December 31, 2003.

Financial Condition. The $26 million increase in loans for 2004 contributed to the increase in Pinnacle Financial’s net income for the three months ended March 31, 2004 when compared to an increase of $19 million for the similar period in 2003. This increase in volume offset the decrease in average yields on loans between 2003 and 2002. As Pinnacle Financial seeks to increase its loan portfolio it must also continue to monitor the risks inherent in its lending operations. If Pinnacle Financial’s allowance for loan losses is not sufficient to cover loan losses in Pinnacle Financial’s loan portfolio, increases to the allowance for loan losses would be required which would decrease Pinnacle Financial’s earnings.

Pinnacle Financial has successfully grown its total deposits to $438 million at March 31, 2004. This growth in deposits has allowed Pinnacle Financial to fund its asset growth at a lower cost than in 2003. While rates paid on deposits decreased during the first quarter of 2004 compared to the same quarter in 2003, Pinnacle Financial, for competitive reasons, has typically adjusted its deposit rates more slowly than its loan yields during a period of declining interest rates. As such, Pinnacle Financial’s deposit funding costs do not decrease as quickly as do revenues from interest income on earning assets, thus reducing Pinnacle Financial’s net interest margin. In addition, Pinnacle Financial believes that in certain cases rates paid on deposits have decreased to such levels that further reductions could put Pinnacle Financial at a competitive disadvantage as customers seek higher returns on their balances. The reverse impact would likely result in a scenario of rising interest rates.

Results of Operations. Pinnacle Financial’s net interest income increased from $2.6 million in the first quarter of 2003 to $4.2 million in 2004. The net interest margin (the ratio of net interest income to average earning assets for the period) was approximately 3.5% for both periods.

The increase in loan volumes for the three months ended March 31, 2004 was also the primary cause for the $66,000 increase in Pinnacle Financial’s provision for loan losses when compared to the same period in 2003. As Pinnacle Financial’s loan portfolio continues to grow, Pinnacle Financial expects that it will continue to record a provision for loan losses consistent with the growth in the loan portfolio.

Noninterest income for Pinnacle Financial also increased by 166% from 2003 to 2004. Much of the increase was due to Pinnacle Financial initiating a mortgage origination unit during the first quarter of 2003, which contributed $146,000 in increased fees during the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 and a $234,000 increase in investment services revenues during the first quarter of 2004 compared to the same period in 2003. We also recorded $248,000 in gains on the sales of securities available-for-sale and $122,000 in gains on the sale of loans.

Pinnacle Financial’s continued growth in 2004 when compared to 2003 resulted in an increase of approximately $1.2 million in noninterest expense related to salaries and employee benefits, equipment and occupancy expenses and other operating expenses. As Pinnacle Financial increased its number of full-time equivalent employees from 65.5 at March 31, 2003 to 95.0 at March 31, 2004, Pinnacle Financial experienced an approximately $833,000 increase in compensation and employee benefit expense. Pinnacle Financial expects to add additional employees throughout 2004 which will cause Pinnacle Financial’s compensation and employee benefit expense to increase in future periods. Pinnacle Financial’s branch expansion efforts in 2003 also resulted in increased noninterest expense for 2003 and the first quarter of 2004. The increased operational expenses for the branches opened in 2003 and the expected opening of two additional branches in 2004 will continue to result in increased noninterest expense in future periods. Although Pinnacle Financial’s expenses increased in 2004 when compared to 2003, Pinnacle Financial’s efficiency ratio, the ratio of noninterest expense to the sum of net interest income and noninterest income, decreased from 72.4% for the three months ended March 31, 2003 compared to 63.5% for the three months ended March 31, 2004.

Furthermore, we believe that a rising interest rate environment will result in increased earnings for us over that of a falling rate environment. Currently, approximately 52% of our loan volumes are floating rate loans that reprice with adjustments to our prime lending rate or other similarly published overnite interest rate indices. We also believe we will continue to grow our balance sheet with continued emphasis on floating rate lending. The additional revenues provided by these two items should be sufficient to overcome any immediate increases in funding costs which would also be incurred in rising rate environment.

Conversely, a falling rate environment would serve to have the opposite effect on our earnings. Additionally, in a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income would decrease at a more rapid pace, as we do not believe interest rate “floors” which are included in many of our floating rate loan documents could be practically enforced.

Capital and Liquidity. On December 30, 2003, Pinnacle Financial issued $10 million in trust preferred securities which bear interest at a floating rate based on a spread over 3-month LIBOR, which is set each quarter, and mature on December 30, 2033. Pinnacle Financial believes that the proceeds from this offering should provide, under current regulatory guidelines, the regulatory capital Pinnacle Financial needs to support its anticipated growth in 2004. At March 31, 2004, Pinnacle Financial’s capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. Additionally, at March 31, 2004, Pinnacle National would be considered to be “well-capitalized” pursuant to banking regulations.

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

Results of Operations

Our results for the three months ended March 31, 2004 and 2003 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The net income for the three months ended March 31, 2004 and 2003 was $1,071,000 and $373,000, respectively. The following is a more detailed discussion of results of our operations.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended March 31, 2004, we recorded net interest income of $4,152,000, which resulted in a net interest margin of 3.49% for the period. For the three months ended March 31, 2003, we recorded net interest income of $2,636,000 which resulted in a net interest margin of 3.46% for the period. During the first quarter of 2002, the Federal funds rate was 1.25% compared to 1.00% for the first quarter of 2003. Our management believes this historically low interest rate environment continues to have a negative impact on our net interest income as a significant number of our customers are adjustable rate borrowers with their lines of credit tied primarily to our prime lending rate which declined in lock-step with the Federal funds rate declines.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three months ended			Three months ended
	March 31, 2004			March 31, 2003
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$306,549	$3,947	5.14%	$217,690	$2,964	5.52%
Securities:
Taxable	140,007	1,551	4.44	83,129	908	4.43
Tax-exempt	9,795	86	4.52	3,995	38	4.61
Federal funds sold	22,024	49	0.91	5,458	12	0.88
Other	2,401	33	6.15	1,955	24	5.52

Total interest-earning assets	480,776	5,666	4.73	312,227	3,946	5.14

Non-earning assets	27,664			13,881

Total assets	$508,440			$326,108

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	32,859	42	0.51%	13,571	22	0.64%
Savings and money market	146,731	286	0.78	79,262	205	1.05
Certificates of deposit	161,559	843	2.09	120,434	846	2.85

Total interest-bearing deposits	341,149	1,171	1.38	213,267	1,073	2.04
Securities sold under agreements to repurchase	14,868	9	0.25	14,106	15	0.43
Federal funds purchased	—	—	—	4,248	16	1.53
Federal Home Loan Bank advances	42,379	231	2.19	29,994	206	2.79
Subordinated debt	10,310	103	3.98	—	—	—

Total interest-bearing liabilities	408,706	1,514	1.49	261,615	1,310	2.03
Non-interest bearing demand deposits	61,454	—	—	30,278	—	—

Total deposits and interest-bearing liabilities	470,160	1,514	1.29	291,893	1,310	1.82

Other liabilities	2,575			1,540
Stockholders’ equity	35,705			32,675

Total liabilities and stockholders’ equity	$508,440			$326,108

Net interest income		$4,152			$2,636

Net interest spread (2)			3.25%			3.32%
Net interest margin (3)			3.49%			3.46%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

As noted above, the net interest margin for the first quarter of 2004 was 3.49% compared to a net interest margin of 3.46% for the same period in 2003, an increase of 0.03%. The net change in the net interest margin was relatively small because the net decrease in the yield on interest-earning assets between the two periods of 41 basis points approximated the net decrease in the rate paid on interest-bearing liabilities between the two periods of 53 basis points. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•	Our loan yields decreased from 5.52% for 2003 to 5.14% for 2004, a decrease of 38 basis points. Approximately 53% of our loans are floating rate loans whereby the interest rate charged the borrower is tied, in substantially all cases, to our prime rate. During the first quarter of 2003, our prime rate was 4.25% compared to a prime rate of 4% for the first quarter of 2004.

•	During 2004, we were able to grow our funding base significantly. For asset/liability management purposes in 2004, we elected to allocate a greater proportion of such funds to our securities portfolio versus our loan portfolio than in 2003. Our securities portfolio generally has lower yields than do loans.

•	During 2004, overall deposit rates were less than those rates for the comparable period in 2003. In some cases, rates for 2004 have decreased to such levels that further decreases in deposit rates approach what we term “embedded floors” or rates that it is not reasonable or practical to go below, such that further decreases in deposit rates could place us in a competitive disadvantage as customers seek higher returns on their balances. Changes in interest rates paid on such products as interest checking, savings and money market, securities sold under agreements to repurchase and Federal funds purchased will increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2004, and as was the case with our prime lending rate, short-term rates were less in 2004 than in 2003. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the information we obtained from price shopping our primary competitors allowed us to reduce these rates in 2004 compared to the same period in 2003.

•	The short- and long-term rate environment also impacts rates paid on certificates of deposit and advances from the FHLB, however, these items are also impacted by our decisions to alter the mix of maturities of the underlying accounts within these items. Furthermore, the timing of the initial sale of the certificate of deposit or the funding of the FHLB advance also impacts the rates paid on these items. The results for the first three months of 2003 were impacted by certificates of deposit and advances from the FHLB that had been acquired during periods of higher interest rates. Such items matured during the interim period between the three months ended March 31, 2004 and 2003, and were replaced by certificates of deposit and advances from the FHLB which had lower interest rates. These matters contributed to the reduction in the rates paid on certificates of deposit and advances from the FHLB between the two periods.

•	Also impacting the net interest margin during the first three months of 2004 was the issuance of subordinated indebtedness. This indebtedness was issued at the end of 2003, thus it did not impact the prior period’s results.

Rate and Volume Analysis. As noted above, net interest income increased by $1,516,000 between the three months ended March 31, 2004 and 2003. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)
Interest-earning assets:
Loans	$1,202	$(219)	$983
Securities:
Taxable	640	3	643
Tax-exempt	48	—	48
Federal funds sold and securities purchased under agreements to resell	38	—	38
Other	6	2	8

	1,934	214	1,720

Interest-bearing liabilities:
Interest checking	$26	$(6)	$20
Savings and money market accounts	144	(64)	80
Certificates of deposit	254	(256)	(2)

Total interest-bearing deposits	424	(326)	98
Securities sold under agreements to repurchase	1	(7)	(6)
Federal funds purchased	(8)	(8)	(16)
Federal Home Loan Bank advances	76	(51)	25
Subordinated debt	103	—	103

	596	(392)	204

Increase (decrease) in net interest income	$1,338	$(178)	$1,516

(1)	The above amounts are presented on a fully tax equivalent basis.

(2)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

In December 2003, Pinnacle National acquired for $500,000 a $1,500,000 loan which it had previously sold to another financial institution. At March 31, 2004, the net book value of such loan is $86,000 and the loan is on nonaccrual status. Pinnacle Financial is currently accounting for the discount under the cost-recovery method pursuant to Practice Bulletin Number 6, Amortization of Discounts on Certain Acquired Loans, issued by the Accounting Standards Executive Committee (AcSEC). Under the cost-recovery method of accounting, cash collections are first applied against the recorded amount of the loan; when the loan has been reduced to zero, any additional amounts received are recognized as income. The cost-recovery method will continue to be used by Pinnacle until such time that management determines that collection of the discount is probable and the timing of collection can be reasonably estimated. At the time when management can make such determination with respect to the discount, or some portion thereof, Pinnacle will begin amortizing to interest income such amount over the time period that the payments are probable of collection.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $354,000 and $288,000 for the three months ended March 31, 2004 and 2003, respectively.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The increase in the provision for loan losses for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 was primarily due to the increase in loans throughout 2004 when compared to 2003 offset by lower net charge-off’s for 2004 compared to 2003.

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

The following is the makeup of our noninterest income for the three months ended March 31, 2004 and 2003 (dollars in thousands):

			% increase
	2004	2003	(decrease)
Noninterest income:
Service charges on deposit accounts	$164	$102	60.8%
Investment services	390	156	150.0%
Fees from the origination of mortgage loan	192	46	317.4%
Gains on loan participations sold, net	122	2	6,000.0%
Gains on sales of investment securities, net	248	18	1,277.8%
Other noninterest income	109	138	(21.0)%

Total noninterest income	$1,225	$462	165.2%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At March 31, 2004, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $351 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $177 million at March 31, 2003.

Service charge income for 2004 increased over that of 2003 due to an increase in both the balance and number of deposit accounts subject to service charges. Additionally, mortgage related fees, attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003, also provided for a significant portion of the increase in noninterest income between 2004 and 2003. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

Another noninterest income item for the three months ended March 31, 2004 and 2003 was related to our sale of certain loan participations to our correspondent banks that were primarily related to new lending transactions in excess of internal loan limits. At March 31, 2004 and pursuant to participation agreements with these correspondents, we had participated approximately $55 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recorded $122,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the three months ended March 31, 2004 compared to $2,000 during the three months ended March 31 2003. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the three months ended March 31, 2004, were net gains of approximately $248,000 realized from the sale of approximately $22 million of available-for-sale securities.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National was guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies and amounted to approximately $25,000 during the three months ended March 31, 2004 and 2003. At March 31, 2004, the aggregate cash surrender value of these policies, which is reflected in other assets on our consolidated balance sheet, was $1,956,000. Pinnacle National has not borrowed any funds against these policies as of March 31, 2004.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003	% increase
Noninterest expense:
Compensation and employee benefits	$2,267	$1,435	58.0%
Equipment and occupancy	506	397	27.5%
Marketing and other business development	149	75	98.7%
Administrative	221	150	47.3%
Postage and supplies	99	73	35.6%
Other noninterest expense	171	112	52.7%

Total noninterest expense	$3,413	$2,242	52.2%

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate increases in our expenses during 2004 for such items as additional personnel, the opening of additional branches, and other expenses which tend to increase in relation to our growth.

At March 31, 2004, we employed 95 full time equivalent employees compared to 65.5 at March 31, 2003. We intend to continue to add employees to our work force during 2004, which will cause our salary costs to increase in future periods. Also, during 2003 we opened two new branch offices in the Rivergate area of Nashville and in the Cool Springs area of Williamson County. The additional costs to operate these branches also served to increase our occupancy and equipment expenses in 2004 over that of 2003 due to the branches only being open for partial years in 2003. Our intent is to open additional branch offices in 2004 which will also cause expenses to increase in future periods.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.5% in the first quarter of 2004 compared to 72.4% in the first quarter of 2003. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Although our absolute expense level increased between the three month periods ended March 31, 2004 and March 31, 2003, the efficiency ratio improved.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and in what we believe differentiates us from many other financial institutions, substantially all of our employees are eligible for variable pay incentives. Included in the three months ended March 31, 2004 and 2003 are personnel expense amounts of $290,000 and $175,000 in costs related to these variable pay awards. The increase in awards in 2004 from the previous year was primarily due to increases in number of personnel. The incentive plan for 2004 is structured similarly to that of the 2003 plan. Because of the relative experience of our associates, our compensation costs are and will continue to be higher on a per associate basis than most financial institutions. However, we believe that we are able to translate that into shareholder value as evidenced by the fact that the average bank our size requires approximately twice as many people according to America’s Community Banker 2003 Compensation Survey.

Income Taxes. The effective income tax expense rate for the three months ended March 31, 2004 was approximately 33.5% compared to an effective income tax expense rate for the three months ended March 31, 2003 of approximately 34.3%. The reduction in the effective tax rate for the first quarter of 2004 was primarily due to state jobs tax credits.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	March	December	September	June	March	December
	2004	2003	2003	2003	2003	2002
Balance sheet data, at quarter end:
Total assets	$541,052	498,421	440,693	403,229	348,366	305,279
Total loans	323,416	297,004	279,702	255,448	228,842	209,743
Allowance for loan losses	(4,042)	(3,719)	(3,492)	(3,189)	(2,860)	(2,677)
Securities	162,039	139,944	115,421	99,968	94,600	73,980
Total deposits	437,601	390,569	347,191	309,089	266,732	234,016
Securities sold under agreements to repurchase	14,699	15,050	19,291	17,803	15,846	15,050
Advances from FHLB	40,500	44,500	39,500	41,500	32,500	21,500
Subordinated debt	10,310	10,310	—	—	—	—
Total stockholders’ equity	36,266	34,336	33,245	33,627	32,403	32,404
Balance sheet data, quarterly averages:
Total assets	$508,260	454,700	406,142	365,385	326,108	285,929
Total loans	306,549	283,387	269,703	245,383	217,690	201,290
Securities	149,802	137,243	107,162	95,351	87,124	63,150
Total deposits	402,603	356,030	314,302	277,592	243,545	215,617
Securities sold under agreements to repurchase	14,868	16,013	16,136	11,728	14,106	16,685
Advances from FHLB	42,379	43,630	40,239	38,137	29,994	18,054
Subordinated debt	10,310	655	—	—	—	—
Total stockholders’ equity	35,705	33,935	32,542	32,944	32,675	32,167
Statement of operations data, for the three months ended:
Interest income	$5,666	5,244	4,702	4,369	3,946	3,691
Interest expense	1,514	1,351	1,317	1,385	1,310	1,268

Net interest income	4,152	3,893	3,385	2,984	2,636	2,423
Provision for loan losses	354	204	318	347	288	250

Net interest income after provision for loan losses	3,798	3,689	3,067	2,637	2,348	2,173
Noninterest income	1,225	924	1,024	877	462	469
Noninterest expense	3,412	3,268	2,863	2,675	2,242	2,230

Net income before taxes	1,611	1,345	1,228	839	568	412
Income tax expense	540	487	441	302	195	127

Net income	$1,071	858	787	537	373	285

Per share data:
Earnings – basic	$0.29	0.23	0.21	0.15	0.10	0.08
Earnings – diluted	$0.26	0.21	0.20	0.14	0.10	0.08
Book value at quarter end	$9.82	9.30	9.00	9.11	8.78	8.78
Weighted avg. shares – basic	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053
Weighted avg. shares – diluted	4,106,865	4,057,444	3,972,327	3,880,642	3,841,631	3,795,967
Common shares outstanding	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053	3,692,053

Financial Condition

Our consolidated balance sheet at March 31, 2004 reflects significant growth since December 31, 2003. Total assets grew to $541 million as of March 31, 2004 up 34 percent on an annualized basis from the $498 million reported at December 31, 2003 and up 55 percent from the $348 million reported at March 31, 2003. Loans as of March 31, 2004 were $323 million compared to $297 million at December 31, 2003 and $228 million at March 31, 2003. Total deposits increased to $438 million at March 31, 2004, compared to $391 million at December 31, 2003 and $267 million at March 31, 2003.

Net loan growth for the quarter ended March 31, 2004 was $26 million, compared to $17 million during the fourth quarter of 2003 and $19 million during the first quarter of 2003. Total deposit growth for the quarter ended March 31, 2004, was $47 million, compared to $43 million during the fourth quarter of 2003 and $33 million during the first quarter of 2003.

Loans. The composition of loans at March 31, 2004 and December 31, 2003 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2004		2003
	Amount	%	Amount	%
Commercial real estate – Mortgage	$75,404	23.3%	$68,507	23.1%
Commercial real estate – Construction	9,337	2.9	8,211	2.8
Commercial – Other	141,993	43.8	129,882	43.7

Total commercial	226,734	70.1	206,600	69.6

Consumer real estate – Mortgage	81,978	25.3	76,042	25.6
Consumer real estate – Construction	3,504	1.1	3,077	1.0
Consumer – Other	11,200	3.5	11,285	3.8

Total consumer	96,682	29.9	90,404	30.4

Total loans	$323,416	100.0%	$297,004	100.0%

The following table classifies our fixed and variable rate loans at March 31, 2004 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years along with percentage comparisons to December 31, 2003. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2004			Percentages to total loans
	Fixed	Variable		at Mar. 31,	at Dec. 31,
	Rates	Rates	Total	2004	2003
Based on contractual maturities:
Due within one year	$6,032	$101,935	$107,967	33.4%	31.7%
Due in one year through five years	70,034	56,194	126,228	39.0	44.0
Due after five years	17,542	71,679	89,221	27.6	24.3

	$93,608	$229,808	$323,416	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$169,494	$169,494	52.4%	52.7%
Reprice within one year	6,032	29,889	35,921	11.1	8.6
Reprice in one year through five years	70,034	29,762	99,796	30.9	35.2
Reprice after five years	17,542	663	18,205	5.6	3.5

	$93,608	$229,808	$323,416	100.0%	100.0%

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

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2004, we had $86,000 in loans on nonaccrual compared to $379,000 at December 31, 2003.

There were approximately $64,000 in other loans at March 31, 2004 which were 90 days past due and still accruing interest. At March 31, 2004 and December 31, 2003, no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at March 31, 2004 and December 31, 2003. The following table is a summary of our nonperforming assets at March 31, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Nonaccrual loans (1)	$86	$379
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	86	379
Accruing loans past due 90 days or more	64	182

Total nonperforming assets and accruing loans past due 90 days or more	$150	$561

Total loans outstanding	$323,416	$297,004

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.05%	0.19%

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	3.71%	15.08%

(1)	Interest income that would have been recorded during the first quarter of 2004 related to nonaccrual loans was $1,000 compared to $29,000 for the three months ended March 31, 2003, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $1,849,000 at March 31, 2004 or 0.57% of total loans compared to $1,687,000 or 0.57% of total loans at December 31, 2003. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of March 31, 2004 and December 31, 2003, our allowance for loan losses was $4,042,000 and $3,719,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 76% of our loan portfolio at March 31, 2004 and December 31, 2003 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines and letters of credit to borrowers in the trucking industry and to operators of nonresidential buildings at December 31, 2003 and 2002. Credit exposure to the trucking industry approximated $33.0 million at March 31, 2004 and $35.0 million at December 31, 2003. Credit exposure to operators of nonresidential buildings approximated $16.8 million at March 31, 2004 and

$16.6 million at December 31, 2003. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At March 31, 2004 and December 31, 2003, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of March 31, 2004 and December 31, 2003 and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2004		2003
	Amount	%	Amount	%
Commercial	$2,478	70.1%	$2,329	69.6%
Consumer	681	29.9	670	30.4
Unallocated	884	na	720	na

	$4,042	100.0%	$3,719	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2004 and for the year ended December 31, 2003 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2004	2003
Balance at beginning of period	$3,719	$2,677
Provision for loan losses	353	1,157
Charged-off loans	(33)	(167)
Recoveries of previously charged-off loans	3	52

Balance at end of period	$4,042	$3,719

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.25%	1.28%

Ratio of net charge-offs to average loans outstanding for the period (1)	0.04%	0.05%

(1)	The ratio of net charge-off’s to average loans outstanding for the three months ended March 31, 2004 was computing by annualizing the net charge-off amount to a twelve-month period.

During the first quarter of 2004, we charged-off $33,000 related to several consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Investments. The following table summarizes the amortized cost and fair value of our securities at March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$9,413	$122	$—	$9,535
Mortgage-backed securities	121,511	1,329	(152)	122,688
State and municipal securities	1,180	5	(1)	1,184
Corporate notes	976	—	—	976

	$133,080	$1,456	$(153)	$134,383

Securities held-to-maturity:
U.S. government and agency securities	$17,746	$—	$—	$17,746
State and municipal securities	9,910	—	—	9,910

	$27,656	$—	$—	$27,656

	December 31, 2003 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$27,023	$353	$(104)	$27,272
Mortgage-backed securities	103,088	507	(617)	102,978
State and municipal securities	9,590	143	(39)	9,694

	$139,701	$1,003	$(760)	$139,944

(1)	At December 31, 2003, Pinnacle National had no securities classified as “held-to-maturity”.

On March 31, 2004, Pinnacle National transferred $27.7 million of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. These securities were selected for the held-to-maturity classification because we have the ability and intent to hold such securities until their maturity. The unrealized gain on such securities as of the date of transfer was $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and will be amortized over the remaining lives of the respective held-to-maturity securities.

During the first quarter of 2004, we sold $22 million of available-for-sale securities at a net gain of $248,000. At March 31, 2004, approximately $89 million of our available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004
	U.S. government		State and
	and agency		municipal		Corporate
	securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,000	3.5%	—	—	976	3.4%	3,976	3.5%
Due in five years to ten years	6,535	4.7%	—	—	—	—	6,535	4.7%
Due after ten years	—	—	1,184	5.9%	—	—%	1,184	5.9%

	$9,535	4.3%	$1,184	5.9%	$976	3.4%	$11,695	4.4%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	2,038	4.8%	—	—	2,038	4.8%
Due in five years to ten years	17,746	4.2%	7,392	5.0%	—	—	25,138	4.5%
Due after ten years	—	—	480	5.2%	—	—	480	5.2%

	$17,746	4.2%	$9,910	4.9%	$—	—%	$27,656	4.5%

	December 31, 2003 (1)
	U.S. government		State and
	and agency		municipal		Corporate
	securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	4,036	4.0%	2,005	4.8%	—	—	6,041	4.3%
Due in five years to ten years	23,236	4.4%	7,221	5.0%	—	—	30,457	4.6%
Due after ten years	—	—	468	5.2%	—	—%	468	5.2%

	$27,272	4.3%	$9,694	4.9%	$—	—%	$36,966	4.7%

(1)	At December 31, 2003, Pinnacle National had no securities classified as “held-to-maturity”. We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $438 million of deposits at March 31, 2004 compared to $391 million at December 31, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $14.7 million at March 31, 2004 compared to $15.1 million at December 31, 2003. Additionally, at March 31, 2004, we had borrowed $40.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $44.5 million at December 31, 2003.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004		December 31, 2003
	Amount	Percentage	Amount	Percentage
Core funding:
Noninterest-bearing demand deposits	$66,621	13.2%	$60,796	13.2%
Interest-bearing demand deposits	40,040	8.0	31,407	6.8
Savings and money market deposits	165,389	32.9	140,384	30.5
Time deposits less than $100,000	44,014	8.7	43,996	9.6

Total core funding	316,064	62.8	276,583	60.1

Non-core funding:
Time deposits greater than $100,000
Public funds	36,364	7.2	26,812	5.8
Brokered deposits	36,387	7.2	39,364	8.5
Other time deposits greater than $100,000	48,787	9.7	47,810	10.4
Securities sold under agreements to repurchase	14,699	2.9	15,050	3.3
Federal Home Loan Bank advances	40,500	8.1	44,500	9.7
Subordinated debt	10,310	2.1	10,310	2.2

Total non-core funding	187,047	37.2	183,846	39.9

	$503,111	100.0%	$460,429	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of March 31, 2004 and December 31, 2003 amounted to $121.5 million and $114.0 million, respectively. The following table shows our time deposits over $100,000 by category at March 31, 2004 and December 31, 2003, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	March 31, 2004	December 31, 2003
Three months or less	$34,542	$32,054
Over three but less than six months	43,323	28,109
Over six but less than twelve months	19,330	28,502
Over twelve months	24,343	25,321

	$121,538	$113,986

Subordinated debt. On December 29, 2003, we established PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. Pinnacle Financial is the sole sponsor of the trust and owns $310,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 and using the proceeds from the issuance of the common and preferred securities to purchase $10,310,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trust are the Subordinated Debentures. Pinnacle Financial’s $310,000 investment in the Trust is included in other assets and the $10,310,000 obligation of Pinnacle Financial is included in subordinated debt.

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

The Trust Preferred Securities qualify as Tier I capital under current regulatory interpretations. However, banking regulators are currently reviewing such treatment, the outcome of which is not known. Should the banking regulators determine that treatment of trust preferred securities shall not be treated as Tier 1 capital, such determination would have an impact on Pinnacle Financial; however Pinnacle Financial’s capital structure, at the present time and based on our current growth projections, is such that utilization of the Trust Preferred Securities as Tier II capital is more critical to Pinnacle Financial than the Trust Preferred Securities maintaining their present Tier I capital treatment. To our knowledge, there has been no serious consideration given by banking regulators to disqualify trust preferred securities as Tier II capital.

Capital Resources. At March 31, 2004 and December 31, 2003, our stockholders’ equity amounted to $36.3 million and $34.3 million, respectively. The change in stockholders’ equity between December 31, 2003 and March 31, 2004 was attributable to our net income for the three months ended March 31, 2004 of $1,071,000 and the net increase in comprehensive income of $859,000 attributable to the increase in fair value of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At March 31, 2004 and December 31, 2003, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At March 31, 2004 and December 31, 2003, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at March 31, 2004 and December 31, 2003:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$49,624	12.1%	$32,691	8.0%	not applicable
Pinnacle National	$42,571	10.6%	$32,113	8.0%	$40,141	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$45,567	11.2%	$16,345	4.0%	not applicable
Pinnacle National	$38,519	9.6%	$16,056	4.0%	$24,085	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$45,567	9.0%	$20,343	4.0%	not applicable
Pinnacle National	$38,519	7.6%	$20,324	4.0%	$25,405	5.0%
At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.

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

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (net income divided by average total assets), return on average equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three-month period ended March 31, 2004 compared to the year ended December 31, 2003.

	2004	2003
Return on average assets	0.85%	0.66%
Return on average equity	12.03%	7.70%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.02%	8.54%

(1)	The return on average assets and return on average equity for the three months ended March 31, 2004 was computed by annualizing the numerator to a twelve-month period.

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

Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change up or down in rates from management’s most likely interest rate forecast over the next twelve months. We have operated within this guideline since inception. The results of our current simulation model would indicate that our net interest income should increase with a gradual rise in interest rates over the next twelve months and decrease should interest rates fall over the same period.

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

Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal. To assist us in managing our interest rate sensitivity, we have established a cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities of 75% to 125% in this time horizon. We have operated within these amounts since inception.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2004 and December 31, 2003, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2004, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $40.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
June 18, 2004	3,000	1.24
July 28, 2004	2,000	1.90
July 30, 2004	4,000	2.94
September 15, 2004	5,000	1.28
January 28, 2005	2,000	2.18
October 14, 2005	3,000	3.10
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
March 12, 2006	3,000	1.97
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
September 30, 2006	4,000	2.39
January 26, 2007	2,000	3.24

	$40,500

Weighted average interest rate		2.26%

At March 31, 2004, brokered certificates of deposit approximated $36.4 million which represented 7.2% of total fundings compared to $39.4 million and 8.5% at December 31, 2002. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At March 31, 2004, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson, Williamson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities in Davidson, Williamson and surrounding counties.

The following table presents additional information about our contractual obligations as of March 31, 2004, which by their terms have contractual maturity and termination dates subsequent to March 31, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Contractual obligations:
Certificates of deposit	$123,852	$41,405	$294	$—	$165,551
Securities sold under agreements to repurchase	14,699	—	—	—	14,699
Federal Home Loan Bank advances	16,000	24,500	—	—	40,500
Subordinated debt	—	—	—	10,310	10,310
Minimum operating lease commitments	571	1,205	1,279	2,031	5,086

Totals	$155,122	$67,110	$1,573	$12,341	$236,146

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At March 31, 2004, we had outstanding standby letters of credit of $32.8 million and unfunded loan commitments outstanding of $109.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At March 31, 2004, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of March 31, 2004, which by their terms have contractual maturity dates subsequent to March 31, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Unfunded commitments:
Letters of credit	$30,692	$2,081	$30	$—	$32,803
Lines of credit	67,355	13,072	2,059	26,814	109,300

Totals	$98,047	$13,280	$2,089	$26,814	$142,103

Impact of Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position on results of operations of Pinnacle Financial.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Pinnacle Financial has adopted the requirements of this EITF.

Other Accounting Developments

In March 2004, the FASB issued an exposure document entitled Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in additional compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item 3 is included on pages 32 through 35 of Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Pinnacle Financial or any of its subsidiaries are or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

(e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Charter, as amended and restated (restated for SEC electronic filing purposes only)

10.22
Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (Incorporated by reference to Exhibit No. 10.1 to the Registration Statement on Form S-8 (Registration No. 323-614799) of the Company filed with the Securities and Exchange Commission on April 23, 2004)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A current report on Form 8-K dated January 20, 2004, was furnished to the Securities and Exchange Commission under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” of such form, and was furnished to disclose the press release issued by the Company on January 20, 2004 announcing the Company’s results for the year ended December 31, 2003.

A current report on Form 8-K dated February 2, 2004, was furnished to the Securities and Exchange Commission under Item 7. “Financial Statements, Pro Forma Financial Information and

Exhibits”, Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” of such form, and was furnished to disclose a slide package prepared for use by M. Terry Turner, President and Chief Executive Officer; Robert A. McCabe, Jr., Chairman of the Board; and Harold R. Carpenter, Chief Financial Officer of Pinnacle Financial Partners, Inc. for presentation to investment analysts, institutional and other investors and others.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner

M. Terry Turner
President and Chief Executive Officer

Date: May 6, 2004

By: /s/ Harold R. Carpenter

Harold R. Carpenter
Chief Financial Officer

Date: May 6, 2004