Form 10-Q
period 2004-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2004-08-06
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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
Yes [  ] No [X]

As of July 31, 2004, there were 7,404,586 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2004

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank (“Pinnacle National”) to satisfy regulatory requirements for its expansion plans, (vi) changes in the legislative and regulatory environment and (vii) the inability of Pinnacle Financial to successfully complete its recently announced public offering of common stock. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and noninterest-bearing due from banks	$21,147,438	$13,768,278
Interest-bearing due from banks	747,081	1,180,371
Federal funds sold	24,613,281	32,235,401

Cash and cash equivalents	46,507,800	47,184,050
Securities available-for-sale, at fair value	137,892,209	139,944,238
Securities held-to-maturity (fair value of $26,326,316)	27,636,017	—
Mortgage loans held-for-sale	3,853,818	1,582,600
Loans	355,267,007	297,004,110
Less allowance for loan losses	(4,465,615)	(3,718,598)

Loans, net	350,801,392	293,285,512
Premises and equipment, net	7,593,716	6,911,359
Other assets	12,028,192	9,512,899

Total assets	$586,313,144	$498,420,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$82,491,061	$60,796,396
Interest-bearing demand	35,845,391	31,407,213
Savings and money market accounts	162,334,853	140,383,878
Time	186,649,747	157,981,525

Total deposits	467,321,052	390,569,012
Securities sold under agreements to repurchase	23,772,482	15,050,110
Federal Home Loan Bank advances	47,500,000	44,500,000
Subordinated debt	10,310,000	10,310,000
Other liabilities	2,284,513	3,655,155

Total liabilities	551,188,047	464,084,277
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 20,000,000 shares authorized; 7,404,586 issued and outstanding at June 30, 2004 and 7,384,106 issued and outstanding at December 31, 2003	7,404,586	7,384,106
Additional paid-in capital	27,071,090	26,990,894
Retained earnings (accumulated deficit)	2,050,342	(189,155)
Accumulated other comprehensive income (loss), net	(1,400,921)	150,536

Total stockholders’ equity	35,125,097	34,336,381

Total liabilities and stockholders’ equity	$586,313,144	$498,420,658

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$4,505,938	$3,356,843	$8,452,510	$6,320,353
Securities, available-for-sale
Taxable	1,555,145	930,427	3,106,004	1,833,697
Tax-exempt	99,010	42,523	184,985	85,162
Federal funds sold and other	65,364	39,690	148,081	76,101

Total interest income	6,225,457	4,369,483	11,891,580	8,315,313

Interest expense:
Deposits	1,328,050	1,119,586	2,499,238	2,192,258
Securities sold under agreements to repurchase	11,380	12,170	20,673	26,966
Federal funds purchased and other borrowings	350,212	253,060	683,562	475,189

Total interest expense	1,689,642	1,384,816	3,203,473	2,694,413

Net interest income	4,535,815	2,984,667	8,688,107	5,620,900
Provision for loan losses	448,474	347,266	802,322	635,292

Net interest income after provision for loan losses	4,087,341	2,637,401	7,885,785	4,985,608
Noninterest income:
Service charges on deposit accounts	231,208	120,360	395,053	222,113
Investment services	404,516	176,292	794,095	332,224
Mortgage lending income	265,902	197,906	457,822	244,093
Gain on loan participations sold	116,461	124,039	238,078	126,229
Gain on sale of investment securities, net	—	116,573	248,353	134,270
Other noninterest income	164,796	141,879	274,838	280,304

Total noninterest income	1,182,883	877,049	2,408,239	1,339,233

Noninterest expense:
Compensation and employee benefits	2,319,763	1,693,685	4,587,105	3,128,597
Equipment and occupancy	535,053	445,961	1,040,743	842,786
Marketing and other business development	155,791	103,775	304,949	179,264
Administrative	315,709	183,692	536,407	321,913
Postage and supplies	124,125	106,229	223,264	179,491
Other noninterest expense	163,418	141,685	334,177	265,242

Total noninterest expense	3,613,859	2,675,027	7,026,645	4,917,293

Income before income taxes	1,656,365	839,423	3,267,379	1,407,548
Income tax expense	487,890	302,556	1,027,882	497,702

Net income	$1,168,475	$536,867	$2,239,497	$909,846

Per share information:
Basic net income per common share	$0.16	$0.07	$0.30	$0.12

Diluted net income per common share	$0.14	$0.07	$0.27	$0.12

Weighted average shares outstanding:
Basic	7,397,920	7,384,106	7,391,013	7,384,106
Diluted	8,279,114	7,761,284	8,246,422	7,722,274

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

For the six months ended June 30, 2004 and 2003

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances, December 31, 2002	7,384,106	$7,384,106	$26,990,894	$(2,743,794)	$772,441	$32,403,647
Comprehensive income:
Net income	—	—	—	909,846	—	909,846
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $(665,789)	—	—	—	—	313,847	313,847

Total comprehensive income						1,223,693

Balances, June 30, 2003	7,384,106	$7,384,106	$26,990,894	$(1,833,948)	$1,086,288	$33,627,340

Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$(189,155)	$150,536	$34,336,381
Exercise of employee incentive common stock options	20,480	20,480	80,196	—	—	100,676
Comprehensive income:
Net income	—	—	—	2,239,497	—	2,239,497
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $858,628	—	—	—	—	(1,551,457)	(1,551,457)

Total comprehensive income						688,040

Balances, June 30, 2004	7,404,586	$7,404,586	$27,071,090	$2,050,342	$(1,400,921)	$35,125,097

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities:
Net income	$2,239,497	$909,846
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of available-for-sale securities	539,066	362,468
Depreciation and amortization	544,310	430,522
Provision for loan losses	802,322	635,292
Gain on sale of investment securities, net	(248,353)	(134,270)
Gain on participations sold	(238,078)	(126,229)
Deferred tax expense (benefit)	(433,932)	497,702
Mortgage loans held-for-sale:
Loans originated	(26,905,608)	(13,636,910)
Loans sold	24,634,390	11,325,210
Increase in other assets	(303,556)	(123,512)
Decrease in other liabilities	(1,370,642)	(1,099,446)

Net cash used in operating activities	(740,584)	(959,327)

Investing activities:
Activities in securities available-for-sale:
Purchases	(69,273,714)	(70,040,180)
Sales	21,876,953	18,945,243
Maturities, prepayments and calls	19,019,714	25,384,782

	(28,377,047)	(25,710,155)

Net increase in loans	(58,318,202)	(45,828,598)
Purchases of premises and equipment and software	(1,105,555)	(2,334,810)
Purchases of other assets	(709,950)	(743,400)

Net cash used in investing activities	(88,510,754)	(74,616,963)

Financing activities:
Net increase in deposits	76,752,040	75,072,989
Net increase in securities sold under agreements to repurchase	8,722,372	2,753,153
Advances from Federal Home Loan Bank
Issuances	14,000,000	20,000,000
Payments	(11,000,000)	(500)
Exercise of common stock options	100,676	—

Net cash provided by financing activities	88,575,088	97,826,142

Net increase (decrease) in cash and cash equivalents	(676,250)	22,249,852
Cash and cash equivalents, beginning of period	47,184,050	12,942,129

Cash and cash equivalents, end of period	$46,507,800	$35,191,981

Supplemental disclosure:
Cash paid for interest	$3,219,730	$2,727,802

Cash paid for income taxes	$1,521,817	$—

Transfers of securities available-for-sale to held-to-maturity	$27,655,669	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

     Nature of Business - Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Additionally, PFP Title Company is a wholly-owned subsidiary of Pinnacle National. Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company sells title insurance policies to Pinnacle National customers and others. Pinnacle Community Development, Inc. is a wholly-owned subsidiary of Pinnacle National and was established to be certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of the Treasury. PNFP Statutory Trust I, a wholly-owned subsidiary of Pinnacle Financial, was created for the exclusive purpose of issuing capital trust preferred securities.

     Basis of Presentation - These consolidated financial statements include the accounts of Pinnacle Financial. Significant intercompany transactions and accounts are eliminated in consolidation, other than the accounts of PNFP Statutory Trust I which are included in these consolidated financial statements pursuant to the equity method of accounting.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

     Income Per Common Share - Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants.

     As of June 30, 2004 and 2003, there were common stock options outstanding to purchase up to 1,039,000 and 862,800 common shares, respectively. All but 700 of these shares have exercise prices which, when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and six months ended June 30, 2004 and 2003. Additionally, as of June 30, 2004, Pinnacle Financial had dilutive warrants outstanding to purchase 406,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and six months ended June 30, 2004 and 2003.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share calculation:
Numerator - Net income	$1,168,475	$536,867	$2,239,497	$909,846
Denominator - Average common shares outstanding	7,397,920	7,384,106	7,391,013	7,384,106
Basic net income per share	$0.16	$0.07	$0.30	$0.12
Diluted earnings per share calculation:
Numerator - Net income	$1,168,475	$536,867	$2,239,497	$909,846
Denominator - Average common shares outstanding	7,397,920	7,384,106	7,391,013	7,384,106
Dilutive shares contingently issuable	881,194	377,178	855,409	338,168

Average dilutive common shares outstanding	8,279,114	7,761,284	8,246,422	7,722,274
Diluted net income per share	$0.14	$0.07	$0.27	$0.12

     On April 20, 2004, the Board of Directors of Pinnacle Financial approved a two for one stock split of the Company’s common stock payable as a 100% stock dividend on May 10, 2004 to shareholders of record on April 30, 2004. Pinnacle Financial has retroactively applied the impact of this stock split in these consolidated financial statements.

     Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2003 and are included below.

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the equity incentive plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income per share would have been adjusted to the pro forma amounts indicated below for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$1,168,475	$536,867	$2,239,497	$909,846
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(73,305)	(50,059)	(139,925)	(93,968)

Pro forma net income	$1,095,170	$486,808	$2,099,572	$815,878

Per share information:
Basic net income As reported	$0.16	$0.07	$0.30	$0.12
Pro forma	$0.15	$0.07	$0.28	$0.11
Diluted net income As reported	$0.14	$0.07	$0.27	$0.12
Pro forma	$0.13	$0.06	$0.25	$0.11

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     For purposes of these calculations, the fair value of options granted for the six months ended June 30, 2004 and 2003 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2004	2003
Risk free interest rate	1.00%	1.24%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	28.5%	40.3%
Weighted average fair value	$3.56	$2.49

     Recent Accounting Pronouncements - In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position on results of operations of Pinnacle Financial.

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

     Business Segments - Pinnacle Financial operates in one business segment, commercial banking, and has no individually significant business segments.

     Comprehensive Income (Loss) - Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

     Reclassifications - Certain prior period amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no impact on net income or loss during any period.

Note 2. Securities

     The amortized cost and fair value of securities at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$18,800,070	$—	$(288,394)	$18,511,676
Mortgage-backed securities	117,180,256	157,706	(2,251,795)	115,086,167
State and municipal securities	2,160,852	—	(106,045)	2,054,807
Corporate notes	2,321,850	2,624	(84,915)	2,239,560

	$140,463,028	$160,330	$(2,731,149)	$137,892,209

Securities held-to-maturity:
U.S. government and agency securities	$17,746,396	$—	$(806,221)	$16,940,175
State and municipal securities	9,889,621	—	(503,480)	9,386,141

	$27,636,017	$—	$(1,309,701)	$26,326,316

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$27,023,126	$353,204	$(104,354)	$27,271,976
Mortgage-backed securities	103,087,958	506,881	(616,953)	102,977,886
State and municipal securities	9,590,357	142,970	(38,951)	9,694,376

	$139,701,441	$1,003,055	$(760,258)	$139,944,238

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2004, Pinnacle Financial had two issuances (one mortgage backed-security in the available-for-sale portfolio and one municipal security in the held-to-maturity portfolio) that had been in an unrealized loss position for more than twelve months. At June 30, 2004, the amortized cost of these securities was approximately $2,800,000 compared to a fair value of $2,690,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive loss, net of tax, and will be amortized over the remaining lives of the respective held-to-maturity securities.

     Pinnacle Financial realized approximately $248,000 in net gains from the sale of $21,877,000 of available-for-sale securities during the six months ended June 30, 2004, of which none were realized in the second quarter of 2004, and $134,000 in net gains on the sale of $18,945,000 of available-for-sale securities during the six months ended June 30, 2003 of which $116,000 were realized in the second quarter of 2003. Gross realized gains amounted to $312,000 on the sale of $10.9 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $11.0 million of available-for-sale securities during the six months ended June 30, 2004. During the six months ended June 30, 2003, gross realized gains amounted to $148,000 on the sale of $16,929,000 of available-for-sale securities while gross realized losses amounted to $14,000 on the sale of $2,017,000 of available-for-sale securities. At June 30, 2004, approximately $104,635,000 of Pinnacle Financial’s securities portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

Note 3. Loans and Allowance for Loan Losses

     The composition of loans at June 30, 2004 and December 31, 2003 is summarized as follows:

	2004	2003
Commercial real estate — Mortgage	$89,309,516	$68,507,350
Commercial real estate — Construction	8,427,763	8,210,646
Commercial — Other	152,056,724	129,881,732

Total Commercial	249,794,003	206,599,728

Consumer real estate — Mortgage	90,197,112	76,041,526
Consumer real estate — Construction	2,876,404	3,077,656
Consumer — Other	12,399,488	11,285,200

Total Consumer	105,473,004	90,404,382

Total Loans	355,267,007	297,004,110
Allowance for loan losses	(4,465,615)	(3,718,598)

Loans, net	$350,801,392	$293,285,512

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $39.3 million and $35.0 million, while credit exposure to operators of nonresidential buildings approximated $23.5 million and $16.6 million at June 30, 2004 and December 31, 2003, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At June 30, 2004 and 2003, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,339,000 and $1,095,000 at June 30, 2004 and 2003, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $7,000 and $50,000 for the six months ended June 30, 2004 and 2003, respectively.

     Changes in the allowance for loan losses for the six months ended June 30, 2004 and for the year ended December 31, 2003 are as follows:

	2004	2003
Balance at beginning of period	$3,718,598	$2,677,043
Charged-off loans	(64,949)	(167,023)
Recovery of previously charged-off loans	9,644	51,298
Provision for loan losses	802,322	1,157,280

Balance at end of period	$4,465,615	$3,718,598

     At June 30, 2004, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $7,594,000 to certain directors, executive officers, and their related entities of which $5,493,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     In December 2003, Pinnacle Financial acquired for $500,000, a $1,500,000 loan which it had previously sold to another financial institution. Pinnacle Financial accounted for the discount under the cost-recovery method pursuant to Practice Bulletin Number 6, Amortization of Discounts on Certain Acquired Loans, issued by the Accounting Standards Executive Committee (AcSEC). Under the cost-recovery method of accounting, cash collections were first applied against the $500,000 recorded amount of the loan; when the loan has been reduced to zero, additional amounts received were recognized as income. During the second quarter of 2004, Pinnacle National collected the remaining net book value of the loan and an additional $260,000, of which $217,000 was recognized as interest income and $43,000 was credited to other expense as a recovery of legal expenses incurred by Pinnacle Financial. As the result of a settlement agreement entered into with the borrower during the quarter, Pinnacle Financial expects to receive additional funds over the next eight years. Pinnacle Financial will recognize these future cash flows as interest income over their expected collection period. At June 30, 2004, the balance of the loan discount associated with these cash flows is approximately $690,000.

     During the three and six months ended June 30, 2004 and 2003, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the three months ended June 30, 2004 and 2003 of approximately $116,000 and $124,000, respectively, and for the six months ended June 30, 2004 and 2003 of approximately $238,000 and $126,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan. At June 30, 2004, the unamortized asset associated with these cumulative gains approximated $589,000.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Income Taxes

     Income tax expense for the three and six months ended June 30, 2004 and 2003 consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Current tax expense:
Federal	$480,075	$—	$1,230,930	$—
State	121,109	—	230,884	—

Total current tax expense	601,184	—	1,461,814	—

Deferred tax expense (benefit):
Federal	(94,062)	248,941	(359,687)	413,249
State	(19,232)	53,615	(74,245)	84,453

Total deferred tax expense (benefit)	(113,294)	302,556	(433,932)	497,702

	$487,890	$302,556	$1,027,882	$497,702

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2004 and 2003 to income before income taxes. A reconciliation of the differences for the six months ended June 30, 2004 and 2003 is as follows:

	2004	2003
Income taxes at statutory rate	$1,110,908	$478,566
State tax benefit, net of federal tax effect	107,200	55,739
Federal tax credits	(108,000)	—
Other items	(82,226)	(36,603)

Income tax expense	$1,027,882	$497,702

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

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at June 30, 2004 and December 31, 2003 are as follows:

	2004	2003
Deferred tax assets:
Loan loss allowance	$1,688,359	$1,402,434
Securities	858,628	—
Other accruals	78,747	109,026

	2,625,734	1,511,460

Deferred tax liabilities:
Accumulated depreciation and amortization	154,601	231,524
Securities	—	92,263
Other accruals	39,514	140,874

	194,115	464,664

Net deferred tax assets	$2,431,619	$1,046,799

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Commitments and Contingent Liabilities

     In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at June 30, 2004 is as follows:

Commitments to extend credit	$119,431,000
Standby letters of credit	$42,518,000

     At June 30, 2004, the fair value of Pinnacle Financial’s standby letters of credit was $183,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of June 30, 2004, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

Note 6. Equity Incentive Plans

     Pinnacle Financial has equity incentive plans under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant Additionally, Pinnacle Financial’s 2004 equity

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

incentive plan provides for the granting of restricted share awards and performance-based awards, such as stock appreciation rights. As of June 30, 2004, the only grants made from these plans have been in the form of stock options. All of the options that have been granted are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.

     A summary of the plan changes for the three-month period ended June 30, 2004 is as follows:

		Weighted-Average
	Number	Exercise Price
Outstanding at December 31, 2003	907,400	$5.39
Granted	153,980	13.14
Exercised	(20,480)	4.82
Forfeited	(1,900)	4.73

Outstanding at June 30, 2004	1,039,000	$6.55

     The following table summarizes information about Pinnacle Financial’s stock option plan at June 30, 2004:

	Number of		Weighted-
	Remaining	Weighted-Average	Average	Number of
Grant date	Shares	Contractual	Exercise	Shares
by year	Outstanding	Life in Years	Price	Exercisable
2000	362,400	6.8	$3.82	217,440
2001	94,540	7.5	3.88	56,304
2002	245,480	7.8	5.01	96,272
2003	182,600	8.9	7.55	27,360
2004	153,980	9.8	13.14	—

	1,039,000	7.7	$6.55	397,376

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

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2004 and December 31, 2003, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$51,312	11.2%	$36,613	8.0%	not applicable
Pinnacle National	$49,272	10.8%	$36,575	8.0%	$45,719	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$46,836	10.2%	$18,306	4.0%	not applicable
Pinnacle National	$44,676	9.8%	$18,287	4.0%	$27,431	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$46,836	8.4%	$22,209	4.0%	not applicable
Pinnacle National	$44,676	8.1%	$22,190	4.0%	$27,737	5.0%
At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.

     In connection with approving Pinnacle Financial’s issuance of $10 million of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required Pinnacle Financial to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the year ended December 31, 2004. Furthermore, and in order to provide additional assurance to the FRB-Atlanta as to the maintenance of these ratios, Pinnacle Financial’s President and Chief Executive Officer, Chairman and Chief Administrative Officer agreed to exercise their common stock warrant agreements should it become apparent that maintenance of the ratios at the required levels would not occur otherwise during the year ended December 31, 2004.

Note 8. Investments in Affiliated Companies

     Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. The Trust was formed on December 30, 2003. Summary financial information for the Trust as of June 30, 2004 follows (dollars in thousands):

Asset - Investment in subordinated debentures issued by Pinnacle Financial	$10,310

Liabilities - Trust preferred securities	$10,000
Equity - Common stock (100% owned by Pinnacle Financial)	310

Total liabilities and equity	$10,310

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Subsequent Event

     On July 23, 2004, Pinnacle Financial filed a registration statement with the Securities and Exchange Commission in order to register up to 850,000 shares of Pinnacle Financial common stock plus an additional 15% pursuant to the underwriters’ over allotment allocation for sale to the public. If consummated, Pinnacle Financial will use the proceeds of this capital issuance to support the continued growth of Pinnacle Financial and Pinnacle National. Pinnacle Financial believes that the proceeds from this offering will allow Pinnacle Financial to meet capital level commitments to FRB-Atlanta for 2004 and should provide, under current regulatory guidelines, the regulatory capital Pinnacle Financial needs to support its anticipated growth for the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2004 and December 31, 2003 and our results of operations for the three and six months ended June 30, 2004 and 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Pinnacle Financial’s rapid growth from its inception through the second quarter of 2004 continues to have a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the three months ended June 30, 2004 of $0.14 per diluted share as compared to $0.07 per diluted share for the three months ended June 30, 2003. For the six months ended June 30, 2004, net income per diluted share amounted to $0.27 per diluted share as compared to $0.12 per diluted share for the six months ended June 30, 2003. At June 30, 2004, loans totaled $355 million, as compared to $297 million at December 31, 2003, while total deposits were $467 million at June 30, 2004 compared to $391 million at December 31, 2003.

Results of Operations. Pinnacle Financial’s net interest income increased from $3.0 million in the second quarter of 2003 to $4.5 million in 2004. Net interest income for the first six months of 2004 was $8.7 million compared to $5.6 million for the same period in 2003. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.51% for both periods in 2004 compared to 3.48% for the three months ended June 30, 2003 and 3.43% for the six months ended June 30, 2003.

The increase in loan volumes for the three and six months ended June 30, 2004 was the primary cause for the $102,000 and $168,000 increase, respectively, in Pinnacle Financial’s provision for loan losses when compared to the same periods in 2003. As Pinnacle Financial’s loan portfolio continues to grow, Pinnacle Financial expects that it will continue to record a provision for loan losses approximately consistent with the growth in the loan portfolio.

Noninterest income for the first three and six months of 2004 compared to the same time periods in 2003 increased by $306,000, or 35%, and $1,069,000, or 80%, respectively. The increases between 2004 and 2003 were due to Pinnacle Financial initiating a mortgage origination unit during early 2003; increases in investment services revenues between the periods; and increases in gains on the sales of securities available-for-sale and loans.

Pinnacle Financial’s growth for the first six months of 2004 when compared to the same time period in 2003 resulted in an increase of approximately $2.1 million in noninterest expense related to salaries and employee benefits, equipment and occupancy expenses and other operating expenses. As Pinnacle Financial increased its number of full-time equivalent employees from 73.5 at June 30, 2004 to 101.5 at June 30, 2004, Pinnacle Financial experienced an approximately $1,458,000 increase in compensation and employee benefit expense. Pinnacle Financial expects to add additional employees throughout 2004 which will cause Pinnacle Financial’s compensation and employee benefit expense to increase in future periods. Pinnacle Financial’s branch expansion efforts in 2003 also resulted in increased noninterest expense for 2003 and the first six months of 2004. The increased operational expenses for the branches opened in 2003 and the expected opening of two additional branches in 2004 will continue to result in increased noninterest expense in future periods. Although Pinnacle Financial’s expenses increased in 2004 when compared to 2003, Pinnacle Financial’s efficiency ratio, the ratio of noninterest expense to the sum of net interest income and noninterest income, decreased from 70.6% for the six months ended June 30, 2003 compared to 63.3% for the six months ended June 30, 2004.

Furthermore, we believe that a rising interest rate environment, which we believe is more likely than a falling rate environment over the next few quarters, will result in increased earnings for us over that of a falling or stagnant rate environment. Currently, approximately 52.4% of our loan volumes are floating rate loans that reprice with adjustments to our prime lending rate or other similarly published overnite interest rate indices. We also believe we will continue to grow our balance sheet with continued emphasis on floating rate lending. The additional revenues provided by these two items should be sufficient to overcome any immediate increases in funding costs which would also be incurred in a rising rate environment.

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

Financial Condition. The $58 million increase in loans during the first six months of 2004 contributed to the increase in Pinnacle Financial’s net income for the six months ended June 30, 2004 when compared to an increase of $46 million for the similar period in 2003. This increase in volume offset the decrease in average yields on loans between 2004 and 2003. As Pinnacle Financial seeks to increase its loan portfolio it must also continue to monitor the risks inherent in its lending operations. If Pinnacle Financial’s allowance for loan losses is not sufficient to cover loan losses in Pinnacle Financial’s loan portfolio, increases to the allowance for loan losses would be required which would decrease Pinnacle Financial’s earnings.

Pinnacle Financial has successfully grown its total deposits to $467 million at June 30, 2004. This growth in deposits has allowed Pinnacle Financial to fund its asset growth at a lower cost in 2004 than in 2003. While rates paid on deposits decreased during the first six months of 2004 compared to the same period in 2003, Pinnacle Financial, for competitive reasons, has typically adjusted its deposit rates more slowly than its loan yields during a period of declining interest rates. As such, Pinnacle Financial’s deposit funding costs do not decrease as quickly as do revenues from interest income on earning assets, thus reducing Pinnacle Financial’s net interest margin. In addition, Pinnacle Financial believes that in certain cases rates paid on deposits have decreased to such levels that further reductions could put Pinnacle Financial at a competitive disadvantage as customers seek higher returns on their balances. The reverse impact would likely result in a scenario of rising interest rates.

Capital and Liquidity. On December 30, 2003, Pinnacle Financial issued $10 million in subordinated debt which bears interest at a floating rate based on a spread over 3-month LIBOR, which is set each quarter, and matures on December 30, 2033. Pursuant to current regulatory guidelines, all of this issuance is classified as Tier 1 capital for regulatory capital purposes for Pinnacle Financial. At June 30, 2004, Pinnacle Financial’s capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. Additionally, at June 30, 2004, Pinnacle National would be considered to be “well-capitalized” pursuant to banking regulations.

On July 23, 2004, Pinnacle Financial filed a registration statement with the Securities and Exchange Commission in order to register up to 850,000 shares of Pinnacle Financial common stock plus an additional 15% pursuant to the underwriters’ over allotment allocation for sale to the public. If consummated, Pinnacle Financial will use the proceeds of this capital issuance to support the continued growth of Pinnacle Financial and Pinnacle National. Pinnacle Financial believes that the proceeds from this offering will allow Pinnacle Financial to continue to meet capital level commitments to the Federal Reserve Bank of Atlanta through the remainder of 2004 and should provide, under current regulatory guidelines, the regulatory capital Pinnacle Financial needs to support its anticipated growth for the foreseeable future.

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

Results of Operations

Our results for the three months ended June 30, 2004 and 2003 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The net income for the three months ended June 30, 2004 and 2003 was $1,168,000 and $537,000, respectively, while the net income for the first six months of 2004 was $2,239,000 compared to $910,000 for the first six months of 2003 as follows:

	Three Months			Six Months
	Ended June 30,		Percent	Ended June 30,		Percent
	2004	2003	Increase	2004	2003	Increase
Interest income	$6,225	$4,369	43%	$11,892	$8,315	43%
Interest expense	1,689	1,385	22	3,204	2,694	19

Net interest income	4,536	2,984	52	8,688	5,621	55
Provision for loan losses	449	347	29	802	635	26

Net interest income after provision for loan losses	4,087	2,637	55	7,886	4,986	58
Noninterest income	1,183	877	35	2,408	1,339	80
Noninterest expense	3,615	2,675	35	7,027	4,917	43

Net income before taxes	1,655	839	97	3,267	1,408	132
Income tax expense	487	302	61	1,028	498	106

Net income	$1,168	$537	118%	$2,239	$910	146%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended June 30, 2004, we recorded net interest income of $4,536,000, which resulted in a net interest margin of 3.51% for the period. For the three months ended June 30, 2003, we recorded net interest income of $2,984,000, which resulted in a net interest margin of 3.48% for the period. For the six months ended June 30, 2004, we recorded net interest income of $8,688,000, which resulted in a net interest margin of 3.51% for the period. For the six months ended June 30, 2003, we recorded net interest income of $5,621,000, which resulted in a net interest margin of 3.43% for the period.

During the first quarter of 2003, the Federal Reserve Open Market Committee lowered the Federal funds rates from 1.25% to 1.00% and it remained 1.00% until June 30, 2004 when the Open Market Committee increased the Federal funds rate to 1.25%. Our management believes this historically low interest rate environment continues to have a negative impact on our net interest income as a significant number of our customers are adjustable rate borrowers with their lines of credit tied primarily to our prime lending rate which declined in lock-step with the Federal funds rate declines.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2004			June 30, 2003
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$343,974	$4,506	5.27%	$245,383	$3,357	5.49%
Securities:
Taxable	157,547	1,555	3.97	90,563	930	4.12
Tax-exempt	11,645	99	4.39	4,788	42	4.46
Federal funds sold	11,055	25	0.91	4,757	13	1.08
Other	2,849	40	6.40	2,180	27	5.44

Total interest-earning assets	527,070	6,225	4.78	347,671	4,370	5.06

Non-earning assets	28,367			17,714

Total assets	$555,437			$365,385

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	37,755	44	0.47%	13,571	24	0.58%
Savings and money market	155,214	297	0.77	79,262	243	1.08
Certificates of deposit	174,183	987	2.28	120,434	853	2.59

Total interest-bearing deposits	367,152	1,328	1.45	213,267	1,120	1.88
Securities sold under agreements to repurchase	17,523	11	0.26	14,106	12	0.42
Federal funds purchased and other	4,467	14	1.28	4,248	15	1.72
Federal Home Loan Bank advances	45,736	245	2.16	29,994	238	2.51
Subordinated debt	10,310	91	3.54	—	—	—

Total interest-bearing liabilities	445,188	1,689	1.53	261,615	1,385	1.90
Non-interest bearing demand deposits	72,812	—	—	30,278	—	—

Total deposits and interest-bearing liabilities	518,000	1,689	1.31	291,893	1,385	1.68

Other liabilities	1,895			1,540
Stockholders’ equity	35,542			32,675

Total liabilities and stockholders’ equity	$555,437			$326,108

Net interest income		$4,536			$2,985

Net interest spread (2)			3.25%			3.16%
Net interest margin (3)			3.51%			3.48%

	Six months ended			Six months ended
	June 30, 2004			June 30, 2003
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$326,159	$8,452	5.22%	$231,537	$6,320	5.48%
Securities:
Taxable	148,777	3,106	4.20	86,846	1,834	4.25
Tax-exempt	10,720	185	4.47	4,392	85	4.51
Federal funds sold	16,539	75	0.91	5,107	25	0.97
Other	2,625	73	6.30	2,068	51	5.45

Total interest-earning assets	504,820	11,891	4.77	329,949	8,315	5.06

Non-earning assets	27,028			15,798

Total assets	$531,848			$345,747

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	35,307	85	0.49%	15,057	45	0.60%
Savings and money market	150,973	583	0.78	84,924	449	1.06
Certificates of deposit	167,870	1,831	2.19	126,222	1,698	2.70

Total interest-bearing deposits	354,150	2,499	1.42	226,204	2,192	1.94
Securities sold under agreements to repurchase	16,195	21	0.26	12,917	27	0.42
Federal funds purchased and other	2,234	14	1.28	3,840	31	1.61
Federal Home Loan Bank advances	44,058	476	2.17	34,066	444	2.62
Subordinated debt	10,310	193	3.76	—	—	—

Total interest-bearing liabilities	426,947	3,203	1.51	277,027	2,694	1.95
Non-interest bearing demand deposits	67,133	—	—	34,364	—	—

Total deposits and interest-bearing liabilities	594,080	3,203	1.30	311,391	2,694	1.74

Other liabilities	2,144			1,547
Stockholders’ equity	35,624			32,809

Total liabilities and stockholders’ equity	$531,848			$345,747

Net interest income		$8,688			$5,621

Net interest spread (2)			3.26%			3.12%
Net interest margin (3)			3.51%			3.43%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

As noted above, the net interest margin for the second quarter of 2004 was 3.51% compared to a net interest margin of 3.48% for the same period in 2003, an increase of 0.03%. The net interest margin for the first six months of 2004 was 3.51% compared to a net interest margin of 3.43% for the same period in 2003, an increase of 0.08%. The net change in the net interest margin was relatively small because the net decrease in the yield on interest-earning assets between the two periods approximated the net decrease in the rate paid on interest-bearing liabilities. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•	Our loan yields decreased from 2003 to 2004. Approximately 53% of our loans are floating rate loans whereby the interest rate charged the borrower is tied, in substantially all cases, to our prime rate. For substantially all of the first six months of 2003, through June 25, 2003, our prime rate was 4.25% compared to a prime rate of 4% for essentially all of the first six months of 2004.

•	During 2004, we were able to grow our funding base significantly. For asset/liability management purposes in 2004, we elected to allocate a greater proportion of such funds to our securities portfolio versus our loan portfolio than in 2003. Our securities portfolio generally has lower yields than do loans.

•	During 2004, overall deposit rates were less than those rates for the comparable period in 2003. In some cases, rates for 2004 have decreased to such levels that further decreases in deposit rates approach what we term “embedded floors” or rates that it is not reasonable or practical to go below, such that further decreases in deposit rates could place us in a competitive disadvantage as customers seek higher returns on their balances. Changes in interest rates paid on such products as interest checking, savings and money market, securities sold under agreements to repurchase and Federal funds purchased will increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2004, and as was the case with our prime lending rate, short-term rates were less in 2004 than in 2003. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the information we obtained from price shopping our primary competitors allowed us to reduce these rates in 2004 compared to the same period in 2003.

•	The short- and long-term rate environment also impacts rates paid on certificates of deposit and advances from the FHLB, however, these items are also impacted by our decisions to alter the mix of maturities of the underlying accounts within these items. Furthermore, the timing of the initial sale of the certificate of deposit or the funding of the FHLB advance also impacts the rates paid on these items. Our results were impacted by certificates of deposit and advances from the FHLB that had been acquired during periods of higher interest rates. Such items matured during the interim period between the three and six months ended June 30, 2004 and 2003, and were replaced by certificates of deposit and advances from the FHLB which had lower interest rates. These matters contributed to the reduction in the rates paid on certificates of deposit and advances from the FHLB between the two periods.

•	Also impacting the net interest margin during the first three and six months of 2004 was the issuance of subordinated indebtedness. This indebtedness was issued at the end of 2003, thus it did not impact the prior period’s results.

Rate and Volume Analysis. As noted above, net interest income increased by $3,067,000 between the six months ended June 30, 2004 and 2003. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)
Interest-earning assets:
Loans	$2,479	$(347)	$2,132
Securities:
Taxable	1,361	(93)	1,268
Tax-exempt	105	—	105
Federal funds sold and securities purchased under agreements to resell	49	—	49
Other	12	10	22

	4,006	(430)	3,576

Interest-bearing liabilities:
Interest checking	$52	$(12)	$40
Savings and money market accounts	269	(134)	135
Certificates of deposit	543	(410)	133

Total interest-bearing deposits	864	(556)	308
Securities sold under agreements to repurchase	6	(13)	(7)
Federal funds purchased	(11)	(5)	(16)
Federal Home Loan Bank advances	126	(95)	31
Subordinated debt	193	—	193

	1,178	(669)	509

Increase (decrease) in net interest income	$2,828	$239	$3,067

(1)	The above amounts are presented on a fully tax equivalent basis.

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

In December 2003, we acquired for $500,000 a $1,500,000 loan which it had previously sold to another financial institution. Through June 30, 2004, we accounted for the discount under the cost-recovery method pursuant to Practice Bulletin Number 6, Amortization of Discounts on Certain Acquired Loans, issued by the Accounting Standards Executive Committee (AcSEC). Under the cost-recovery method of accounting, cash collections are first applied against the $500,000 recorded amount of the loan; when the loan has been reduced to zero, any additional amounts received are recognized as income. During the second quarter of 2004, we collected the remaining net book value of the loan and an additional $260,000, of which $217,000 was recognized as interest income and $43,000 was credited to other expense as a recovery of legal expenses incurred by us. As the result of a settlement agreement entered into with the borrower during the quarter, we expect to receive additional funds over the next eight years. We will recognize these future cash flows as interest income over their expected collection period. At June 30, 2004, the balance of the loan discount associated with these cash flows is approximately $690,000.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $448,000 and $347,000 for the three months ended June 30, 2004 and 2003, respectively. Additionally, the provision for loan losses amounted to $802,000 and $635,000 for the six months ended June 30, 2004 and 2003, respectively

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The increase in the provision for loan losses for the three and six months ended June 30, 2004 when compared to the three months and six months ended June 30, 2003 was primarily due to the increase in loans throughout 2004 when compared to 2003 offset by lower net charge-off’s for 2004 compared to 2003.

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

The following is the makeup of our noninterest income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2004	2003	Change	2004	2003	Change
Service charges on deposit accounts	$231	$120	93%	$395	$222	78%
Investment services	405	176	130	794	332	139
Mortgage lending income	266	198	34	458	244	88
Gain on loan participations sold	116	124	(6)	238	126	89
Gain on sale of investment securities, net	—	117	—	248	134	85
Other noninterest income	165	142	16	275	281	98

Total noninterest income	$1,183	$877	35%	$2,408	$1,339	80%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At June 30, 2004, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $344 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $202 million at June 30, 2003.

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

Another noninterest income item for the three and six months ended June 30, 2004 and 2003 was related to our sale of certain loan participations to our correspondent banks that were primarily related to new lending transactions in excess of internal loan limits. At June 30, 2004 and pursuant to participation agreements with these correspondents, we had participated approximately $59 million of originated loans to these other banks compared to $44 million at June 30, 2003. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recorded $116,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the three months ended June 30, 2004 compared to $124,000 during the three months ended June 30, 2003. Additionally, we recorded gains on loan participations sold of $238,000 during the six months ended June 30, 2004 compared to $126,000 for the same period in 2003. At June 30, 2004, the unamortized asset associated with these cumulative gains approximated $589,000. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the six months ended June 30, 2004, were net gains of approximately $248,000 realized from the sale of approximately $22 million of available-for-sale securities. This compares to $134,000 in gains on the sale of investment securities for the same period in the prior year.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National was guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies and amounted to approximately $18,000 during the three months ended June 30, 2004 compared to $25,000 during the three months ended June 30, 2003. Additionally, the crediting rate increased the cash surrender value of the policies by $43,000 during the six months ended June 30, 2004 compared to $50,000 during the six months ended June 30, 2003. At June 30, 2004, the aggregate cash surrender value of these policies, which is reflected in other assets on our consolidated balance sheet, was $1,974,000. Pinnacle National has not borrowed any funds against these policies as of June 30, 2004.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2004	2003	Change	2004	2003	Change
Compensation and employee benefits	$2,320	$1,694	37%	$4,587	$3,129	47%
Equipment and occupancy	535	446	20	1,041	843	23
Marketing and other business development	156	104	50	305	179	70
Administrative	316	184	72	537	322	67
Postage and supplies	124	106	17	223	179	25
Other noninterest expense	164	141	16	334	265	26

Total noninterest expense	$3,615	$2,675	35%	$7,027	$4,917	43%

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate increases in our expenses during 2004 for such items as additional personnel, the opening of additional branches, legal and audit expenses and other expenses which tend to increase in relation to our growth.

At June 30, 2004, we employed 101.5 full time equivalent employees compared to 73.5 at June 30, 2003. We intend to continue to add employees to our work force during 2004, which will cause our salary costs to increase in future periods. Also, during 2003 we opened two new branch offices in the Rivergate area of Nashville and in the Cool Springs area of Williamson County. The additional costs to operate these branches also served to increase our occupancy and equipment expenses in 2004 over that of 2003 due to the branches only being open for partial years in 2003. Our intent is to open additional branch offices in 2004 which will also cause expenses to increase in future periods.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.2% in the second quarter of 2004 compared to 69.3% in the second quarter of 2003. The efficiency ratio for the six months ended June 30, 2004 was 63.3% compared to 70.6% for the same period in 2003. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Although our absolute expense level increased between the three and six month periods ended June 30, 2004 and 2003, the efficiency ratio improved.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and in what we believe differentiates us from many other financial institutions, substantially all of our employees are eligible for variable pay incentives. Included in the three months ended June 30, 2004 and 2003 are personnel expense amounts of $360,000 and $331,000 in costs related to the accrual of these variable pay awards. Included in the six months ended June 30, 2004 and 2003 are personnel expense amounts of $650,000 and $512,000 in costs related to these variable pay awards. The increase in awards in 2004 from the previous year was primarily due to increases in number of personnel. The incentive plan for 2004 is structured similarly to that of the 2003 plan. Because of the relative experience of our associates, our compensation costs are and will continue to be higher on a per associate basis than most financial institutions. According to America’s Community Banker 2003 Compensation Survey, the nationwide average for a bank with the same asset size as ours was 164 full time employees. As noted above, at June 30, 2004, we employed 101.5 full time employees.

Income Taxes. The effective income tax expense rate for the three months ended June 30, 2004 was approximately 29.5% compared to an effective income tax expense rate for the three months ended June 30, 2003 of approximately 36.0%. The effective income tax expense rate for the six months ended June 30, 2004 was approximately 31.5% compared to an effective income tax expense rate for the six months ended June 30, 2003 of approximately 35.4%. The reduction in the effective tax rate for the first quarter of 2004 was primarily due to Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next seven years. The credit that is available for the year ended December 31, 2004 is $300,000. Pinnacle Financial believes that it and its subsidiary will be able to comply with the various regulatory provisions of the New Markets Tax Credit program during 2004 such that it will be able to claim the credit in its 2004 Federal income tax return.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	June	March	December	September	June	March
	2004	2004	2003	2003	2003	2003
Balance sheet data, at quarter end:
Total assets	$586,313	541,052	498,421	440,693	403,229	348,366
Total loans	355,267	323,416	297,004	279,702	255,448	228,842
Allowance for loan losses	(4,466)	(4,042)	(3,719)	(3,492)	(3,189)	(2,860)
Securities	165,528	162,315	139,944	115,421	99,968	94,600
Total deposits	467,321	437,601	390,569	347,191	309,089	266,732
Securities sold under agreements to repurchase	23,772	14,699	15,050	19,291	17,803	15,846
Advances from FHLB	47,500	40,500	44,500	39,500	41,500	32,500
Subordinated debt	10,310	10,310	10,310	—	—	—
Total stockholders’ equity	35,125	36,266	34,336	33,245	33,627	32,403
Balance sheet data, quarterly averages:
Total assets	$555,437	508,260	454,700	406,142	365,385	326,108
Total loans	343,974	306,549	283,387	269,703	245,383	217,690
Securities	169,192	149,802	137,243	107,162	95,351	87,124
Total earning assets	527,070	482,572	432,691	386,823	347,671	312,227
Total deposits	439,964	402,603	356,030	314,302	277,592	243,545
Securities sold under agreements to repurchase	17,523	14,868	16,013	16,136	11,728	14,106
Advances from FHLB	45,736	42,379	43,630	40,239	38,137	29,994
Subordinated debt	10,310	10,310	655	—	—	—
Total stockholders’ equity	35,542	35,705	33,935	32,542	32,944	32,675
Statement of operations data, for the three months ended:
Interest income	$6,225	5,666	5,244	4,702	4,369	3,946
Interest expense	1,689	1,514	1,351	1,317	1,385	1,310

Net interest income	4,536	4,152	3,893	3,385	2,984	2,636
Provision for loan losses	449	354	204	318	347	288

Net interest income after provision for loan losses	4,087	3,798	3,689	3,067	2,637	2,348
Noninterest income	1,183	1,225	924	1,024	877	462
Noninterest expense	3,615	3,412	3,268	2,863	2,675	2,242

Net income before taxes	1,655	1,611	1,345	1,228	839	568
Income tax expense	487	540	487	441	302	195

Net income	$1,168	1,071	858	787	537	373

Per share data:
Earnings — basic	$0.16	0.15	0.12	0.11	0.07	0.05
Earnings — diluted	$0.14	0.13	0.11	0.10	0.07	0.05
Book value at quarter end	$4.74	4.91	4.65	4.50	4.55	4.39
Weighted avg. shares — basic	7,397,920	7,384,106	7,384,106	7,384,106	7,384,106	7,384,106
Weighted avg. shares — diluted	8,279,114	8,213,730	8,114,888	7,944,654	7,761,284	7,683,262
Common shares outstanding	7,404,586	7,384,106	7,384,106	7,384,106	7,384,106	7,384,106
Capital ratios:
Equity to total assets	6.0%	6.7%	6.8%	7.5%	10.9%	12.1%
Leverage	8.4%	9.0%	10.5%	8.2%	8.9%	10.1%
Tier 1 risk-based	10.2%	11.2%	11.8%	9.6%	10.6%	12.1%
Total risk-based	11.2%	12.1%	12.8%	10.6%	11.7%	13.2%

Financial Condition

Our consolidated balance sheet at June 30, 2004 reflects significant growth since December 31, 2003. Total assets grew to $586 million as of June 30, 2004 up 35 percent on an annualized basis from the $498 million reported at December 31, 2003 and up 45 percent from the $403 million reported at June 30, 2003. Loans as of June 30, 2004 were $355 million compared to $297 million at December 31, 2003 and $255 million at June 30, 2003. Total deposits increased to $467 million at June 30, 2004, compared to $391 million at December 31, 2003 and $309 million at June 30, 2003.

Net loan growth for the quarter ended June 30, 2004 was $32 million, compared to $26 million during the first quarter of 2003 and $26 million during the second quarter of 2003. Total deposit growth for the quarter ended June 30, 2004, was $29 million, compared to $46 million during the first quarter of 2003 and $42 million during the second quarter of 2003.

Loans. The composition of loans at June 30, 2004 and December 31, 2003 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2004		2003
	Amount	%	Amount	%
Commercial real estate — Mortgage	$89,309	25.1%	$68,507	23.1%
Commercial real estate — Construction	8,428	2.4	8,211	2.8
Commercial — Other	152,057	42.8	129,882	43.7

Total commercial	249,794	70.3	206,600	69.6

Consumer real estate — Mortgage	90,197	25.4	76,042	25.6
Consumer real estate — Construction	2,876	0.8	3,077	1.0
Consumer — Other	12,400	3.5	11,285	3.8

Total consumer	105,473	29.7	90,404	30.4

Total loans	$355,267	100.0%	$297,004	100.0%

The following table classifies our fixed and variable rate loans at June 30, 2004 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years along with percentage comparisons to December 31, 2003. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2004
				Percentages to total loans
	Fixed	Variable		at June 30,	at Dec. 31,
	Rates	Rates	Total	2004	2003
Based on contractual maturities:
Due within one year	$6,114	$107,028	$113,142	31.8%	31.7%
Due in one year through five years	84,071	58,392	142,463	40.1	44.0
Due after five years	21,304	78,358	99,662	28.1	24.3

	$111,489	$243,778	$355,267	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$186,185	$186,185	52.4%	52.7%
Reprice within one year	6,114	23,214	29,328	8.3	8.6
Reprice in one year through five years	84,071	32,975	117,046	32.9	35.2
Reprice after five years	21,304	1,404	22,708	6.4	3.5

	$111,489	$243,778	$355,267	100.0%	100.0%

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2004, we had a loan for $1,339,000 on nonaccrual compared to $379,000 at December 31, 2003. An estimate of the loss related to these nonaccrual loans has been incorporated into our ALL methodology.

There were approximately $35,000 in other loans at June 30, 2004 which were 90 days past due and still accruing interest. At June 30, 2004 and December 31, 2003, no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at June 30, 2004 and December 31, 2003. The following table is a summary of our nonperforming assets at June 30, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Nonaccrual loans (1)	$1,339	$379
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	1,339	379
Accruing loans past due 90 days or more	35	182

Total nonperforming assets and accruing loans past due 90 days or more	$1,374	$561

Total loans outstanding	$355,267	$297,004

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.39%	0.19%

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	30.77%	15.08%

(1)	Interest income that would have been recorded during the six months of 2004 related to nonaccrual loans was $7,000 compared to $50,000 for the six months ended June 30, 2003, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $392,000 at June 30, 2004 or 0.11% of total loans compared to $1,687,000 or 0.57% of total loans at December 31, 2003. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of June 30, 2004 and December 31, 2003, our allowance for loan losses was $4,466,000 and $3,719,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 70% of our loan portfolio at June 30, 2004 and December 31, 2003 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines and letters of credit to borrowers in the trucking industry and to operators of nonresidential buildings at June 30, 2004 and December 31, 2003. Credit exposure to the trucking industry approximated $39.3 million at June 30, 2004 and $35.0 million at December 31, 2003. Credit exposure to operators of nonresidential buildings approximated $23.5 million at June 30, 2004 and $16.6 million at December 31, 2003. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At June 30, 2004 and December 31, 2003, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of June 30, 2004 and December 31, 2003 and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2004		2003
	Amount	%	Amount	%
Commercial	$2,875	70.3%	$2,329	69.6%
Consumer	723	29.7	670	30.4
Unallocated	868	na	720	na

	$4,466	100.0%	$3,719	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2004 and for the year ended December 31, 2003 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2004	2003
Balance at beginning of period	$3,719	$2,677
Provision for loan losses	802	1,157
Charged-off loans	(65)	(167)
Recoveries of previously charged-off loans	10	52

Balance at end of period	$4,466	$3,719

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.26%	1.28%

Ratio of net charge-offs to average loans outstanding for the period (1)	0.03%	0.05%

(1)	The ratio of net charge-off’s to average loans outstanding for the six months ended June 30, 2004 was computing by annualizing the net charge-off amount to a twelve-month period.

During the first six months of 2004, we charged-off $65,000 related to several consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Investments. The following table summarizes the amortized cost and fair value of our securities at June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$18,800	$—	$(288)	$18,512
Mortgage-backed securities	117,180	158	(2,252)	115,086
State and municipal securities	2,161	2	(106)	2,057
Corporate notes	2,322	—	(85)	2,237

	$140,463	$160	$(2,731)	$137,892

Securities held-to-maturity:
U.S. government and agency securities	$17,746	$—	$(806)	$16,940
State and municipal securities	9,890	—	(504)	9,386

	$27,636	$—	$(1,310)	$26,326

	December 31, 2003 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$27,023	$353	$(104)	$27,272
Mortgage-backed securities	103,088	507	(617)	102,978
State and municipal securities	9,590	143	(39)	9,694

	$139,701	$1,003	$(760)	$139,944

(1)	At December 31, 2003, Pinnacle National had no securities classified as “held-to-maturity”.

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

Pinnacle Financial realized approximately $248,000 in net gains from the sale of $21,877,000 of available-for-sale securities during the six months ended June 30, 2004, of which none were realized in the second quarter of 2004, and $134,000 in net gains on the sale of $18,945,000 of available-for-sale securities during the six months ended June 30, 2003 of which $116,000 were realized in the second quarter of 2003. Gross realized gains amounted to $312,000 on the sale of $10.9 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $11.0 million of available-for-sale securities during the six months ended June 30, 2004. During the six months ended June 30, 2003, gross realized gains amounted to $148,000 on the sale of $16,929,000 of available-for-sale securities while gross realized losses amounted to $14,000 on the sale of $2,017,000 of available-for-sale securities. At June 30, 2004, approximately $104,635,000 of Pinnacle Financial’s portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004
	U.S. government		State and
	and agency		municipal		Corporate
	securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	2,940	3.5%	—	—	2,237	3.4%	5,179	3.4%
Due in five years to ten years	15,572	4.6%	488	5.5%	—	—	16,060	4.6%
Due after ten years	—	—	1,569	5.8%	—	—	1,569	5.8%

	$18,512	4.4%	$2,057	5.7%	$2,237	3.4%	$22,806	4.5%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	703	4.3%	—	—	703	4.3%
Due in five years to ten years	17,746	4.3%	7,324	4.9%	—	—	25,070	4.5%
Due after ten years	—	—	1,863	5.3%	—	—	1,863	5.3%

	$17,746	4.3%	$9,890	5.0%	$—	—%	$27,636	4.5%

	December 31, 2003 (1)
	U.S. government		State and
	and agency		municipal		Corporate
	securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	4,036	4.0%	2,005	4.8%	—	—	6,041	4.3%
Due in five years to ten years	23,236	4.4%	7,221	5.0%	—	—	30,457	4.6%
Due after ten years	—	—	468	5.2%	—	—%	468	5.2%

	$27,272	4.3%	$9,694	4.9%	$—	—%	$36,966	4.7%

(1)	At December 31, 2003, Pinnacle National had no securities classified as “held-to-maturity”. We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

At June 30, 2004, the fair value of our mortgage-backed securities portfolio approximated $115.1 million compared to $103.0 million at December 31, 2003. All of these securities were included in our securities available-for-sale portfolio. A statistical comparison of our mortgage-backed portfolio at June 30, 2004 and December 31, 2003 follows:

	June 30, 2004	December 31, 2003
Weighted average life	3.92 years	4.75 years
Weighted average coupon	5.27%	5.24%
Tax equivalent yield	4.23%	4.44%
Modified duration (*)	3.32%	3.95%

(*)	Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.

Deposits and Other Borrowings. We had approximately $467 million of deposits at June 30, 2004 compared to $391 million at December 31, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $23.8 million at June 30, 2004 compared to $15.1 million at December 31, 2003. Additionally, at June 30, 2004, we had borrowed $47.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $44.5 million at December 31, 2003.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004		December 31, 2003
	Amount	Percentage	Amount	Percentage
Core funding:
Noninterest-bearing demand deposits	$82,491	15.0%	$60,796	13.2%
Interest-bearing demand deposits	35,845	6.5	31,407	6.8
Savings and money market deposits	162,335	29.6	140,384	30.5
Time deposits less than $100,000	47,563	8.7	43,996	9.6

Total core funding	328,234	59.8	276,583	60.1

Non-core funding:
Time deposits greater than $100,000
Public funds	39,764	7.2	26,812	5.8
Brokered deposits	41,328	7.5	39,364	8.5
Other time deposits greater than $100,000	57,995	10.6	47,810	10.4
Securities sold under agreements to repurchase	23,773	4.3	15,050	3.3
Federal Home Loan Bank advances	47,500	8.7	44,500	9.7
Subordinated debt	10,310	1.9	10,310	2.2

Total non-core funding	220,670	40.2	183,846	39.9

	$548,904	100.0%	$460,429	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of June 30, 2004 and December 31, 2003 amounted to $139 million and $114.0 million, respectively. The following table shows our time deposits over $100,000 by category at June 30, 2004 and December 31, 2003, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	June 30, 2004	December 31, 2003
Three months or less	$44,918	$32,054
Over three but less than six months	37,274	28,109
Over six but less than twelve months	16,543	28,502
Over twelve months	40,352	25,321

	$139,087	$113,986

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

Capital Resources. At June 30, 2004 and December 31, 2003, our stockholders’ equity amounted to $35.1 million and $34.3 million, respectively. The change in stockholders’ equity between December 31, 2003 and June 30, 2004 was attributable to our net income for the six months ended June 30, 2004 of $2,239,000 and the net decrease in comprehensive income of $1,551,000 attributable to the increase in fair value of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At June 30, 2004 and December 31, 2003, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At June 30, 2004 and December 31, 2003, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at June 30, 2004 and December 31, 2003:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$51,312	11.2%	$36,613	8.0%	not applicable
Pinnacle National	$49,272	10.8%	$36,575	8.0%	$45,719	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$46,836	10.2%	$18,306	4.0%	not applicable
Pinnacle National	$44,676	9.8%	$18,287	4.0%	$27,431	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$46,836	8.4%	$22,209	4.0%	not applicable
Pinnacle National	$44,676	8.1%	$22,190	4.0%	$27,737	5.0%
At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.

In connection with approving Pinnacle Financial’s issuance of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required Pinnacle Financial to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the period ended December 31, 2004. In connection with such approval, Pinnacle Financial’s President and Chief Executive Officer, Chairman and Chief Administrative Officer committed to the FRB-Atlanta that if required to enable Pinnacle Financial to make interest payments in 2004 on its Subordinated Debentures under certain circumstances, they would exercise up to 185,000 warrants to acquire Pinnacle Financial common stock held by them to provide funds for such payment.

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

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (net income divided by average total assets), return on average equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six month period ended June 30, 2004 compared to the year ended December 31, 2003.

	2004	2003
Return on average assets	0.84%	0.66%
Return on average equity	12.57%	7.70%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	6.70%	8.54%

(1)	The return on average assets and return on average equity for the six months ended June 30, 2004 was computed by annualizing the numerator to a twelve-month period.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2004 and December 31, 2003, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2004, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $47.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
July 28, 2004	$2,000	1.90
July 30, 2004	4,000	2.94
September 15, 2004	5,000	1.25
January 28, 2005	2,000	2.18
October 14, 2005	3,000	3.10
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
March 12, 2006	3,000	1.97
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
May 19, 2006	10,000	1.26
September 30, 2006	4,000	2.39
January 26, 2007	2,000	3.24

	$47,500

Weighted average interest rate		2.11%

At June 30, 2004, brokered certificates of deposit approximated $41.3 million which represented 7.5% of total fundings compared to $39.4 million and 8.5% at December 31, 2003. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At June 30, 2004, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson, Williamson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities in Davidson, Williamson and surrounding counties.

The following table presents additional information about our contractual obligations as of June 30, 2004, which by their terms have contractual maturity and termination dates subsequent to June 30, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Contractual obligations:
Certificates of deposit	$128,891	$50,463	$7,296	$—	$186,650
Securities sold under agreements to repurchase	23,773	—	—	—	23,773
Federal Home Loan Bank advances	13,000	34,500	—	—	47,500
Subordinated debt	—	—	—	10,310	10,310
Minimum operating lease commitments	564	1,218	1,289	1,864	4,935

Totals	$166,228	$86,181	$8,585	$12,174	$273,168

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At June 30, 2004, we had outstanding standby letters of credit of $42.5 million and unfunded loan commitments outstanding of $119.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At June 30, 2004, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of June 30, 2004, which by their terms have contractual maturity dates subsequent to June 30, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Unfunded commitments:
Letters of credit	$35,982	$3,907	$2,629	$—	$42,518
Lines of credit	86,123	8,045	2,460	22,803	119,431

Totals	$122,105	$11,952	$5,089	$22,803	$161,949

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

Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position on results of operations of Pinnacle Financial.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Its adoption did not have a material impact on the consolidated financial position on results of operations of Pinnacle Financial.

Other Accounting Developments

In March 2004, the FASB issued an exposure document entitled Share-Based Payment — an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in additional compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item 3 is included on pages 32 through 35 of Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

(e)	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on April 20, 2004.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2007 (*):

	Votes	Votes	Broker
	For	Withheld	Non-votes
Sue R. Atkinson	3,437,687	1,660	—
Colleen Conway-Welch	3,435,347	4,000	—
Gregory L. Burns	3,437,847	1,500	—
Clay T. Jackson	3,435,847	3,500	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

John E. Maupin Jr.	2005	Linda E. Rebrovick	2005
Robert A. McCabe, Jr.	2005	Robert E. McNeilly, Jr.	2005
Dale W. Polley	2006	M. Terry Turner	2006
James L. Shaub, II	2006	Reese L. Smith, III	2006

(c)	Other matters voted upon and the results of the voting were as follows (*):

At the annual meeting of shareholders, the shareholders of Pinnacle Financial approved an increase in the number of authorized shares of capital stock from 20,000,000 shares to 30,000,000 shares. With the increase, the number of authorized shares of common stock was increased from 10,000,000 shares to 20,000,000 shares and the number of authorized shares of preferred stock remained at 10,000,000 shares. The shareholders voted 3,365,202 in the affirmative and 71,245 against the proposal with 2,900 abstentions.

At the annual meeting of shareholders, the shareholders also approved the 2004 Equity Incentive Plan which would set aside for issuance up to 264,755 shares of Pinnacle

Financial common stock. This includes a new allocation of 250,000 shares plus 14,755 shares from the previous stock option plan. The shareholders voted 1,806,448 in the affirmative and 269,335 against the proposal with 5,300 abstentions and 1,358,264 broker non-votes.

The shareholders voted 3,433,637 in the affirmative and 1,660 votes in the negative, with 4,050 abstentions, to ratify the appointment of KPMG, LLP as auditors of the Company for the fiscal year ending December 31, 2004.

(*)	For this Item 4, vote totals do not reflect Pinnacle Financial’s two-for-one stock split which occurred after the April 20, 2004 annual meeting of shareholders.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A current report on Form 8-K dated April 20, 2004, was furnished to the Securities and Exchange Commission under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, Item 9 “Regulation FD Disclosure” and Item 12 “Results of Operations and Financial Condition” of such form, and was furnished to disclose the press release issued by the Company on April 19, 2004 announcing the Company’s results for the three months ended March 31, 2004.

A current report on Form 8-K dated April 20, 2004, was furnished to the Securities and Exchange Commission under Item 7. “Financial Statements, Pro Forma Financial Information and Exhibits”, and Item 9 “Regulation FD Disclosure” of such form, and was furnished to announce a two-for-one stock split. The stock split was in the form of a 100 percent stock dividend, with the new shares distributed on May 10, 2004, to shareholders of record as of the close of business on April 30, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

Date: August 6, 2004

By: /s/ Harold R. Carpenter

Harold R. Carpenter
Chief Financial Officer

Date: August 6, 2004