Form 10-Q
period 2004-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2004-11-05
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
Yes [X] No [  ]

As of October 31, 2004, there were [8,389,232] shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.

Report on Form 10-Q
September 30, 2004

Page No.
PART I:
Item 1. Consolidated Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	40
Item 4. Controls and Procedures	40
PART II:
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits	41
Signatures	42
EX-10.1 RESTRICTED STOCK AGREEMENT
EX-10.2 INCENTIVE STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank (“Pinnacle National”) to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and noninterest-bearing due from banks	$16,379,311	$13,768,278
Interest-bearing due from banks	750,486	1,180,371
Federal funds sold	20,986,729	32,235,401

Cash and cash equivalents	38,116,526	47,184,050
Securities available-for-sale, at fair value	163,706,737	139,944,238
Securities held-to-maturity (fair value of $27,269,419)	27,616,118	—
Mortgage loans held-for-sale	5,002,120	1,582,600
Loans	434,908,936	297,004,110
Less allowance for loan losses	(5,434,116)	(3,718,598)

Loans, net	429,474,820	293,285,512
Premises and equipment, net	9,603,983	6,911,359
Other assets	11,887,455	9,512,899

Total assets	$685,407,759	$498,420,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$107,469,555	$60,796,396
Interest-bearing demand	42,669,930	31,407,213
Savings and money market accounts	195,082,489	140,383,878
Time	196,637,523	157,981,525

Total deposits	541,859,497	390,569,012
Securities sold under agreements to repurchase	22,958,038	15,050,110
Federal Home Loan Bank advances	51,500,000	44,500,000
Subordinated debt	10,310,000	10,310,000
Other liabilities	2,112,488	3,655,155

Total liabilities	628,740,023	464,084,277
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 20,000,000 shares authorized; 8,389,232 issued and outstanding at September 30, 2004 and 7,384,106 issued and outstanding at December 31, 2003	8,389,232	7,384,106
Additional paid-in capital	44,376,307	26,990,894
Unearned compensation	(59,750)	—
Retained earnings (accumulated deficit)	3,440,875	(189,155)
Accumulated other comprehensive income, net	521,072	150,536

Total stockholders’ equity	56,667,736	34,336,381

Total liabilities and stockholders’ equity	$685,407,759	$498,420,658

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$5,172,042	$3,674,712	$13,624,552	$9,995,068
Securities:
Taxable	1,840,366	918,112	4,946,370	2,756,584
Tax-exempt	124,780	57,875	309,765	138,262
Federal funds sold and other	76,563	51,895	224,644	127,996

Total interest income	7,213,751	4,702,594	19,105,331	13,017,910

Interest expense:
Deposits	1,493,652	1,069,381	3,992,890	3,261,641
Securities sold under agreements to repurchase	33,417	15,267	54,090	42,233
Federal funds purchased and other borrowings	388,311	232,615	1,071,873	707,803

Total interest expense	1,915,380	1,317,263	5,118,853	4,011,677

Net interest income	5,298,371	3,385,331	13,986,478	9,006,233
Provision for loan losses	1,012,000	318,068	1,814,322	953,360

Net interest income after provision for loan losses	4,286,371	3,067,263	12,172,156	8,052,873
Noninterest income:
Service charges on deposit accounts	311,372	137,097	706,425	359,211
Investment services	464,468	324,663	1,258,563	656,888
Fees from origination of mortgage loans	418,760	244,912	876,582	489,005
Gain on loans and loan participations sold	219,214	75,238	457,292	201,466
Gain on sale of available-for-sale securities, net	108,843	113,707	357,196	247,978
Other noninterest income	155,382	128,860	430,220	409,158

Total noninterest income	1,678,039	1,024,477	4,086,278	2,363,706

Noninterest expense:
Compensation and employee benefits	2,541,062	1,882,344	7,128,167	5,010,942
Equipment and occupancy	587,649	480,216	1,628,392	1,323,002
Marketing and other business development	157,894	84,570	462,843	263,834
Postage and supplies	154,042	93,676	377,306	273,167
Other noninterest expense	563,333	323,147	1,433,917	910,300

Total noninterest expense	4,003,980	2,863,953	11,030,625	7,781,245

Income before income taxes	1,960,430	1,227,787	5,227,809	2,635,334
Income tax expense	569,897	441,218	1,597,779	938,920

Net income	$1,390,533	$786,569	$3,630,030$	1,696,414

Per share information:
Basic net income per common share	$0.18	$0.11	$0.48	$0.23

Diluted net income per common share	$0.16	$0.10	$0.43	$0.22

Weighted average shares outstanding:
Basic	7,832,512	7,384,106	7,537,856	7,384,106
Diluted	8,857,710	7,944,654	8,451,672	7,796,400

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

For the nine months ended September 30, 2004 and 2003

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other	Total
			Paid-in	Unearned	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balances, December 31, 2002	7,384,106	$7,384,106	$26,990,894	$—	$(2,743,794)	$772,441	$32,403,647
Comprehensive income:
Net income	—	—	—	—	1,696,414	—	1,696,414
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $524,239	—	—	—	—	—	(855,337)	(855,337)

Total comprehensive income							841,077

Balances, September 30, 2003	7,384,106	$7,384,106	$26,990,894	$—	$(1,047,380)	$(82,896)	$33,244,724

Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$—	$(189,155)	$150,536	$34,336,381
Exercise of employee incentive common stock options	23,780	23,780	94,333	—	—	—	118,113
Proceeds from the sale of common stock (less offering expenses of $1,357,833)	977,500	977,500	17,214,667	—	—	—	18,192,167
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	3,846	3,846	76,413	(80,259)	—	—	—
Amortization of unearned compensation associated with restricted shares	—	—	—	20,509	—	—	20,509
Comprehensive income:
Net income	—	—	—	—	3,630,030	—	3,630,030
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $227,104	—	—	—	—	—	370,536	370,536

Total comprehensive income							4,000,566

Balances, September 30, 2004	8,389,232	$8,389,232	$44,376,307	$(59,750)	$3,440,875	$521,072	$56,667,736

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net income	$3,630,030	$1,696,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	779,114	679,837
Depreciation and amortization	859,050	669,814
Provision for loan losses	1,814,322	953,360
Gain on sale of securities available-for-sale, net	(357,196)	(247,978)
Gain on loans and loan participations sold	(457,292)	(201,466)
Deferred tax expense (benefit)	(815,392)	555,530
Mortgage loans held-for-sale:
Loans originated	(53,019,828)	(28,379,295)
Loans sold	49,600,308	26,159,275
Increase in other assets	(760,960)	(309,199)
Decrease in other liabilities	(1,542,667)	(458,507)

Net cash provided by (used in) operating activities	(270,511)	1,117,785

Investing activities:
Activities in securities available-for-sale:
Purchases	(105,297,755)	(102,989,447)
Sales	28,461,405	23,125,263
Maturities, prepayments and calls	25,633,457	36,611,365

	(51,202,893)	(43,252,819)

Net increase in loans	(138,003,630)	(70,096,950)
Purchases of premises and equipment	(3,368,633)	(3,154,776)
Purchases of other assets	(730,550)	(786,000)

Net cash used in investing activities	(193,305,706)	(117,290,545)

Financing activities:
Net increase in deposits	151,290,485	113,174,874
Net increase in securities sold under agreements to repurchase	7,907,928	4,240,379
Advances from Federal Home Loan Bank
Issuances	36,000,000	24,500,000
Payments	(29,000,000)	(6,500,000)
Net proceeds from issuance of common stock	18,192,167	—
Exercise of common stock options	118,113	—

Net cash provided by financing activities	184,508,693	135,415,253

Net increase (decrease) in cash and cash equivalents	(9,067,524)	19,242,493
Cash and cash equivalents, beginning of period	47,184,050	12,942,129

Cash and cash equivalents, end of period	$38,116,526	$32,184,622

Supplemental disclosure:
Cash paid for interest	$5,133,310	$4,151,808

Cash paid for income taxes	$3,061,817	$—

Transfers of securities available-for-sale to held-to-maturity	$27,655,669	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 (inception) and is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Additionally, PFP Title Company is a wholly-owned subsidiary of Pinnacle National. Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company sells title insurance policies to Pinnacle National customers and others. Pinnacle Community Development, Inc. is a wholly-owned subsidiary of Pinnacle National and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of the Treasury. PNFP Statutory Trust I, a wholly-owned subsidiary of Pinnacle Financial, was created for the exclusive purpose of issuing capital trust preferred securities. PNFP Holdings, Inc. is a wholly-owned subsidiary of PFP Title Company and is the parent of PNFP Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Additionally, Pinnacle Advisory Services, Inc. was established as a registered investment advisor pursuant to regulations promulgated by the Board of Governors of the Federal Reserve System.

     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial. Significant intercompany transactions and accounts are eliminated in consolidation, other than the accounts of PNFP Statutory Trust I which are included in these consolidated financial statements pursuant to the equity method of accounting.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     As of September 30, 2004 and 2003, there were common stock options outstanding to purchase up to 1,063,550 and 893,100 common shares, respectively. As of September 30, 2004 and 2003, there were 1,061,550 and 870,500, respectively, of these shares which had exercise prices when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, and are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and nine months ended September 30, 2004 and 2003. Additionally, as of September 30, 2004 and 2003, Pinnacle Financial had dilutive warrants outstanding to purchase 406,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and nine months ended September 30, 2004 and 2003.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share calculation:
Numerator – Net income	$1,390,533	$786,569	$3,630,030	$1,696,414
Denominator – Average common shares outstanding	7,832,512	7,384,106	7,537,856	7,384,106
Basic net income per share	$0.18	$0.11	$0.48	$0.23
Diluted earnings per share calculation:
Numerator – Net income	$1,390,533	$786,569	$3,630,030	$1,696,414
Denominator – Average common shares outstanding	7,832,512	7,384,106	7,537,856	7,384,106
Dilutive shares contingently issuable	1,025,198	560,548	913,816	412,294

Average dilutive common shares outstanding	8,857,710	7,944,654	8,451,672	7,796,400
Diluted net income per share	$0.16	$0.10	$0.43	$0.22

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

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the equity incentive plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income per share would have been adjusted to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$1,390,533	$786,569	$3,630,030	$1,696,414
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(79,753)	(51,676)	(219,678)	(145,644)

Pro forma net income	$1,310,780	$734,893	$3,410,352	$1,550,770

Per share information:
Basic net income As reported	$0.18	$0.11	$0.48	$0.23
Pro forma	$0.17	$0.10	$0.45	$0.21
Diluted net income As reported	$0.16	$0.10	$0.43	$0.22
Pro forma	$0.15	$0.09	$0.40	$0.20

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     For purposes of these calculations, the fair value of options granted for the nine months ended September 30, 2004 and 2003 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2004	2003
Risk free interest rate	1.12%	1.19%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	29.7%	41.1%
Weighted average fair value	$4.15	$2.69

     Recent Accounting Pronouncements — In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of Pinnacle Financial.

     In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Pinnacle Financial began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

     Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Its adoption is not expected to have a material impact on the consolidated financial position or results of operations of Pinnacle Financial.

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no individually significant business segments.

     Comprehensive Income (Loss) — Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

     Reclassifications – Certain prior period amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no impact on net income or loss during any period.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Securities

     The amortized cost and fair value of securities at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$24,224,718	$207,392	$—	$24,432,110
Mortgage-backed securities	128,759,757	654,547	(318,731)	129,095,573
State and municipal securities	7,860,832	24,925	(16)	7,885,741
Corporate notes	2,318,362	—	(25,049)	2,293,313

	$163,163,669	$886,864	$(343,796)	$163,706,737

Securities held-to-maturity:
U.S. government and agency securities	$17,746,459	$11,061	$(196,514)	$17,561,006
State and municipal securities	9,869,659	—	(161,246)	9,708,413

	$27,616,118	$11,061	$(357,760)	$27,269,419

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$27,023,126	$353,204	$(104,354)	$27,271,976
Mortgage-backed securities	103,087,958	506,881	(616,953)	102,977,886
State and municipal securities	9,590,357	142,970	(38,951)	9,694,376

	$139,701,441	$1,003,055	$(760,258)	$139,944,238

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2004, Pinnacle Financial had five issuances (three mortgage backed-securities in the available-for-sale portfolio and two municipal securities in the held-to-maturity portfolio) that had been in an unrealized loss position for more than twelve months. At September 30, 2004, the amortized cost of these securities was approximately $11,008,000 compared to a fair value of $10,810,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. At September 30, 2004, the net unrealized gain amounted to approximately $297,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities.

     Pinnacle Financial realized approximately $357,000 in net gains from the sale of $28,461,000 of available-for-sale securities during the nine months ended September 30, 2004, of which $109,000 was realized in the third quarter of 2004. Pinnacle Financial realized $248,000 in net gains on the sale of $23,125,000 of available-for-sale securities during the nine months ended September 30, 2003 of which $114,000 was realized in the third quarter of 2003. Gross realized gains amounted to $421,000 on the sale of $14.5 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $13.9 million of available-for-sale securities during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, gross realized gains

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amounted to $263,000 on the sale of $20.5 million of available-for-sale securities while gross realized losses amounted to $15,000 on the sale of $2.6 million of available-for-sale securities.

     At September 30, 2004, approximately $113,895,000 of Pinnacle Financial’s securities portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

Note 3. Loans and Allowance for Loan Losses

     The composition of loans at September 30, 2004 and December 31, 2003 is summarized as follows:

	2004	2003
Commercial real estate – Mortgage	$106,476,206	$68,507,350
Commercial real estate – Construction	15,008,280	8,210,646
Commercial – Other	187,691,464	129,881,732

Total Commercial	309,175,950	206,599,728

Consumer real estate – Mortgage	108,779,062	76,041,526
Consumer real estate – Construction	2,604,923	3,077,656
Consumer – Other	14,349,001	11,285,200

Total Consumer	125,732,986	90,404,382

Total Loans	434,908,936	297,004,110
Allowance for loan losses	(5,434,116)	(3,718,598)

Loans, net	$429,474,820	$293,285,512

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $42.0 million and $35.0 million, while credit exposure to operators of nonresidential buildings approximated $19.9 million and $16.6 million at September 30, 2004 and December 31, 2003, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At September 30, 2004 and 2003, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,332,000 and $1,095,000 at September 30, 2004 and 2003, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $26,000 and $68,000 for the nine months ended September 30, 2004 and 2003, respectively.

     Changes in the allowance for loan losses for the nine months ended September 30, 2004 and for the year ended December 31, 2003 are as follows:

	2004	2003
Balance at beginning of period	$3,718,598	$2,677,043
Charged-off loans	(111,406)	(167,023)
Recovery of previously charged-off loans	12,602	51,298
Provision for loan losses	1,814,322	1,157,280

Balance at end of period	$5,434,116	$3,718,598

     At September 30, 2004, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $5,791,000 to certain directors, executive officers, and their related entities of which $3,789,000 had been drawn upon.

     In December 2003, Pinnacle Financial acquired for $500,000, a $1,500,000 loan that it had previously sold to another financial institution. Pinnacle Financial accounted for the discount under the cost-recovery method pursuant to Practice Bulletin Number 6, Amortization of Discounts on Certain Acquired Loans, issued by the Accounting Standards Executive Committee (AcSEC). Under the cost-recovery method of accounting, cash collections were first applied against the $500,000 recorded amount of the loan; when the loan had been reduced to zero, additional

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amounts received were recognized as income. During the second quarter of 2004, Pinnacle National collected the remaining net book value of the loan and an additional $260,000, of which $217,000 was recognized as interest income and $43,000 was credited to other expense as a recovery of legal expenses incurred by Pinnacle Financial. As a result of a settlement agreement entered into with the borrower, Pinnacle Financial received $80,000 during the third quarter from the sale of certain assets related to this borrower which was recognized as interest income. During the third quarter of 2004, Pinnacle National subsequently sold to a third party a loan to this borrower, which resulted from the settlement agreement, and recognized a $280,000 gain on sale of loans in the accompanying statement of income during the three months ended September 30, 2004.

     During the three and nine months ended September 30, 2004 and 2003, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the nine months ended September 30, 2004 and 2003 of approximately $177,000 and $201,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their future participation in the loan. At September 30, 2004, the unamortized asset associated with these cumulative gains approximated $480,000.

Note 4. Income Taxes

     Income tax expense for the three and nine months ended September 30, 2004 and 2003 consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Current tax expense:
Federal	$764,041	$319,463	$1,994,971	$319,463
State	187,316	63,927	418,200	63,927

Total current tax expense	951,357	383,390	2,413,171	383,390

Deferred tax expense (benefit):
Federal	(316,704)	46,884	(676,391)	460,133
State	(64,756)	10,944	(139,001)	95,397

Total deferred tax expense (benefit)	(381,460)	57,828	(815,392)	555,530

Income tax expense	$569,897	$441,218	$1,597,779	$938,920

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2004 and 2003 to income before income taxes. A reconciliation of the differences for the nine months ended September 30, 2004 and 2003 is as follows:

	2004	2003
Income taxes at statutory rate	$1,777,454	$896,014
State tax benefit, net of federal tax effect	191,302	105,154
Federal tax credits	(225,000)	—
Other items	(145,977)	(62,248)

Income tax expense	$1,597,779	$938,920

     The effective tax rate for 2004 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next seven years. The credit that is available for the year ended December 31, 2004 is $300,000. Pinnacle Financial believes that it and its subsidiary will be able to comply with the various regulatory provisions of the New Markets Tax Credit program during 2004 such that it will be able to claim the credit in its 2004 Federal income tax return.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at September 30, 2004 and December 31, 2003 are as follows:

	2004	2003
Deferred tax assets:
Loan loss allowance	$2,059,198	$1,402,434
Other accruals	63,613	109,026

	2,122,811	1,511,460

Deferred tax liabilities:
Accumulated depreciation and amortization	111,674	231,524
Securities	319,367	92,263
Other accruals	56,686	140,874

	487,727	464,664

Net deferred tax assets	$1,635,084	$1,046,799

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at September 30, 2004 is as follows:

Commitments to extend credit	$133,326,000
Standby letters of credit	$42,085,000

     At September 30, 2004, the fair value of Pinnacle Financial’s standby letters of credit was $209,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     In the normal course of business, Pinnacle Financial may become involved in various legal proceedings. As of September 30, 2004, the management of Pinnacle Financial is not aware of any such proceedings against Pinnacle Financial.

Note 6. Stockholders’ Equity and Equity Incentive Plans

     During the third quarter of 2004, the Company concluded a follow-on offering of its common stock to the general public. As a result of this offering, the Company, through its underwriters, sold 850,000 shares of common stock to the general public at $20 per share. The underwriters also exercised an over-allotment option and purchased an additional 127,500 shares at $20 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18.2 million.

     Pinnacle Financial has equity incentive plans under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. Additionally, Pinnacle Financial’s 2004 equity incentive plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights.

     During the third quarter of 2004, Pinnacle Financial awarded 3,846 shares of restricted common stock to certain executives of Pinnacle Financial. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings targets for the 2004, 2005 and 2006 fiscal years. For the three and nine months ended September 30, 2004, Pinnacle Financial recognized approximately $21,000 in compensation costs attributable to these awards.

     As to stock option grants, all of the options that have been granted are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.

     A summary of the plan changes for the nine-month period ended September 30, 2004 is as follows:

		Weighted-Average
	Number	Exercise Price
Outstanding at December 31, 2003	907,400	$5.39
Granted	184,280	14.41
Exercised	(23,780)	4.89
Forfeited	(4,350)	7.86

Outstanding at September 30, 2004	1,063,550	$6.95

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes information about Pinnacle Financial’s stock option plan at September 30, 2004:

	Number of		Weighted-
	Remaining	Weighted-Average	Average	Number of
Grant date	Shares	Contractual	Exercise	Shares
by year	Outstanding	Life in Years	Price	Exercisable
2000	359,400	6.2	$5.00	215,640
2001	94,540	6.4	3.82	56,304
2002	245,480	7.4	5.01	97,192
2003	181,100	8.6	7.55	33,220
2004	183,030	9.5	14.42	—

	1,063,550	7.5	$6.95	402,356

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

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2004 and December 31, 2003, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$72,933	13.4%	$43,482	8.0%	not applicable
Pinnacle National	$61,742	11.4%	$43,442	8.0%	$54,302	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,499	12.4%	$21,741	4.0%	not applicable
Pinnacle National	$57,266	10.6%	$21,721	4.0%	$32,581	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,499	10.9%	$24,730	4.0%	not applicable
Pinnacle National	$57,266	9.3%	$24,710	4.0%	$30,888	5.0%
At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In connection with approving Pinnacle Financial’s issuance of $10 million of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required Pinnacle Financial to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the year ended December 31, 2004. Furthermore, and in order to provide additional assurance to the FRB-Atlanta as to the maintenance of these ratios, Pinnacle Financial’s Chairman of the Board, President and Chief Executive Officer, and Chief Administrative Officer agreed to exercise their common stock warrant agreements should it become apparent that maintenance of the ratios at the required levels would not occur otherwise during the year ended December 31, 2004.

Note 8. Investments in Affiliated Companies

     Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. The Trust was formed on December 30, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At Sept. 30,	At Dec. 31,
	2004	2003
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$10,310	$10,310

Liabilities	$—	$—
Stockholder’s equity – Trust preferred securities	10,000	10,000
Common stock (100% owned by Pinnacle Financial)	310	310

Total stockholder’s equity	10,310	10,310

Total liabilities and stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three months	Nine months
	Ended	Ended
	Sept. 30,	Sept. 30,
	2004	2004
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$115	$308

Net Income	$115	$308

Summary Statement of Stockholder’s Equity

	Trust			Total
	Preferred	Common	Retained	Stockholder's
	Securities	Stock	Earnings	Equity
Beginning balances, December 31, 2003	$10,000	$310	$—	$10,310
Retained earnings:
Net income	—	—	308	308
Dividends:
Trust preferred securities	—	—	(299)	(299)
Common paid to Pinnacle Financial	—	—	(9)	(9)

Total retained earnings	—	—	—	—

Ending balances, September 30, 2004	$10,000	$310	$—	$10,310

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2004 and December 31, 2003 and our results of operations for the three and nine months ended September 30, 2004 and 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Pinnacle Financial’s rapid growth from its inception through the third quarter of 2004 continues to have a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the three months ended September 30, 2004 of $0.16 per diluted share as compared to $0.10 per diluted share for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net income per diluted share amounted to $0.43 per diluted share as compared to $0.22 per diluted share for the nine months ended September 30, 2003. At September 30, 2004, loans totaled $435 million, as compared to $297 million at December 31, 2003, while total deposits were $542 million at September 30, 2004 compared to $391 million at December 31, 2003.

Results of Operations. Pinnacle Financial’s net interest income increased to $5.3 million in the third quarter of 2004 from $3.4 million in 2003. Net interest income for the first nine months of 2004 was $14.0 million compared to $9.0 million for the same period in 2003. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.62% for the three months ended September 30, 2004 compared to 3.51% for the same period in 2003. The net interest margin for the nine months ended September 30, 2004 was 3.55% compared to 3.48% for the nine months ended September 30, 2003.

The increase in loan volumes for the three and nine months ended September 30, 2004 was the primary cause for the $694,000 and $861,000 increase, respectively, in Pinnacle Financial’s provision for loan losses when compared to the same periods in 2003. As Pinnacle Financial’s loan portfolio continues to grow, Pinnacle Financial expects that such growth will be considered in establishing the allowance for loan losses.

Noninterest income for the first three and nine months of 2004 compared to the same time periods in 2003 increased by $654,000, or 64%, and $1,722,000, or 73%, respectively. The increases between 2004 and 2003 were due to Pinnacle Financial initiating a mortgage origination unit during early 2003, increases in investment services revenues between the periods, and increases in gains on the sales of loans and securities available-for-sale .

Pinnacle Financial’s growth for the first nine months of 2004 when compared to the same time period in 2003 resulted in an increase of approximately $3.2 million in noninterest expense related to salaries and employee benefits, equipment and occupancy expenses and other operating expenses. As Pinnacle Financial increased its number of full-time equivalent employees from 83.5 at September 30, 2003 to 116.0 at September 30, 2004, Pinnacle Financial experienced an approximately $2,117,000 increase in compensation and employee benefit expense. Pinnacle Financial expects to add additional employees throughout 2004 which will cause Pinnacle Financial’s compensation and employee benefit expense to increase in future periods. Pinnacle Financial’s branch expansion efforts in 2003 and 2004 also resulted in increased noninterest expense for 2003 and the first nine months of 2004. The increased operational expenses for the branches opened in 2003 and the expected opening of two additional branches in 2004 will continue to result in increased noninterest expense in future periods. Although Pinnacle Financial’s expenses increased in 2004 when compared to 2003, Pinnacle Financial’s efficiency ratio, the ratio of noninterest expense to the sum of net interest income and noninterest income, decreased from 68.4% for the nine months ended September 30, 2003 to 61.0% for the nine months ended September 30, 2004.

We believe that a rising interest rate environment, which we believe is more likely than a falling rate environment over the next few quarters, will result in increased net interest income for us over that of a falling or stagnant rate environment. Currently, approximately 55.8% of our loan volumes are floating rate loans that reprice with adjustments to our prime lending rate or other similarly published overnite interest rate indices. We also believe we will continue to grow our balance sheet with continued emphasis on floating rate lending. The additional revenues provided by these two items should be sufficient to overcome any immediate increases in funding costs which would also be incurred in a rising rate environment.

Conversely, a falling rate environment would serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income would decrease at a more rapid pace.

Financial Condition. The $138 million increase in loans during the first nine months of 2004 contributed to the increase in Pinnacle Financial’s net income for the nine months ended September 30, 2004 when compared to an increase of $70 million for the similar period in 2003. This increase in volume offset the decrease in average yields on loans between 2004 and 2003. As Pinnacle Financial seeks to increase its loan portfolio it must also continue to monitor the risks inherent in its lending operations. If Pinnacle Financial’s allowance for loan losses is not sufficient to cover loan losses in Pinnacle Financial’s loan portfolio, increases to the allowance for loan losses would be required which would decrease Pinnacle Financial’s earnings.

Pinnacle Financial has successfully grown its total deposits to $542 million at September 30, 2004. This growth in deposits has allowed Pinnacle Financial to fund its asset growth at a lower cost in 2004 than in 2003. While rates paid on deposits decreased during the first nine months of 2004 compared to the same period in 2003, Pinnacle Financial, for competitive reasons, has typically adjusted its deposit rates more slowly than its loan yields during a period of declining interest rates. As such, Pinnacle Financial’s deposit funding costs do not decrease as quickly as do revenues from interest income on floating rate earning assets, thus reducing Pinnacle Financial’s net interest margin. In addition, Pinnacle Financial believes that in certain cases rates paid on deposits have decreased to such levels that further reductions could put Pinnacle Financial at a competitive disadvantage as customers seek higher returns on their balances. The reverse impact would likely result in a scenario of rising interest rates.

Capital and Liquidity. On December 30, 2003, Pinnacle Financial issued $10 million in subordinated debt which bears interest at a floating rate based on a spread over 3-month LIBOR, which is set each quarter, and matures on December 30, 2033. Pursuant to current regulatory guidelines, all of this issuance is classified as Tier 1 capital for regulatory capital purposes for Pinnacle Financial. At September 30, 2004, Pinnacle Financial’s capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements and all requirements Pinnacle Financial has committed to regulators to maintain. Additionally, at September 30, 2004, Pinnacle National would be considered to be “well-capitalized” pursuant to banking regulations.

During the third quarter of 2004, Pinnacle Financial concluded a follow-on offering of its common stock to the general public. As a result of this offering, Pinnacle Financial, through its underwriters, sold 850,000 shares of common stock to the general public at $20 per share. The underwriters also exercised an over-allotment option and purchased an additional 127,500 shares at $20 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18.2 million.

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

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, new banking laws or regulations and other factors are considered. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

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

Results of Operations

Our results were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. Our net income for the three months ended September 30, 2004 and 2003 was $1,391,000 and $787,000, respectively, while the net income for the first nine months of 2004 was $3,630,000 compared to $1,696,000 for the first nine months of 2003 as follows:

	Three Months			Nine Months
	Ended September 30,		Percent	Ended September 30,		Percent
	2004	2003	Increase	2004	2003	Increase
Interest income	$7,214	$4,702	53%	$19,105	$13,018	46%
Interest expense	1,915	1,317	45	5,119	4,012	28

Net interest income	5,299	3,385	57	13,986	9,006	55
Provision for loan losses	1,012	318	218	1,814	953	90

Net interest income after provision for loan losses	4,287	3,067	40	12,172	8,053	51
Noninterest income	1,678	1,024	64	4,086	2,363	73
Noninterest expense	4,004	2,863	40	11,030	7,781	42

Net income before taxes	1,961	1,228	60	5,228	2,635	98
In1ome tax expense	570	441	29	1,598	939	70

Net income	$1,391	$787	77%	$3,630	$1,696	114%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended September 30, 2004, we recorded net interest income of $5,299,000, which resulted in a net interest margin of 3.62% for the period. For the three months ended September 30, 2003, we recorded net interest income of $3,385,000, which resulted in a net interest margin of 3.51% for the period. For the nine months ended September 30, 2004, we recorded net interest income of $13,986,000, which resulted in a net interest margin of 3.55% for the period. For the nine months ended September 30, 2003, we recorded net interest income of $9,006,000, which resulted in a net interest margin of 3.48% for the period.

During the first quarter of 2003, the Federal Reserve Open Market Committee lowered the Federal funds rates from 1.25% to 1.00% and it remained 1.00% until June 30, 2004 when the Open Market Committee increased the Federal funds rate to 1.25%. Subsequently, the Open Market Committee increased the Federal funds rate to 1.75% during the third quarter of 2004. Our management believes this historically low interest rate environment continues to have a negative impact on our net interest income as a significant number of our customers are adjustable rate borrowers with their lines of credit tied primarily to our prime lending rate which declined in lock-step with the Federal funds rate declines.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2004			September 30, 2003
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$392,220	$5,172	5.25%	$269,703	$3,675	5.41%
Securities:
Taxable	170,446	1,840	4.30	100,519	918	3.62
Tax-exempt	13,275	125	4.80	6,642	58	4.10
Federal funds sold	10,503	35	1.32	7,735	18	0.91
Other	3,110	42	6.08	2,224	33	6.57

Total interest-earning assets	589,554	7,214	4.90	386,823	4,702	4.88

Non-earning assets	29,140			19,319

Total assets	$618,694			$406,142

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	40,045	48	0.48%	19,391	17	0.35%
Savings and money market	173,577	374	0.86	106,405	195	0.73
Certificates of deposit	186,596	1,072	2.29	142,425	858	2.39

Total interest-bearing deposits	400,218	1,494	1.22	268,221	1,069	1.58
Securities sold under agreements to repurchase	25,953	33	0.51	16,136	15	0.38
Federal funds purchased and other	1,871	7	1.45	1,127	4	1.31
Federal Home Loan Bank advances	49,000	266	2.16	40,239	229	2.26
Subordinated debt	10,310	115	4.58	—	—	—

Total interest-bearing liabilities	487,352	1,915	1.57	325,723	1,317	1.60
Non-interest bearing demand deposits	85,082	—	—	46,633	—	—

Total deposits and interest-bearing liabilities	572,434	1,915	1.33	372,356	1,317	1.40

Other liabilities	2,392			1,244
Stockholders’ equity	43,868			32,542

Total liabilities and stockholders’ equity	$618,694			$406,142

Net interest income		$5,299			$3,385

Net interest spread (2)			3.33%			3.28%
Net interest margin (3)			3.62%			3.51%

	Nine months ended			Nine months ended
	September 30, 2004			September 30, 2003
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$348,180	$13,624	5.23%	$243,244	$9,995	5.48%
Securities:
Taxable	156,000	4,946	4.24	91,404	2,757	4.02
Tax-exempt	11,572	310	4.61	5,142	138	4.19
Federal funds sold	14,527	110	1.01	5,983	42	0.94
Other	2,786	115	6.22	2,120	86	5.78

Total interest-earning assets	533,065	19,105	4.82	347,893	13,018	5.00

Non-earning assets	27,732			17,986

Total assets	$560,797			$365,879

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	36,886	134	0.48%	16,502	62	0.50%
Savings and money market	158,507	956	0.81	92,084	643	0.93
Certificates of deposit	174,113	2,903	2.23	131,623	2,557	2.59

Total interest-bearing deposits	369,506	3,993	1.44	240,209	3,262	1.81
Securities sold under agreements to repurchase	19,448	54	0.37	13,990	42	0.40
Federal funds purchased and other	2,113	21	1.33	2,936	34	1.56
Federal Home Loan Bank advances	45,705	743	2.17	36,124	674	2.48
Subordinated debt	10,310	308	3.94	—	—	—

Total interest-bearing liabilities	447,082	5,119	1.53	293,259	4,012	1.82
Non-interest bearing demand deposits	73,116	—	—	38,451	—	—

Total deposits and interest-bearing liabilities	520,198	5,119	1.31	331,710	4,012	1.61

Other liabilities	2,227			1,449
Stockholders’ equity	38,372			32,720

Total liabilities and stockholders’ equity	$560,797			$365,879

Net interest income		$13,986			$9,006

Net interest spread (2)			3.29%			3.18%
Net interest margin (3)			3.55%			3.48%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

As noted above, the net interest margin for the third quarter of 2004 was 3.62% compared to a net interest margin of 3.51% for the same period in 2003, an increase of 0.11%. The net interest margin for the first nine months of 2004 was 3.55% compared to a net interest margin of 3.48% for the same period in 2003, an increase of 0.07%. Included in the third quarter of 2004 net interest income was $80,000 in income related to the liquidation of a particular borrower’s assets. Excluding this transaction, the net interest margin for the Company for the three and nine months ended September 30, 2004 would have approximated 3.54% and 3.51%, respectively. Management believes excluding this item from its net interest margin calculation is more meaningful under the circumstances as the increase in net interest income from this particular transaction is not expected to reoccur and the modified presentation of net interest margin is more comparable to prior periods. The net change in the net interest margin was relatively small because the net decrease in the yield on interest-earning assets between the two periods approximated the net decrease in the rate paid on interest-bearing liabilities. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•	Our loan yields decreased from 2003 to 2004. Approximately 55.3% of our loans are floating rate loans at September 30, 2004 compared to 52.7% at December 31, 2003 and 53.7% at September 30, 2003. The interest rate charged the borrower is tied, in substantially all cases, to our prime rate which is usually less than fixed rate loan yields. Due to changes in our prime lending rate, the weighted average prime rate for the first nine months of 2004 was 4.14% compared to 4.18% for the same period in 2003.

•	During 2004, we were able to grow our funding base significantly. For asset/liability management purposes in 2004, we elected to allocate a greater proportion of such funds to our securities portfolio and shorter-term securities versus our loan portfolio than in 2003. The average balance of investment securities and shorter-term investments to total assets for the first nine months of 2004 was 33% compared to 29% in 2003. These types of assets generally have lower yields than do loans.

•	During 2004, overall deposit rates were less than those rates for the comparable period in 2003. In some cases, rates for 2004 have decreased to such levels that further decreases in deposit rates approach what we term “embedded floors” or rates that it is not reasonable or practical to go below, such that further decreases in deposit rates could place us in a competitive disadvantage as customers seek higher returns on their balances. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2004, and as was the case with our prime lending rate, short-term rates were lower than in 2003. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors allowed us to reduce these rates in 2004 compared to the same period in 2003.

•	During the first nine months of 2004, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 55% of our total funding compared to 49% in 2003. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings.

•	The short- and long-term rate environment also impacts rates paid on certificates of deposit and advances from the FHLB; however, these items are also impacted by our decisions to alter the mix of maturities of the underlying accounts within these items. Furthermore, the timing of the initial sale of the certificate of deposit or the funding of the FHLB advance also impacts the rates paid on these items. Our results were impacted by certificates of deposit and advances from the FHLB that had been acquired during periods of higher interest rates. Such items matured during the interim period between the three and nine months ended September 30, 2004 and 2003, and were replaced by certificates of deposit and advances from the FHLB which had lower interest rates. These matters contributed to the reduction in the rates paid on certificates of deposit and advances from the FHLB between the two periods.

•	Also impacting the net interest margin during the first three and nine months of 2004 was the issuance of subordinated indebtedness. This indebtedness was issued at the end of 2003, thus it did not impact the prior period’s results. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on this indebtedness is computed in relation to the three-month LIBOR index and is repriced quarterly.

Rate and Volume Analysis. As noted above, net interest income increased by $4,980,000 between the nine months ended September 30, 2004 and 2003. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)
Interest-earning assets:
Loans	$4,052	$(423)	$3,629
Securities:
Taxable	2,265	(76)	2,189
Tax-exempt	172	—	172
Federal funds sold and securities purchased under agreements to resell	48	20	68
Other	23	6	29

	6,560	(473)	6,087

Interest-bearing liabilities:
Interest checking	$78	$(6)	$72
Savings and money market accounts	382	(69)	313
Certificates of deposit	659	(313)	346

Total interest-bearing deposits	1,119	(388)	731
Securities sold under agreements to repurchase	17	(5)	12
Federal funds purchased	1	(14)	(13)
Federal Home Loan Bank advances	147	(78)	69
Subordinated debt	308	—	308

	1,592	(485)	1,107

Increase (decrease) in net interest income	$4,968	$12	$4,980

(1)	The above amounts are presented on a fully tax equivalent basis.

(2)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

In December 2003, we acquired, for $500,000, a $1,500,000 loan which we had previously sold to another financial institution. Through June 30, 2004, we accounted for the discount under the cost-recovery method pursuant to Practice Bulletin Number 6, “Amortization of Discounts on Certain Acquired Loans”, issued by the Accounting Standards Executive Committee (AcSEC). Under the cost-recovery method of accounting, cash collections are first applied against the $500,000 recorded amount of the loan; when the loan has been reduced to zero, any additional amounts received are recognized as income. During the second quarter of 2004, we collected the remaining net book value of the loan and an additional $260,000, of which $217,000 was recognized as interest income and $43,000 was credited to other expense as a recovery of legal expenses incurred by us. As a result of a settlement agreement entered into with the borrower, Pinnacle Financial received $80,000 during the third quarter from the sale of certain assets related to this borrower which has been recognized as interest income. During the third quarter of 2004, Pinnacle National subsequently sold to a third party a loan to this borrower, which resulted from the settlement agreement, and recognized a $280,000 gain on sale of loans in the accompanying statement of income during the three months ended September 30, 2004.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $1,012,000 and $318,000 for the three months ended September 30, 2004 and 2003, respectively. Additionally, the provision for loan losses amounted to $1,814,000 and $953,000 for the nine months ended September 30, 2004 and 2003, respectively.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The increase in the provision for loan losses for the three and nine months ended September 30, 2004 when compared to the three months and nine months ended September 30, 2003 was primarily due to the increase in loans throughout 2004 when compared to 2003 offset by lower net charge-off’s for 2004 compared to 2003.

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

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2004	2003	Change	2004	2003	Change
Service charges on deposit accounts	$311	$137	127%	$706	$359	97%
Investment services	465	325	43	1,259	657	92
Fees from origination of mortgage loans	419	245	71	877	489	79
Gain on loans and loan participations sold	219	75	192	457	201	127
Gain on sale of investment securities, net	109	113	(4)	357	248	44
Other noninterest income	155	129	20	430	409	5

Total noninterest income	$1,678	$1,024	64%	$4,086	$2,363	73%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At September 30, 2004, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $368 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $247 million at September 30, 2003.

Service charge income for 2004 increased over that of 2003 due to an increase in the number of deposit accounts subject to service charges. Additionally, mortgage related fees, attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003, also provided for a significant portion of the increase in noninterest income between 2004 and 2003. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

Another noninterest income item for the three and nine months ended September 30, 2004 and 2003 was related to our sale of certain loan participations to our correspondent banks that were primarily related to new lending transactions in excess of internal loan limits. At September 30, 2004 and pursuant to participation agreements with these correspondents, we had participated approximately $53 million of originated loans to these other banks compared to $46 million at September 30, 2003. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125", we recorded $177,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the nine months ended September 30, 2004 compared to $201,000 during the nine months ended September 30, 2003. At September 30, 2004, the unamortized asset associated with these cumulative gains approximated $480,000. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

During the third quarter of 2004, we sold a loan to an individual and recorded a gain on the sale of this loan of $280,000. We had acquired this loan pursuant to a settlement agreement with a borrower for which we had no basis in the loan.

Also included in noninterest income for the nine months ended September 30, 2004, were net gains of approximately $357,000 realized from the sale of approximately $28 million of available-for-sale securities. This compares to $248,000 in gains on the sale of investment securities for the same period in the prior year.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National was guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies and amounted to approximately $16,000 during the three months ended September 30, 2004 compared to $25,000 during the three months ended September 30, 2003. Additionally, the crediting rate increased the cash surrender value of the policies by $57,000 during the nine months ended September 30, 2004 compared to $75,000 during the nine months ended June 30, 2003. At June 30, 2004, the aggregate cash surrender value of these policies, which is reflected in other assets on our consolidated balance sheet, was $1,991,000. Pinnacle National has not borrowed any funds against these policies as of September 30, 2004.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2004	2003	Change	2004	2003	Change
Compensation and employee benefits	$2,541	$1,882	35%	$7,128	$5,011	42%
Equipment and occupancy	588	480	23	1,628	1,323	23
Marketing and other business development	158	85	86	463	264	75
Postage and supplies	154	93	66	377	273	38
Other noninterest expense:
Accounting and auditing	135	45	200	255	128	99
Consultants, including loan review	41	18	127	94	54	74
Legal, including borrower related charges	80	50	60	175	142	23
OCC exam fees	35	25	40	96	68	41
Directors fees	36	24	50	109	75	45
Insurance, including FDIC	68	45	51	170	84	102
Other	168	116	45	535	359	49

Total other noninterest expense	563	323	74	1,434	910	58

Total noninterest expense	$4,004	$2,863	40%	$11,030	$7,781	42%

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses during 2004 when compared to 2003 for such items as additional personnel, the opening of additional branches, legal and audit expenses and other expenses which tend to increase in relation to our growth.

At September 30, 2004, we employed 116.0 full time equivalent employees compared to 83.5 at September 30, 2003. We intend to continue to add employees to our work force during 2004, which will cause our salary costs to increase in future periods. Also, during 2003 we opened two new branch offices in the Rivergate area of Nashville and in the Cool Springs area of Williamson County. The additional costs to operate these branches also served to increase our occupancy and equipment expenses in 2004 over that of 2003 due to the branches only being open for partial years in 2003. Additionally, we opened a new branch office in the West End area of Nashville during the third quarter, which also contributed to the increase in our expenses in 2004 over 2003.

Marketing and other business development expenses are higher in 2004 compared to 2003 due to increased customer entertainment and community relations expenses. Other noninterest expenses are significantly higher in 2004 over the same periods in 2003. For the three month period ended September 30, 2004 compared to the same period in 2003, other noninterest expenses were $240,000 higher and for the nine month period ended September 30, 2004 compared to the same period in 2003, other noninterest expenses were $524,000 higher. Most of these increases are attributable to increased audit and accounting fees, legal fees and insurance expenses. Of particular note is that audit and accounting fees are higher in 2004 due to increased expenses associated with Sarbanes Oxley Section 404 compliance and other matters. For the nine month periods, audit and accounting fees are $127,000 higher in 2004 over that of 2003, legal fees are $62,000 higher and insurance costs are $70,000 higher.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 57.4% in the third quarter of 2004 compared to 65.0% in the third quarter of 2003. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the nine months ended September 30, 2004 was 61.0% compared to 68.4% for the same period in 2003. As a result of a settlement agreement entered into with a borrower, Pinnacle Financial received $80,000 during the third quarter from the sale of certain assets related to this borrower which has been recognized as interest income. Also during the third quarter of 2004, Pinnacle National subsequently sold to a third party a loan to this borrower, which resulted from the settlement agreement, and recognized a $280,000 gain on sale of loans in the accompanying statement of income during the three months ended September 30, 2004. These transactions served to reduce our efficiency ratio for the three and nine month periods ended September 30, 2004. Excluding these transactions, our efficiency ratio would have approximated 60.5% and 62.3% for the three and nine months ended September 30, 2004, respectively. Management believes excluding these items from its efficiency ratio calculation is more meaningful under the circumstances as the decrease in the efficiency ratio from these particular transactions is not expected to reoccur and the modified presentation of the efficiency ratio is more comparable to prior periods. Although our absolute expense level increased between the three and nine month periods ended September 30, 2004 and 2003, the efficiency ratio improved.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and in what we believe differentiates us from many other financial institutions, substantially all of our employees are eligible for variable pay incentives. Included in the three months ended September 30, 2004 and 2003 are personnel expense amounts of $345,000 and $311,000 in costs related to the accrual of these variable pay awards. Included in the nine months ended September 30, 2004 and 2003 are personnel expense amounts of $995,000 and $823,000 in costs related to these variable pay awards. The increase in awards in 2004 from the previous year was primarily due to increases in number of personnel. The incentive plan for 2004 is structured similarly to that of the 2003 plan. Because of the relative experience of our associates, our compensation costs are and will continue to be higher on a per associate basis than other financial institutions, however, according to the America’s Community Bankers 2003 Compensation Study, Pinnacle Financial employs substantially fewer employees per $1 million in assets than the average bank our size.

Income Taxes. The effective income tax expense rate for the three months ended September 30, 2004 was approximately 29.1% compared to an effective income tax expense rate for the three months ended September 30, 2003 of approximately 35.9%. The effective income tax expense rate for the nine months ended September 30, 2004 was approximately 30.6% compared to an effective income tax expense rate for the nine months ended September 30, 2003 of approximately 35.6%. The reduction in the effective tax rate for 2004 was primarily due to Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next seven years. The credit that is available for the year ended December 31, 2004 is $300,000. Pinnacle Financial believes that it and its subsidiary will be able to comply with the various regulatory provisions of the New Markets Tax Credit program during 2004 such that it will be able to claim the credit in its 2004 Federal income tax return. Also serving to reduce the effective tax rate for the third quarter of 2004 was the recording of additional benefits from our municipal securities portfolio. These benefits amounted to approximately $30,000 in reduced income tax expense in the third quarter of 2004.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	September	June	March	December	September	June
	2004	2004	2004	2003	2003	2003
Balance sheet data, at quarter end:
Total assets	$685,408	586,313	541,052	498,421	440,693	403,229
Total loans	434,909	355,267	323,416	297,004	279,702	255,448
Allowance for loan losses	(5,434)	(4,466)	(4,042)	(3,719)	(3,492)	(3,189)
Securities	191,323	165,528	162,315	139,944	115,421	99,968
Total deposits	541,859	467,321	437,601	390,569	347,191	309,089
Securities sold under agreements to repurchase	22,958	23,772	14,699	15,050	19,291	17,803
Advances from FHLB	51,500	47,500	40,500	44,500	39,500	41,500
Subordinated debt	10,310	10,310	10,310	10,310	—	—
Total stockholders’ equity	56,668	35,125	36,266	34,336	33,245	33,627
Balance sheet data, quarterly averages:
Total assets	$618,694	555,437	508,260	454,700	406,142	365,385
Total loans	392,220	343,974	306,549	283,387	269,703	245,383
Securities	183,721	169,192	149,802	137,243	107,162	95,351
Total earning assets	589,554	527,070	482,572	432,691	386,823	347,671
Total deposits	485,300	439,964	402,603	356,030	314,302	277,592
Securities sold under agreements to repurchase	25,953	17,523	14,868	16,013	16,136	11,728
Advances from FHLB	49,000	45,736	42,379	43,630	40,239	38,137
Subordinated debt	10,310	10,310	10,310	655	—	—
Total stockholders’ equity	43,868	35,542	35,705	33,935	32,542	32,944
Statement of operations data, for the three months ended:
Interest income	$7,214	6,225	5,666	5,244	4,702	4,369
Interest expense	1,915	1,689	1,514	1,351	1,317	1,385

Net interest income	5,299	4,536	4,152	3,893	3,385	2,984
Provision for loan losses	1,012	449	354	204	318	347

Net interest income after provision for loan losses	4,287	4,087	3,798	3,689	3,067	2,637
Noninterest income	1,678	1,183	1,225	924	1,024	877
Noninterest expense	4,004	3,615	3,412	3,268	2,863	2,675

Net income before taxes	1,961	1,655	1,611	1,345	1,228	839
Income tax expense	570	487	540	487	441	302

Net income	$1,391	1,168	1,071	858	787	537

Per share data:
Earnings – basic	$0.18	0.16	0.15	0.12	0.11	0.07
Earnings – diluted	$0.16	0.14	0.13	0.11	0.10	0.07
Book value at quarter end (1)	$6.75	4.74	4.91	4.65	4.50	4.55
Weighted avg. shares – basic	7,832,512	7,397,920	7,384,106	7,384,106	7,384,106	7,384,106
Weighted avg. shares – diluted	8,857,015	8,279,114	8,213,730	8,114,888	7,944,654	7,761,284
Common shares outstanding	8,389,232	7,404,586	7,384,106	7,384,106	7,384,106	7,384,106

(1)	Book value per share computed by dividing total stockholders’ equity by common shares outstanding

Financial Condition

Our consolidated balance sheet at September 30, 2004 reflects significant growth since December 31, 2003. Total assets grew to $685 million as of September 30, 2004 up 75% on an annualized basis from the $498 million reported at December 31, 2003 and up 111% from the $441 million reported at September 30, 2003. Loans as of September 30, 2004 were $435 million compared to $297 million at December 31, 2003 and $280 million at September 30, 2003. Total deposits increased to $542 million at September 30, 2004, compared to $391 million at December 31, 2003 and $347 million at September 30, 2003.

Net loan growth for the quarter ended September 30, 2004 was $80 million, compared to $32 million during the second quarter of 2004 and $24 million during the third quarter of 2003. Total deposit growth for the quarter ended September 30, 2004, was $75 million, compared to $30 million during the second quarter of 2004 and $38 million during the third quarter of 2003.

Loans. The composition of loans at September 30, 2004 and December 31, 2003 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2004		2003
	Amount	%	Amount	%
Commercial real estate – Mortgage	$106,476	24.4%	$68,507	23.1%
Commercial real estate – Construction	15,008	3.5	8,211	2.8
Commercial – Other	187,692	43.2	129,882	43.7

Total commercial	309,176	71.1	206,600	69.6

Consumer real estate – Mortgage	108,779	25.0	76,042	25.6
Consumer real estate – Construction	2,605	0.6	3,077	1.0
Consumer – Other	14,349	3.3	11,285	3.8

Total consumer	125,733	28.9	90,404	30.4

Total loans	$434,909	100.0%	$297,004	100.0%

The following table classifies our fixed and variable rate loans at September 30, 2004 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years along with percentage comparisons to December 31, 2003. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2004			Percentages to total loans
	Fixed	Variable		at Sept. 30,	at Dec. 31,
	Rates	Rates	Total	2004	2003
Based on contractual maturities:
Due within one year	$15,077	$124,671	$139,748	32.1%	31.7%
Due in one year through five years	95,842	84,398	180,240	41.5	44.0
Due after five years	22,780	92,141	114,921	26.4	24.3

	$133,699	$301,210	$434,909	100.0%	100.0%

Based on contractual repricing dates:
Floating rate	$—	$240,459	$240,459	55.3%	52.7%
Reprice within one year	15,077	25,851	40,928	9.4	8.6
Reprice in one year through five years	95,842	33,722	129,564	29.8	35.2
Reprice after five years	22,780	1,178	23,958	5.5	3.5

	$133,699	$301,210	$434,909	100.0%	100.0%

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2004, we had one loan for $1,334,000 on nonaccrual compared to loans of $379,000 at December 31, 2003. An estimate of the loss related to these nonaccrual loans has been incorporated into our ALL methodology.

There were approximately $95,000 in other loans at September 30, 2004 which were 90 days past due and still accruing interest. At September 30, 2004 and December 31, 2003, no loans were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at September 30, 2004 and December 31, 2003. The following table is a summary of our nonperforming assets at September 30, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Nonaccrual loans (1)	$1,332	$379
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	1,332	379
Accruing loans past due 90 days or more	95	182

Total nonperforming assets and accruing loans past due 90 days or more	$1,427	$561

Total loans outstanding	$434,909	$297,004

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.33%	0.19%

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	26.26%	15.08%

(1)	Interest income that would have been recorded during the first nine months of 2004 related to nonaccrual loans was $26,000 compared to $68,000 for the nine months ended September 30, 2003, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $366,000 at September 30, 2004 or 0.08% of total loans compared to $1,687,000 or 0.57% of total loans at December 31, 2003. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of September 30, 2004 and December 31, 2003, our allowance for loan losses was $5,434,000 and $3,719,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 71% of our loan portfolio at September 30, 2004 and December 31, 2003 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines and letters of credit to borrowers in the trucking industry and to operators of nonresidential buildings at September 30, 2004 and December 31, 2003. Credit exposure to the trucking industry approximated $42.0 million at September 30, 2004 and $35.0 million at December 31, 2003. Credit exposure to operators of nonresidential buildings approximated $19.9 million at September 30, 2004 and $16.6 million at December 31, 2003. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At September 30, 2004 and December 31, 2003, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of September 30, 2004 and December 31, 2003 and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2004		2003
	Amount	%	Amount	%
Commercial	$3,430	71.1%	$2,329	69.6%
Consumer	864	28.9	670	30.4
Unallocated	1,140	na	720	na

	$5,434	100.0%	$3,719	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2004 and for the year ended December 31, 2003 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2004	2003
Balance at beginning of period	$3,719	$2,677
Provision for loan losses	1,012	1,157
Charged-off loans	(112)	(167)
Recoveries of previously charged-off loans	13	52

Balance at end of period	$5,434	$3,719

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.25%	1.28%

Ratio of net charge-offs to average loans outstanding for the period (1)	0.03%	0.05%

(1)	The ratio of net charge-off’s to average loans outstanding for the nine months ended September 30, 2004 was computing by annualizing the net charge-off amount to a twelve-month period.

During the first six months of 2004, we charged-off $112,000 related to several consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs and we will consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Investments. The following table summarizes the amortized cost and fair value of our securities at September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$24,225	$207	$—	$24,432
Mortgage-backed securities	128,760	655	(319)	129,096
State and municipal securities	7,861	25	—	7,886
Corporate notes	2,318	—	(25)	2,293

	$163,164	$887	$(344)	$163,707

Securities held-to-maturity:
U.S. government and agency securities	$17,746	$11	$(196)	$17,561
State and municipal securities	9,870	—	(162)	9,708

	$27,616	$11	$(358)	$27,269

	December 31, 2003 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government and agency securities	$27,023	$353	$(104)	$27,272
Mortgage-backed securities	103,088	507	(617)	102,978
State and municipal securities	9,590	143	(39)	9,694

	$139,701	$1,003	$(760)	$139,944

(1)	At December 31, 2003, Pinnacle National had no securities classified as “held-to-maturity”.

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

Pinnacle Financial realized approximately $357,000 in net gains from the sale of $28,461,000 of available-for-sale securities during the nine months ended September 30, 2004, of which $109,000 was realized in the third quarter of 2004. Pinnacle Financial realized $248,000 in net gains on the sale of $23,125,000 of available-for-sale securities during the nine months ended September 30, 2003 of which $114,000 was realized in the third quarter of 2003. Gross realized gains amounted to $421,000 on the sale of $14.5 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $13.9 million of available-for-sale securities during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, gross realized gains amounted to $263,000 on the sale of $20.5 million of available-for-sale securities while gross realized losses amounted to $15,000 on the sale of $2.6 million of available-for-sale securities. At September 30, 2004, approximately $113,895,000 of Pinnacle Financial’s securities portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004
	U.S. government		State and
	and agency		municipal		Corporate
	securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	1,838	5.0%	2,293	3.4%	4,131	4.1%
Due in five years to ten years	23,134	4.6%	4,237	5.5%	—	—	27,371	4.7%
Due after ten years	1,298	5.5%	1,811	5.8%	—	—	3,109	5.8%

	$24,432	4.6%	$7,886	5.5%	$2,293	3.4%	$34,611	4.7%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	3,250	4.1%	846	4.3%	—	—	4,096	4.2%
Due in five years to ten years	14,546	4.3%	7,170	5.0%	—	—	21,666	4.5%
Due after ten years	—	—	1,854	5.3%	—	—	1,854	5.3%

	$17,746	4.3%	$9,870	5.0%	$—	—%	$27,616	4.5%

	December 31, 2003 (1)
	U.S. government		State and
	and agency		municipal		Corporate
	securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	4,036	4.0%	2,005	4.8%	—	—	6,041	4.3%
Due in five years to ten years	23,236	4.4%	7,221	5.0%	—	—	30,457	4.6%
Due after ten years	—	—	468	5.2%	—	—%	468	5.2%

	$27,272	4.3%	$9,694	4.9%	$—	—%	$36,966	4.7%

(1)	At December 31, 2003, Pinnacle National had no securities classified as “held-to-maturity”. We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

At September 30, 2004, the fair value of our mortgage-backed securities portfolio approximated $129.0 million compared to $103.0 million at December 31, 2003. All of these securities were included in our securities available-for-sale portfolio. A statistical comparison of our mortgage-backed portfolio at September 30, 2004 and December 31, 2003 follows:

	September 30, 2004	December 31, 2003
Weighted average life	4.97	4.75
Weighted average coupon	5.18%	5.24%
Tax equivalent yield	4.41%	4.44%
Modified duration (*)	3.62%	3.95%

(*)	Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.

Deposits and Other Borrowings. We had approximately $542 million of deposits at September 30, 2004 compared to $391 million at December 31, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $23.0 million at September 30, 2004 compared to $15.1 million at December 31, 2003. Additionally, at September 30, 2004, we had borrowed $51.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $44.5 million at December 31, 2003.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004		December 31, 2003
	Amount	Percentage	Amount	Percentage
Core funding:
Noninterest-bearing demand deposits	$107,470	17.2%	$60,796	13.2%
Interest-bearing demand deposits	42,670	6.8	31,407	6.8
Savings and money market deposits	195,082	31.1	140,384	30.5
Time deposits less than $100,000	41,760	6.7	43,996	9.6

Total core funding	386,982	61.8	276,583	60.1

Non-core funding:
Time deposits greater than $100,000
Public funds	51,975	8.3	26,812	5.8
Brokered deposits	45,401	7.2	39,364	8.5
Other time deposits greater than $100,000	57,502	9.2	47,810	10.4
Securities sold under agreements to repurchase	22,958	3.7	15,050	3.3
Federal Home Loan Bank advances	51,500	8.2	44,500	9.7
Subordinated debt	10,310	1.6	10,310	2.2

Total non-core funding	239,646	38.2	183,846	39.9

	$626,628	100.0%	$460,429	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of September 30, 2004 and December 31, 2003 amounted to $139 million and $114.0 million, respectively. The following table shows our time deposits over $100,000 by category at September 30, 2004 and December 31, 2003, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	September 30, 2004	December 31, 2003
Three months or less	$37,349	$32,054
Over three but less than six months	42,788	28,109
Over six but less than twelve months	24,388	28,502
Over twelve months	50,353	25,321

	$154,878	$113,986

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

The Subordinated Debentures are unsecured, bear an interest rate based on a spread over 3-month LIBOR (equal to the spread paid by the Trust on the Trust Preferred Securities) which is set each quarter and matures on December 30, 2033. Interest is payable quarterly. Pinnacle Financial may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and Pinnacle Financial’s ability to pay dividends on our common shares will be restricted.

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

Capital Resources. At September 30, 2004 and December 31, 2003, our stockholders’ equity amounted to $56.7 million and $34.3 million, respectively. The change in stockholders’ equity between December 31, 2003 and September 30, 2004 was attributable to our net income for the nine months ended September 30, 2004 of $3.6 million, the net proceeds from the issuance of our common stock pursuant to a follow-on stock offering of $18.2 million and the net increase in comprehensive income of $371,000 attributable to the increase in fair value of our available-for-sale securities portfolio. Additionally, during the first nine months of 2004, we received approximately $118,000 in proceeds from our associates through the exercise of incentive stock options granted to them previously.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At September 30, 2004 and December 31, 2003, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At September 30, 2004 and December 31, 2003, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at September 30, 2004 and December 31, 2003:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$72,933	13.4%	$43,482	8.0%	not applicable
Pinnacle National	$61,742	11.4%	$43,442	8.0%	$54,302	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,499	12.4%	$21,741	4.0%	not applicable
Pinnacle National	$57,266	10.6%	$21,721	4.0%	$32,581	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,499	10.9%	$24,730	4.0%	not applicable
Pinnacle National	$57,266	9.3%	$24,710	4.0%	$30,888	5.0%
At December 31, 2003
Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.

In connection with approving Pinnacle Financial’s issuance of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required Pinnacle Financial to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the period ended December 31, 2004. In connection with such approval, Pinnacle Financial’s Chairman of the Board, President and Chief Executive Officer, and Chief Administrative Officer committed to the FRB-Atlanta that if required to enable Pinnacle Financial to make interest payments in 2004 on its Subordinated Debentures under certain circumstances, they would exercise up to 185,000 warrants to acquire Pinnacle Financial common stock held by them to provide funds for such payment.

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

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (net income divided by average total assets), return on average equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the nine month period ended September 30, 2004 compared to the year ended December 31, 2003.

	2004	2003
Return on average assets	0.87%	0.66%
Return on average equity	12.66%	7.70%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	6.84%	8.54%

(1)	The return on average assets and return on average equity for the nine months ended September 30, 2004 was computed by annualizing the numerator to a twelve-month period.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2004 and December 31, 2003, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2004, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $51.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
November 8, 2004	$10,000	1.73
January 28, 2005	2,000	2.18
September 15, 2004	5,000	2.03
October 14, 2005	3,000	3.10
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
March 12, 2006	3,000	1.97
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
May 19, 2006	10,000	1.76
September 30, 2006	4,000	2.39
January 26, 2007	2,000	3.24

	$51,500

Weighted average interest rate		2.15%

At September 30, 2004, brokered certificates of deposit approximated $45.4 million which represented 7.2% of total fundings compared to $39.4 million and 8.5% at December 31, 2003. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At September 30, 2004, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson, Williamson and surrounding counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities in Davidson, Williamson and surrounding counties.

The following table presents additional information about our contractual obligations as of September 30, 2004, which by their terms have contractual maturity and termination dates subsequent to September 30, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Contractual obligations:
Certificates of deposit	$131,384	$64,180	$1,074	$—	$196,638
Securities sold under agreements to repurchase	22,958	—	—	—	22,958
Federal Home Loan Bank advances	20,000	31,500	—	—	51,500
Subordinated debt	—	—	—	10,310	10,310
Minimum operating lease commitments	774	1,639	1,729	2,487	6,629

Totals	$175,116	$97,319	$2,803	$12,797	$288,035

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At September 30, 2004, we had outstanding standby letters of credit of $42.1 million and unfunded loan commitments outstanding of $133.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At September 30, 2004, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of September 30, 2004, which by their terms have contractual maturity dates subsequent to

September 30, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Unfunded commitments:
Letters of credit	$37,307	$2,174	$2,604	$—	$42,085
Lines of credit	88,854	12,252	5,000	32,220	133,326

Totals	$126,161	$14,426	$7,604	$32,220	$175,411

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

Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of Pinnacle Financial.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Pinnacle Financial began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Its adoption is not expect to have a material impact on the consolidated financial position or results of operations of Pinnacle Financial.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item 3 is included on pages 36 through 38 of Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Award Agreement

10.2	Form of Incentive Stock Option Agreement

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 5, 2004

/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer

November 5, 2004