Form 10-K
period 2004-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2005-02-28
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities and Exchange Act of 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

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

Indicate by check mark where the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $115,345,000 as of June 30, 2004.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,389,232 shares of common stock as of February 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 19, 2005, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank — to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial. Forward-looking statements made by us in this report are also subject to those risks identified within the section entitled “Risk Factors” beginning on page 16.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its subsidiary Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries. References herein to the fiscal years 2000, 2001, 2002, 2003 and 2004 mean our fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004 respectively.

ITEM 1. BUSINESS

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

PFP Title Company is a wholly-owned subsidiary of Pinnacle National. PFP Title Company sells title insurance policies to Pinnacle National customers and others. PNFP Holdings, Inc. is a wholly-owned subsidiary of PFP Title Company and is the parent of PNFP Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Pinnacle Community Development, Inc. is a wholly-owned subsidiary of Pinnacle National and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of the Treasury. The primary mission of Pinnacle Community Development, Inc., is serving, or providing investment capital for, low-income communities or low-income persons. PNFP Statutory Trust I, a wholly-owned subsidiary of Pinnacle Financial, was created for the exclusive purpose of issuing capital trust preferred securities. Pinnacle Advisory Services, Inc., a wholly-owned subsidiary of Pinnacle Financial, was established as a registered investment advisor pursuant to regulations promulgated by the Board of Governors of the Federal Reserve System. Pinnacle Credit Enhancement Holdings, Inc., a wholly-owned subsidiary of Pinnacle Financial, was established as a holding company to own a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of letters of credit issued by the investors for the benefit of banks and other financial institutions.

FDIC information as of September 30, 2004, reflects that there are 179 commercial banks which are currently active and were also chartered in the United States in 2000, excluding those institutions that appear to have transferred an existing charter to a new charter. Based on this information, Pinnacle National was the largest and fastest growing of these banks in terms of total assets. We believe that one of the principal factors contributing to our rapid growth thus far has been our ability to effectively position ourselves as a locally managed community bank committed to providing outstanding service and trusted financial advice.

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

We believe that our primary market segments, which are small businesses with annual sales from $1 million to $50 million and affluent households with investable assets over $250,000, are more likely to be disaffected by the banking industry’s perceived decline in customer service and lack of financial product sophistication. To overcome these customer perceptions and attract business from these market segments, we seek to hire only seasoned professionals, from both the banking and brokerage industries, and strategically designed our banking, investment and insurance products to meet the expected needs of our targeted market segments. As an example, we consider our consumer brokerage and corporate treasury management products to be at least at parity with the large regional banks that dominate our target segment in the Nashville market. Accordingly, our marketing philosophy is centered on delivering exceptional service and effective financial advice through highly trained personnel who understand and care about the broad financial needs and objectives of our clients.

Business Strategies. To carry out our marketing philosophy, our specific business strategies have been and will continue to be:

•	Hire and retain highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business with small businesses and affluent households within the Nashville MSA. Since inception, we have attracted 126 associates to our firm, including 32 during 2004. Substantially all of these associates have been employed in similar positions in the Nashville MSA for at least 10 years. Many of our senior customer contact personnel have in excess of 20 years experience in Nashville. We have also been successful in maintaining an annual retention ratio of our personnel of approximately 98% at December 31, 2004. We believe we will continue to experience success in attracting new associates and retaining associates to our firm.

•	Provide individualized attention with consistent, local decision-making authority.

•	Offer a full line of financial services to include traditional depository and credit products, as well as, sophisticated investment and insurance products. As of December 31, 2004, Pinnacle National’s brokerage division, Pinnacle Asset Management, had accumulated approximately $398 million in brokerage assets.

•	Capitalize on customer dissatisfaction that we believe exists and that has been caused by what we believe to be our competitors’ less than satisfactory response to the financial needs of today’s sophisticated consumers and small- to medium-sized businesses. Since we began our company, we have historically surveyed our customers on numerous matters related to their relationship with us. Consistently, these surveys indicate that our service quality is significantly better than their prior banking relationships.

•	Build on our directors’ and officers’ diverse personal and business contacts, community involvement and professional expertise.

•	Establish a distribution strategy designed to prudently expand our physical and virtual market presence, thereby providing convenient banking access for our clients 24 hours a day. We opened two new offices in 2004 and intend to open two more offices in 2005. Our courier deposit pickup service consistently receives high marks from our small business customers. We now have approximately 49% of our commercial clients utilizing our Internet banking product which we believe to be well over the industry averages.

•	Use technology and strategic alliances, including those established through Pinnacle Asset Management to provide a broad array of sophisticated and convenient products and services.

We believe that our business strategies allow us to effectively distinguish ourselves from other financial institutions operating within the Nashville MSA and successfully attract and retain business relationships with small businesses and affluent households.

Market Area. Pinnacle National’s primary service area, which comprises the Nashville metropolitan statistical area, includes Davidson County and thirteen surrounding counties. This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of 1.3 million people. For Pinnacle National, we concentrate our market efforts on the Davidson, Williamson, Sumner and Rutherford counties.

The economic success of Pinnacle National’s primary service area depends heavily upon the economic viability of the metropolitan Nashville, Tennessee area. Nashville is the capital of Tennessee and a city that we believe is an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors. In January of 2005, “Expansion Management” magazine noted that Nashville ranked first among cities in the nation for companies that are looking to expand or relocate.

Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises such as Vanderbilt University and Medical Center, HCA Inc., Saturn Corporation and Nissan Motor Manufacturing Corporation USA. Additionally, according to the Nashville Area Chamber of Commerce, the regional economy has outperformed the state and national economies during the most recent time periods and continues to benefit from low unemployment, consistent job growth, substantial outside investment and expansion and a well trained and growing labor force. We anticipate that these factors will continue to cause more businesses to relocate to, or start operations in, the Nashville MSA and, in turn, will increase the demand for depository and lending services within our market at a pace faster than national averages.

Pinnacle National’s main office is located in Nashville’s central business district in downtown Nashville. The downtown market consists of a variety of commercial establishments and entertainment venues. We believe that the downtown area is an important location for financial institutions requiring visibility within Nashville’s prominent commercial and private banking markets. Accordingly, we believe that this location is well suited for our bank’s business development efforts. According to FDIC data, the trade areas in which the existing seven offices are located account for 66.8% of the deposits in the entire fourteen county MSA.

In November 2000, Pinnacle National opened a branch office in Brentwood in Williamson County. In September 2001, Pinnacle National opened a second branch office in the Green Hills area of Nashville. Pinnacle National opened a third branch office in the Rivergate area of Davidson County in April of 2003 and a fourth branch office in the Cool Springs area of Williamson County in October of 2003. In September 2004, Pinnacle National opened its fifth branch office in the West End area of Nashville. Pinnacle National also opened its sixth branch office in

Franklin, Tennessee, which is the county seat of Williamson County in January of 2005. Pinnacle National intends to open two additional branch offices in the Nashville MSA in 2005, one of which is expected to be in Hendersonville, Tennessee in Sumner County and the second is expected to be located in the Rutherford County area of the Nashville MSA. Management believes these additional offices will continue to strengthen Pinnacle National’s market presence, allowing it to grow its customer base more rapidly.

Competition. According to FDIC data, bank and thrift deposits in the Nashville MSA grew from approximately $13.7 billion at June 1995 to more than $23.1 billion at June 2004. As of June 30, 2004, approximately 76% of this deposit base was controlled by large, multi-state banks headquartered outside of Nashville, which included AmSouth (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), USBancorp (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia) and Regions Financial Corporation (headquartered in Birmingham, Alabama). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of AmSouth (including the acquired First American National Bank), Bank of America and SunTrust declined from 58.8% to 52.0% during the nine years ended June 30, 2004. Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Nashville MSA have been able to increase their deposit market share in recent years at the expense of these larger, multi-state banks.

We also believe that Pinnacle National’s status as a community bank will not be enough to compete in today’s financial industry. In the wake of modern technology and the prosperity of the United States’ financial markets over the past decade, banking clients have generally become more sophisticated in their approach to selecting financial services providers. We believe that the most important criteria to our bank’s targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, we believe that many of our bank’s targeted clients would prefer to deal with a locally-owned institution headquartered in Nashville, like Pinnacle National, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.

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

Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2004, Pinnacle National is able to loan any one borrower a maximum amount equal to approximately $9.6 million plus an additional $6.3 million, or a total of approximately $15.9 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as Pinnacle National’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, Pinnacle National imposes upon itself an internal lending limit of $5 million, which is less than the prescribed legal lending limit, thus further reducing its exposure to any single borrower.

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

Asset and Liability Management

Our Asset Liability Management Committee (“ALCO”), composed of senior managers of Pinnacle National, manages Pinnacle National’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle National’s board of directors has adopted. ALCO works to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

Additionally, we may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities. We may use derivatives as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2004 and 2003, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Pinnacle National offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle National’s clients in achieving their financial objectives consistent with their risk tolerances. Pinnacle National’s suite of investment products include:

• Mutual Funds • Variable Annuities • Money Market Instruments • Treasury Securities • Bonds	• Fixed Annuities • Stocks • Financial Planning • Asset Management Accounts • Listed Options

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

Pinnacle Financial recently established Pinnacle Advisory Services, Inc., a registered investment advisor, to provide financial planning services to its clients.

Other Banking Services

Given client demand for increased convenience in accessing banking and investment services, Pinnacle National also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle National is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In most cases, Pinnacle National, in contrast to its competitors, reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network which enables us to demonstrate greater convenience as compared to these competitors. Pinnacle National does not plan to exercise trust powers during its initial years of operation, but may do so in the future subject to the approval of the Office of the Comptroller of the Currency.

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

Employees

At February 15, 2005, Pinnacle National employed 126 employees of which 124 were full time. Pinnacle National considers its relationship with all employees to be excellent. Additionally, during 2004, Pinnacle Financial was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees. This is the second consecutive year for Pinnacle to receive top honors in the annual awards program.

We are also one of a relatively small number of financial firms in the country that provide stock options for all associates in a broad-based stock option plan. We believe this broad-based stock option plan directly aligns our employee base with our shareholders, and that our associates have become even more engaged toward the creation of shareholder value over the intermediate- and long-terms. Information concerning these plans are included in the

“Notes to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Additionally, all of our non-commission based employees participate in an annual cash incentive plan whereby they receive a certain percentage of their salary should the firm meet certain soundness and performance targets for the year. Information concerning this plan is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.pnfp.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

We have posted our Corporate Governance Guidelines, our Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit and Human Resources, Nominating and Compensation Committees of our board of directors on the Corporate Governance section of our website at www.pnfp.com. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 211 Commerce Street, Suite 300, Nashville, Tennessee 37201.

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

Information concerning our regulatory ratios at December 31, 2004 is included in the “Notes to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

If our growth rate continues, as we presently anticipate, our assets will grow faster than our capital and our capital ratios will decline. In order to maintain capital at Pinnacle National at appropriate levels, we may be required to incur borrowings or issue additional equity securities. We have committed to the Federal Reserve Bank of Atlanta that we will obtain its approval before Pinnacle Financial incurs any indebtedness. In 2003, the Federal Reserve Bank of Atlanta granted such an approval in connection with Pinnacle Financial’s issuance of trust preferred securities. In connection with such approval, Pinnacle Financial’s Chairman of the Board, President and Chief Executive Officer and Chief Administrative Officer committed to the Federal Reserve Bank of Atlanta that, if required, to enable Pinnacle Financial to make interest payments in 2004 on its subordinated debentures under certain circumstances, they would exercise up to 185,000 warrants to acquire Pinnacle Financial common stock held by them to provide funds for such payment. Pinnacle Financial made all interest payments on the trust preferred securities pursuant to the terms of the trust preferred securities. As a result, no such exercise of common stock warrants was required and this additional commitment of these executive officers expired at December 31, 2004. Thus, we believe that we have met the Federal Reserve Bank of Atlanta’s requirements as of December 31, 2004 in connection with this matter.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2004, we believe Pinnacle National would be considered “well capitalized” by its primary regulator.

Payment of Dividends

We are a legal entity separate and distinct from Pinnacle National. Over time, the principal source of our cash flow, including cash flow to pay dividends to our holders of Trust Preferred Securities and to our common stock shareholders, will be dividends that Pinnacle National pays to us as its sole shareholder. Statutory and regulatory limitations apply to Pinnacle National’s payment of dividends to us as well as to our payment of dividends to our shareholders. Until we require dividends from Pinnacle National, our cash flow requirements will be satisfied through our existing cash balances.

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. We do not anticipate that Pinnacle Financial will require any dividends from Pinnacle National in 2005.

The payment of dividends by Pinnacle National and us may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, Pinnacle National was engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that Pinnacle National stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” above.

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

Community Reinvestment

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. During 2004, Pinnacle National received a “satisfactory” CRA rating from the OCC.

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

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by Pinnacle National are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. Pinnacle National’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Bank Secrecy Act, governing how banks and other firms report certain currency transactions which may involve “money laundering” activities;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

Pinnacle National’s deposit operations are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

RISK FACTORS

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

We are geographically concentrated in the Nashville, Tennessee MSA, and changes in local economic conditions impact our profitability.

We operate primarily in the Nashville, Tennessee MSA, and substantially all of our loan customers and most of our deposit and other customers live or have operations in the Nashville MSA. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in the Nashville MSA, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Our continued growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.

To continue to grow, we will need to provide sufficient capital to Pinnacle National through earnings generation, additional equity offerings or borrowed funds or any combination of these sources of funds. Should we incur indebtedness, we are required to obtain certain regulatory approvals beforehand. Should our growth exceed our expectations, as has been the case to-date, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Additionally, our current plan involves increasing our branch network, which will require capital expenditures. Our expansion efforts may also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.

We have a concentration of credit exposure to borrowers in the trucking industry and to operators of nonresidential buildings and we also target small to medium-sized businesses.

At December 31, 2004, we had total credit exposure to borrowers in the trucking industry and to borrowers that operate nonresidential buildings equal to $43.1 million and $27.5 million, respectively. As a percentage of our total loans outstanding as of December 31, 2004, these amounts were 9.1% and 5.8%, respectively. If either of these industries experience an economic slowdown and, as a result, the borrowers in these industries are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.

Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the metropolitan Nashville area. As a result, a relatively high percentage of our loan portfolio consists of commercial loans to small to medium-sized business. At December 31, 2004, our commercial loans accounted for

67% of our total loans. During periods of economic weakness, small to medium-sized businesses may be impacted more severely than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, which would adversely impact our results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, other factors and other pertinent information. Because we are a relatively young organization, our allowance estimation may be less reflective of our historical loss experience than a more mature organization. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Fluctuations in interest rates could reduce our profitability.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.

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

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our capital at desired or regulatorily-required levels, we may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the public offering price of the shares offered by this prospectus, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions.

Even though our common stock is currently traded on the Nasdaq Stock Market’s National Market System, it has less liquidity than the average stock quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq National Market has been relatively low when compared with larger companies listed on the Nasdaq National Market or the stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

A number of banking institutions in the Nashville market have higher lending limits, more banking offices, and a larger market share. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage, although many of our customers have selected us because of service quality concerns at the larger enterprises. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

If a change in control or change in management is delayed or prevented, the market price of our common stock could be negatively affected.

Provisions in our corporate documents, as well as certain federal and state regulations, may make it difficult and expensive to pursue a tender offer, change in control or takeover attempt that our board of directors opposes. As a result, our shareholders may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. Anti-takeover provisions contained in our charter also will make it more difficult for an outside shareholder to remove our current board of directors or management.

The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of December 31, 2004, directors and executive officers beneficially owned approximately 15% of our common stock. Employment agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock, option and warrant ownership of our board and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology, particularly in light of our past and projected growth strategy. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our internal controls over financial reporting may have weaknesses or inadequacies that may be material.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at December 31, 2004 and our registered accounting firm attested to such conclusion. Management’s report on internal control over financial reporting is included on page 47 of this Form 10-K and the report of our registered accounting firm on these matters is included on page 49 of this Form 10-K. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at December 31, 2004, and concluded that our internal control over financial reporting was effective, we cannot make any assurances that we will not discover material weaknesses in our internal control over financial reporting in the future. If we discover any material weaknesses in the future, we may be required to make material changes in our internal control over financial reporting which could negatively impact our results of operations. In addition, if we discover such material weaknesses, our management may not be able to conclude that our internal control over financial reporting is effective or our registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal controls over financial reporting is effective or if our registered accounting firm is not able to timely attest to such evaluation, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting which may cause the value of our common stock to decrease.

We are subject to various statutes and regulations that may limit our ability to take certain actions.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

ITEM 2. PROPERTIES

Pinnacle Financial’s principal offices are located at 211 Commerce Street in Nashville, Tennessee in Davidson County. Pinnacle Financial leases these offices from an unrelated third party.

Pinnacle National leases the land for its Brentwood branch office building located in Williamson County, Tennessee, from an unrelated third party but owns the building and leasehold improvements. Pinnacle National also leases the land for its Green Hills office location in Davidson County from an unrelated third party, but also owns the building and leasehold improvements. Pinnacle National also leases the land and building for its West End office location in Davidson County from unrelated third parties, but owns the leasehold improvements. Pinnacle National owns the land and buildings and all improvements for its Rivergate, Cool Springs and Franklin branch offices. A summary of Pinnacle Financial’s leased facilities follows:

	Approximate	2004 Lease	Base Lease	Base Lease Term
Property Description	Sq. Footage	Amount	Expiration Date	with Renewal Periods
Office space at 211 Commerce Street	30,000	$150,000	August 31, 2010	20 years
Brentwood branch office	Land only	104,000	March 31, 2010	20 years
Green Hills branch office	Land only	52,000	April 21, 2021	40 years
West End branch office building and land	8,000	142,000	March 28, 2014	20 years

Other than normal real estate commercial lending activities of Pinnacle National and its subsidiaries, the acquisition of mortgage-backed securities held in Pinnacle National and its subsidiaries’ investment securities portfolio, the ownership of branch office facilities, and consumer mortgage lending, Pinnacle National and its subsidiaries generally do not invest in real estate, interests in real estate or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which Pinnacle Financial or any of its subsidiaries is a party or of which any of its or its subsidiaries’ properties are subject; nor are there material proceedings known to Pinnacle Financial or any of its subsidiaries to be contemplated by any governmental authority; nor are there material proceedings known to Pinnacle Financial or any of its subsidiaries, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Pinnacle Financial or any of its subsidiaries or any associate of any of the foregoing, is a party adverse to Pinnacle Financial or any of its subsidiaries or has a material interest adverse to Pinnacle Financial or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial’s common stock is traded on the Nasdaq Stock Market’s National Market System under the symbol “PNFP”. The following table shows the high and low bid price information for Pinnacle Financial’s common stock for each quarter in 2004 and 2003 as reported on the Nasdaq National Market System. The stock prices set forth below are adjusted to reflect our two-for-one common stock split paid on May 10, 2004.

	Bid Price Per Share
	High	Low
2004:
First quarter	$15.50	$11.65
Second quarter	18.67	13.50
Third quarter	23.70	17.70
Fourth quarter	25.10	21.35

2003:
First quarter	$14.14	$12.76
Second quarter	17.00	13.05
Third quarter	19.94	16.00
Fourth quarter	25.90	19.35

As of February 15, 2005, Pinnacle Financial had approximately 70 shareholders of record and, additionally, approximately 2,600 beneficial owners.

Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National has achieved a level of profitability appropriate to fund such dividends and support asset growth. See Item 1. “Description of Business – Supervision and Regulation – Payment of Dividends” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to Pinnacle Financial.

Pinnacle Financial did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(in thousands, except per share data, ratios and percentages)
Statement of Financial Condition Data:
Total assets	$727,139	$498,421	$305,279	$175,439	$39,042
Loans, net of unearned income	472,362	297,004	209,743	134,440	12,407
Allowance for loan losses	(5,650)	(3,719)	(2,677)	(1,832)	(162)
Total securities	208,170	139,944	73,980	19,886	7,116
Deposits and securities sold under agreements to repurchase	602,655	405,619	249,067	147,917	22,945
Advances from FHLB	53,500	44,500	21,500	8,500	—
Subordinated debt	10,310	10,310	—	—	—
Stockholders’ equity	57,880	34,336	32,404	18,291	15,771

Income Statement Data:
Interest income	$27,679	$18,262	$12,561	$6,069	$506
Interest expense	7,415	5,363	4,362	2,579	125
Net interest income	20,264	12,899	8,199	3,490	381
Provision for loan losses	2,948	1,157	938	1,670	162
Net interest income after provision for loan losses	17,316	11,742	7,261	1,820	219
Noninterest income	5,473	3,287	1,732	1,341	115
Noninterest expense	15,298	11,049	7,989	6,363	2,589
Income (loss) before income taxes	7,491	3,980	1,004	(3,202)	(2,255)
Income tax expense (benefit)	2,172	1,425	356	(2,065)	—
Net income (loss)	$5,319	$2,555	$648	$(1,137)	$(2,255)

Per Share Data (1):
Earnings (loss) per share – basic	$0.69	$0.35	$0.11	$(0.29)	$(1.39)
Weighted average shares outstanding – basic	7,750,943	7,384,106	6,108,942	3,963,196	1,617,616
Earnings (loss) per share – diluted	$0.61	$0.32	$0.10	$(0.29)	$(1.39)
Weighted average shares outstanding – diluted	8,698,139	7,876,006	6,236,844	3,963,196	1,617,616
Book value per share	$6.90	$4.65	$4.39	$3.96	$4.13
Common shares outstanding at end of period	8,389,232	7,384,106	7,384,106	4,624,106	3,820,000

Performance Ratios and Other Data:
Return on average assets	0.89%	0.66%	0.29%	(1.19)%	(4.70)%
Return on average stockholders’ equity	12.31%	7.70%	2.47%	(7.8)%	(7.7)%
Net interest margin	3.62%	3.53%	3.81%	3.95%	5.71%
Net interest spread	3.34%	3.23%	3.42%	3.29%	2.33%
Noninterest income to average assets	0.92%	0.85%	0.76%	1.41%	0.42%
Noninterest expense to average assets	2.56%	2.85%	3.50%	6.70%	5.92%
Efficiency ratio	59.4%	68.3%	80.4%	131.7%	402.5%
Average loan to average deposit ratio	79.0%	85.5%	98.5%	94.9%	98.6%
Average interest-earning assets to average interest-bearing liabilities	120.0%	118.9%	119.6%	122.7%	248.0%

Asset Quality Ratios:
Allowance for loan losses to nonperforming assets	1,006.9%	981.3%	143.4%	732.8%	0.00%
Allowance for loan losses to total loans	1.20%	1.25%	1.28%	1.36%	1.31%
Nonperforming assets to total assets	0.08%	0.08%	0.61%	0.14%	0.00%
Nonaccrual loans to total loans	0.12%	0.13%	0.89%	0.19%	0.00%
Net loan charge-offs to average loans	0.27%	0.05%	0.05%	0.00%	0.00%
Net charge-offs as a percentage of:
Provision for loan losses	34.49%	9.94%	9.91%	0.00%	0.00%
Allowance for loan losses	18.00%	3.09%	3.47%	0.00%	0.00%

Capital Ratios:
Leverage (2)	9.7%	9.7%	11.1%	11.6%	82.5%
Tier 1 risk-based capital	11.7%	11.8%	12.7%	10.1%	58.8%
Total risk-based capital	12.7%	12.8%	13.8%	11.2%	59.4%

(1)	Earnings per share information reflects the impact of a two for one stock split which was effective on May 10, 2004.

(2)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2004 and 2003 and our results of operations for the years ended December 31, 2004, 2003 and 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Pinnacle Financial’s rapid growth from its inception through the fourth quarter of 2004 has had a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the year ended December 31, 2004 of $0.61 per diluted share as compared to $0.32 per diluted share for the twelve months ended December 31, 2003 and $0.10 per diluted share for 2002. At December 31, 2004, loans totaled $472 million, as compared to $297 million at December 31, 2003, while total deposits increased to $571 million at December 31, 2004 from $391 million at December 31, 2003.

Results of Operations. Pinnacle Financial’s net interest income increased to $20.3 million in 2004 from $12.9 million in 2003. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.62% for the year ended December 31, 2004 compared to 3.53% for the same period in 2003.

Our provision for loan losses increased $1.8 million in 2004 to $2,948,000 from $1,157,000 in 2003. The increase in loan volumes and net charge-off’s during 2004 were the primary causes for the increase. As our loan portfolio continues to grow, Pinnacle Financial expects that such growth will be considered in establishing the allowance for loan losses.

Noninterest income for 2004 compared to the same time period in 2003 increased by $2,187,000, or 66%. The increase was primarily due to Pinnacle National beginning a mortgage origination unit in early 2003, increases in investment services revenues between the periods, and increases in gains on the sales of loan and loan participations and securities available-for-sale.

Our growth in 2004 resulted in an increase of $4.2 million in noninterest expense compared to 2003 as a result of increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. We also increased the number of full-time equivalent employees from 89.5 at December 31, 2003 to 122.0 at December 31, 2004. As a result, we experienced a $2,280,000 increase in compensation and employee benefit expense. We expect to add additional employees throughout 2005 which will cause our compensation and employee benefit expense to increase in future periods. Additionally, our branch expansion efforts in 2003 and 2004 also resulted in increased noninterest expense for 2004. The increased operational expenses for two branches opened in 2003 and the opening of one additional branch in 2004 will continue to result in increased noninterest expense in future periods. Although our expenses increased in 2004 when compared to 2003, our efficiency ratio, the ratio of noninterest expense to the sum of net interest income and noninterest income, decreased from 68.3% for 2003 to 59.4% for 2004.

We believe that a rising interest rate environment, which we also believe is somewhat more likely than a falling rate environment over the next few quarters, should result in greater net interest income for us than a falling or stagnant rate environment. At December 31, 2004, approximately 56.0% of our loan volumes are floating rate loans that reprice immediately with adjustments to our prime lending rate or other similarly published overnite interest rate indices. We also believe we will continue to increase assets with continued emphasis on floating rate lending. However, the additional revenues provided by these two items may not be sufficient to overcome any immediate increases in funding costs which would also be incurred in a rising rate environment.

Conversely, a falling rate environment would serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income would decrease at a more rapid pace.

In the latter half of 2004, the Federal Reserve’s Open Market Committee began increasing its benchmark Fed Funds rate in 25 basis point increments. At the end of 2004, the benchmark Fed Funds rate was 2.25% as compared to 1.00% for substantially the entire first half of 2004. We believe these actions contributed favorably to our 2004 results due to the repricing of our floating rate loans concurrently with Fed Funds rate increases. Conversely, our deposit rates also increased during this period, but did not offset the impact of the increase on floating rate loans to a significant degree. Should the Federal Reserve continue to increase Fed Funds rates, we believe the impact of such actions will not be as favorable in 2005 due to increased pressure from competitors on deposit pricing.

Financial Condition. The $175 million increase in loans in 2004 contributed to the increase in our net income for 2004 when compared to an increase of $87 million in loans for the similar period in 2003. This increase in loan volume offset the slight decrease in average yields on loans between 2004 and 2003. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.

We have successfully grown our total deposits to $571 million at December 31, 2004. This growth in deposits has allowed us to fund our asset growth at a lower cost in 2004 than in 2003. While rates paid on deposits decreased during 2004 compared to the same period in 2003, we typically adjust our loan yields at a faster rate than we adjust our deposit rates. As such, our deposit funding costs did not decrease as quickly as did revenues from interest income on floating rate earning assets.

Capital and Liquidity. On December 30, 2003, we issued $10 million in subordinated debt which bears interest at a floating rate based on a spread over 3-month LIBOR, which is set each quarter, and matures on December 30, 2033. Pursuant to current regulatory guidelines, all of this issuance is classified as Tier 1 capital for regulatory capital purposes. At December 31, 2004, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements and all requirements Pinnacle Financial has committed to regulators to maintain. Additionally, at December 31, 2004, Pinnacle National would be considered to be “well-capitalized” pursuant to banking regulations.

During the third quarter of 2004, we concluded a follow-on offering of our common stock to the general public. As a result of this offering, Pinnacle Financial, through its underwriters, sold 850,000 shares of common stock to the general public at $20 per share. The underwriters also exercised an over-allotment option and purchased an additional 127,500 shares at $20 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18.2 million.

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

Results of Operations

Our results for fiscal years 2004, 2003 and 2002 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Years ended		2004-2003	Year ended	2003-2002
	December 31,		Percent	December 31,	Percent
	2004	2003	Increase	2002	Increase
Interest income	$27,679	$18,262	52%	$12,561	45%
Interest expense	7,415	5,363	38	4,362	23

Net interest income	20,264	12,899	57	8,199	57
Provision for loan losses	2,948	1,157	155	938	23

Net interest income after provision for loan losses	17,316	11,742	47	7,261	62
Noninterest income	5,473	3,287	67	1,732	90
Noninterest expense	15,298	11,049	38	7,989	38

Net income before taxes	7,491	3,980	88	1,004	296
Income tax expense	2,172	1,425	52	356	300

Net income	$5,319	$2,555	108%	$648	294%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2004, we recorded net interest income of $20,264,000, which resulted in a net interest margin of 3.62%. For the year ended December 31, 2003, we recorded net interest income of

$12,899,000, which resulted in a net interest margin of 3.53% for the year. For the year ended December 31, 2002, we recorded net interest income of $8,199,000, which resulted in a net interest margin of 3.81% for the year.

The activities of the Federal Reserve’s Open Market Committee have a significant influence on our net interest income and margin. During 2002, the Open Market Committee lowered the Federal funds rate 50 basis points to 1.25% in an effort to provide stimulus to the national economy. During the first quarter of 2003, the Federal Reserve Open Market Committee lowered the Federal funds rate from 1.25% to 1.00% and it remained 1.00% until June 30, 2004 when the Open Market Committee increased the Federal funds rate to 1.25%. Subsequently, the Open Market Committee increased the Federal funds rate to 1.75% during the third quarter of 2004 and to 2.25% in the fourth quarter of 2004. Our management believes this historically low interest rate environment had a negative impact on our net interest income, particularly during the periods prior to June 30, 2004, before the Open Market Committee began to initiate several Federal funds rate increases, as a significant number of our customers are adjustable rate borrowers with their lines of credit tied primarily to our prime lending rate which declined in lock-step with the Federal funds rate declines.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for each of the years in the three-year period ended December 31, 2004 (dollars in thousands):

	2004			2003			2002
	Average		Yields/	Average		Yields/	Average		Yields/
	Balances	Interest	Rates (1)	Balances	Interest	Rates	Balances	Interest	Rates
Interest-earning assets:
Loans (2)	$373,287	$19,910	5.34%	$254,550	$13,709	5.39%	$170,943	$10,510	6.15%
Securities:
Taxable	162,712	6,936	4.26	100,547	4,158	4.14	36,475	1,838	5.04
Tax exempt	13,899	491	4.55	6,172	217	4.37	892	35	4.71
Federal funds sold and other	14,716	342	2.01	8,584	178	2.07	7,011	178	2.64

Total interest-earning assets	564,614	27,679	4.91	369,853	18,262	4.96	215,321	12,561	5.84

Nonearning assets	32,766			18,231			12,627

Total assets	$597,380			$388,084			$227,948

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$38,544	$191	0.50%	$19,324	$95	0.49%	$9,844	$99	1.94%
Savings and money market	173,318	1,520	0.88	100,032	870	0.87	59,274	1,002	3.32
Certificates of deposit	182,221	4,118	2.26	136,203	3,384	2.48	83,873	2,712	3.23

Total interest-bearing deposits	394,083	5,829	1.48	255,559	4,349	1.70	152,991	3,813	2.49
Securities sold under agreements to repurchase	20,466	104	0.51	14,496	66	0.45	12,728	91	0.71
Federal funds purchased	1,705	24	1.43	2,926	44	1.51	1,163	23	1.98
Federal Home Loan Bank advances	46,284	1,027	2.22	38,000	904	2.38	13,088	435	3.32
Subordinated debt	10,310	431	4.18	—	—	—	—	—	—

Total interest-bearing liabilities	472,848	7,415	1.57	310,981	5,363	1.72	179,970	4,362	2.42

Noninterest-bearing liabilities:
Demand deposits	78,616			42,308			20,480
Other liabilities	2,707			1,635			1,095
Stockholders’ equity	43,209			33,160			26,403

Total liabilities and stockholders’ equity	$597,380			$388,084			$227,948

Net interest income		$20,264			$12,899			$8,199

Net interest spread (3)			3.34%			3.24%			3.42%
Net interest margin			3.62%			3.53%			3.81%

(1)	We computed yields based on the carrying value of those tax exempt instruments on a fully tax equivalent basis.

(2)	Average balances of nonperforming loans are included in the above amounts.

(3)	The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included the net interest spread for the year ended December 31, 2004 would have been 3.56% compared to a net interest spread for the years ended December 31, 2003 and 2002 of 3.44% and 3.67%, respectively.

As noted above, the net interest margin for 2004 was 3.62% compared to a net interest margin of 3.53% for the same period in 2003, an increase of 9 basis points. The net change in the net interest margin was relatively small because the net decrease in the yield on interest-earning assets between the two periods approximated the net decrease in the rate paid on interest-bearing liabilities. The net interest margin for 2002 was 3.81%, compared to the 3.53% margin in 2003, a decrease of 28 basis points. The net change in the net interest margin was more significant between these two periods because the net decrease in the yield on interest-earning assets between the two periods was 88 basis points compared to the net decrease in the rate paid on interest-bearing liabilities of only 70 basis points. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•	Our loan yields decreased slightly from 2003 to 2004. For asset/liability management purposes, we have emphasized floating rate loans over the last several years such that approximately 56.0% of our loans are floating rate loans at December 31, 2004 compared to 52.7% at December 31, 2003 and 45.7% at December 31, 2002. Floating rate loans generally have lower yields than do fixed or variable rate loans, thus as our percentage of floating rate loans increases this serves to lower the overall yield of the portfolio.

•	During 2004, we were able to grow our funding base significantly. For asset/liability management purposes in 2004, we elected to allocate a greater proportion of such funds to our securities portfolio and shorter-term securities versus our loan portfolio than in 2003. The average balance of investment securities and shorter-term investments to total assets for 2004 was 31% compared to 29% in 2003 and 17% in 2002. These types of assets generally have lower yields than do loans.

•	During 2004, overall deposit rates were less than those rates for the comparable period in 2003 and 2002. In some cases, rates during 2004 decreased to such levels that further decreases in deposit rates approached what we termed “embedded floors” or rates where it was not reasonable or practical for us to go below, such that further decreases in our deposit rates would have placed us in a competitive disadvantage as customers seek higher returns on their balances. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors allowed us to reduce on average these rates in 2004 compared to 2003. These rates began to increase in late 2004 such that we anticipate a more rapid increase in funding rates on these types of deposits in 2005 .

•	During 2004, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 56% of our total funding compared to 50% in 2003 and 44% in 2002. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings.

•	Also impacting the net interest margin during 2004 was the issuance of subordinated indebtedness. This indebtedness was issued at the end of 2003, thus it did not impact the prior period’s results. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on this indebtedness is computed in relation to the three-month LIBOR index and is repriced quarterly.

In December 2003, we acquired, for $500,000, a $1,500,000 loan which we had previously sold to another financial institution. Through June 30, 2004, we accounted for the discount under the cost-recovery method pursuant to Practice Bulletin Number 6, “Amortization of Discounts on Certain Acquired Loans”, issued by the Accounting Standards Executive Committee (AcSEC). Under the cost-recovery method of accounting, cash collections are first applied against the $500,000 recorded amount of the loan; when the loan has been reduced to zero, any additional amounts received are recognized as income. During the second quarter of 2004, we collected the remaining net book value of the loan and an additional $260,000, of which $217,000 was recognized as interest income and $43,000 was credited to other expense as a recovery of legal expenses incurred by us. As a result of a settlement agreement entered into with the borrower, Pinnacle Financial received $80,000 during the third quarter from the sale of certain assets related to this borrower which was recognized as interest income. As a result of these transactions, our net interest income was $297,000 higher during 2004 than it would have been otherwise. Excluding these transactions from our net interest margin calculation would have yielded a net interest margin of 3.57%. Management believes excluding these items from our net interest margin calculation is more meaningful under the circumstances as the increase in net interest income from these particular transactions is not expected to reoccur and the modified presentation of net interest margin is more comparable to prior periods. Additionally, during the third quarter of 2004, Pinnacle National subsequently sold to a third party a loan to this borrower, which resulted from the settlement agreement, and recognized a $280,000 gain on sale of loans.

Rate and Volume Analysis. Net interest income increased by $7,365,000 million between the years ended December 31, 2004 and 2003 and by $4,700,000 between the years ended December 31, 2003 and 2002. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) due to			Increase (Decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(137)	$6,338	$6,201	$(396)	$3,595	$3,199
Securities, available-for-sale:
Taxable	132	2,646	2,778	(85)	2,405	2,320
Nontaxable	—	274	274	—	182	182
Federal funds sold and other	29	135	164	(52)	52	—

Total interest-earning assets	24	9,393	9,417	(533)	6,234	5,701

Interest-bearing liabilities:
Interest checking	$1	$95	$96	$(35)	$31	$(4)
Savings and money market	12	638	650	(339)	207	(132)
Certificates of deposit	(327)	1,061	734	(276)	948	672

Total interest-bearing deposits	(314)	1,794	1,480	(650)	1,186	536
Securities sold under agreements to repurchase	9	29	38	(28)	3	(25)
Federal funds purchased	(2)	(18)	(20)	(2)	23	21
Federal Home Loan Bank advances	(66)	189	123	(46)	515	469
Subordinated debt	—	431	431	—	—	—

Total interest-bearing liabilities	(373)	2,425	2,052	(726)	1,727	1,001

Net interest income	$397	$6,968	$7,365	$193	$4,507	$4,700

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $2,948,000; $1,157,000 and $938,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The increase in the provision for loan losses for the year ended December 31, 2004 when compared to the year ended December 31, 2003 was primarily due to the increase in loan volumes throughout 2004 when compared to 2003 and an increase in net charge-offs in 2004 compared to both 2003 and 2002. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year.

The following is the makeup of our noninterest income for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	Years ended		2004-2003	Year ended	2003-2002
	Dec. 31,		Percent	Dec. 31,	Percent
	2004	2003	Increase	2002	Increase
Noninterest income:
Service charges on deposit accounts	$956	$513	86%	$281	83%
Investment sales commissions	1,657	998	66	810	23
Fees from origination of mortgage loans	1,255	667	88	—	—
Gain on loans and loan participations sold	514	334	54	120	178
Gain on sale of investment securities, net	357	248	44	—	—
Other noninterest income	734	527	39	521	1

Total noninterest income	$5,473	$3,287	67%	$1,732	90%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2004, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $398 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $319 million at December 31, 2003 and $171 million at December 31, 2002.

Service charge income for 2004 increased over that of 2003 due to an increase in the number of deposit accounts subject to service charges. Additionally, mortgage related fees, attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003, also provided for a significant portion of the increase in noninterest income between 2004 and 2003. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

Another noninterest income item for the years ended December 31, 2004, 2003 and 2002 was related to our sale of certain loan participations to our correspondent banks. These sales primarily related to new lending transactions in excess of internal loan limits. At December 31, 2004 and pursuant to participation agreements with these correspondents, we had participated approximately $57.7 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” we recorded $234,000, which represents the net present value of these future net revenues, as a gain on sale of participations in our results of operations during the year ended December 31, 2004 compared to $334,000 and $120,000 during the years ended December 31, 2003 and 2002, respectively. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly between periods.

As noted above, during the third quarter of 2004, we sold a loan to an individual and recorded a gain on the sale of this loan of $280,000 which is included in gains on sale of loans. We had acquired this loan pursuant to a settlement agreement with a borrower for which we had no basis in the loan.

Also included in noninterest income for 2004 were net gains of approximately $357,000 realized from the sale of approximately $28 million of available-for-sale securities. This compares to $248,000 in net gains on the sale of investment securities for the same period in the prior year.

During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National was guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies and amounted to approximately $79,000 and $90,000 during the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the aggregate cash surrender value of these policies, which is reflected in other assets on our consolidated balance sheet, was $2.0 million. Pinnacle National has not borrowed any funds against these policies as of December 31, 2004.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	Years ended		2004-2003	Year ended	2003-2002
	Dec. 31,		Percent	Dec. 31,	Percent
	2004	2003	Increase	2002	Increase
Noninterest expense:
Salaries and employee benefits:
Salaries	$5,942	$4,474	33%	$3,368	33%
Commissions	1,105	673	64	438	54
Other compensation, primarily incentives	1,375	1,318	4	830	59
Employee benefits and other	1,119	796	41	601	32

Total salaries and employee benefits	9,541	7,261	31	5,237	39

Equipment and occupancy	2,406	1,827	32	1,442	27
Marketing and business development	607	387	57	244	59
Postage and supplies	492	348	41	256	36
Other noninterest expense:
Accounting and auditing	540	173	212	80	116
Consultants, including independent loan review	182	88	107	69	28
Legal, including borrower related charges	280	190	47	81	135
OCC exam fees	131	94	39	65	45
Directors’ fees	138	102	35	64	59
Insurance, including FDIC	256	119	115	70	70
Other	725	460	58	381	21

Total other noninterest expense	2,252	1,226	84	810	51

Total noninterest expense	$15,298	$11,049	38%	$7,989	38%

Expenses have increased during the above periods due to personnel additions occurring throughout the periods, incentive compensation, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate increases in our expenses during 2005 for such items as additional personnel, the opening of additional branches, and other expenses which tend to increase in relation to our growth.

At the end of 2004, we employed 122.0 full time equivalent employees compared to 89.5 at the end of 2003 and 55.5 at the end of 2002. We intend to continue to add employees to our work force during 2005, which will cause our salary costs to increase in future periods.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Included in the years ended December 31, 2004, 2003 and 2002 salary and employee benefits amounts above are $1,163,000, $1,167,000 and $720,000 in costs related to these variable pay awards. The awards will fluctuate from year to year based on the achievement of performance targets and the increase in the number of associates eligible to receive the award. For 2004, the award equaled approximately 80% of a targeted award compared to 2003 when the award exceeded the targeted award. The incentive plan for 2005 is structured similarly to that of the prior year plans. Because of the relative experience of our associates, our compensation costs are and will continue to be higher on a per associate basis than other financial institutions, however, we believe the experience of our associates also allows us to employ fewer people than most financial institutions our size.

During 2003, we opened two new branch offices in the Rivergate area of Nashville and in the Cool Springs area of Williamson County. The additional costs to operate these branches served to increase our occupancy and equipment expenses in 2004 over that of 2003 due to the branches only being open for partial years in 2003. Additionally, we opened a new branch office in the West End area of Nashville during the third quarter of 2004, which also contributed to the increase in our equipment and occupancy expenses in 2004 over 2003 and will also cause these expenses to increase in 2005 over those of 2004 due to this branch only being open for a partial year in 2004. Our intent is to open two additional branch offices in 2005 which will also cause equipment and occupancy expenses to increase in future periods.

Marketing and other business development expenses are higher in 2004 compared to 2003 and 2002 due to an increase in the number of customer contact personnel and increased customer entertainment and community relations expenses. Other noninterest expenses are significantly higher in 2004 over 2003 and 2002. Most of these increases are attributable to increased audit and accounting fees, legal fees and insurance expenses. The increase in audit and accounting fees in 2004 was primarily due to costs associated with Sarbanes Oxley internal control assessment and other related matters.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.4% in 2004 compared to 68.3% in 2003 and 80.4% in 2002. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Although our absolute expense level increased between the three periods, the efficiency ratio improved as a result of our revenues growing at a faster rate than our expenses.

Income Taxes. The effective income tax expense rate for 2004 was approximately 29.0% compared to an effective income tax expense rate for 2003 of approximately 35.8% and 35.5% in 2002. The reduction in the effective tax rate between 2004 and 2003 was 6.8% and was primarily due to Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next seven years. The credit that is available for the year ended December 31, 2004 is $300,000 and accounted for 60% of the reduction in the effective tax rate for 2004 when compared to 2003. Pinnacle Financial believes that it and its subsidiary will be able to comply with the various regulatory provisions of the New Markets Tax Credit program during 2004 and future periods such that it will be able to claim the credit in its 2004 Federal income tax return. Also, during the fourth quarter of 2004, we formed a real estate investment trust which provides us with an alternative vehicle for raising capital should we so desire. Additionally, the ownership structure of this real estate investment trust provides certain income tax benefits to us. Also serving to reduce the effective tax rate for 2004 was the recording of additional benefits from our municipal securities portfolio. These benefits amounted to approximately $47,000 in reduced income tax expense in 2004.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	December	September	June	March	December	September
	2004	2004	2004	2004	2003	2003
Balance sheet data, at quarter end:
Total assets	$727,139	685,408	586,313	541,052	498,421	440,693
Total loans	472,362	434,909	355,267	323,416	297,004	279,702
Allowance for loan losses	(5,650)	(5,434)	(4,466)	(4,042)	(3,719)	(3,492)
Total securities	208,170	191,323	165,528	162,315	139,944	115,421
Total deposits	570,727	541,859	467,321	437,601	390,569	347,191
Securities sold under agreements to repurchase	31,928	22,958	23,772	14,699	15,050	19,291
Advances from FHLB	53,500	51,500	47,500	40,500	44,500	39,500
Subordinated debt	10,310	10,310	10,310	10,310	10,310	—
Total stockholders’ equity	57,880	56,668	35,125	36,266	34,336	33,245

Balance sheet data, quarterly averages:
Total assets	$707,131	618,694	555,437	508,260	454,700	406,142
Total loans	448,611	392,220	343,974	306,549	283,387	269,703
Total securities	203,728	183,721	169,192	149,802	137,243	107,162
Total earning assets	670,839	589,554	527,070	482,572	432,691	386,823
Total deposits	562,936	485,300	439,964	402,603	356,030	314,302
Securities sold under agreements to repurchase	23,520	25,953	17,523	14,868	16,013	16,136
Advances from FHLB	48,022	49,000	45,736	42,379	43,630	40,239
Subordinated debt	10,310	10,310	10,310	10,310	655	—
Total stockholders’ equity	57,721	43,868	35,542	35,705	33,935	32,542

Statement of operations data, for the three months ended:
Interest income	$8,574	7,214	6,225	5,666	5,244	4,702
Interest expense	2,296	1,915	1,689	1,514	1,351	1,317

Net interest income	6,278	5,299	4,536	4,152	3,893	3,385
Provision for loan losses	1,134	1,012	449	354	204	318

Net interest income after provision for loan losses	5,144	4,287	4,087	3,798	3,689	3,067
Noninterest income	1,386	1,678	1,183	1,225	924	1,024
Noninterest expense	4,267	4,004	3,615	3,412	3,268	2,863

Income before taxes	2,263	1,961	1,655	1,611	1,345	1,228
Income tax expense	574	570	487	540	487	441

Net income	$1,689	1,391	1,168	1,071	858	787

Per share data (1):
Earnings – basic	$0.20	0.18	0.16	0.15	0.12	0.11
Earnings – diluted	$0.18	0.16	0.14	0.13	0.11	0.10
Book value at quarter end	$6.90	6.75	4.74	4.91	4.65	4.50

Weighted avg. shares – basic	8,389,232	7,832,512	7,397,920	7,384,106	7,384,106	7,384,106
Weighted avg. shares – diluted	9,448,696	8,857,015	8,279,114	8,213,730	8,114,888	7,944,654
Common shares outstanding	8,389,232	8,389,232	7,404,586	7,384,106	7,384,106	7,384,106

(1)	Per share information reflects the impact of a two for one stock split which was effective on May 10, 2004.

Financial Condition

Our consolidated balance sheet at December 31, 2004 reflects significant growth since December 31, 2003. Total assets grew from $498 million at December 31, 2003 to $727 million at December 31, 2004, a 46% increase. Total deposits grew $180 million during 2004, an increase of 46%. We invested substantially all of the additional deposits and other fundings in loans, which grew by $175 million during 2004, and securities, which increased by $68 million in the same period.

Loans. The composition of loans at December 31 for each of the past five years and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate – Mortgage	$117,123	24.8%	$68,507	23.1%	$58,965	28.1%	$36,179	26.9%	$32	0.3%
Commercial real estate – Construction	8,428	1.8	8,211	2.8	5,397	2.6	5,977	4.4	—	—
Commercial – Other	189,456	40.1	129,882	43.7	98,722	47.1	59,839	44.5	11,618	93.6

Total commercial	315,007	66.7	206,600	69.6	163,084	77.8	101,995	75.8	11,650	93.9

Consumer real estate – Mortgage	126,907	26.9	76,042	25.6	37,533	17.9	26,535	19.7	92	0.7
Consumer real estate – Construction	14,991	3.2	3,077	1.0	1,971	0.9	381	0.3	—	—
Consumer – Other	15,457	3.3	11,285	3.8	7,155	3.4	5,529	4.2	665	5.4

Total consumer	157,355	33.3	90,404	30.4	46,659	22.2	32,445	24.2	757	6.1

Total loans	$472,362	100.0%	$297,004	100.0%	$209,743	100.0%	$134,440	100.0%	$12,407	100.0%

The following table classifies our fixed and variable rate loans at December 31, 2004 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2004			Percentages to total loans
	Fixed	Variable		at Dec. 31,	at Dec. 31,
	Rates	Rates	Total	2004	2003
Based on contractual maturities:
Due within one year	$7,533	$140,776	$148,309	31.4%	31.7%
Due in one year through five years	100,815	91,788	192,603	40.8	44.0
Due after five years	24,514	106,936	131,450	27.8	24.3

	$132,862	$339,500	$472,362	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$264,586	$264,586	56.0%	52.7%
Reprice within one year	7,533	35,612	43,145	9.1	8.6
Reprice in one year through five years	100,815	35,120	135,935	28.8	35.2
Reprice after five years	24,514	4,182	28,696	6.1	3.5

	$132,862	$339,500	$472,362	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.

Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking laws and regulations.

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

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2004, we had $561,000 in loans on nonaccrual compared to $379,000 at December 31, 2003.

There were approximately $146,000 in other loans at December 31, 2004 which were 90 days past due and still accruing interest. At December 31, 2004, no loans were deemed to be restructured loans. Additionally, we have not had any repossessed real estate properties classified as Other Real Estate Owned at any year-end since inception. The following table is a summary of our nonperforming assets at December 31 for each of the five years we have been in existence (dollars in thousands):

	2004	2003	2002	2001	2000
Nonaccrual loans (1)	$561	$379	$1,845	$250	$—
Restructured loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—

Total nonperforming assets	561	379	1,845	250	—
Accruing loans past due 90 days or more	146	182	22	—	—

Total nonperforming assets and accruing loans past due 90 days or more	$707	$561	$1,867	$250	$—

Total loans outstanding	$472,362	$297,004	$209,743	$134,440	$12,407

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.15%	0.19%	0.89%	0.19%	—

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	12.5%	15.08%	69.74%	13.65%	—

(1)	Interest income that would have been recorded in 2004 related to nonaccrual loans was $41,000 compared to $75,000 for the year ended December 31, 2003 and $43,000 for the year ended December 31, 2002, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $24,000, or less than one tenth of one percent of total loans at December 31, 2004, compared to $1,687,000 or 0.57% at December 31, 2003. Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of December 31, 2004 and 2003, our allowance for loan losses was $5,650,000 and $3,719,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 67% of our loan portfolio at December 31, 2004 consisted of commercial loans compared to 70% at December 31, 2003. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have a significant credit exposure of loans outstanding plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at December 31, 2004 and 2003. Credit exposure to the trucking industry approximated $43.1 million at December 31, 2004 and $35.0 million at December 31, 2003. Credit exposure to operators of nonresidential buildings approximated $27.5 million at December 31, 2004 and $16.6 million at December 31, 2003. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At December 31, 2004 and 2003, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate – Mortgage	$1,205	24.8%	$723	23.1%	$508	28.1%	$354	26.9%	$2	0.3%
Commercial real estate – Construction	188	1.8	103	2.8	59	2.6	191	4.4	—	—
Commercial – Other	1,711	40.1	1,236	43.7	977	47.1	509	44.5	89	93.6

Total commercial	3,104	66.7	2,062	69.6	1,544	77.8	1,054	75.8	91	93.9

Consumer real estate – Mortgage	869	26.9	607	25.6	392	17.9	109	19.7	1	0.7
Consumer real estate – Construction	39	3.2	10	1.0	13	0.9	11	0.3	—	—
Consumer – Other	396	3.3	320	3.8	193	3.4	201	4.2	11	5.4

Total consumer	1,304	33.3	937	30.4	598	22.2	321	24.2	12	6.1

Unallocated	1,242	NA	720	NA	535	NA	457	NA	59	NA

Total loans	$5,650	100.0%	$3,719	100.0%	$2,677	100.0%	$1,832	100.0%	$162	100.0%

The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2004	2003	2002	2001	2000
Balance at beginning of period	$3,719	$2,677	$1,832	$162	$—
Provision for loan losses	2,948	1,157	938	1,670	162
Charged-off loans:
Commercial real estate – Mortgage	—	—	—	—	—
Commercial real estate – Construction	—	—	(91)	—	—
Commercial – Other	—	—	—	—	—
Consumer real estate – Mortgage	(884)	(123)	—	—	—
Consumer real estate – Construction	—	—	—	—	—
Consumer – Other	(148)	(44)	(2)	—	—

Total charged-off loans	(1,032)	(167)	(93)	—	—

Recoveries of previously charged-off loans:
Commercial real estate – Mortgage	—	—	—	—	—
Commercial real estate – Construction	2	49	—	—	—
Commercial – Other	—	—	—	—	—
Consumer real estate – Mortgage	—	—	—	—	—
Consumer real estate – Construction	—	—	—	—	—
Consumer – Other	13	3	—	—	—

Total recoveries of previously charged-off loans	15	52	—	—	—

Balance at end of period	$5,650	$3,719	$2,677	$1,832	$162

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.20%	1.25%	1.28%	1.36%	1.31%

Ratio of net charge-offs to average loans outstanding for the period	0.27%	0.05%	0.05%	—	—

Included in the charged-off loans during 2004, were two commercial loans for approximately $884,000; $834,000 of which had been on nonaccrual status since June of 2004. The remaining charge-off’s during 2004 related to several consumer loans. During 2003, we charged-off $88,000 related to a particular commercial loan. Additionally, we charged-off $79,000 related to several other consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs, and we will consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $208.2 million, $139.9 million and $74.0 million at December 31, 2004, 2003 and 2002, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004:
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,165	129	(20)	27,274
Mortgage-backed securities	138,851	348	(672)	138,527
State and municipal securities	12,486	72	(55)	12,503
Corporate notes	2,315	—	(45)	2,270

	$180,817	$549	$(792)	$180,574

Securities held-to-maturity:
U.S. government agency securities	$17,746	$1	$(299)	$17,448
State and municipal securities	9,850	—	(163)	9,687

	$27,596	$1	$(462)	$27,135

December 31, 2003 (1):
Securities available-for-sale:
U.S. Treasury securities	$6,126	$266	$(40)	$6,352
U.S. government agency securities	20,897	87	(64)	20,920
Mortgage-backed securities	103,088	507	(617)	102,978
State and municipal securities	9,590	143	(39)	9,694

	$139,701	$1,003	$(760)	$139,944

December 31, 2002 (1):
Securities available-for-sale:
U.S. Treasury securities	$6,089	$415	$(18)	$6,486
U.S. government agency securities	8,499	40	—	8,539
Mortgage-backed securities	54,566	816	(8)	55,374
State and municipal securities	3,580	13	(12)	3,581

	$72,734	$1,284	$(38)	$73,980

(1)	At December 31, 2003 and 2002, Pinnacle National had no securities classified as “held-to-maturity”.

On March 31, 2004, we transferred approximately $27.7 million of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of our holdings of Tennessee municipal securities and several of our longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. At December 31, 2004, the net unrealized gain amounted to approximately $283,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities.

We realized approximately $357,000 in net gains from the sale of $28.5 million of available-for-sale securities during the year ended December 31, 2004. Gross realized gains amounted to $421,000 on the sale of $14.5 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $13.9 million of available-for-sale securities during the year ended December 31, 2004. We realized $248,000 in net gains on the sale of $23.1 million of available-for-sale securities during the year ended December 31, 2003. During the year ended December 31, 2003, gross realized gains amounted to $263,000 on the sale of $20.5 million of available-for-sale securities while gross realized losses amounted to $15,000 on the sale of $2.6 million of available-for-sale securities. We did not sell any securities during the year ended December 31, 2002.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2004, 2003 and 2002 (dollars in thousands):

			U.S. government		State and
	U.S. Treasury		agency		municipal		Corporate
	securities		securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

December 31, 2004:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	2,982	3.5%	—	—	2,270	3.4%	5,252	3.5%
Due in five years to ten years	—	—	23,001	4.7%	7,408	5.0%	—	—	30,410	4.7%
Due after ten years	—	—	1,291	5.5%	5,094	5.4%	—	—	6,385	5.4%

	$—	—%	$27,274	4.6%	$12,503	5.2%	$2,270	3.4%	$42,047	4.5%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	3,250	4.1%	844	4.3%	—	—	4,094	4.2%
Due in five years to ten years	—	—	14,546	4.3%	7,953	5.0%	—	—	22,450	4.6%
Due after ten years	—	—	—	—%	1,053	5.3%	—	—	1,052	5.3%

	$—	—%	$17,746	4.3%	$9,850	5.0%	$—	—%	$27,596	4.5%

December 31, 2003:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	4,036	4.0%	—	—	2,005	4.8%	—	—	6,041	4.3%
Due in five years to ten years	2,316	4.3%	20,920	4.4%	7,221	5.0%	—	—	30,457	4.6%
Due after ten years	—	—	—	—%	468	5.2%	—	—	468	5.2%

	$6,352	4.1%	$20,920	4.4%	$9,694	4.9%	$—	—%	$36,966	4.5%

December 31, 2002:
Securities available-for-sale –
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	2,212	4.5%	1,005	4.5%	165	4.3%	—	—	3,382	4.4%
Due in five years to ten years	4,274	4.7%	7,534	4.5%	2,923	5.4%	—	—	14,731	4.9%
Due after ten years	—	—	—	—%	493	5.8%	—	—	493	5.8%

	$6,486	4.6%	$8,539	4.5%	$3,581	5.4%	$—	—%	$18,606	4.8%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range. We had no securities classified as held-to-maturity at December 31, 2003 or 2002.

At December 31, 2004, the fair value of our mortgage-backed securities portfolio approximated $138.5 million compared to $103.0 million at December 31, 2003. All of these securities were included in our securities available-for-sale portfolio. A statistical comparison of our mortgage-backed portfolio at December 31, 2004 and December 31, 2003 follows:

	December 31, 2004	December 31, 2003
Weighted average life	5.01 years	4.75 years
Weighted average coupon	5.18%	5.24%
Tax equivalent yield	4.46%	4.44%
Modified duration (*)	3.63%	3.95%

(*) Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.

At December 31, 2004, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		December 31, 2004 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$21,426,876	$318,332	$—	$—	$21,426,876	$318,332
Mortgage-backed securities	78,476,825	450,064	9,852,117	222,125	88,328,942	672,189
State and municipal securities	14,856,388	208,074	691,803	10,648	15,548,191	218,722
Corporate notes	2,314,831	45,105	—	—	2,314,831	45,105

Total temporarily-impaired securities	$117,074,920	$1,021,575	$10,543,920	$232,773	$127,618,840	$1,254,348

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2004, we had six issuances (three mortgage backed-securities in the available-for-sale portfolio and three municipal securities in the held-to-maturity portfolio) that had been in an unrealized loss position for more than twelve months. At December 31, 2004, the amortized cost of these securities was approximately $10.8 million compared to a fair value of $10.5 million. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because we have the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

Deposits and Other Borrowings. We had approximately $570.7 million of deposits at December 31, 2004 compared to $390.6 million at December 31, 2003. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $31.9 million and $15.1 million at both December 31, 2004 and 2003. Additionally, at December 31, 2004, we had borrowed $53.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $44.5 million at December 31, 2003.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Core funding:
Noninterest-bearing demand deposits	$114,318	17.2%	$60,796	13.2%	$31,600	11.7%
Interest-bearing demand deposits	51,752	7.8	31,407	6.8	13,235	4.9
Savings and money market deposits	199,058	29.9	140,384	30.5	75,996	28.1
Time deposits less than $100,000	39,805	5.9	43,996	9.6	25,746	9.5

Total core funding	404,933	60.8	276,583	60.1	146,577	54.2

Non-core funding:
Time deposits greater than $100,000
Public funds	61,377	9.2	26,812	5.8	14,423	5.3
Brokered deposits	43,431	6.5	39,364	8.5	42,700	15.8
Other time deposits	60,986	9.2	47,810	10.4	30,316	11.2
Securities sold under agreements to repurchase	31,928	4.8	15,050	3.3	15,050	5.6
Federal Home Loan Bank advances	53,500	8.0	44,500	9.7	21,500	7.9
Subordinated debt	10,310	1.5	10,310	2.2	—	—

Total non-core funding	261,532	39.2	183,846	39.9	123,989	45.8

	$666,465	100.0%	$460,429	100.0%	$270,566	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of December 31, 2004, 2003 and 2002 amounted to $165.8 million, $114.0 million and $87.4 million, respectively. The following table shows our time deposits over $100,000 by category at December 31, 2004, 2003 and 2002, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	2004	2003	2002
Three months or less	$54,274	$32,054	$20,470
Over three but less than six months	35,824	28,109	22,288
Over six but less than twelve months	27,627	28,502	25,386
Over twelve months	48,069	25,321	19,295

	$165,794	$113,986	$87,439

Subordinated debt. On December 29, 2003, we established PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. We are the sole sponsor of the trust and own $310,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 and using the proceeds from the issuance of the common and preferred securities to purchase $10,310,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trust are the Subordinated Debentures. Pinnacle Financial’s $310,000 investment in the Trust is included in investments in unconsolidated subsidiary and other entities and the $10,310,000 obligation of Pinnacle Financial is included in subordinated debt.

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

The Subordinated Debentures are unsecured, bear an interest rate based on a spread over 3-month LIBOR (equal to the spread paid by the Trust on the Trust Preferred Securities) which is set each quarter and matures on December 30, 2033. Interest is payable quarterly. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and Pinnacle Financial’s ability to pay dividends on our common shares will be restricted.

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

The Trust Preferred Securities qualify as Tier I capital under current regulatory interpretations. The Federal Reserve has proposed regulations which will allow continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital subject to stricter quantitative and qualitative limits than present regulations. The new limits will phase in over a proposed three-year transition period. The proposal would permit our Trust Preferred Securities to be treated as Tier 1 capital. Should the banking regulators ultimately determine that treatment of trust preferred securities shall not be treated as Tier 1 capital, such determination would have an impact on Pinnacle Financial; however Pinnacle Financial’s capital structure, at the present time and based on our current growth projections, is such that utilization of the Trust Preferred Securities as Tier II capital is more critical to Pinnacle Financial than the Trust Preferred Securities maintaining their present Tier I capital treatment. To our knowledge, there has been no serious consideration given by banking regulators to disqualify trust preferred securities as Tier II capital.

Capital Resources. At December 31, 2004 and 2003, our stockholders’ equity amounted to $57.9 million and $34.3 million, respectively. The change in stockholders’ equity was primarily attributable to a follow-on stock offering completed during the third quarter of 2004 which realized approximately $18.2 million in additional capital; our net income for the year ended December 31, 2004 of $5.3 million; and the net decrease in comprehensive income of $125,673 attributable to the decrease in fair value of our available-for-sale securities portfolio.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At December 31, 2004 and 2003, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At December 31, 2004 and 2003, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at December 31, 2004 and 2003:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004

Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

At December 31, 2003

Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were fourth quarter amounts.

In connection with approving our issuance of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required us to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the year ended December 31, 2004. Furthermore, and in order to provide additional assurance to the FRB-Atlanta as to the maintenance of these ratios, our President and Chief Executive Officer, Chairman and Chief Administrative Officer agreed to exercise their common stock warrant agreements should it become apparent that maintenance of the ratios at the required levels would not occur otherwise during the year ended December 31, 2004. During the year ended December 31, 2004, no such exercise of common stock warrants was required and this additional commitment of these executive officers expired at December 31, 2004. Thus, we believe that we have met the Federal Reserve Bank of Atlanta’s requirements as of December 31, 2004 in connection with this matter.

\

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency, or the “OCC”. We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities and the laws of the State of Tennessee. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (net income divided by average total assets), return on average equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for each year in the three-year period ended December 31, 2004.

	2004	2003	2002
Return on average assets	0.89%	0.66%	0.29%
Return on average equity	12.31%	7.70%	2.47%
Dividend payout ratio	—%	—%	—%
Average equity to average assets ratio	7.23%	8.54%	11.58%

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

Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change up or down in rates from management’s most likely interest rate forecast over the next twelve months. The results of our current simulation model would indicate that our net interest income should increase with a gradual rise in interest rates over the next twelve months and decrease should interest rates fall over the same period.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2004 and December 31, 2003, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2004, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $53.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
January 3, 2005 (1)	$12,000	2.42%
January 28, 2005 (1)	2,000	2.18
September 15, 2005	5,000	2.60
October 14, 2005	3,000	3.10
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
March 12, 2006	3,000	1.97
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
May 19, 2006	10,000	2.45
September 30, 2006	4,000	2.39
January 26, 2007	2,000	3.24

	$53,500

Weighted average interest rate		2.47%

(1)	Subsequent to December 31, 2004, the January 3, 2005 advance was refinanced and the January 28, 2005 advance was paid on their maturity dates.

At December 31, 2004, brokered certificates of deposit approximated $43.4 million which represented 6.5% of total fundings compared to $39.4 million and 8.5% at December 31, 2003. We issue these brokered certificates through several different brokerage houses based on competitive bids. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At December 31, 2004, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson, Williamson and Sumner counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities in Davidson, Williamson and Sumner counties.

The following table presents additional information about our contractual obligations as of December 31, 2004, which by their terms have contractual maturity and termination dates subsequent to December 31, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Contractual obligations:
Certificates of deposit	$146,349	$51,840	$7,410	$—	$205,599
Securities sold under agreements to repurchase	31,928	—	—	—	31,928
Federal Home Loan Bank advances	25,000	28,500	—	—	53,500
Subordinated debt	—	—	—	10,310	10,310
Minimum operating lease commitments	784	1,650	1,742	2,263	6,439

Totals	$204,061	$81,990	$9,152	$12,573	$307,776

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At December 31, 2004, we had outstanding standby letters of credit of $45.3 million and unfunded loan commitments outstanding of $160.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2004, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of December 31, 2004, which by their terms have contractual maturity dates subsequent to December 31, 2004 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Unfunded commitments:
Letters of credit	$41,853	$885	$2,604	$—	$45,342
Lines of credit	98,495	15,823	12,283	34,248	160,849

Totals	$140,348	$16,708	$14,887	$34,248	$206,191

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

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Pinnacle Financial began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, we are not able to determine whether the adoption of these new provisions will have a material impact on our consolidated financial position or results of income.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement is effective as of the first interim period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005 as required.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 41 through 44 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiary

Consolidated Financial Statements

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pinnacle Financial Partners, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Pinnacle Financial Partners, Inc.’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Pinnacle Financial Partners, Inc.’s independent registered public accounting firm has issued an audit report on Pinnacle Financial Partners Inc.’s management’s assessment of the company’s internal control over financial reporting. This report appears on page 49 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Pinnacle Financial Partners, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pinnacle Financial Partners, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Pinnacle Financial Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pinnacle Financial Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pinnacle Financial Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pinnacle Financial Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
February 25, 2005

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Cash and noninterest-bearing due from banks	$15,243,796	$13,768,278
Interest-bearing due from banks	379,047	1,180,371
Federal funds sold	11,122,944	32,235,401

Cash and cash equivalents	26,745,787	47,184,050

Securities available-for-sale, at fair value	180,573,820	139,944,238
Securities held-to-maturity (fair value of $27,134,913)	27,596,159	—

Mortgage loans held-for-sale	1,634,900	1,582,600

Loans	472,362,219	297,004,110
Less allowance for loan losses	(5,650,014)	(3,718,598)

Loans, net	466,712,205	293,285,512

Premises and equipment, net	11,130,671	6,911,359
Investments in unconsolidated subsidiary and other entities	3,907,807	2,714,886
Accrued interest receivable	2,639,548	1,686,380
Other assets	6,198,553	5,111,633

Total assets	$727,139,450	$498,420,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$114,318,024	$60,796,396
Interest-bearing demand	51,751,320	31,407,213
Savings and money market accounts	199,058,240	140,383,878
Time	205,599,425	157,981,525

Total deposits	570,727,009	390,569,012
Securities sold under agreements to repurchase	31,927,860	15,050,110
Federal Home Loan Bank advances	53,500,000	44,500,000
Subordinated debt	10,310,000	10,310,000
Accrued interest payable	769,300	607,242
Other liabilities	2,025,106	3,047,913

Total liabilities	669,259,275	464,084,277

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 20,000,000 shares authorized; 8,389,232 issued and outstanding at December 31, 2004 and 7,384,106 issued and outstanding at December 31, 2003	8,389,232	7,384,106
Additional paid-in capital	44,376,307	26,990,894
Unearned compensation	(37,250)	—
Retained earnings (accumulated deficit)	5,127,023	(189,155)
Accumulated other comprehensive income, net	24,863	150,536

Total stockholders’ equity	57,880,175	34,336,381

Total liabilities and stockholders’ equity	$727,139,450	$498,420,658

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2004	2003	2002
Interest income:
Loans, including fees	$19,909,900	$13,709,159	$10,509,655
Securities:
Taxable	6,935,902	4,158,064	1,837,574
Tax-exempt	490,757	217,284	35,085
Federal funds sold and other	342,470	177,404	178,618

Total interest income	27,679,029	18,261,911	12,560,932

Interest expense:
Deposits	5,829,395	4,349,365	3,813,019
Securities sold under agreements to repurchase	104,085	65,716	91,034
Federal funds purchased and other borrowings	1,481,072	948,023	457,576

Total interest expense	7,414,552	5,363,104	4,361,629

Net interest income	20,264,477	12,898,807	8,199,303
Provision for loan losses	2,948,423	1,157,280	938,000

Net interest income after provision for loan losses	17,316,054	11,741,527	7,261,303

Noninterest income:
Service charges on deposit accounts	955,851	513,074	281,009
Investment sales commissions	1,656,743	998,119	809,837
Fees from origination of mortgage loans	1,254,836	666,853	—
Gains on loans and loan participations sold	513,646	334,249	120,297
Gains on sales of investment securities, net	357,196	247,978	—
Other noninterest income	734,449	527,207	520,800

Total noninterest income	5,472,721	3,287,480	1,731,943

Noninterest expense:
Salaries and employee benefits	9,540,641	7,260,982	5,236,792
Equipment and occupancy	2,405,613	1,827,260	1,442,288
Marketing and other business development	606,841	386,905	244,500
Postage and supplies	492,254	347,684	255,624
Other noninterest expense	2,252,233	1,225,791	809,858

Total noninterest expense	15,297,582	11,048,622	7,989,062

Net income before income taxes	7,491,193	3,980,385	1,004,184
Income tax expense	2,172,283	1,425,746	356,124

Net income	$5,318,910	$2,554,639	$648,060

Per share information:
Basic net income per common share	$0.69	$0.35	$0.11

Diluted net income per common share	$0.61	$0.32	$0.10

Weighted average common shares outstanding:
Basic	7,750,943	7,384,106	6,108,942

Diluted	8,698,139	7,876,006	6,236,844

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

For the each of the years in the three-year period ended December 31, 2004

					Retained	Accumulated
			Additional		Earnings	Other	Total
	Common Stock		Paid-in	Unearned	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balances, December 31, 2001	4,624,106	$4,624,106	$17,005,894	$—	$(3,391,854)	$52,656	$18,290,802
Proceeds from the sale of stock (less offering expenses of $1,400,000)	2,760,000	2,760,000	9,985,000	—	—	—	12,745,000
Comprehensive income:
Net income	—	—	—	—	648,060	—	648,060
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $445,078	—	—	—	—	—	719,785	719,785

Total comprehensive income							1,367,845

Balances, December 31, 2002	7,384,106	$7,384,106	$26,990,894	$—	$(2,743,794)	$772,441	$32,403,647

Comprehensive income:
Net income	—	—	—	—	2,554,639	—	2,554,639
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $381,171	—	—	—	—	—	(621,905)	(621,905)

Total comprehensive income							1,932,734

Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$—	$(189,155)	$150,536	$34,336,381

Exercise of employee incentive common stock options	23,780	23,780	94,333	—	—	—	118,113
Proceeds from the sale of common stock (less offering expenses of $1,357,833)	977,500	977,500	17,214,667	—	—	—	18,192,167
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	3,846	3,846	76,413	(80,259)	—	—	—
Amortization of unearned compensation associated with restricted shares	—	—	—	43,009	—	—	43,009
Dividends paid to minority interest shareholders of Pinnacle Properties, Inc.	—	—	—	—	(2,732)	—	(2,732)
Comprehensive income:
Net income	—	—	—	—	5,318,910	—	5,318,910
Net unrealized holding losses on available- for-sale securities, net of deferred tax benefit of $77,023	—	—	—	—	—	(125,673)	(125,673)

Total comprehensive income							5,193,237

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
Operating activities:
Net income	$5,318,910	$2,554,639	$648,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on securities	1,050,687	858,412	256,471
Depreciation and amortization	1,247,455	953,819	693,663
Provision for loan losses	2,948,423	1,157,280	938,000
Gains on sales of investment securities, net	(357,196)	(247,978)	—
Gain on loans and loan participations sold	(233,646)	(334,249)	(120,297)
Deferred tax expense (benefit)	(922,286)	569,987	356,124
Mortgage loans held for sale:
Loans originated	(69,020,758)	(38,527,408)	—
Loans sold	68,968,458	36,944,808	—
Increase in other assets	(1,397,226)	(641,998)	(509,006)
Increase (decrease) in other liabilities	(860,749)	1,346,425	1,131,837

Net cash provided by (used in) operating activities	6,742,072	4,633,737	3,394,852

Investing activities:
Activities in securities:
Purchases	(132,755,709)	(132,340,115)	(67,909,017)
Sales	28,461,405	23,125,263	—
Maturities, prepayments and calls	35,172,378	41,637,158	14,723,189

	(69,121,926)	(67,577,694)	(53,185,828)

Increase in loans, net	(176,375,116)	(87,376,399)	(75,396,751)
Purchases of premises and equipment and software	(5,144,869)	(3,910,748)	(677,323)
Purchases of capital securities of unconsolidated subsidiary	—	(310,000)	—
Purchases of life insurance policies	—	—	(1,800,000)
Purchases of other assets	(881,719)	(929,500)	(869,750)

Net cash used in investing activities	(251,523,630)	(160,104,341)	(131,929,652)

Financing activities:
Net increase in deposits	180,157,997	156,552,623	100,757,338
Net increase (decrease) in repurchase agreements	16,877,750	(98)	392,515
Advances from Federal Home Loan Bank:
Issuances	48,000,000	34,500,000	13,000,000
Payments	(39,000,000)	(11,500,000)	—
Proceeds from issuance of subordinated debt	—	10,310,000	—
Debt issuance costs related to issuance of subordinated debt	—	(150,000)	—
Dividends paid to preferred shareholders of PNFP Properties, Inc.	(2,732)	—	—
Net proceeds from sale of common stock	18,192,167	—	12,745,000
Exercise of common stock options	118,113	—	—

Net cash provided by financing activities	224,343,295	189,712,525	126,894,853

Net increase (decrease) in cash and cash equivalents	(20,438,263)	34,241,921	(1,639,947)
Cash and cash equivalents, beginning of period	47,184,050	12,942,129	14,582,076

Cash and cash equivalents, end of period	$26,745,787	$47,184,050	$12,942,129

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 (inception) and is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company is a wholly-owned subsidiary of Pinnacle National. PFP Title Company sells title insurance policies to Pinnacle National customers and others. PNFP Holdings, Inc. is a wholly-owned subsidiary of PFP Title Company and is the parent of PNFP Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Pinnacle Community Development, Inc. is a wholly-owned subsidiary of Pinnacle National and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of the Treasury. PNFP Statutory Trust I, a wholly-owned subsidiary of Pinnacle Financial, was created for the exclusive purpose of issuing capital trust preferred securities. Pinnacle Advisory Services, Inc. was established as a registered investment advisor pursuant to regulations promulgated by the Board of Governors of the Federal Reserve System. Pinnacle Credit Enhancement Holdings, Inc. was established as a holding company to own a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of letters of credit issued by the investors for the benefit of banks and other financial institutions.

     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation, other than the accounts of PNFP Statutory Trust I which are included in these consolidated financial statements pursuant to the equity method of accounting.

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

     Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2004 was as follows:

	For the years ended December 31,
	2004	2003	2002
CASH PAYMENTS:
Interest	$7,252,494	$5,341,687	$4,245,453
Income taxes	3,681,817	—	—
NONCASH TRANSACTIONS:
Transfers of available-for-sale securities to held-to-maturity	27,655,669	—	—
Loans charged-off to the allowance for loan losses	1,032,378	167,023	92,957
Loans foreclosed upon with repossessions transferred to other assets	—	—	—

     Securities — Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss), net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of the security is written down to fair value and the amount of the write-down included in the statement of income.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

     Loans Held for Sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

     Investments in unconsolidated subsidiary and other entities — Pinnacle Financial maintains certain investments, at cost, with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship. These entities are the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of Cincinnati. At December 31, 2004 and 2003, the cost of these investments was $3,269,000 and $2,391,000, respectively.

     Other Assets — Included in other assets as of December 31, 2004 and 2003 is approximately $544,000 and $535,000, respectively, net of amortization, related to amounts paid to certain individuals to secure their employment with Pinnacle Financial. These amounts are subject to certain agreements whereby a certain pro rata amount will be owed Pinnacle Financial should the employee leave the employ of Pinnacle Financial within six years of their

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employment date. Pinnacle Financial is amortizing the amounts to salaries and employee benefits expense on a straight-line basis over 36 to 72 months.

     Also included in other assets as of December 31, 2004 and 2003, is approximately $357,000 and $250,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2004, 2003 and 2002, Pinnacle Financial amortized approximately $162,000, $122,000, and $102,000, respectively, related to these costs. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

     During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million. Pinnacle National increases the value of the polices based on a crediting rate which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies. At December 31, 2004 and 2003, the aggregate cash surrender value of these policies, which is reflected in other assets, was $2,010,000 and $1,931,000, respectively. Pinnacle National has not borrowed any funds against these policies.

     Also included in other assets at December 31, 2004 and 2003 is $490,000 and $456,000, respectively, which is related to loans which have been sold to correspondent banks. These amounts represent the present value, net of amortization, of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their participation in the loan. Amortization of these amounts was $199,000 and $143,000 for the years ended December 31, 2004 and 2003, respectively.

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

     Pinnacle Financial and its subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

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

     As of December 31, 2004 and 2003, there were common stock options outstanding to purchase up to 1,068,350 and 907,400 common shares, respectively. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the years in the three year period ended December 31, 2004. Additionally, as of December 31, 2004 and 2003, Pinnacle Financial had outstanding warrants to purchase 406,000 common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the years ended December 31, 2004 and 2003.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2004:

	2004	2003	2002
Basic earnings per share calculation:
Numerator – Net income	$5,318,910	$2,554,639	$648,060

Denominator – Average common shares outstanding	7,750,943	7,384,106	6,108,942

Basic earnings per share	$0.69	$0.35	$0.11

Diluted earnings per share calculation:
Numerator – Net income	$5,318,910	$2,554,639	$648,060

Denominator – Average common shares outstanding	7,750,943	7,384,106	6,108,942
Dilutive shares contingently issuable	947,196	491,900	127,902

Average dilutive common shares outstanding	8,698,139	7,876,006	6,236,844

Diluted earnings per share	$0.61	$0.32	$0.10

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

     Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for each of the years in the three-year period ended December 31, 2004:

	2004	2003	2002
Net income, as reported	$5,318,910	$2,554,639	$648,060
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(300,634)	(197,320)	(152,905)

Pro forma net income	$5,018,276	$2,357,319	$495,155

Per share information:
Basic net income As reported	$0.69	$0.35	$0.11
Pro forma	$0.65	$0.32	$0.08

Diluted net income As reported	$0.61	$0.32	$0.10
Pro forma	$0.58	$0.30	$0.08

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For purposes of these calculations, the fair value of options granted for each of the years in the three-year period ended December 31, 2004 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2004	2003	2002
Risk free interest rate	1.15%	1.18%	1.74%
Expected life of the options	5.0 years	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	29.9%	41.6%	69.7%
Weighted average fair value	$4.26	$2.88	$2.85

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no individually significant business segments.

     Comprehensive Income (Loss) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities. The following is a summary of other comprehensive income for each of the years in the three-year period ended December 31, 2004.

	2004	2003	2002
Net income, as reported	$5,318,910	$2,554,639	$648,060
Other comprehensive income – Net unrealized holding gains (losses) from available-for- sale securities	(125,673)	(621,905)	719,785

Total comprehensive income	$5,193,237	$1,932,734	$1,367,845

     Recent Accounting Pronouncements — In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of income of Pinnacle Financial.

     In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Pinnacle Financial began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, Pinnacle Financial is not able to determine whether the adoption of these new provisions will have a material impact on its consolidated financial position or results of income..

     Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an investor’s initial investment in loans or debt securities loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Its adoption is not expected to have a material impact on the consolidated financial position or results of income of Pinnacle Financial.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement is effective as of the first interim period beginning after June 15, 2005. Pinnacle Financial is currently evaluating the provisions of SFAS No. 123R and will adopt it on July 1, 2005 as required.

     Reclassifications – Certain previous amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no impact on net income or loss during any period.

Note 2. Restricted Cash Balances

     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2004 and 2003, the average daily balance maintained at the Federal Reserve was approximately $3,230,000 and $1,703,000, respectively.

Note 3. Securities

     The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,164,683	129,219	19,727	27,274,175
Mortgage-backed securities	138,851,236	348,187	672,189	138,527,234
State and municipal securities	12,486,440	71,726	55,481	12,502,685
Corporate notes	2,314,831	—	45,105	2,269,726

	$180,817,190	$549,132	$792,502	$180,573,820

Securities held-to-maturity:
U.S. government agency securities	$17,746,555	$600	$298,605	$17,448,550
State and municipal securities	9,849,604	—	163,241	9,686,363

	$27,596,159	$600	$461,846	$27,134,913

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$6,125,689	$266,442	$39,698	$6,352,433
U.S. government agency securities	20,897,437	86,762	64,656	20,919,543
Mortgage-backed securities	103,087,958	506,881	616,953	102,977,886
State and municipal securities	9,590,357	142,970	38,951	9,694,376

	$139,701,441	$1,003,055	$760,258	$139,944,238

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At December 31, 2004, the unamortized amount approximated $283,000.

     Pinnacle Financial realized approximately $357,000 in net gains from the sale of $28,461,000 of available-for-sale securities during the year ended December 31, 2004. Gross realized gains amounted to $421,000 on the sale of $14.5 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $13.9 million of available-for-sale securities during the year ended December 31, 2004. Pinnacle Financial realized $248,000 in net gains on the sale of $23,125,000 of available-for-sale securities during the year ended December 31, 2003. During the year ended December 31, 2003, gross realized gains amounted to $263,000 on the sale of $20.5 million of available-for-sale securities while gross realized losses amounted to $15,000 on the sale of $2.6 million of available-for-sale securities. Pinnacle Financial realized no gains or losses from the sale of securities during the year ended December 31, 2002 as no such transactions occurred.

     At December 31, 2004, approximately $135,820,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public fund and other deposits and securities sold under agreements to repurchase.

     The amortized cost and fair value of debt securities as of December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due in one year to five years	5,314,831	5,252,026	4,094,495	4,065,099
Due in five years to ten years	30,273,785	30,409,978	22,450,042	22,033,015
Due after ten years	6,377,338	6,384,582	1,051,622	1,036,799
Mortgage-backed securities	138,851,236	138,527,234	—	—

	$180,817,190	$180,573,820	$27,596,159	$27,134,913

     At December 31, 2004, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		December 31, 2004 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$21,426,876	$318,332	$—	$—	$21,426,876$	318,332
Mortgage-backed securities	78,476,825	450,064	9,852,117	222,125	88,328,942	672,189
State and municipal securities	14,856,388	208,074	691,803	10,648	15,548,191	218,722
Corporate notes	2,314,831	45,105	—	—	2,314,831	45,105

ATotal temporarily-impaired securities	$117,074,920	$1,021,575	$10,543,920	$232,773	$127,618,840	$1,254,348

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2004, Pinnacle Financial had six issuances (three mortgage backed-securities in the available-for-sale portfolio and three municipal securities in the held-to-maturity portfolio) that had been in an unrealized loss position for more than twelve months.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, the amortized cost of these securities was approximately $10,777,000 compared to a fair value of $10,544,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

Note 4. Loans and Allowance for Loan Losses

     The composition of loans at December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Commercial real estate – Mortgage	$117,122,607	$68,507,350
Commercial real estate – Construction	8,427,763	8,210,646
Commercial – Other	189,456,385	129,881,732

Total Commercial	315,006,755	206,599,728

Consumer real estate – Mortgage	126,907,581	76,041,526
Consumer real estate – Construction	14,990,739	3,077,656
Consumer – Other	15,457,144	11,285,200

Total Consumer	157,355,464	90,404,382

Total Loans	472,362,219	297,004,110
Allowance for loan losses	(5,650,014)	(3,718,598)

Loans, net	$466,712,205	$293,285,512

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $43.1 million and $35.0 million, while credit exposure to operators of nonresidential buildings approximated $27.5 million and $16.6 million at December 31, 2004 and 2003, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     At December 31, 2004 and 2003, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $561,000; $379,000 and $1,845,000 at December 31, 2004, 2003 and 2002, respectively. In each case, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $41,000; $75,000 and $43,000 for each of the years in the three-year period ended December 31, 2004. During the years ended December 31, 2004, 2003 and 2002, the average balance of all impaired loans amounted to $776,000, $1,160,000 and $144,000, respectively. As all loans that were deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any impaired loans during the three-year period ended December 31, 2004.

     Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2004 are as follows:

	2004	2003	2002
Balance at beginning of period	$3,718,598	$2,677,043	$1,832,000
Charged-off loans	(1,032,378)	(167,023)	(92,957)
Recovery of previously charged-off loans	15,371	51,298	—
Provision for loan losses	2,948,423	1,157,280	938,000

Balance at end of period	$5,650,014	$3,718,598	$2,677,043

     At December 31, 2004, Pinnacle Financial has granted loans and other extensions of credit amounting to approximately $6,565,000 to certain directors, executive officers, and their related entities, of which $4,437,000 had been drawn upon. At December 31, 2003, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $6,484,000 to certain directors, executive officers, and their related entities of which $3,522,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2003, Pinnacle Financial acquired for $500,000, a $1,500,000 loan that it had previously sold to another financial institution. Pinnacle Financial accounted for the discount under the cost-recovery method pursuant to Practice Bulletin Number 6, Amortization of Discounts on Certain Acquired Loans, issued by the Accounting Standards Executive Committee (AcSEC). Under the cost-recovery method of accounting, cash collections were first applied against the $500,000 recorded amount of the loan; when the loan had been reduced to zero, additional amounts received were recognized as income. During the second quarter of 2004, Pinnacle National collected the remaining net book value of the loan and an additional $260,000, of which $217,000 was recognized as interest income and $43,000 was credited to other expense as a recovery of legal expenses incurred by Pinnacle Financial. As a result of a settlement agreement entered into with the borrower, Pinnacle Financial received $80,000 during the third quarter from the sale of certain assets related to this borrower which was recognized as interest income. During the third quarter of 2004, Pinnacle National subsequently sold to a third party a loan to this borrower, which resulted from the settlement agreement, and recognized a $280,000 gain on sale of loans in the accompanying statement of income during the year ended December 31, 2004.

     During 2004, 2003 and 2002, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the years ended December 31, 2004, 2003 and 2002 of approximately $234,000; $334,000 and $120,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their participation in the loan.

Note 5. Premises and Equipment and Lease Commitments

     Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	Range of
	Useful Lives	2004	2003
Land	—	$2,502,525	$1,239,552
Buildings and leasehold improvements	15 to 30 years	6,030,354	3,809,939
Furniture and equipment	3 to 15 years	4,694,769	3,301,777

		13,227,648	8,351,268
Accumulated depreciation		(2,096,977)	(1,439,909)

		$11,130,671	$6,911,359

     Depreciation expense was approximately $657,000; $542,000 and $461,000 for each of the years in the three-year period ended December 31, 2004.

     Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2004, 2003 and 2002 totaled $636,000; $449,000 and $399,000, respectively. At December 31, 2004, the approximate future minimum lease payments due under the aforementioned operating leases for their initial term is as follows:

2005	$784,000
2006	815,000
2007	835,000
2008	859,000
2009	883,000
Thereafter	2,263,000

$6,439,000

Note 6. Deposits

     At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$146,453,000
2006	46,854,000
2007	4,883,000
2008	308,000
2009	7,101,000

$205,599,000

     Additionally, at December 31, 2004 and 2003, approximately $165,794,000 and $113,986,000, respectively, of time deposits had been issued in denominations of $100,000 or greater.

Note 7. Federal Home Loan Bank Advances and Other Borrowings

     During 2001, Pinnacle National became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists Pinnacle National in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral under the borrowing agreements with the FHLB.

     At December 31, 2004 and 2003, Pinnacle National had received advances from the FHLB totaling $53,500,000 and $44,500,000, respectively. At December 31, 2004, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled	Interest Rate
	Maturities	Range
2005	$25,000,000	2.2% to 3.1%
2006	26,500,000	2.0% to 2.8%
2007	2,000,000	3.2%

	$53,500,000

Weighted average interest rate		2.5%

     Subsequent to December 31, 2004, the Pinnacle National refinanced a $12,000,000 advance which matured on January 5, 2005 and paid off a $2,000,000 advance which matured on January 28, 2005.

     On December 29, 2003, we established PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. Pinnacle Financial is the sole sponsor of the trust and acquired the Trust’s common securities for $310,000. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 and using the proceeds to purchase $10,310,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trust are the Subordinated Debentures. Pinnacle Financial’s $310,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheets and the $10,310,000 obligation of Pinnacle Financial is included in subordinated debt.

     The Trust Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.30% at December 31, 2004) which is set each quarter and matures on December 30, 2033. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trust under the Trust Preferred Securities.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Trust Preferred Securities qualify as Tier I capital under current regulatory definitions. Debt issuance costs of $135,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet as of December 31, 2004. These debt issuance costs are being amortized over ten years using the straight-line method.

     At December 31, 2004, Pinnacle National has accommodations which allow Pinnacle National to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. There were no outstanding balances at December 31, 2004 or 2003 under these arrangements.

Note 8. Income Taxes

     Income tax expense (benefit) attributable to income from continuing operations for each of the years in the three-year period ended December 31, 2004 consists of the following:

	2004	2003	2002
Current tax expense:
Federal	$2,677,582	$710,749	$—
State	416,987	145,010	—

Total current tax expense	3,094,569	855,759	—

Deferred tax expense (benefit):
Federal	(765,139)	473,038	295,874
State	(157,147)	96,949	60,250

Total deferred tax expense (benefit)	(922,286)	569,987	356,124

	$2,172,283	$1,425,746	$356,124

     Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2004, 2003 and 2002 to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2004 is as follows:

	2004	2003	2002
Income taxes at statutory rate	$2,547,006	$1,353,331	$341,423
State tax expense, net of federal tax effect	171,494	159,693	39,765
Federal tax credits	(300,000)	—	—
Tax-exempt securities	(156,354)	(69,442)	(11,213)
Other items	(89,863)	(17,836)	(13,851)

Income tax expense (benefit)	$2,172,283	$1,425,746	$356,124

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The effective tax rate for 2004 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next seven years. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the year ended December 31, 2004 is $300,000. Pinnacle Financial believes that it and its subsidiary has and will continue to comply with the various regulatory provisions of the New Markets Tax Credit program such that it will be able to claim the credit in its 2004 Federal income tax return. Also, during 2004, Pinnacle National formed a real estate investment trust which provides Pinnacle Financial with an alternative vehicle for raising capital. Additionally, the ownership structure of this real estate investment trust provides certain income tax benefits to Pinnacle National and Pinnacle Financial.

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

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Loan loss allowance	$2,162,332	$1,402,434
Other assets	136,790	109,026

	2,299,122	1,511,460

Deferred tax liabilities:
Depreciation and amortization	62,390	231,524
Other accruals	175,384	140,874
Securities	15,240	92,263

	253,014	464,661

Net deferred tax assets	$2,046,108	$1,046,799

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at December 31, 2004 is as follows:

Commitments to extend credit	$160,849,000
Standby letters of credit	45,342,000

     At December 31, 2004, the fair value of Pinnacle Financial’s standby letters of credit was $188,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, claims outstanding at December 31, 2004 have no material effect on Pinnacle Financial’s consolidated financial statements.

Note 10. Common Stock Offerings and Warrants

     During June 2002, Pinnacle Financial concluded a follow-on offering of its common stock to the general public. As a result of this offering, Pinnacle Financial, through its underwriters, sold 2.4 million shares of common stock to the general public at $5.125 per share. The underwriters also exercised an over-allotment option and purchased an additional 360,000 shares at $5.125 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $12.7 million.

     During 2004, Pinnacle Financial concluded another follow-on offering of its common stock to the general public. As a result of this offering, Pinnacle Financial, through its underwriters, sold 850,000 shares of common stock to the general public at $20 per share. The underwriters also exercised an over-allotment option and purchased an additional 127,500 shares at $20 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18.2 million.

     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial were awarded on August 18, 2000, warrants to acquire 406,000 shares of common stock at $5.00 per share. The warrants are exercisable until August 18, 2010. As of December 31, 2004, all of the warrants were exercisable.

Note 11. Salary Deferral Plan

     Pinnacle Financial has a 401(k) retirement plan covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary subject to regulatory limitations with Pinnacle Financial matching 50% of the first 6% deferred in Pinnacle Financial stock. Pinnacle

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial’s expense associated with the matching component of this plan for each of the years in the three-year period ended December 31, 2004 was approximately $199,000; $143,000 and $100,000, respectively, and is included in the accompanying statements of income in salaries and employee benefits expense.

Note 12. Stock Option Plan and Restricted Shares

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

     A summary of the plan changes during each of the years in the three-year period ended December 31, 2004 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2001	478,400	$4.74
Granted	259,400	5.01
Exercised	—	—
Forfeited	(13,100)	4.54

Outstanding at December 31, 2002	724,700	$4.84
Granted	185,800	7.55
Exercised	—	—
Forfeited	(3,100)	5.73

Outstanding at December 31, 2003	907,400	$5.39
Granted	189,080	14.65
Exercised	(23,780)	4.89
Forfeited	(4,350)	7.86

Outstanding at December 31, 2004	1,068,350	$7.03

     The following table summarizes information about Pinnacle Financial’s stock option plan at December 31, 2004.

	Number of	Remaining	Weighted-
	Remaining	Weighted-Average	Average	Number of
Grant date	Shares	Contractual	Exercise	Shares
by year	Outstanding	Life in Years	Price	Exercisable
2000	359,400	6.0	$5.00	287,520
2001	94,540	6.2	3.82	56,724
2002	245,480	7.1	5.01	98,192
2003	181,100	8.4	7.55	36,220
2004	187,830	9.2	14.65	—

	1,068,350	7.2	$7.03	478,656

     On January 20, 2005, Pinnacle Financial granted options to purchase 141,182 common shares to certain employees at an exercise price of $23.88 per share. These options will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.

     Additionally, Pinnacle Financial’s 2004 equity incentive plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights. During 2004, Pinnacle Financial awarded 3,846 shares of restricted common stock to certain executives of Pinnacle Financial. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets for the 2004, 2005 and 2006 fiscal years or earnings and soundness targets for the three year period ended December 31, 2006. Compensation expense associated with the restricted share awards is

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized over the time period that the restrictions associated with the awards lapse. As a result, at each financial reporting date, the restricted shares are marked to fair value and compensation expense is measured based on the anticipated number of shares that will ultimately vest and the timing of the vesting period. Earnings and soundness targets for the 2004 fiscal year were achieved and the restrictions related to 1,282 shares were released. For the year ended December 31, 2004, Pinnacle Financial recognized approximately $43,000 in compensation costs attributable to these awards.

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

Note 14. Related Party Transactions

     A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For the years ended December 31, 2004, 2003, and 2002, Pinnacle Financial incurred approximately $141,000, $137,000 and $110,000, respectively, in expense for services rendered by this public relations company. Another director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.

     Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc., owns a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of letters of credit issued by the investors for the benefit of banks and other financial institutions. An employee of Pinnacle National also owns a 24.5% interest in Collateral Plus, LLC. The financial impact of Pinnacle Credit Enhancement Inc.’s 24.5% ownership of Collateral Plus, LLC to Pinnacle Financial’s financial statements as of and for each of the three years ended December 31, 2004 was not significant.

Note 15. Fair Value of Financial Instruments

     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at December 31, 2004 and 2003 were as follows:

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, due from banks, and Federal funds sold	$26,745,787$	26,745,787$	47,184,050$	47,184,050
Securities available-for-sale	180,573,820	180,573,820	139,944,238	139,944,238
Securities held-to-maturity	27,596,159	27,134,913	—	—
Mortgage loans held-for-sale	1,634,900	1,634,900	1,582,600	1,582,600
Loans, net	466,712,205	467,290,014	293,285,512	296,613,342
Financial liabilities:
Deposits and securities sold under agreements to repurchase	$602,654,870	$601,379,055	$405,619,122	$406,219,648
Federal Home Loan Bank advances	53,500,000	53,183,141	44,500,000	44,639,973
Subordinated debt	10,310,000	10,310,000	10,310,000	10,310,000

	Notional		Notional
	Amount		Amount
Off-balance sheet instruments:
Commitments to extend credit	$160,849,000	$—	$95,615,000	$—
Standby letters of credit	45,342,000	—	30,317,000	—

Note 16. Regulatory Matters

     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Pinnacle Financial has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial’s and Pinnacle National’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004 and 2003, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004

Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

At December 31, 2003

Total capital to risk weighted assets:
Pinnacle Financial	$47,914	12.8%	$29,981	8.0%	not applicable
Pinnacle National	$38,617	10.3%	$29,944	8.0%	$37,430	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$44,185	11.8%	$14,990	4.0%	not applicable
Pinnacle National	$34,888	9.3%	$14,972	4.0%	$22,458	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$44,185	9.7%	$18,188	4.0%	not applicable
Pinnacle National	$34,888	7.7%	$18,188	4.0%	$22,735	5.0%

(*)	Average assets for the above calculations were fourth quarter amounts.

     In connection with approving Pinnacle Financial’s issuance of Trust Preferred Securities, the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) required Pinnacle Financial to maintain a Total capital to risk-weighted assets ratio of 10%, a Tier 1 capital to risk-weighted assets ratio of 6% and a Tier 1 capital to average-assets ratio of 5% during the year ended December 31, 2004. Furthermore, and in order to provide additional assurance to the FRB-Atlanta as to the maintenance of these ratios, Pinnacle Financial’s President and Chief Executive Officer, Chairman and Chief Administrative Officer agreed to exercise their common stock warrant agreements should it become apparent that maintenance of the ratios at the required levels would not occur otherwise during the year ended December 31, 2004. During the year ended December 31, 2004, no such exercise of common stock warrants was required and this additional commitment of these executive officers expired at December 31, 2004. Thus, Pinnacle Financial believes that it has met the Federal Reserve Bank of Atlanta’s requirements as of December 31, 2004 in connection with this matter.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Parent Company Only Financial Information

     The following information presents the condensed balance sheets, statements of income, and cash flows of Pinnacle Financial as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004:

CONDENSED BALANCE SHEETS

	2004	2003
Assets:
Cash	$8,091,049	$9,108,723
Investments in consolidated subsidiaries:
Pinnacle National	58,140,549	35,039,058
Pinnacle Advisory Services	15,450	—
Pinnacle Credit Enhancement Holdings	245	—
Investment in unconsolidated PNFP Statutory Trust I subsidiary	310,000	310,000
Income taxes receivable from subsidiaries	1,807,272	902,819
Other assets	139,175	151,540

	$68,503,740	$45,512,140

Liabilities and stockholders’ equity:
Current income taxes payable	312,221	855,759
Subordinated debt	10,310,000	10,310,000
Other liabilities	1,344	10,000
Stockholders’ equity	57,880,175	34,336,381

	$68,503,740	$45,512,140

CONDENSED STATEMENTS OF INCOME

	2004	2003	2002
Revenues:
Interest income	$63,121	$24,833	$41,983
Expenses:
Interest expense – subordinated debentures	431,318	—	—
Compensation expense – restricted stock	43,009	—	—
Other expense	100,179	23,113	—

Income (loss) before income taxes and equity ncome of subsidiaries	(511,385)	1,720	41,983
Income tax (expense) benefit	198,516	(657)	(16,217)

Income before equity in income of subsidiaries	(312,869)	1,063	25,766
Equity in income of subsidiaries	5,631,779	2,553,576	622,294

Net income	$5,318,910	$2,554,639	$648,060

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
Operating activities:
Net income	$5,318,910	$2,554,639	$648,060
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of compensation expense related to restricted stock awards	43,009	—	—
Increase in income taxes receivable, net	(1,447,991)	(47,060)	—
Decrease (increase) in other assets	12,365	(1,540)	—
Increase (decrease) in other liabilities	(8,656)	4,385	5,615
Deferred tax expense (benefit)	—	47,726	16,217
Equity in income of subsidiaries	(5,631,779)	(2,553,576)	(622,294)

Net cash provided (used) by operating activities	(1,714,142)	4,574	47,598

Investing activities –
Investment in unconsolidated Trust	—	(310,000)	—
Investment in consolidated subsidiaries:
Pinnacle National	(17,556,000)	(4,244,500)	(10,080,000)
Other subsidiaries	(57,812)	—	—

Net cash used by investing activities	(17,613,812)	(4,554,500)	(10,080,000)

Financing activities –
Proceeds from issuance of subordinated debt	—	10,310,000	—
Debt issuance costs related to issuance of subordinated debt	—	(150,000)	—
Net proceeds from sale of common stock	18,192,167	—	12,745,000
Exercise of common stock options	118,113	—	—

Net cash provided by financing activities	18,310,280	10,160,000	12,745,000

Net increase (decrease) in cash	(1,017,674)	5,610,074	2,712,598
Cash, beginning of year	9,108,723	3,498,649	786,051

Cash, end of year	$8,091,049	$9,108,723	$3,498,649

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Investments in Affiliated Companies (unaudited)

     Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. The Trust was formed on December 30, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At Dec. 31,	At Dec. 31,
	2004	2003
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$10,310	$10,310

Liabilities	$—	$—

Stockholder’s equity – Trust preferred securities	10,000	10,000
Common stock (100% owned by Pinnacle Financial)	310	310

Total stockholder’s equity	10,310	10,310

Total liabilities and stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Years Ended Dec. 31,
	2004	2003
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$431	$—

Net Income	$431	$—

Summary Statement of Stockholder’s Equity

	Trust			Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity
Beginning balances, December 31, 2003	$10,000	$310	$—	$10,310
Retained earnings:
Net income	—	—	431	431
Dividends:
Trust preferred securities	—	—	(418)	(418)
Common dividends paid to Pinnacle Financial	—	—	(13)	(13)

Total retained earnings	—	—	—	—

Ending balances, December 31, 2004	$10,000	$310	$—	$10,310

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Quarterly Financial Results (unaudited)

     A summary of selected consolidated quarterly financial data for the years ended December 31, 2004 and 2003 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2004
Interest income	$5,666	$6,225	$7,214	$8,574
Net interest income	4,152	4,536	5,299	6,278
Provision for loan losses	354	449	1,012	1,134
Net income before taxes	1,611	1,655	1,961	2,263
Net income	1,071	1,168	1,391	1,689
Basic net income per share	$0.15	$0.16	$0.18	$0.20
Diluted net income per share	$0.13	$0.14	$0.16	$0.18

2003
Interest income	$3,946	$4,369	$4,702	$5,244
Net interest income	2,636	2,984	3,385	3,893
Provision for loan losses	288	347	318	204
Net income before taxes	568	839	1,228	1,345
Net income	373	537	787	858
Basic net income per share	$0.05	$0.08	$0.11	$0.12
Diluted net income per share	$0.05	$0.07	$0.10	$0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

ITEM 9A. CONTROLS AND PROCEDURES

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

          Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial’s management on Pinnacle Financial’s internal control over financial reporting is set forth on page 47 of this Annual Report on Form 10-K. The attestation of Pinnacle Financial’s registered public accounting firm related to the report is set forth on page 49 of this Annual Report on Form 10-K.

          Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

               None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005, which will be filed on or before March 31, 2005 under the headings “Corporate Governance,” “Proposal #1 Election of Directors,” “Executive Management Information,” and “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 11. EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005, which will be filed on or before March 31, 2005 under the heading, “ Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005, which will be filed on or before March 31, 2005 under the headings, “Security Ownership of Certain Beneficial Owners and Management,” and “Proposal #3 Amendment to the Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005, which will be filed on or before March 31, 2005 under the headings, “Security Ownership of Certain Beneficial Owners and Management — Certain Relationships and Related Transactions,” and “Compensation” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005, which will be filed on or before March 31, 2005 under the heading, “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Exhibits

Exhibit No.	Description
3.1	Charter, as amended and restated (3)

3.2	Bylaws (6)

4.1.1	Specimen Common Stock Certificate (1)

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (1)

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (1)

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (1)

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (1)

Exhibit No.	Description

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (1)

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (1)

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (1)

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (1)

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (1)

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (1)

10.21	Green Hills Office Lease (2)

10.22	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (4)

10.23	Form of Restricted Stock Award Agreement (5)

10.24	Form of Incentive Stock Option Agreement (5)

10.25	Lease Agreement for West End Lease

10.26	Lease Amendments for Commerce Street location

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(1)	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(2)	Registrant hereby incorporates by reference to the exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(3)	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Form 10-Q for the quarter end March 31, 2004.

(4)	Registrant hereby incorporates by reference to Exhibit 10.1 filed with, and made part of, Registrant’s Registration Statement on Form S-8 (File No. 333-114799).

(5)	Registrant hereby incorporates by reference to Exhibit 10.1 and 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(6)	Registrant hereby incorporates by reference to exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 6, 2003.

Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I of $10,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner

M. Terry Turner
President and CEO

Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 28, 2005

Robert A. McCabe, Jr.

/s/ M. Terry Turner	President and Chief	February 28, 2005
Executive Officer
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 28, 2005
(Principal Financial
Harold R. Carpenter	and Accounting Officer)

Director
Sue R.Atkinson

/s/ Gregory L. Burns	Director	February 28, 2005

Gregory L. Burns

Director
Colleen Conway-Welch

/s/ Clay T. Jackson	Director	February 28, 2005

Clay T. Jackson

/s/ John E. Maupin, Jr.	Director	February 28, 2005

John E. Maupin, Jr.

/s/ Robert E. McNeilly, Jr.	Director	February 28, 2005

Robert E. McNeilly, Jr.

/s/ Dale W. Polley	Director	February 28, 2005

Dale W. Polley

Signature	Title	Date
/s/ Linda E. Rebrovick	Director	February 28, 2005

Linda E. Rebrovick

/s/ James L. Shaub, II	Director	February 28, 2005

James L. Shaub, II

/s/ Reese L. Smith, III	Director	February 28, 2005

Reese L. Smith, III

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Charter, as amended and restated (3)

3.2	Bylaws (6)

4.1.3	Specimen Common Stock Certificate (1)

4.1.4	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (1)

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (1)

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (1)

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (1)

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (1)

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (1)

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (1)

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (1)

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (1)

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (1)

10.21	Green Hills Office Lease (2)

10.22	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (4)

10.23	Form of Restricted Stock Award Agreement (5)

10.24	Form of Incentive Stock Option Agreement (5)

10.25	Lease Agreement for West End Lease

10.26	Lease Amendments for Commerce Street location

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

Exhibit
No.	Description
23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(1)	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(2)	Registrant hereby incorporates by reference to the exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(3)	Registrant hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Registrant’s Form 10-Q for the quarter end March 31, 2004.

(4)	Registrant hereby incorporates by reference to Exhibit 10.1 filed with, and made part of, Registrant’s Registration Statement on Form S-8 (File No. 333-114799).

(5)	Registrant hereby incorporates by reference to Exhibit 10.1 and 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(6)	Registrant hereby incorporates by reference to exhibit of identical index number filed with Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 6, 2003.

Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I of $10,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.