Form 10-Q
period 2005-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2005-05-06
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

As of April 30, 2005, there were 8,397,601 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2005

Page No.
PART I:
Item 1. Consolidated Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	40
Item 4. Controls and Procedures	40
PART II:
Item 1. Legal Proceedings.	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities.	41
Item 4. Submission of Matters to a Vote of Security Holders.	41
Item 5. Other Information.	41
Item 6. Exhibits	41
Signatures	42
EX-3.1 AMENDED AND RESTATED CHARTER
EX-10.1 2005 ANNUAL CASH INCENTIVE PLAN
EX-10.2 FOURTH AMENDMENT TO COMMERCE STREET LEASE
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 1350 CERTIFICATION OF THE CEO
EX-32.2 SECTION 1350 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in addition to those set out in Pinnacle Financial’s Form 10-K include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and noninterest-bearing due from banks	$19,956,737	$15,243,796
Interest-bearing due from banks	444,090	379,047
Federal funds sold	24,528,028	11,122,944

Cash and cash equivalents	44,928,855	26,745,787
Securities available-for-sale, at fair value	174,646,784	180,573,820
Securities held-to-maturity (fair value of $26,723,605 and $27,134,913 at March 31, 2005 and December 31, 2004, respectively)	27,576,457	27,596,159
Mortgage loans held-for-sale	2,837,900	1,634,900
Loans	516,733,302	472,362,219
Less allowance for loan losses	(6,197,895)	(5,650,014)

Loans, net	510,535,407	466,712,205
Premises and equipment, net	11,582,991	11,130,671
Investments in unconsolidated subsidiary and other entities	3,929,811	3,907,807
Accrued interest receivable	3,124,989	2,639,548
Other assets	8,272,424	6,198,553

Total assets	$787,435,618	$727,139,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$119,212,181	$114,318,024
Interest-bearing demand	57,112,842	51,751,320
Savings and money market accounts	207,534,995	199,058,240
Time	235,160,749	205,599,425

Total deposits	619,020,767	570,727,009
Securities sold under agreements to repurchase	46,388,184	31,927,860
Federal Home Loan Bank advances	51,500,000	53,500,000
Subordinated debt	10,310,000	10,310,000
Accrued interest payable	937,207	769,300
Other liabilities	1,622,480	2,025,106

Total liabilities	729,778,638	669,259,275
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 40,000,000 shares authorized; 8,391,371 issued and outstanding at March 31, 2005 and 8,389,232 issued and outstanding at December 31, 2004	8,391,371	8,389,232
Additional paid-in capital	44,388,278	44,376,307
Unearned compensation	(29,750)	(37,250)
Retained earnings	6,906,776	5,127,023
Accumulated other comprehensive (loss) income, net	(1,999,695)	24,863

Total stockholders’ equity	57,656,980	57,880,175

Total liabilities and stockholders’ equity	$787,435,618	$727,139,450

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Interest income:
Loans, including fees	$6,954,365	$3,946,572
Securities:
Taxable	2,021,783	1,550,859
Tax-exempt	201,424	85,975
Federal funds sold and other	92,162	82,716

Total interest income	9,269,734	5,666,122

Interest expense:
Deposits	2,153,961	1,171,188
Securities sold under agreements to repurchase	150,262	9,293
Federal funds purchased and other borrowings	462,537	333,349

Total interest expense	2,766,761	1,513,830

Net interest income	6,502,973	4,152,292
Provision for loan losses	601,250	353,848

Net interest income after provision for loan losses	5,901,723	3,798,444
Noninterest income:
Service charges on deposit accounts	261,700	163,845
Investment sales commissions	437,424	389,579
Gain on loans and loan participations sold, net	160,555	219,620
Gain on sales of investment securities, net	114,410	248,353
Other noninterest income	203,710	110,042

Total noninterest income	1,177,799	1,131,439

Noninterest expense:
Compensation and employee benefits	2,970,558	2,173,425
Equipment and occupancy	784,026	505,690
Marketing and other business development	113,168	149,158
Postage and supplies	135,538	99,138
Other noninterest expense	577,584	391,468

Total noninterest expense	4,580,874	3,318,879

Income before income taxes	2,498,648	1,611,014
Income tax expense	718,895	539,992

Net income	$1,779,753	$1,071,022

Per share information:
Basic net income per common share	$0.21	$0.15

Diluted net income per common share	$0.19	$0.13

Weighted average shares outstanding:
Basic	8,389,256	7,384,106
Diluted	9,437,183	8,213,730

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

For the three months ended March 31, 2005 and 2004

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other	Total
			Paid-in	Unearned	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$—	$(189,155)	$150,536	$34,336,381
Comprehensive income:
Net income	—	—	—	—	1,071,022	—	1,071,022
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $533,648	—	—	—	—	—	858,884	858,884

Total comprehensive income							1,930,106

Balances, March 31, 2004	7,384,106	$7,384,106	$26,990,894	$—	$881,867	$1,009,420	$36,266,287

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee incentive common stock options	2,139	2,139	11,971	—	—	—	14,110
Amortization of unearned compensation associated with restricted shares	—	—	—	7,500	—	—	7,500
Comprehensive loss:
Net income	—	—	—	—	1,779,753	—	1,779,753
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $1,240,860	—	—	—	—	—	(2,024,558)	(2,024,558)

Total comprehensive loss							(223,195)

Balances, March 31, 2005	8,391,371	$8,391,371	$44,388,278	$(29,750)	$6,906,776	$(1,999,695)	$57,656,980

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net income	$1,779,753	$1,071,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities	244,147	189,637
Depreciation and amortization	339,766	259,935
Provision for loan losses	601,250	353,848
Gain on sale of investment securities, net	(114,410)	(248,353)
Loss (gain) on participations sold	14,991	(121,617)
Deferred tax expense (benefit)	(331,494)	(320,638)
Mortgage loans held for sale:
Loans originated	(21,360,167)	(10,844,562)
Loans sold	20,157,167	8,369,840
(Increase) decrease in other assets	(740,234)	12,835
Decrease in other liabilities	(234,719)	(1,979,888)

Net cash provided by (used in) operating activities	356,050	(3,257,941)

Investing activities:
Activities in securities available-for-sale:
Purchases	(10,285,511)	(51,539,860)
Sales	6,791,867	21,876,953
Maturities, prepayments and calls	6,045,226	9,012,617
Net increase in loans	(44,424,452)	(26,441,559)
Purchases of premises and equipment and software	(1,046,404)	(219,717)
Purchases of other assets	(21,900)	(289,800)

Net cash used in investing activities	(42,941,174)	(47,601,366)

Financing activities:
Net increase in deposits	48,293,758	47,031,755
Net increase (decrease) in securities sold under agreements to repurchase	14,460,324	(350,928)
Advances from Federal Home Loan Bank:
Issuances	12,000,000	4,000,000
Payments	(14,000,000)	(8,000,000)
Exercise of common stock options	14,110	—

Net cash provided by financing activities	60,768,192	42,680,827

Net increase (decrease) in cash and cash equivalents	18,183,068	(8,178,480)
Cash and cash equivalents, beginning of period	26,745,787	47,184,050

Cash and cash equivalents, end of period	$44,928,855	$39,005,570

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission.

     Use of Estimates — The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

     Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the three months ended March 31, 2005 and 2004 as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,
	2005	2004
Cash Payments:
Interest	$2,598,854	$1,439,283
Income taxes	690,000	1,226,817
Noncash Transactions:
Transfers of available-for-sale securities to held-to-maturity	—	27,655,669
Loans charged-off to the allowance for loan losses	67,777	32,489
Loans foreclosed upon with repossessions transferred to other assets	34,750	—

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

     As of March 31, 2005 and 2004, there were common stock options outstanding to purchase up to 1,211,393 and 1,010,490 common shares, respectively. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three months ended March 31, 2005 and 2004. Additionally, as of March 31, 2005, Pinnacle Financial had dilutive warrants outstanding to purchase 406,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three months ended March 31, 2005 and 2004.

     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2005 and 2004:

	2005	2004
Basic earnings per share calculation:
Numerator – Net income	$1,779,753	$1,071,022
Denominator – Average common shares outstanding	8,389,256	7,384,106
Basic net income per share	$0.21	$0.15
Diluted earnings per share calculation:
Numerator – Net income	$1,779,753	$1,071,022
Denominator – Average common shares outstanding	8,389,256	7,384,106
Dilutive shares contingently issuable	1,047,927	829,624

Average dilutive common shares outstanding	9,437,183	8,213,730
Diluted net income per share	$0.19	$0.13

     On April 20, 2004, the Board of Directors of Pinnacle Financial approved a two for one stock split of the Company’s common stock payable as a 100% stock dividend on May 10, 2004 to shareholders of record on April 30, 2004. Pinnacle Financial has retroactively applied the impact of this stock split in these consolidated financial statements.

     Stock-Based Compensation — Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the equity incentive plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income per share would have been adjusted to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		2005	2004
Net income, as reported		$1,779,753	$1,071,022
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(111,072)	(66,620)

Pro forma net income		$1,668,681	$1,004,402

Per share information:
Basic net income	As reported	$0.21	$0.15
	Pro forma	$0.20	$0.14
Diluted net income	As reported	$0.19	$0.13
	Pro forma	$0.18	$0.12

     For purposes of these calculations, the fair value of options granted for the three months ended March 31, 2005 and 2004 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2005	2004
Risk free interest rate	2.26%	1.00%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	39.3%	26.7%
Weighted average fair value	$9.00	$6.30

     Recent Accounting Pronouncements — In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Pinnacle Financial began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, Pinnacle Financial is not able to determine whether the adoption of these new provisions will have a material impact on our consolidated financial position or results of income.

     Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Adoption did not have a material impact on the 2005 consolidated financial position or results of operations of Pinnacle Financial.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. On April 14, 2005, the Securities and Exchange Commission deferred implementation of SFAS No. 123R for registrants until the next fiscal year following June 15, 2005. Pinnacle Financial is currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.

     Business Segments — Pinnacle Financial operates in one business segment, commercial banking, and has no individually significant business segments.

     Comprehensive Income (Loss) — Other comprehensive income refers to revenues, expenses, gains and losses that under United States generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

     Reclassifications – Certain prior period amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no impact on net income or loss during any period. In the statements of income for the three months ended March 31, 2005 and 2004, Pinnacle Financial has reclassified noninterest income previously reported as “Fees from the origination of mortgage loans” to “Gain on loans and loan participations sold”. Additionally, sales commission expenses associated with mortgage loan originations previously included in “Compensation and employee benefits” have been reclassified to offset mortgage origination fees included in noninterest income as “Gain on loans and loan participations sold”.

Note 2. Securities

     The amortized cost and fair value of securities at March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	25,906,973	4,087	420,757	25,490,303
Mortgage-backed securities	134,838,692	55,446	2,850,607	132,043,531
State and municipal securities	15,085,023	18,005	210,328	14,892,700
Corporate notes	2,311,283	—	91,033	2,220,250

	$178,141,971	$77,538	$3,572,725	$174,646,784

Securities held-to-maturity:
U.S. government agency securities	$17,746,618	$—	$548,643	$17,197,975
State and municipal securities	9,829,839	—	304,209	9,525,630

	$27,576,457	$—	$852,852	$26,723,605

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,164,683	129,219	19,727	27,274,175
Mortgage-backed securities	138,851,236	348,187	672,189	138,527,234
State and municipal securities	12,486,440	71,726	55,481	12,502,685
Corporate notes	2,314,831	—	45,105	2,269,726

	$180,817,190	$549,132	$792,502	$180,573,820

Securities held-to-maturity:
U.S. government agency securities	$17,746,555	$600	$298,605	$17,448,550
State and municipal securities	9,849,604	—	163,241	9,686,363

	$27,596,159	$600	$461,846	$27,134,913

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At March 31, 2005, the unamortized amount approximated $270,000.

     Pinnacle Financial realized approximately $114,000 in net gains from the sale of $6,792,000 of available-for-sale securities during the three months ended March 31, 2005 and $248,000 in net gains on the sale of $21,877,000 of available-for-sale securities during the three months ended March 31, 2004. Gross realized gains amounted to $114,000 on the sale of $6.8 million of available-for-sale securities during the three months ended March 31, 2005. Gross realized gains amounted to $312,000 on the sale of $10.9 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $11.0 million of available-for-sale securities during the three months ended March 31, 2004.

     At March 31, 2005, approximately $148,004,000 of Pinnacle Financial’s securities portfolio was pledged to secure public fund deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase.

     At March 31, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		March 31, 2005 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$41,516,118	$969,400	$—	$—	$41,516,118	$969,400
Mortgage-backed securities	109,258,581	2,338,024	14,254,851	512,584	123,513,432	2,850,608
State and municipal securities	16,187,448	467,610	1,058,491	46,927	17,245,939	514,537
Corporate notes	1,753,451	68,505	466,800	22,527	2,220,251	91,032

Total temporarily-impaired securities	$168,715,597	$3,843,539	$15,780,142	$582,038	$184,495,740	$4,425,577

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2005, Pinnacle Financial had several issuances that had been in an unrealized loss position for more than twelve months. At March 31, 2005, the amortized cost of these securities was approximately $16,362,000 compared to a fair value of $15,780,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Loans and Allowance for Loan Losses

     The composition of loans at March 31, 2005 and December 31, 2004 is summarized as follows:

	2005	2004
Commercial real estate – Mortgage	$122,639,178	$117,122,607
Commercial real estate – Construction	24,455,961	8,427,763
Commercial – Other	200,053,947	189,456,385

Total Commercial	347,149,086	315,006,755

Consumer real estate – Mortgage	145,675,571	126,907,581
Consumer real estate – Construction	8,380,235	14,990,739
Consumer – Other	15,528,410	15,457,144

Total Consumer	169,584,216	157,355,464

Total Loans	516,733,302	472,362,219
Allowance for loan losses	(6,197,895)	(5,650,014)

Loans, net	$510,535,407	$466,712,205

     Using standard industry codes, Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $48.3 million and $43.1 million, while credit exposure to operators of nonresidential buildings approximated $33.1 million and $27.5 million at March 31, 2005 and December 31, 2004, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional allowance allocations are warranted.

     Changes in the allowance for loan losses for the three months ended March 31, 2005 and for the year ended December 31, 2004 are as follows:

	2005	2004
Balance at beginning of period	$5,650,014	$3,718,598
Charged-off loans	(67,777)	(1,032,378)
Recovery of previously charged-off loans	14,408	15,371
Provision for loan losses	601,250	2,948,423

Balance at end of period	$6,197,895	$5,650,014

     At March 31, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $5,942,000 to certain directors, executive officers, and their related entities of which $3,883,000 had been drawn upon. At December 31, 2004, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $6,565,000 to certain directors, executive officers, and their related entities, of which $4,437,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

     At March 31, 2005 and 2004, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $561,000 and $86,000 at March 31, 2005 and 2004, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $15,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Income Taxes

     Income tax expense for the three months ended March 31, 2005 and 2004 consists of the following:

	2005	2004
Current tax expense:
Federal	$989,854	$750,857
State	60,535	109,773

Total current tax expense	1,050,389	860,630

Deferred tax expense:
Federal	(275,561)	(265,626)
State	(55,933)	(55,012)

Total deferred tax expense	(331,494)	(320,638)

Total income tax expense	$718,895	$539,992

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2005 and 2004 to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
Income taxes at statutory rate	$849,540	$547,744
State tax expense, net of federal tax effect	107,192	69,112
Federal tax credits	(75,000)	—
Tax-exempt municipal securities	(53,349)	(18,284)
Other items	(109,488)	(58,580)

Income tax expense	$718,895	$539,992

     The effective tax rate for Pinnacle Financial is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next seven years. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the years ended December 31, 2005 and 2004 is $300,000 in each year. Pinnacle Financial believes that it and its subsidiary will continue to comply with the various regulatory provisions of the New Markets Tax Credit program such that it will be able to claim the credit in its Federal income tax return in 2005 and 2004. Also, during 2004, Pinnacle National formed a real estate investment trust which provides Pinnacle Financial with an alternative vehicle for raising capital. Additionally, the ownership structure of this real estate investment trust provides certain income tax benefits to Pinnacle National and Pinnacle Financial.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at March 31, 2005 and December 31, 2004 are as follows:

	2005	2004
Deferred tax assets:
Loan loss allowance	$2,374,212	$2,162,332
Securities	1,225,620	—
Other assets	151,599	136,790

	3,751,431	2,299,122
Deferred tax liabilities:
Depreciation and amortization	—	62,390
Other accruals	132,968	175,384
Securities	—	15,240

	132,968	253,014

Net deferred tax assets	$3,618,463	$2,046,108

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

     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at March 31, 2005 is as follows:

Commitments to extend credit	$209,544,000
Standby letters of credit	51,430,000

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     At March 31, 2005, the fair value of Pinnacle Financial’s standby letters of credit was $240,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, claims outstanding at December 31, 2004 have no material effect on Pinnacle Financial’s consolidated financial statements.

Note 6. Stock Option Plans and Restricted Shares

     Pinnacle Financial has two stock option plans under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. To date, options under the plans vest in 20% increments each year over a five year period beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.

     A summary of the plan changes during the three months ended March 31, 2005 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2004	1,068,350	$7.03
Granted	145,182	23.85
Exercised	(2,139)	5.23
Forfeited	—	—

Outstanding at March 31, 2005	1,211,393	$9.04

     The following table summarizes information about Pinnacle Financial’s stock option plan at March 31, 2005:

	Number of	Remaining	Weighted-
	Remaining	Weighted-Average	Average	Number of
Grant date	Shares	Contractual	Exercise	Shares
by year	Outstanding	Life in Years	Price	Exercisable
2000	358,840	5.7	$5.00	287,072
2001	94,220	5.9	3.82	74,956
2002	244,345	6.9	5.01	144,687
2003	181,100	8.1	7.55	53,300
2004	187,706	9.0	14.65	20,723
2005	145,182	9.8	23.85	—

	1,211,393	7.3	$9.04	580,738

     Additionally, Pinnacle Financial’s 2004 equity incentive plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights. During 2004, Pinnacle Financial awarded 3,846 shares of restricted common stock to certain executives of Pinnacle Financial. The forfeiture restrictions on the restricted shares lapse in three separate tranches should Pinnacle Financial achieve certain earnings and soundness targets for the 2004, 2005 and 2006 fiscal years or earnings and soundness targets for the three year period ended December 31, 2006. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. As a result, at each financial reporting date, the restricted shares are marked to fair value and compensation expense is measured based on the anticipated number of shares that will ultimately vest and the timing of the vesting period. Earnings and soundness targets for the 2004 fiscal year were achieved and the restrictions related to 1,282 shares were released. For the three month period ended March 31, 2005, Pinnacle Financial recognized approximately $8,000 in compensation costs attributable to these awards.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Regulatory Matters

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

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2005 and December 31, 2004, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2005
Total capital to risk weighted assets:
Pinnacle Financial	$76,165	11.5%	$53,031	8.0%	not applicable
Pinnacle National	$68,225	10.3%	$52,919	8.0%	$66,148	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$69,967	10.6%	$26,516	4.0%	not applicable
Pinnacle National	$62,027	9.4%	$26,459	4.0%	$39,689	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$69,967	9.2%	$30,275	4.0%	not applicable
Pinnacle National	$62,027	8.2%	$30,165	4.0%	$37,706	5.0%
At December 31, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

(*)	Average assets for the above calculations were averages for the most recent quarter.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Investments in Affiliated Companies

     Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. The Trust was formed on December 30, 2003. Summary financial information for the Trust follows (dollars in thousands):

Summary Balance Sheet

	At March 31,	At Dec. 31,
	2005	2004
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$10,310	$10,310

Liabilities	$—	$—
Stockholder’s equity – Trust preferred securities	10,000	10,000
Common stock (100% owned by Pinnacle Financial)	310	310

Total stockholder’s equity	10,310	10,310

Total liabilities and stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Three months ended
	March 31,
	2005	2004
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$135	102

Net Income	$135	102

Summary Statement of Stockholder’s Equity

	Trust			Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity
Beginning balances, December 31, 2004	$10,000	$310	$—	$10,310
Retained earnings:
Net income	—	—	135	135
Dividends:
Trust preferred securities	—	—	(131)	(131)
Common paid to Pinnacle Financial	—	—	(4)	(4)

Total retained earnings	—	—	—	—

Ending balances, March 31, 2005	$10,000	$310	$—	$10,310

Note 9. Subsequent Events

     On April 19, 2005, the shareholders of Pinnacle Financial approved an increase in the number of authorized shares of capital stock from 30,000,000 shares to 50,000,000 shares. With the increase, the number of authorized shares of common stock was increased from 20,000,000 shares to 40,000,000 shares and the number of authorized shares of preferred stock remained at 10,000,000 shares.

     On April 19, 2005, the shareholders also approved an amendment to the 2004 Equity Incentive Plan which would set aside for issuance an additional 250,000 shares of Pinnacle Financial common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2005 and December 31, 2004 and our results of operations for the three months ended March 31, 2005 and 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Pinnacle Financial’s rapid growth from its inception through the first quarter of 2005 continues to have a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the three months ended March 31, 2005 of $0.19 per diluted share as compared to $0.13 per diluted share for the three months ended March 31, 2004. At March 31, 2005, loans totaled $517 million, as compared to $472 million at December 31, 2004, while total deposits were $619 million at March 31, 2005 compared to $571 million at December 31, 2004.

Results of Operations. Pinnacle Financial’s net interest income increased to $6.5 million in the first quarter of 2005 from $4.2 million in 2004. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.78% for the three months ended March 31, 2005 compared to 3.49% for the same period in 2004.

The increase in loan volumes for the three months ended March 31, 2005 was the primary cause for the $247,000 increase in Pinnacle Financial’s provision for loan losses when compared to the same period in 2004. As Pinnacle Financial’s loan portfolio continues to grow, Pinnacle Financial expects that the growth will be considered in establishing the allowance for loan losses.

Noninterest income for the first three months of 2005 compared to the same time period in 2004 increased by $47,000, or 4.2%. The increase between 2005 and 2004 was due to Pinnacle Financial’s increased revenues from its mortgage origination unit, increases in investment services revenues between the periods, and increases in deposit service charges partially offset by decreases in gains on the sales of loans and securities available-for-sale.

Pinnacle Financial’s growth for the first three months of 2005 when compared to the same time period in 2004 resulted in an increase of approximately $1.3 million in noninterest expense related to salaries and employee benefits, equipment and occupancy expenses and other operating expenses. As Pinnacle Financial increased its number of full-time equivalent employees from 95.0 at March 31, 2004 to 131.5 at March 31, 2005, Pinnacle Financial experienced an approximately $797,000 increase in compensation and employee benefit expense. Pinnacle Financial expects to add additional employees throughout 2005 which will cause Pinnacle Financial’s compensation and employee benefit expense to increase in future periods. Pinnacle Financial’s branch expansion efforts in 2004 and 2005 also resulted in increased noninterest expense for the first three months of 2005. The increased operational expenses for the branches opened in 2004 and the expected opening of two additional branches in 2005 will continue to result in increased noninterest expense in future periods. Although Pinnacle Financial’s expenses increased in 2005 when compared to 2004, Pinnacle Financial’s efficiency ratio, the ratio of noninterest expense to the sum of net interest income and noninterest income, decreased from 62.8% for the three months ended March 31, 2004 to 59.6% for the three months ended March 31, 2005.

We continue to believe that a rising short-term interest rate environment is more likely than a falling rate environment over the next few quarters. We believe this should result in increased net interest income for us, in contrast to a falling or stagnant rate environment, primarily due to approximately 55.5% of our loan volumes are floating rate loans that reprice with adjustments to our prime lending rate or other similarly published overnite interest rate indices. We believe we will continue to grow our balance sheet with continued emphasis on floating rate lending. However, due to increased competition for deposits in Nashville, we do not believe we will experience any additional margin expansion for the remainder of 2005 with some likelihood that modest contraction could occur to meet the competitive pressures to maintain and acquire additional deposit volumes.

Conversely, a falling rate environment could serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income could decrease at a more rapid pace.

Financial Condition. The $44 million increase in loans during the first three months of 2005 contributed to the increase in Pinnacle Financial’s net income for the three months ended March 31, 2005 when compared to an increase of $26 million for the similar period in 2004. As Pinnacle Financial seeks to increase its loan portfolio it must also continue to monitor the risks inherent in its lending operations. If Pinnacle Financial’s allowance for loan losses is not sufficient to cover loan losses in Pinnacle Financial’s loan portfolio, increases to the allowance for loan losses would be required which would decrease Pinnacle Financial’s earnings.

Pinnacle Financial has successfully grown its total deposits to $619 million at March 31, 2005 compared to $571 million at December 31, 2004, an increase of 8.4%.

We continue to believe there is broad acceptance of our business model within the Nashville area and in our target markets of small businesses and affluent clients. As a result, and due to our sales pipelines remaining strong at the current time, we believe we will continue to increase our loan and deposit balances for the remainder of 2005 at volumes comparable to prior periods.

Capital and Liquidity. At March 31, 2005, Pinnacle Financial’s capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements and all requirements Pinnacle Financial has committed to regulators to maintain. Additionally, at March 31, 2005, Pinnacle National would be considered to be “well-capitalized” pursuant to banking regulations.

Over the past few years, we have been successful in procuring additional capital from the capital markets (via public and private offerings). The additional capital was required to support our growth. We currently believe, with anticipated earnings in future periods and future balance sheet projections, we will be able to maintain acceptable capital levels without having to obtain additional common equity. However, our current planning assumption is that should we determine that Pinnacle Financial require supplemental capital to support continued rapid growth, we would, in all likelihood, seek approval from regulatory authorities to issue additional trust preferred securities. However, circumstances unknown to us at this time, including expansion to other geographic markets, could require us to seek additional capital through the issuance of Pinnacle Financial common stock.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position and results of operations.

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

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we consider such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

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

Results of Operations

Our results were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. Our net income for the three months ended March 31, 2005 and 2004 was $1,780,000 and $1,071,000, respectively, as follows:

	Three Months
	Ended March 31,		Percent
	2005	2004	Increase
Interest income	$9,270	$5,666	63.6%
Interest expense	2,767	1,514	82.7

Net interest income	6,503	4,152	56.6
Provision for loan losses	601	354	69.8

Net interest income after provision for loan losses	5,902	3,798	55.4
Noninterest income	1,178	1,131	4.2
Noninterest expense	4,581	3,318	38.1

Net income before taxes	2,499	1,611	55.1
Income tax expense	719	540	33.1

Net income	$1,780	$1,071	66.2%

     Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended March 31, 2005, we recorded net interest income of $6,503,000, which resulted in a net interest margin of 3.78% for the period. For the three months ended March 31, 2004, we recorded net interest income of $4,152,000, which resulted in a net interest margin of 3.49% for the period.

     The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$488,313	$6,954	5.78%	$306,549	$3,947	5.14%
Securities:
Taxable	184,926	2,022	4.43	140,007	1,551	4.44
Tax-exempt	23,327	201	4.50	9,795	86	4.52
Federal funds sold	8,848	46	2.10	22,024	49	0.91
Other	3,276	47	6.50	2,401	33	6.15

Total interest-earning assets	708,690	9,270	5.34	480,776	5,666	4.73

Non-earning assets	48,194			27,664

Total assets	$756,884			$508,440

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$57,738	72	0.51%	$32,859	42	0.51%
Savings and money market	222,079	698	1.27	146,731	286	0.78
Certificates of deposit	216,612	1,383	2.59	161,559	843	2.09

Total interest-bearing deposits	496,429	2,153	1.76	341,149	1,171	1.38
Securities sold under agreements to repurchase	38,149	150	1.60	14,868	9	0.25
Federal funds purchased	614	5	2.76	—	—	—
Federal Home Loan Bank advances	50,233	323	2.61	42,379	231	2.19
Subordinated debt	10,310	136	5.32	10,310	103	3.98

Total interest-bearing liabilities	595,735	2,767	1.88	408,706	1,514	1.49
Non-interest bearing demand deposits	100,929	—	—	61,454	—	—

Total deposits and interest-bearing liabilities	696,664	2,767	1.61	470,160	1,514	1.29

Other liabilities	1,800			2,575
Stockholders’ equity	58,420			35,705

Total liabilities and stockholders’ equity	$756,884			$508,440

Net interest income		$6,503			$4,152

Net interest spread (2)			3.46%			3.25%
Net interest margin (3)			3.78%			3.49%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

As noted above, the net interest margin for the first quarter of 2005 was 3.78% compared to a net interest margin of 3.49% for the same period in 2004, an increase of 0.29%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•	Our loan yields increased from 5.14% for the three months ended March 31, 2004 to 5.78% for the three months ended March 31, 2005. Approximately 55.5% of our loans are floating rate loans at March 31, 2005 compared to 56.0% at December 31, 2004 and 52.4% at March 31, 2004. The interest rates charged these borrowers are tied, in substantially all cases, to our prime rate which is usually less than fixed rate loan yields. Our weighted average prime rate for the first three months of 2005 was 5.43% compared to 4.25% for the same period in 2004. The rates for 2005 were higher due primarily to periodic increases in the overnight Federal funds rate as determined by the Open Market Committee of the Board of Governors of the Federal Reserve. Pinnacle National uses the overnight Federal funds rate as the primary benchmark in setting its prime lending rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes in 2005, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter term investment portfolio than in 2004. For the three months ended March 31, 2005, average loan balances were 68.9% of total interest earning assets compared to 63.8% for the three months ended March 31, 2004. Loans generally have higher yields than do securities and other shorter term investments. This change in allocation contributed to the overall total interest earning asset yields of 5.34% for the first three months of 2005 being 0.61% higher than the 4.73% for the first three months of 2004.

•	During 2005, overall deposit rates were higher than those rates for the comparable period in 2004. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2005, and as was the case with our prime lending rate, short-term rates were higher than in 2004. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2005 compared to the same period in 2004.

•	During the first three months of 2005, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 60.1% of our total funding compared to 54.4% in 2004. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. As a result, the average rates on fundings for the first three months of 2005 were lower than they would have been otherwise due to this change in funding mix.

•	Similarly, the short- and long-term rate environment impacts rates paid on certificates of deposit and advances from the FHLB; however, these items are also impacted by our decisions to alter the mix of maturities of the underlying accounts within these items. Furthermore, the timing of the initial sale of the certificate of deposit or the funding of the FHLB advance also impacts the rates paid on these items. Our results were impacted by certificates of deposit and advances from the FHLB that had been acquired during periods of lower interest rates. Such items matured during the interim period between the three months ended March 31, 2005 and 2004, and were replaced by certificates of deposit and advances from the FHLB which had higher interest rates. These matters contributed to the increase in the rates paid on certificates of deposit and advances from the FHLB between the two periods.

•	Also impacting the net interest margin during the first three months of 2005 compared to 2004 was pricing of our subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on this indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2005, the short-term interest rate environment was higher than during the three months ended March 31, 2004, and, as a result, the pricing for this funding source was higher in 2005 than in 2004.

Rate and Volume Analysis. As noted above, net interest income increased by $2,351,000 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)
Interest-earning assets:
Loans	$2,489	$518	$3,007
Securities:
Taxable	523	(52)	471
Tax-exempt	124	(9)	115
Federal funds sold and securities purchased under agreements to resell	(165)	162	(3)
Other	12	2	14

	2,983	621	3,604

Interest-bearing liabilities:
Interest checking	$34	$(4)	$30
Savings and money market accounts	186	226	412
Certificates of deposit	320	220	540

Total interest-bearing deposits	540	442	982
Securities sold under agreements to repurchase	32	109	141
Federal funds purchased	4	1	5
Federal Home Loan Bank advances	46	46	92
Subordinated debt	25	8	33

	647	606	1,253

Increase in net interest income	$2,336	$15	$2,351

(1)	The above amounts are presented on a fully tax equivalent basis.

(2)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $601,000 and $354,000 for the three months ended March 31, 2005 and 2004, respectively.

Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The increase in the provision for loan losses for the three months ended March 31, 2005 when compared to the same period in 2004 was primarily due to the increase in loan volumes for the three months ended March 31, 2005 when compared to 2004 and a $23,000 increase in net charge-offs in 2005 compared to the same period in 2004. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gain on sales of investment securities may also vary widely from quarter to quarter and year to year.

The following is the makeup of our noninterest income for the three months ended March 31, 2005 and 2004 (dollars in thousands):

			% increase
	2005	2004	(decrease)
Noninterest income:
Service charges on deposit accounts	$262	$164	59.8%
Investment services	437	390	12.1
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	176	100	76.0
Other	(15)	120	(120.5)
Gains on sales of investment securities, net	114	248	(54.0)
Other noninterest income	204	109	87.2

Total noninterest income	$1,178	$1,131	4.2%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At March 31, 2005, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $400 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $351 million at March 31, 2004.

Service charge income for the first three months of 2005 increased over that of the first three months of 2004 due to an increase in the number of deposit accounts subject to service charges. Additionally, mortgage related fees also provided for a significant portion of the increase in noninterest income between 2005 and 2004 due to increased volumes of originations and increased number of mortgage originators. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Direct sales commissions paid to mortgage originators have been reclassified and offset against the fees from the origination of mortgage loans.

Another noninterest income item for the three months ended March 31, 2005 was related to our sale of certain loan participations to our correspondent banks that were primarily related to new lending transactions in excess of internal loan limits. At March 31, 2005 and pursuant to participation agreements with these correspondents, we had participated approximately $59 million of originated loans to these other banks compared to $55 million at March 31, 2004. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, we recorded a loss of $15,000 during the first quarter of 2005. This loss represents the unamortized asset associated with certain loans previously sold to correspondents which were prepaid by the borrower. As the loans were prepaid by the borrower, the unamortized asset associated with these loans has been reflected as a loss on sales of loans and loan participations sold in the accompanying statement of income. These loss amounts exceeded the net present value of future net revenues associated with new loans sold to correspondents. As a result a net loss has been reflected in the above amounts for the three months ended March 31, 2005. The $15,000 loss for the three months ended March 31, 2005 compares to $122,000 in net gains during the three months ended March 31, 2004. At March 31, 2005, the remaining unamortized asset associated with the cumulative gains approximated $433,000. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the three months ended March 31, 2005, were net gains of approximately $114,000 realized from the sale of approximately $6.8 million of available-for-sale securities. This compares to $248,000 in gains on the sale of approximately $21.9 million of investment securities for the same period in the prior year.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three months ended March 31, 2005 and 2004 (dollars in thousands):

			% Increase
	2005	2004	(decrease)
Noninterest expense:
Compensation and employee benefits:
Salaries	$1,847	$1,393	32.6%
Commissions	170	135	25.9
Other, primarily incentives	556	354	57.1
Employee benefits	398	291	36.8

Total compensation and employee benefits	2,971	2,173	36.7
Equipment and occupancy	784	506	54.9
Marketing and other business development	113	149	(24.6)
Postage and supplies	136	99	40.4
Other noninterest expense:
Accounting and auditing	90	44	104.5
Consultants, including loan review	31	36	(13.9)
Legal, including borrower related charges	26	37	(29.7)
OCC exam fees	42	30	40.0
Directors’ fees	65	31	109.7
Insurance, including FDIC	80	45	77.8
Other	243	168	44.6

Total other noninterest expense	577	391	47.6

Total noninterest expense	$4,581	$3,318	38.1%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses during 2005 when compared to 2004 for such items as additional personnel, the opening of additional branches, legal and audit expenses and other expenses which tend to increase in relation to our growth.

At March 31, 2005, we employed 131.5 full time equivalent employees compared to 95.0 at March 31, 2004. We intend to continue to add employees to our work force during 2005, which will cause our salary costs to increase in future periods.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Included in the salary and employee benefits amounts for the three months ended March 31, 2005 and 2004, are $507,000 and $290,000 in costs related to these variable pay awards. The awards will fluctuate from quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. For 2004, the actual award paid equaled approximately 80% of the targeted award. The incentive plan for 2005 is structured similarly to prior year plans. Because of the relative experience of our associates, our compensation costs are and we expect will continue to be higher on a per associate basis than other financial institutions; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.

Also, during 2004 we opened a new branch office in the West End area of Nashville and in January of 2005 opened an office in Franklin, Tennessee. Our occupancy and equipment expenses in 2005 increased over that of 2004 due to the branches only being open for part of in 2004.

Marketing and other business development expenses are lower in 2005 compared to 2004 due to decreased customer entertainment and community relations expenses. Other noninterest expenses are significantly higher in 2005 over the same periods in 2004. For the three month period ended March 31, 2005 compared to the same period in 2004, other noninterest expenses were $185,000 higher. Most of these increases are attributable to increased audit and accounting fees, and insurance expenses. Of particular note is that audit and accounting fees are higher in 2005 due to increased expenses associated with Sarbanes Oxley Section 404 compliance and other matters.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.6% in the first quarter of 2005 compared to 62.8% in the first quarter of 2004. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio will fluctuate due to many factors. Concerning expenses, each period’s efficiency ratio will be impacted by the number of new associates added and any new offices.

Income Taxes. The effective income tax expense rate for the first three months of 2005 was approximately 28.8% compared to an effective income tax expense rate for 2004 of approximately 33.5%. The reduction in the effective tax rate between 2005 and 2004 was 4.7% and was primarily due to Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next six years. The credit that is available for the year ended December 31, 2005 is $300,000 of which $75,000 has been recognized in the first quarter of 2005 and none was recognized during the three months ended March 31, 2004. Pinnacle Financial believes that it and its subsidiary will be able to comply with the various regulatory provisions of the New Markets Tax Credit program during 2005 and future periods such that it will be able to continue to claim the credit in its 2005 Federal income tax return. Also, during the fourth quarter of 2004, we formed a real estate investment trust which provides us with an alternative vehicle for raising capital should we so desire. Additionally, the ownership structure of this real estate investment trust provides certain income tax benefits to us.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	March	December	September	June	March	December
	2005	2004	2004	2004	2004	2003
Balance sheet data, at quarter end:
Total assets	$787,436	727,139	685,408	586,313	541,052	498,421
Total loans	516,733	472,362	434,909	355,267	323,416	297,004
Allowance for loan losses	(6,198)	(5,650)	(5,434)	(4,466)	(4,042)	(3,719)
Securities	202,223	208,170	191,323	165,528	162,315	139,944
Total deposits	619,021	570,727	541,859	467,321	437,601	390,569
Securities sold under agreements to repurchase	46,388	31,928	22,958	23,772	14,699	15,050
Advances from FHLB	51,500	53,500	51,500	47,500	40,500	44,500
Subordinated debt	10,310	10,310	10,310	10,310	10,310	10,310
Total stockholders’ equity	57,657	57,880	56,668	35,125	36,266	34,336
Balance sheet data, quarterly averages:
Total assets	$756,884	707,131	618,694	555,437	508,440	454,700
Total loans	488,313	448,611	392,220	343,974	306,549	283,387
Securities	208,253	203,728	183,721	169,192	149,802	137,243
Total earning assets	708,690	670,839	589,554	527,070	480,776	432,691
Total deposits	597,358	562,936	485,300	439,964	402,603	356,030
Securities sold under agreements to repurchase	38,149	23,520	25,953	17,523	14,868	16,013
Advances from FHLB	50,233	48,022	49,000	45,736	42,379	43,630
Subordinated debt	10,310	10,310	10,310	10,310	10,310	655
Total stockholders’ equity	58,420	57,721	43,868	35,542	35,705	33,935
Statement of operations data, for the three months ended:
Interest income	$9,270	8,574	7,214	6,225	5,666	5,244
Interest expense	2,767	2,296	1,915	1,689	1,514	1,351

Net interest income	6,503	6,278	5,299	4,536	4,152	3,893
Provision for loan losses	601	1,134	1,012	449	354	204

Net interest income after provision for loan losses	5,902	5,144	4,287	4,087	3,798	3,689
Noninterest income	1,178	1,246	1,534	1,067	1,131	852
Noninterest expense	4,581	4,127	3,860	3,499	3,318	3,196

Income before taxes	2,499	2,263	1,961	1,655	1,611	1,345
Income tax expense	719	574	570	487	540	487

Net income	$1,780	1,689	1,391	1,168	1,071	858

Per share data:
Earnings – basic	$0.21	0.20	0.18	0.16	0.15	0.12
Earnings – diluted	$0.19	0.18	0.16	0.14	0.13	0.11
Book value at quarter end(1)	$6.87	6.90	6.75	4.74	4.91	4.65
Weighted avg. shares – basic	8,389,256	8,389,232	7,832,512	7,397,920	7,384,106	7,384,106
Weighted avg. shares – diluted	9,437,183	9,448,696	8,857,015	8,279,114	8,213,730	8,114,888
Common shares outstanding	8,391,371	8,389,232	8,389,232	7,404,586	7,384,106	7,384,106

(1)	Book value per share computed by dividing total stockholders’ equity by common shares outstanding

Financial Condition

Our consolidated balance sheet at March 31, 2005 reflects significant growth since December 31, 2004. Total assets grew to $787 million as of March 31, 2005 up 33% on an annualized basis from the $727 million reported at December 31, 2004. Loans as of March 31, 2005 were $517 million compared to $472 million at December 31, 2004. Total deposits increased to $619 million at March 31, 2005, compared to $571 million at December 31, 2004.

Net loan growth for the quarter ended March 31, 2005 was $44.4 million compared to $26.4 million during the first quarter of 2004. Total deposit growth for the quarter ended March 31, 2005, was $48.3 million compared to $47.0 million during the first quarter of 2004.

Loans. The composition of loans at March 31, 2005 and December 31, 2004 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2005		2004
	Amount	%	Amount	%
Commercial real estate – Mortgage	$122,639	23.7%	$117,123	24.8%
Commercial real estate – Construction	24,456	4.8	8,428	1.8
Commercial – Other	200,054	38.7	189,456	40.1

Total commercial	347,149	67.2	315,007	66.7

Consumer real estate – Mortgage	145,676	28.2	126,907	26.9
Consumer real estate – Construction	8,380	1.6	14,991	3.2
Consumer – Other	15,528	3.0	15,457	3.3

Total consumer	169,584	32.8	157,355	33.3

Total loans	$516,733	100.0%	$472,362	100.0%

The following table classifies our fixed and variable rate loans at March 31, 2005 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years along with percentage comparisons to December 31, 2004. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2005			Percentages to total loans
	Fixed	Variable		at Mar. 31,	at Dec. 31,
	Rates	Rates	Total	2005	2004
Based on contractual maturities:
Due within one year	$9,432	$160,004	$169,436	32.8%	31.4%
Due in one year through five years	106,381	93,665	200,046	38.7	40.8
Due after five years	32,358	114,893	147,251	28.5	27.8

	$148,171	$368,562	$516,733	100.0%	100.0%

Based on contractual repricing dates:
Floating rate	$—	$286,580	$286,580	55.5%	56.0%
Reprice within one year	9,432	37,229	46,661	9.0	9.1
Reprice in one year through five years	106,381	40,481	146,862	28.4	28.8
Reprice after five years	32,358	4,272	36,630	7.1	6.1

	$148,171	$368,562	$516,733	100.0%	100.0%

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2005, we had two loans for $561,000 on nonaccruing status which were the same two loans at December 31, 2004. An estimate of the loss related to these nonaccrual loans has been incorporated into our ALL methodology.

There were approximately $47,000 in other loans at March 31, 2005 which were 90 days past due and still accruing interest. At March 31, 2005 and December 31, 2004, no loans were deemed to be a restructured loan. Additionally, during the three months ended March 31, 2005, we foreclosed on a single piece of property collateralizing one consumer loan. The foreclosed property was placed in Pinnacle National’s Other Real Estate Owned. We had no repossessed real estate properties classified as Other Real Estate Owned at December 31, 2004. The following table is a summary of our nonperforming assets at March 31, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Nonaccrual loans(1)	$561	$561
Restructured loans	—	—
Other real estate owned	35	—

Total nonperforming assets	596	561
Accruing loans past due 90 days or more	47	146

Total nonperforming assets and accruing loans past due 90 days or more	$643	$707

Total loans outstanding	$516,733	$472,362

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.12%	0.15%

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	10.4%	12.5%

(1)	Interest income that would have been recorded during the first three months of 2005 related to nonaccrual loans was $15,000 compared to $41,000 for the year ended December 31, 2004, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to $402,000 at March 31, 2005 or 0.08% of total loans compared to $24,000 or 0.01% at December 31, 2004. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of March 31, 2005 and December 31, 2004, our allowance for loan losses was $6,198,000 and $5,650,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 67.2% of our loan portfolio at March 31, 2005 and 66.7% at December 31, 2004 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines and letters of credit to borrowers in the trucking industry and to operators of nonresidential buildings at March 31, 2005 and December 31, 2004. Credit exposure to the trucking industry approximated $48.3 million at March 31, 2005 and $43.1 million at December 31, 2004. Credit exposure to operators of nonresidential buildings approximated $33.1 million at March 31, 2005 and $27.5 million at December 31, 2004. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At March 31, 2005 and December 31, 2004, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of March 31, 2005 and December 31, 2004 and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2005		2004
	Amount	%	Amount	%
Commercial real estate – Mortgage	$1,224	23.7%	$1,205	24.8%
Commercial real estate – Construction	245	4.8	188	1.8
Commercial – Other	1,769	38.7	1,711	40.1

Total commercial	3,238	67.2	3,104	66.7

Consumer real estate – Mortgage	1,042	28.2	869	26.9
Consumer real estate – Construction	41	1.6	39	3.2
Consumer – Other	470	3.0	396	3.3

Total consumer	1,553	32.8	1,304	33.3

Unallocated	1,407	NA	1,242	NA

Total loans	$6,198	100.0%	$5,650	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2005 and the year ended December 31, 2004 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2005	2004
Balance at beginning of period	$5,650	$3,719
Provision for loan losses	601	2,948
Charged-off loans:
Commercial real estate – Mortgage	—	—
Commercial real estate – Construction	—	—
Commercial – Other	—	—
Consumer real estate – Mortgage	(38)	(884)
Consumer real estate – Construction	—	—
Consumer – Other	(30)	(148)

Total charged-off loans	(68)	(1,032)

Recoveries of previously charged-off loans:
Commercial real estate – Mortgage	—	—
Commercial real estate – Construction	—	2
Commercial – Other	2	—
Consumer real estate – Mortgage	—	—
Consumer real estate – Construction	—	—
Consumer – Other	11	13

Recoveries of previously charged-off loans	13	15

Balance at end of period	$6,198	$5,650

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.20%	1.20%

Ratio of net charge-offs to average loans outstanding for the period(1)	0.04%	0.27%

(1)	The ratio of net charge-off’s to average loans outstanding for the three months ended March 31, 2005 was computed by annualizing the net charge-off amount to a twelve-month period.

During the first three months of 2005, we charged-off $68,000 related to several consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs, and we will consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Investments. The following table summarizes the amortized cost and fair value of our securities at March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	25,907	4	421	25,490
Mortgage-backed securities	134,839	56	2,851	132,044
State and municipal securities	15,086	18	211	14,893
Corporate notes	2,312	—	90	2,220

	$178,142	$78	$3,573	$174,647

Securities held-to-maturity:
U.S. government agency securities	$17,746	$—	$548	$17,198
State and municipal securities	9,831	—	305	9,526

	$27,577	$—	$853	$26,724

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,165	129	(20)	27,274
Mortgage-backed securities	138,851	348	(672)	138,527
State and municipal securities	12,486	72	(55)	12,503
Corporate notes	2,315	—	(45)	2,270

	$180,817	$549	$(792)	$180,574

Securities held-to-maturity:
U.S. government agency securities	$17,746	$1	$(299)	$17,448
State and municipal securities	9,850	—	(163)	9,687

	$27,596	$1	$(462)	$27,135

On March 31, 2004, Pinnacle National transferred $27.7 million of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. These securities were selected for the held-to-maturity classification because we have the ability and intent to hold such securities until their maturity. The unrealized gain on such securities as of the date of transfer was $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and will be amortized over the remaining lives of the respective held-to-maturity securities. As of March 31, 2005, the remaining unamortized unrealized gain of the respective held-to-maturity securities was $270,000.

We realized approximately $114,000 in net gains from the sale of $6,792,000 of available-for-sale securities during the three months ended March 31, 2005 and $248,000 in net gains on the sale of $21,877,000 of available-for-sale securities during the three months ended March 31, 2004. Gross realized gains amounted to $114,000 on the sale of $6.7 million of available-for-sale securities during the three months ended March 31, 2005. Gross realized gains amounted to $312,000 on the sale of $10.9 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $11.0 million of available-for-sale securities during the three months ended March 31, 2004.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of March 31, 2005 and December 31, 2004 (dollars in thousands):

			U.S. government		State and
	U.S. Treasury		agency		municipal		Corporate
	securities		securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2005:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	2,922	3.5%	2,112	4.5%	2,220	3.4%	7,254	3.8%
Due in five years to ten years	—	—	22,569	4.7%	10,396	5.2%	—	—	32,964	4.8%
Due after ten years	—	—	—	—%	2,385	5.5%	—	—	2,385	5.5%

	$—	—%	$25,490	4.5%	$14,893	5.1%	$2,220	3.4%	$42,603	4.5%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$189	4.1%	$—	—%	$189	4.1%
Due in one year to five years	—	—	15,750	4.2%	3,059	4.9%	—	—	18,801	4.3%
Due in five years to ten years	—	—	1,996	4.8%	6,581	5.0%	—	—	8,317	5.0%
Due after ten years	—	—	—	—%	—	—%	—	—	—	—%

	$—	—%	$17,746	4.3%	$9,830	5.0%	$—	—%	$27,596	4.5%

December 31, 2004:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	2,982	3.5%	—	—	2,270	3.4%	5,252	3.5%
Due in five years to ten years	—	—	23,001	4.7%	7,408	5.0%	—	—	30,410	4.7%
Due after ten years	—	—	1,291	5.5%	5,094	5.4%	—	—	6,385	5.4%

	$—	—%	$27,274	4.6%	$12,503	5.2%	$2,270	3.4%	$42,047	4.5%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	3,250	4.1%	844	4.3%	—	—	4,094	4.2%
Due in five years to ten years	—	—	14,546	4.3%	7,953	5.0%	—	—	22,450	4.6%
Due after ten years	—	—	—	—%	1,053	5.3%	—	—	1,052	5.3%

	$—	—%	$17,746	4.3%	$9,850	5.0%	$—	—%	$27,596	4.5%

(1)	We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

At March 31, 2005, the fair value of our mortgage-backed securities portfolio approximated $132.0 million compared to $138.5 million at December 31, 2004. All of these securities were included in our securities available-for-sale portfolio. A statistical comparison of our mortgage-backed portfolio at March 31, 2005 and December 31, 2004 follows:

	March 31, 2005	December 31, 2004
Weighted average life	4.62 years	5.01 years
Weighted average coupon	5.21%	5.18%
Tax equivalent yield	4.35%	4.46%
Modified duration (*)	3.21%	3.63%

(*) Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.

At March 31, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (dollars in thousands):

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		March 31, 2005 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$41,516	$969	$—	$—	$41,516	$969
Mortgage-backed securities	109,259	2,338	14,254	513	123,513	2,851
State and municipal securities	16,188	468	1,059	47	17,247	515
Corporate notes	1,753	69	467	22	2,220	91

Total temporarily-impaired securities	$168,716	$3,844	$15,780	$582	$184,496	$4,426

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2005, we had several issuances that had been in an unrealized loss position for more than twelve months. At March 31, 2005, the amortized cost of these securities was approximately $16,362,000 compared to a fair value of $15,780,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

Deposits and Other Borrowings. We had approximately $619 million of deposits at March 31, 2005 compared to $571 million at December 31, 2004. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $46.4 million at March 31, 2005 compared to $31.9 million at December 31, 2004. Additionally, at March 31 2005, we had borrowed $51.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $51.5 million at December 31, 2004.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
Core funding:
Noninterest-bearing demand deposits	$119,212	16.4%	$114,318	17.2%
Interest-bearing demand deposits	57,113	7.9	51,752	7.8
Savings and money market deposits	207,535	28.5	199,058	29.9
Time deposits less than $100,000	42,694	5.9	39,805	5.9

Total core funding	426,554	58.7	404,933	60.8

Non-core funding:
Time deposits greater than $100,000:
Public funds	70,687	9.7	61,377	9.2
Brokered deposits	53,278	7.3	43,431	6.5
Other time deposits greater than $100,000	68,502	9.4	60,986	9.2
Securities sold under agreements to repurchase	46,388	6.4	31,928	4.8
Federal Home Loan Bank advances	51,500	7.1	53,500	8.0
Subordinated debt	10,310	1.4	10,310	1.5

Total non-core funding	300,665	41.3	261,532	39.2

Total deposits and other funding	$727,219	100.0%	$666,465	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of March 31, 2005 and December 31, 2004 amounted to $192.5 million and $165.8 million, respectively. The following table shows our time deposits over $100,000 by category at March 31, 2005 and December 31, 2004, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	March 31, 2005	December 31, 2004
Three months or less	$50,138	$54,274
Over three but less than six months	60,187	35,824
Over six but less than twelve months	29,765	27,627
Over twelve months	52,377	48,069

Total time deposits greater than $100,000	$192,467	$165,794

Subordinated debt. In 2003, we established PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. Pinnacle Financial is the sole sponsor of the trust and owns $310,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 and using the proceeds from the issuance of the common and preferred securities to purchase $10,310,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trust are the Subordinated Debentures. Pinnacle Financial’s $310,000 investment in the Trust is included in other assets and the $10,310,000 obligation of Pinnacle Financial is included in subordinated debt.

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

Capital Resources. At March 31, 2005 and December 31, 2004, our stockholders’ equity amounted to $57.7 million and $57.9 million, respectively. The change in stockholders’ equity between December 31, 2004 and March 31, 2005 was attributable to our net income for the three months ended March 31, 2005 of $1.8 million and the net decrease in comprehensive income of $2.0 million attributable to the decrease in the unrealized fair value of our available-for-sale securities portfolio. Additionally, during the first three months of 2005, we received approximately $8,000 in proceeds from our associates through the exercise of incentive stock options granted to them previously.

Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At March 31, 2005 and December 31, 2004, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At March 31, 2005 and December 31, 2004, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at March 31, 2005 and December 31, 2004:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2005
Total capital to risk weighted assets:
Pinnacle Financial	$76,165	11.5%	$53,031	8.0%	not applicable
Pinnacle National	$68,235	10.3%	$52,919	8.0%	$66,148	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$69,967	10.6%	$26,516	4.0%	not applicable
Pinnacle National	$62,027	9.4%	$26,459	4.0%	$39,689	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$69,967	9.4%	$30,275	4.0%	not applicable
Pinnacle National	$62,027	8.2%	$30,165	4.0%	$37,706	5.0%
At December 31, 2004
Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.

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

Return on Assets and Stockholders’ Equity. The following table shows return on average assets (net income divided by average total assets), return on average equity (net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three month period ended March 31, 2005 compared to the year ended December 31, 2004.

	2005	2004
Return on average assets	0.96%	0.89%
Return on average equity	12.48%	12.31%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.72%	7.23%

(1)	The return on average assets and return on average equity for the three months ended March 31, 2005 was computed by annualizing the numerator to a twelve-month period.

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

Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities (i.e., “asset sensitive”). A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets (i.e., “liability sensitive). During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal. To assist us in managing our interest rate sensitivity, we have established a cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities of 75% to 125% in this time horizon.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2005 and December 31, 2004, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this practice. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2005, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $51.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
June 14, 2005	$12,000	2.94%
September 15, 2005	5,000	3.15
October 14, 2005	3,000	3.10
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
March 12, 2006	3,000	1.97
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
May 19, 2006	10,000	3.01
September 30, 2006	4,000	2.39
January 26, 2007	2,000	3.24

	$51,500

Weighted average interest rate		2.77%

At March 31, 2005, brokered certificates of deposit approximated $53.3 million which represented 7.3% of total fundings compared to $43.4 million and 6.5% at December 31, 2004. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At March 31, 2005, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson, Williamson and Sumner counties. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in Davidson, Williamson and Sumner counties.

The following table presents additional information about our contractual obligations as of March 31, 2005, which by their terms have contractual maturity and termination dates subsequent to March 31, 2005 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Contractual obligations:
Certificates of deposit	$171,804	$55,705	$7,652	$—	$235,161
Securities sold under agreements to repurchase	46,388	—	—	—	46,388
Federal Home Loan Bank advances	32,000	19,500	—	—	51,500
Subordinated debt	—	—	—	10,310	10,310
Minimum operating lease commitments	795	1,660	1,754	2,034	6,243

Totals	$250,987	$76,865	$9,406	$12,344	$349,602

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At March 31, 2005, we had outstanding standby letters of credit of $51.4 million and unfunded loan commitments outstanding of $209.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At March 31, 2005, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of March 31, 2005, which by their terms have contractual maturity dates subsequent to March 31, 2005 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Unfunded commitments:
Letters of credit	$43,082	$8,348	$—	$—	$51,430
Lines of credit	103,753	53,507	10,205	42,079	209,544

Totals	$146,835	$61,855	$10,205	$42,079	$260,974

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

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Adoption of SOP 03-03 did not have a material impact on the consolidated financial position or results of operations of Pinnacle Financial.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. On April 14, 2005, the Securities and Exchange Commission deferred implementation of SFAS No. 123R for registrants until the next fiscal year following June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 36 through 39 of Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) The Company did not repurchase any shares of the Company’s common stock during the quarter ended March 31, 2005

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Amended and Restated Charter of Pinnacle Financial Partners, Inc., as amended (Restated for SEC electronic filing purposes only)
10.1	2005 Annual Cash Incentive Plan*
10.2	Fourth amendment to Commerce Street Lease
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted and are subject to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
M. Terry Turner
May 6, 2005	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
May 6, 2005	Chief Financial Officer