Form 10-Q
period 2005-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2005-08-04
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Yes ☑ No ☐
As of August 2, 2005, there were 8,406,691 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2005
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and noninterest-bearing due from banks	$26,539,893	$15,243,796
Interest-bearing due from banks	856,279	379,047
Federal funds sold	31,759,292	11,122,944

Cash and cash equivalents	59,155,464	26,745,787

Securities available-for-sale, at fair value	200,570,147	180,573,820
Securities held-to-maturity (fair value of $26,962,307 and $27,134,913 at June 30, 2005 and December 31, 2004, respectively)	27,368,065	27,596,159
Mortgage loans held-for-sale	6,179,783	1,634,900

Loans	556,786,300	472,362,219
Less allowance for loan losses	(6,658,995)	(5,650,014)

Loans, net	550,127,305	466,712,205

Premises and equipment, net	12,658,540	11,130,671
Investments in unconsolidated subsidiaries and other entities	4,787,396	3,907,807
Accrued interest receivable	3,613,145	2,639,548
Other assets	7,615,947	6,198,553

Total assets	$872,075,792	$727,139,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$142,794,083	$114,318,024
Interest-bearing demand	55,451,332	51,751,320
Savings and money market accounts	222,589,579	199,058,240
Time	269,084,294	205,599,425

Total deposits	689,919,288	570,727,009
Securities sold under agreements to repurchase	57,676,971	31,927,860
Federal Home Loan Bank advances	49,500,000	53,500,000
Subordinated debt	10,310,000	10,310,000
Accrued interest payable	1,421,570	769,300
Other liabilities	1,747,159	2,025,106

Total liabilities	810,574,988	669,259,275

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 40,000,000 shares authorized; 8,405,891 issued and outstanding at June 30, 2005 and 8,389,232 issued and outstanding at December 31, 2004	8,405,891	8,389,232
Additional paid-in capital	44,484,410	44,376,307
Unearned compensation	(22,250)	(37,250)
Retained earnings	8,858,134	5,127,023
Accumulated other comprehensive (loss) income, net	(225,381)	24,863

Total stockholders’ equity	61,500,804	57,880,175

Total liabilities and stockholders’ equity	$872,075,792	$727,139,450

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$8,002,502	$4,505,938	$14,956,867	$8,452,510
Securities:
Taxable	2,134,735	1,555,145	4,156,518	3,106,004
Tax-exempt	238,914	99,010	440,338	184,985
Federal funds sold and other	167,664	65,364	256,970	148,081

Total interest income	10,543,815	6,225,457	19,810,692	11,891,580

Interest expense:
Deposits	2,877,229	1,328,050	5,031,190	2,499,238
Securities sold under agreements to repurchase	253,121	11,380	403,383	20,673
Federal funds purchased and other borrowings	618,274	350,212	1,080,812	683,562

Total interest expense	3,748,624	1,689,642	6,515,385	3,203,473

Net interest income	6,795,191	4,535,815	13,295,307	8,688,107
Provision for loan losses	482,690	448,474	1,083,940	802,322

Net interest income after provision for loan losses	6,312,501	4,087,341	12,211,367	7,885,785

Noninterest income:
Service charges on deposit accounts	241,436	231,208	503,136	395,053
Investment services	491,453	404,516	928,877	794,095
Gain on loans and loan participations sold	390,261	266,462	550,816	427,017
Gain on sale of investment securities, net	—	—	114,410	248,353
Other noninterest income	289,915	164,796	496,481	274,838

Total noninterest income	1,413,065	1,066,982	2,593,720	2,139,356

Noninterest expense:
Compensation and employee benefits	3,110,718	2,203,862	6,081,276	4,318,222
Equipment and occupancy	893,938	535,053	1,677,963	1,040,743
Marketing and other business development	179,715	155,791	292,883	304,949
Postage and supplies	158,396	124,125	293,934	223,264
Other noninterest expense	620,452	479,127	1,198,036	870,584

Total noninterest expense	4,963,219	3,497,958	9,544,092	6,757,762

Income before income taxes	2,762,347	1,656,365	5,260,995	3,267,379
Income tax expense	803,178	487,890	1,522,073	1,027,882

Net income	$1,959,169	$1,168,475	$3,738,922	$2,239,497

Per share information:
Basic net income per common share	$0.23	$0.16	$0.45	$0.30

Diluted net income per common share	$0.21	$0.14	$0.40	$0.27

Weighted average shares outstanding:
Basic	8,401,198	7,397,920	8,395,260	7,391,013
Diluted	9,434,260	8,279,114	9,435,754	8,246,422
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
For the six months ended June 30, 2005 and 2004

					Retained	Accumulated
			Additional		Earnings	Other	Total
	Common Stock		Paid-in	Unearned	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$—	$(189,155)	$150,536	$34,336,381
Exercise of employee incentive common stock options	20,480	20,480	80,196	—	—	—	100,676
Comprehensive income:
Net income	—	—	—	—	2,239,497	—	2,239,497
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $858,628	—	—	—	—	—	(1,551,457)	(1,551,457)

Total comprehensive income							688,040

Balances, June 30, 2004	7,404,586	$7,404,586	$27,071,090	$—	$2,050,342	$(1,400,921)	$35,125,097

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee incentive common stock options	16,659	16,659	108,103	—	—	—	124,762
Amortization of unearned compensation associated with restricted shares	—	—	—	15,000	—	—	15,000
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	—	—	—	—	(7,811)	—	(7,811)
Comprehensive income:
Net income	—	—	—	—	3,738,922	—	3,738,922
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $153,376	—	—	—	—	—	(250,244)	(250,244)

Total comprehensive income							3,488,678

Balances, June 30, 2005	8,405,891	$8,405,891	$44,484,410	$(22,250)	$8,858,134	$(225,381)	$61,500,804

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities:
Net income	$3,738,922	$2,239,497
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of securities	528,943	539,066
Depreciation and amortization	789,844	544,310
Provision for loan losses	1,083,940	802,322
Gain on sale of investment securities, net	(114,410)	(248,353)
Gains on loan participations sold	(136,694)	(238,078)
Deferred tax benefit	(505,845)	(433,932)
Mortgage loans held for sale:
Loans originated	(48,598,700)	(26,905,608)
Loans sold	44,053,817	24,634,390
Increase in other assets	(1,549,278)	(303,556)
Increase (decrease) in other liabilities	374,323	(1,370,642)

Net cash used in operating activities	(335,138)	(740,584)

Investing activities:
Activities in securities available-for-sale:
Purchases	(40,986,522)	(69,273,714)
Sales	6,791,867	21,876,953
Maturities, prepayments and calls	13,608,270	19,019,714

	(20,586,385)	(28,377,047)

Net increase in loans	(84,499,040)	(58,318,202)
Purchases of premises and equipment and software	(2,430,251)	(1,105,555)
Purchases of other assets	(797,850)	(709,950)

Net cash used in investing activities	(108,313,526)	(88,510,754)

Financing activities:
Net increase in deposits	119,192,279	76,752,040
Net increase in securities sold under agreements to repurchase	25,749,111	8,722,372
Advances from Federal Home Loan Bank:
Issuances	27,000,000	14,000,000
Payments	(31,000,000)	(11,000,000)
Dividends paid to preferred shareholders of PNFP Properties, Inc.	(7,811)	—
Exercise of common stock options	124,762	100,676

Net cash provided by financing activities	141,058,341	88,575,088

Net increase (decrease) in cash and cash equivalents	32,409,677	(676,250)
Cash and cash equivalents, beginning of period	26,745,787	47,184,050

Cash and cash equivalents, end of period	$59,155,464	$46,507,800

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
     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation, other than the accounts of PNFP Statutory Trust I and Collateral Plus, LLC which are included in these consolidated financial statements pursuant to the equity method of accounting.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission.
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
     Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the six months ended June 30, 2005 and 2004 as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended June 30,
	2005	2004
Cash Payments:
Interest	$5,863,115	$3,219,730
Income taxes	1,770,000	1,521,817
Noncash Transactions:
Transfers of available-for-sale securities to held-to-maturity	—	27,655,669
Loans charged-off to the allowance for loan losses	95,148	64,949
Loans foreclosed upon with repossessions transferred to other assets	34,750	—
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
     As of June 30, 2005 and 2004, there were common stock options outstanding to purchase up to 1,224,093 and 1,039,000 common shares, respectively. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and six months ended June 30, 2005 and 2004. Additionally, as of June 30, 2005, Pinnacle Financial had dilutive warrants outstanding to purchase 406,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and six months ended June 30, 2005 and 2004.
     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share calculation:
Numerator - Net income	$1,959,169	$1,168,475	$3,738,922	$2,239,497
Denominator - Average common shares outstanding	8,401,198	7,397,920	8,395,260	7,391,013
Basic net income per share	$0.23	$0.16	$0.45	$0.30

Diluted earnings per share calculation:
Numerator - Net income	$1,959,169	$1,168,475	$3,738,922	$2,239,497
Denominator - Average common shares outstanding	8,401,198	7,397,920	8,395,260	7,391,013
Dilutive shares contingently issuable	1,033,062	881,194	1,040,494	855,409

Average dilutive common shares outstanding	9,434,260	8,279,114	9,435,754	8,246,422
Diluted net income per share	$0.21	$0.14	$0.40	$0.27
     Stock-Based Compensation — Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the equity incentive plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income per share would have been adjusted to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended		Six months ended
		June 30,		June 30,
		2005	2004	2005	2004
Net income, as reported		$1,959,169	$1,168,475	$3,738,922	$2,239,497
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(120,156)	(73,305)	(231,228)	(139,925)

Pro forma net income		$1,839,013	$1,095,170	$3,507,694	$2,099,572

Per share information:
Basic net income	As reported	$0.23	$0.16	$0.45	$0.30
	Pro forma	$0.22	$0.15	$0.42	$0.28

Diluted net income	As reported	$0.21	$0.14	$0.40	$0.27
	Pro forma	$0.20	$0.13	$0.37	$0.25
     For purposes of these calculations, the fair value of options granted for the six months ended June 30, 2005 and 2004 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2005	2004
Risk free interest rate	2.37%	1.00%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	39.6%	28.5%
Weighted average fair value	$8.98	$3.56
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. On April 14, 2005, the Securities and Exchange Commission deferred implementation of SFAS No. 123R for registrants until the next fiscal year following June 15, 2005. Pinnacle Financial is currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Reclassifications - Certain prior period amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no impact on net income or loss during any period. In the statements of income for the three and six months ended June 30, 2005 and 2004, Pinnacle Financial has reclassified noninterest income previously reported as “Fees from the origination of mortgage loans” to “Gain on loans and loan participations sold”. Additionally, sales commission expenses associated with mortgage loan originations previously included in “Compensation and employee benefits” have been reclassified to offset mortgage origination fees included in noninterest income as “Gain on loans and loan participations sold”.
Note 2. Securities
     The amortized cost and fair value of securities at June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	25,911,286	77,229	42,219	25,946,296
Mortgage-backed securities	151,768,635	336,213	895,252	151,209,596
State and municipal securities	21,202,072	79,960	108,285	21,173,747
Corporate notes	2,307,694	—	67,186	2,240,508

	$201,189,687	$493,402	$1,112,942	$200,570,147

Securities held-to-maturity:
U.S. government agency securities	$17,746,634	$4,083	$171,875	$17,578,842
State and municipal securities	9,621,431	—	237,966	9,383,465

	$27,368,065	$4,083	$409,841	$26,962,307

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,164,683	129,219	19,727	27,274,175
Mortgage-backed securities	138,851,236	348,187	672,189	138,527,234
State and municipal securities	12,486,440	71,726	55,481	12,502,685
Corporate notes	2,314,831	—	45,105	2,269,726

	$180,817,190	$549,132	$792,502	$180,573,820

Securities held-to-maturity:
U.S. government agency securities	$17,746,555	$600	$298,605	$17,448,550
State and municipal securities	9,849,604	—	163,241	9,686,363

	$27,596,159	$600	$461,846	$27,134,913

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At June 30, 2005, the unamortized amount approximated $256,000.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pinnacle Financial realized approximately $114,000 in net gains from the sale of $6,792,000 of available-for-sale securities during the six months ended June 30, 2005 and $248,000 in net gains on the sale of $21,877,000 of available-for-sale securities during the six months ended June 30, 2004. Gross realized gains amounted to $114,000 on the sale of $6.8 million of available-for-sale securities during the six months ended June 30, 2005. There were no losses on the sale of securities during the six months ended June 30, 2005. Gross realized gains amounted to $312,000 on the sale of $10.9 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $11.0 million of available-for-sale securities during the six months ended June 30, 2004.
     At June 30, 2005, approximately $155,377,000 of Pinnacle Financial’s securities portfolio was pledged to secure public fund deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase.
     At June 30, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		June 30, 2005 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$7,931,500	$(49,219)	$15,585,925	$(164,875)	$23,517,425	$(214,094)
Mortgage-backed securities	67,233,382	(395,124)	33,479,541	(500,128)	100,712,923	(895,252)
State and municipal securities	8,456,487	(89,532)	8,797,001	(256,719)	17,253,488	(346,251)
Corporate notes	817,600	(9,948)	1,422,908	(57,238)	2,240,508	(67,186)

Total temporarily-impaired securities	$84,438,969	$(543,823)	$59,285,375	$(978,960)	$143,724,344	$(1,522,783)

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2005, Pinnacle Financial had several issuances that had been in an unrealized loss position for more than twelve months. At June 30, 2005, the amortized cost of these securities was approximately $60,264,000 compared to a fair value of $59,285,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans and Allowance for Loan Losses
     The composition of loans at June 30, 2005 and December 31, 2004 is summarized as follows:

	2005	2004
Commercial real estate — Mortgage	$126,435,523	$117,122,607
Commercial real estate — Construction	29,953,844	8,427,763
Commercial — Other	214,209,378	189,456,385

Total Commercial	370,598,745	315,006,755

Consumer real estate — Mortgage	157,819,550	126,907,581
Consumer real estate — Construction	9,217,983	14,990,739
Consumer — Other	19,150,022	15,457,144

Total Consumer	186,187,555	157,355,464

Total Loans	556,786,300	472,362,219
Allowance for loan losses	(6,658,995)	(5,650,014)

Loans, net	$550,127,305	$466,712,205

     Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. During the second quarter of 2005, Pinnacle Financial changed from using the Standard Industry Code classification system to the North American Industry Classification System. Pinnacle Financial has a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the following industries at June 30, 2005 and December 31, 2004:

	2005	2004
Trucking industry	$46,851,823	$43,106,825
Operators of nonresidential buildings	40,147,245	27,509,859
Operators of residential buildings and dwellings	19,452,405	16,413,550
     Changes in the allowance for loan losses for the six months ended June 30, 2005 and for the year ended December 31, 2004 are as follows:

	2005	2004
Balance at beginning of period	$5,650,014	$3,718,598
Charged-off loans	(95,148)	(1,032,378)
Recovery of previously charged-off loans	20,189	15,371
Provision for loan losses	1,083,940	2,948,423

Balance at end of period	$6,658,995	$5,650,014

     At June 30, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $14,074,000 to certain directors, executive officers, and their related entities of which $7,469,000 had been drawn upon. At December 31, 2004, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $6,565,000 to certain directors, executive officers, and their related entities, of which $4,437,000 had been drawn upon. The terms of these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.
     At June 30, 2005 and 2004, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $561,000 and $1,339,000 at June 30, 2005 and 2004, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $29,000 and $7,000 for the six months ended June 30, 2005 and 2004, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Income Taxes
     Income tax expense for the three and six months ended June 30, 2005 and 2004 consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Current tax expense:
Federal	$945,422	$480,075	$1,935,269	$1,230,930
State	32,107	121,109	92,649	230,884

Total current tax expense	977,529	601,184	2,027,918	1,461,814

Deferred tax benefit:
Federal	(144,933)	(94,062)	(420,494)	(359,687)
State	(29,418)	(19,232)	(85,351)	(74,245)

Total deferred tax benefit	(174,351)	(113,294)	(505,845)	(433,932)

	$803,178	$487,890	$1,522,073	$1,027,882

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2005 and 2004 to income before income taxes. A reconciliation of the differences for the six months ended June 30, 2005 and 2004 is as follows:

	2005	2004
Income taxes at statutory rate	$1,788,737	$1,110,908
State tax expense, net of federal tax effect	23,395	107,200
Federal tax credits	(150,000)	(108,000)
Tax-exempt municipal securities	(115,977)	(42,548)
Other items	(24,082)	(39,678)

Income tax expense	$1,522,073	$1,027,882

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at June 30, 2005 and December 31, 2004 are as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,551,847	$2,162,332
Investment securities	138,136	—
Other assets	180,730	136,790

	2,870,713	2,299,122

Deferred tax liabilities:
Investment securities	—	15,240
Other liabilities	165,384	237,774

	165,384	253,014

Net deferred tax assets	$2,705,329	$2,046,108

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at June 30, 2005 is as follows:

Commitments to extend credit	$212,331,000
Standby letters of credit	60,292,000
     At June 30, 2005, the fair value of Pinnacle Financial’s standby letters of credit was $242,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Various legal claims may arise from time to time in the normal course of business. In the opinion of management, any claims outstanding at June 30, 2005 have no material effect on Pinnacle Financial’s consolidated financial statements.
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
     A summary of the plan changes during the six months ended June 30, 2005 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2004	1,068,350	$7.03
Granted	182,082	23.54
Exercised	(16,659)	5.92
Forfeited	(9,680)	12.67

Outstanding at June 30, 2005	1,224,093	$9.45

     The following table summarizes information about Pinnacle Financial’s stock option plan at June 30, 2005:

	Number of	Remaining	Weighted-
	Remaining	Weighted-Average	Average	Number of
Grant date	Shares	Contractual	Exercise	Shares
by year	Outstanding	Life in Years	Price	Exercisable
2000	355,040	5.5	$5.00	284,032
2001	90,820	5.7	3.82	72,236
2002	240,385	6.6	5.01	142,311
2003	176,100	7.9	7.55	61,280
2004	181,506	8.7	14.73	29,281
2005	180,242	9.6	23.54	—

	1,224,093	7.2	$9.45	589,140

     Additionally, Pinnacle Financial’s 2004 equity incentive plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights. During 2004, Pinnacle Financial awarded 3,846 shares of restricted common stock to certain executives of Pinnacle Financial. The forfeiture restrictions on the restricted shares lapse in three separate tranches should Pinnacle Financial achieve certain earnings and soundness targets for the 2004, 2005 and 2006 fiscal years or earnings and soundness targets for the three year period ended December 31, 2006. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. As a result, at each financial reporting date, the restricted shares are marked to fair value and compensation expense is measured based on the anticipated number of shares that will ultimately vest and the timing of the vesting period. Earnings and soundness targets for the 2004 fiscal year were achieved and the restrictions related to 1,282 shares were released. For the six month period ended June 30, 2005, Pinnacle Financial recognized approximately $15,000 in compensation costs attributable to these awards.

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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2005 and December 31, 2004, Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$78,695	10.9%	$57,651	8.0%	not applicable
Pinnacle National	$74,188	10.4%	$57,097	8.0%	$71,371	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$72,036	10.0%	$28,826	4.0%	not applicable
Pinnacle National	$67,519	9.5%	$28,549	4.0%	$42,823	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$72,036	8.8%	$32,927	4.0%	not applicable
Pinnacle National	$67,519	8.2%	$32,894	4.0%	$41,117	5.0%

At December 31, 2004

Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

(*)	Average assets for the above calculations were averages for the most recent quarter for each period noted.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Investments in Affiliated Companies
     Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I (“Trust”), a wholly-owned statutory business trust. The Trust was formed on December 30, 2003. Summary financial information for the Trust follows (dollars in thousands):
Summary Balance Sheet

	At June 30,	At Dec. 31,
	2005	2004
Asset — Investment in subordinated debentures issued by Pinnacle Financial	$10,310	$10,310

Liabilities	$—	$—

Stockholder’s equity — Trust preferred securities	10,000	10,000
Common stock (100% owned by Pinnacle Financial)	310	310

Total stockholder’s equity	10,310	10,310

Total liabilities and stockholder’s equity	$10,310	$10,310

Summary Income Statement

	Six months ended
	June 30,
	2005	2004
Income — Interest income from subordinated debentures issued by Pinnacle Financial	$289	102

Net Income	$289	102

Summary Statement of Stockholder’s Equity

	Trust			Total
	Preferred	Common	Retained	Stockholder's
	Securities	Stock	Earnings	Equity
Beginning balances, December 31, 2004	$10,000	$310	$—	$10,310
Net income	—	—	289	289
Dividends:
Trust preferred securities	—	—	(280)	(280)
Common paid to Pinnacle Financial	—	—	(9)	(9)

Ending balances, June 30, 2005	$10,000	$310	$—	$10,310

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at June 30, 2005 and December 31, 2004 and our results of operations for the three and six months ended June 30, 2005 and 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Pinnacle Financial’s rapid growth from its inception through the second quarter of 2005 continues to have a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the three months ended June 30, 2005 of $0.21 per diluted share as compared to $0.14 per diluted share for the three months ended June 30, 2004 and net income for the six months ended June 30, 2005 of $0.40 per diluted share as compared to $0.27 per diluted share for the six months ended June 30, 2004. At June 30, 2005, loans totaled $556 million, as compared to $472 million at December 31, 2004, while total deposits were $690 million at June 30, 2005 compared to $571 million at December 31, 2004.
Results of Operations. Pinnacle Financial’s net interest income increased to $6.8 million in the second quarter of 2005 from $4.5 million in 2004. Also, Pinnacle Financial’s net interest income increased to $13.3 million for the six months ended June 30, 2005 from $8.7 million for the same period in 2004. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.57% for the three months ended June 30, 2005 compared to 3.51% for the same period in 2004. The net interest margin was 3.67% for the six months ended June 30, 2005 compared to 3.51% for the same period in 2004.
Pinnacle Financial’s provision for loan losses for the three months ended June 30, 2005 increased $34,000 when compared to the same period in 2004 and increased $282,000 for the six months ended June 30, 2005 when compared to the same period in 2004. The increase in loan volumes for both the three and six months ended June 30, 2005 was the primary cause for the increases in Pinnacle Financial’s provision for loan losses. As Pinnacle Financial’s loan portfolio continues to grow, Pinnacle Financial expects that the growth will be considered in establishing the allowance for loan losses.
Noninterest income for the first three and six months of 2005 compared to the same time periods in 2004 increased by $346,000, or 32% and $454,000, or 21%, respectively. The increase between 2005 and 2004 was due to Pinnacle Financial’s increased revenues from its mortgage origination unit, increases in investment services revenues, increases in deposit service charges and increases in gains on the sale of loans and loan participations sold partially offset by decreases in gains on the sale investment securities.
Pinnacle Financial’s growth for the first three and six months of 2005 when compared to the same time periods in 2004 resulted in increases in noninterest expenses of approximately $1.5 million, or 42%, and $2.8 million or 41%, respectively. The growth in noninterest expense was related to increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. As Pinnacle Financial increased its number of full-time equivalent employees from 101.5 at June 30, 2004 to 146.5 at June 30, 2005, Pinnacle Financial experienced an approximately $907,000 increase in compensation and employee benefit expense for the three months ended June 30, 2005 and $1.8 million for the six months ended June 30, 2005 when compared to the same periods in 2004. Pinnacle Financial expects to add additional employees throughout 2005 which will cause Pinnacle Financial’s compensation and employee benefit expense to increase in future periods. Pinnacle Financial’s branch expansion efforts in 2004 and 2005 also resulted in increased noninterest expense for the first three and six months of 2005. The increased operational expenses for the branches opened during 2004 and the Hendersonville office which was opened late in the second quarter of 2005 as well as the anticipated opening of an additional facility late in 2005 will continue to result in increased noninterest expense in future periods. Although Pinnacle Financial’s expenses increased in 2005 when compared to 2004, Pinnacle Financial’s efficiency ratio, the ratio of noninterest expense to the sum of net interest income and noninterest income, decreased from 62.4% for the three months ended

June 30, 2004 to 60.4% for the three months ended June 30, 2005 and from 62.4% for the six months ended June 30, 2004 to 60.1% for the six months ended June 30, 2005.
We continue to believe that a rising short-term interest rate environment is more likely than a falling rate environment over the next two quarters and that this should result in increased net interest income for us, in contrast to a falling or stagnant rate environment, primarily due to the fact that approximately 55.9% of our loan volumes are floating rate loans that reprice with adjustments to our prime lending rate or other similarly published over night interest rate indices. We also believe that we will continue to grow our balance sheet with continued emphasis on floating rate lending. However, due to increased competition for deposits in Nashville, we do not believe we will experience any meaningful margin expansion for the remainder of 2005.
Conversely, a falling rate environment could serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income could decrease at a more rapid pace.
Financial Condition. The $40 million increase in loans during the second quarter of 2005 contributed to the increase in Pinnacle Financial’s net income for the three months ended June 30, 2005 when compared to an increase of $32 million for the similar period in 2004. As Pinnacle Financial seeks to increase its loan portfolio it must also continue to monitor the risks inherent in its lending operations. If Pinnacle Financial’s allowance for loan losses is not sufficient to cover loan losses in Pinnacle Financial’s loan portfolio, increases to the allowance for loan losses would be required through additional provision for loan losses which would decrease Pinnacle Financial’s earnings.
Pinnacle Financial has successfully grown its total deposits to $690 million at June 30, 2005 compared to $571 million at December 31, 2004, an increase of 21%.
We continue to believe there is broad acceptance of our business model within the Nashville area and in our target markets of small businesses and affluent clients. As a result, and due to our sales pipelines remaining strong at the current time, we believe we will continue to increase our loan and deposit balances for the remainder of 2005 at amounts comparable to prior periods.
Capital and Liquidity. At June 30, 2005, Pinnacle Financial’s capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements and all requirements Pinnacle Financial has committed to regulators to maintain. Additionally, at June 30, 2005, Pinnacle National would be considered to be “well-capitalized” pursuant to banking regulations.
In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings). This additional capital was required to support our growth. We expect continued strong growth in the future and, as a result, we are considering issuing additional trust preferred securities before the end of 2005. Trust preferred securities are classified as subordinated indebtedness on our balance sheet, but for regulatory purposes are treated as capital subject to certain limitations.
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
Results of Operations
Our results were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. Our net income for the three months ended June 30, 2005 and 2004 was $1,959,000 and $1,168,000, respectively, and was $3,739,000 and $2,239,000 for the six months ended June 30, 2005 and 2004, respectively, as follows (dollars in thousands):

	Three Months			Six Months
	Ended June 30,		Percent	Ended June 30,		Percent
	2005	2004	Increase	2005	2004	Increase
Interest income	$10,544	$6,225	69%	$19,811	$11,891	67%
Interest expense	3,749	1,689	122	6,516	3,203	103

Net interest income	6,795	4,536	50	13,295	8,688	53
Provision for loan losses	483	449	8	1,084	803	35

Net interest income after provision for loan losses	6,312	4,087	54	12,211	7,885	55
Noninterest income	1,413	1,067	32	2,594	2,139	21
Noninterest expense	4,963	3,498	42	9,544	6,757	41

Net income before taxes	2,762	1,656	67	5,261	3,267	61
Income tax expense	803	488	65	1,522	1,028	48

Net income	$1,959	$1,168	68%	$3,739	$2,239	67%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended June 30, 2005, we recorded net interest income of $6,795,000, which resulted in a net interest margin of 3.57% for the period. For the three months ended June 30, 2004, we recorded net interest income of $4,536,000, which resulted in a net interest margin of 3.51% for the period. For the six months ended June 30, 2005, we recorded net interest income of $13,295,000, which resulted in a net interest margin of 3.67% for the period. For the six months ended June 30, 2004, we recorded net interest income of $8,688,000, which resulted in a net interest margin of 3.51% for the period.
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2005			June 30, 2004
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$537,313	$8,002	5.98%	$343,974	$4,506	5.27%
Securities:
Taxable	194,840	2,135	4.39	157,547	1,555	3.97
Tax-exempt	27,332	239	4.62	11,645	99	4.39
Federal funds sold	14,879	111	2.99	11,055	25	0.91
Other	3,730	57	7.08	2,849	40	6.40

Total interest-earning assets	778,094	10,544	5.48	527,070	6,225	4.78

Non-earning assets	44,250			28,367

Total assets	$822,344			$555,437

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$57,652	90	0.62	$37,755	44	0.47
Savings and money market	218,685	906	1.66	155,214	297	0.77
Certificates of deposit	252,402	1,882	2.99	174,183	987	2.28

Total interest-bearing deposits	528,739	2,878	2.18	367,152	1,328	1.45
Securities sold under agreements to repurchase	49,883	253	2.04	17,523	11	0.26
Federal funds purchased	4,775	40	3.38	4,467	14	1.28
Federal Home Loan Bank advances	54,951	424	3.10	45,736	245	2.16
Subordinated debt	10,310	154	5.98	10,310	91	3.54

Total interest-bearing liabilities	648,658	3,749	2.32	445,188	1,689	1.53
Non-interest bearing demand deposits	111,937	—	—	72,812	—	—

Total deposits and interest-bearing liabilities	760,595	3,749	1.98	518,000	1,689	1.31

Other liabilities	2,180			1,895
Stockholders’ equity	59,569			35,542

Total liabilities and stockholders’ equity	$822,344			$555,437

Net interest income		$6,795			$4,536

Net interest spread (2)			3.16%			3.25%
Net interest margin (3)			3.57%			3.51%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

	Six months ended			Six months ended
	June 30, 2005			June 30, 2004
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$512,813	$14,957	5.88%	$326,159	$8,452	5.22%
Securities:
Taxable	189,883	4,157	4.41	148,777	3,106	4.20
Tax-exempt	25,329	440	4.62	10,720	185	4.47
Federal funds sold	11,864	157	2.66	16,539	75	0.91
Other	3,503	100	6.85	2,625	73	6.30

Total interest-earning assets	743,392	19,811	5.42	504,820	11,891	4.77

Non-earning assets	46,222			27,028

Total assets	$789,614			$531,848

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$57,695	162	0.57	$35,307	85	0.49
Savings and money market	220,382	1,604	1.47	150,973	583	0.78
Certificates of deposit	234,507	3,266	2.81	167,870	1,831	2.19

Total interest-bearing deposits	512,584	5,032	1.98	354,150	2,499	1.42
Securities sold under agreements to repurchase	44,016	403	1.85	16,195	21	0.26
Federal funds purchased	2,694	44	3.33	2,234	14	1.28
Federal Home Loan Bank advances	52,592	748	2.87	44,058	476	2.17
Subordinated debt	10,310	289	5.65	10,310	193	3.76

Total interest-bearing liabilities	622,196	6,516	2.11	426,947	3,203	1.51
Non-interest bearing demand deposits	106,433	—	—	67,133	—	—

Total deposits and interest-bearing liabilities	728,629	6,516	1.80	494,080	3,203	1.30

Other liabilities	1,990			2,144
Stockholders’ equity	58,995			35,624

Total liabilities and stockholders’ equity	$789,614			$531,848

Net interest income		$13,295			$8,688

Net interest spread (2)			3.31%			3.26%
Net interest margin (3)			3.67%			3.51%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.
As noted above, the net interest margin for the second quarter of 2005 was 3.57% compared to a net interest margin of 3.51% for the same period in 2004, an increase of 0.06%. Additionally, the net interest margin for the first six months of 2005 was 3.67% compared to a net interest margin of 3.51% for the same period in 2004, an increase of 0.16%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields increased 0.71% between the second quarter of 2005 and 2004 and 0.66% between the first six months of 2005 when compared to the same period in 2004. Approximately 55.9% of our loans are floating rate loans at June 30, 2005 compared to 56.0% at December 31, 2004 and 52.5% at June 30, 2004. The interest rates charged these borrowers are tied, in substantially all cases, to our prime rate which is usually less than fixed rate loan yields. Our weighted average prime rate for the first six months of 2005 was 5.67% compared to 4.00% for the same period in 2004. The rates for 2005 were higher due primarily to periodic increases in our prime lending rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes in 2005, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio than in 2004. For the six months ended June 30, 2005, average loan balances were 69.0% of total interest earning assets compared to 65.3% for the six months ended June 30,

2004. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation contributed to the increase in the overall total interest earning asset yields of 0.70% for the first three months of 2005 compared to the same period in 2004 and 0.65% for the first six months of 2005 compared to the same period in 2004.

•	During 2005, overall deposit rates were higher than those rates for the comparable period in 2004. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2005, and as was the case with our prime lending rate, short-term rates were higher than in 2004. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2005 compared to the same period in 2004 which resulted in increased pressure on our net interest margin.

•	During the first six months of 2005, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 58.8% of our total funding compared to 54.6% in 2004. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. As a result, the average rates on fundings for the first six months of 2005 were lower than they would have been otherwise due to this change in funding mix.

•	Similarly, the short- and long-term rate environment impacts rates paid on certificates of deposit and advances from the FHLB; however, these items are also impacted by our decisions to alter the mix of maturities of the underlying accounts within these items. Furthermore, the timing of the initial sale of the certificate of deposit or the funding of the FHLB advance also impacts the rates paid on these items. Our results were impacted by certificates of deposit and advances from the FHLB that had been acquired during periods of lower interest rates. Such items matured during the interim period between the three and six months ended June 30, 2005 and 2004, and were replaced by certificates of deposit and advances from the FHLB which had higher interest rates. These matters contributed to the increase in the rates paid on certificates of deposit and advances from the FHLB between the two periods.

•	Also impacting the net interest margin during the first three and six months of 2005 compared to 2004 was pricing of our subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on this indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2005, the short-term interest rate environment was higher than during the three and six months ended June 30, 2004, and, as a result, the pricing for this funding source was higher in 2005 than in 2004.
Rate and Volume Analysis. As noted above, net interest income increased by $4,607,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (dollars in thousands):

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)

Interest-earning assets:
Loans	$5,313	$1,192	$6,505
Securities:
Taxable	886	165	1,051
Tax-exempt	249	6	255
Federal funds sold and securities purchased under agreements to resell	(64)	146	82
Other	22	5	27

	6,406	1,514	7,920

Interest-bearing liabilities:
Interest checking	$61	$16	$77
Savings and money market accounts	348	673	1,021
Certificates of deposit	840	595	1,435

Total interest-bearing deposits	1,249	1,284	2,533
Securities sold under agreements to repurchase	83	299	382
Federal funds purchased	3	27	30
Federal Home Loan Bank advances	103	169	272
Subordinated debt	66	30	96

	1,504	1,809	3,313

Increase in net interest income	$4,902	$(295)	$4,607

(1)	The above amounts are presented on a fully tax equivalent basis.

(2)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $483,000 and $449,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,084,000 and $802,000 for the six months ended June 30, 2005 and 2004, respectively.
Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The increase in the provision for loan losses for the three and six months ended June 30, 2005 when compared to the same period in 2004 was primarily due to the increase in loan volumes for the three and six months ended June 30, 2005 when compared to 2004. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
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

The following is the makeup of our noninterest income for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Noninterest income:
Service charges on deposit accounts	$242	$231	5%	$503	$395	27%
Investment services	491	405	21	929	794	17
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	239	150	59	414	189	119
Gain on loan participations sold, net	151	116	30	137	238	(42)
Gain on sale of investment securities, net	—	—	—	114	248	(54)
Other noninterest income	290	165	76	497	275	81

Total noninterest income	$1,413	$1,067	32%	$2,594	$2,139	21%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At June 30, 2005, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $419 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $344 million at June 30, 2004.
Service charge income for the first three and six months of 2005 increased over that of the first three months of 2004 due to an increase in the number of deposit accounts subject to service charges which was partially offset by increases in earnings credit which is used by customers to reduce the service charges on certain commercial noninterest bearing deposit accounts. Additionally, mortgage related fees also provided for a significant portion of the increase in noninterest income between 2005 and 2004 due to increased volumes of originations and increased number of mortgage originators. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Direct sales commissions paid to mortgage originators have been reclassified and offset against the fees from the origination of mortgage loans.
Another noninterest income item for the three months ended June 30, 2005 was related to our sale of certain loan participations to our correspondent banks that were primarily related to new lending transactions in excess of internal loan limits. At June 30, 2005 and pursuant to participation agreements with these correspondents, we had participated approximately $64 million of originated loans to these other banks compared to $59 million at June 30, 2004. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125", we recorded a net gain of $151,000 for the three months ended June 30, 2005 compared to $116,000 in net gains during the three months ended June 30, 2004. At June 30, 2005, the remaining unamortized asset associated with the cumulative gains approximated $544,000. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.
Also included in noninterest income for the three and six months ended June 30, 2005, were net gains of approximately $114,000 realized from the sale of approximately $6.8 million of available-for-sale securities. This compares to $248,000 in gains on the sale of approximately $21.9 million of investment securities for the same period in the prior year.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Compensation and employee benefits:
Salaries	$1,998	$1,366	46%	$3,845	$2,760	39%
Commissions	183	154	19	353	290	22
Other, primarily incentives	483	413	17	1,039	767	35
Employee benefits	447	271	65	844	501	68

Total compensation and benefits	3,111	2,204	41	6,081	4,318	41

Equipment and occupancy	894	535	67	1,678	1,041	61
Marketing and other business development	180	156	15	293	305	(4)
Postage and supplies	158	124	27	294	223	32
Other noninterest expense:
Accounting and auditing	90	75	20	180	119	51
Consultants, including loan review	32	17	88	63	53	19
Legal, including borrower related charges	36	60	(40)	63	61	3
Regulatory fees	42	31	35	84	62	35
Directors’ fees	34	42	(19)	99	73	36
Insurance, including FDIC premiums	72	57	26	152	102	49
Other	314	197	59	557	401	39

Total other noninterest expense	620	479	29	1,198	871	38

Total noninterest expense	$4,963	$3,498	42%	$9,544	$6,758	41%

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
At June 30, 2005, we employed 146.5 full time equivalent employees compared to 101.5 at June 30, 2004. We intend to continue to add employees to our work force during 2005, which will cause our salary costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Included in the salary and employee benefits amounts for the six months ended June 30, 2005 and 2004, are $926,000 and $650,000 in accruals related to these variable pay awards. The accruals will fluctuate from quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. For 2004, the actual award paid equaled approximately 80% of the targeted award. The incentive plan for 2005 is structured similarly to prior year plans in that the award is based on the achievement of performance and other objectives. As of June 30, 2005, the current year accrual has been estimated at a payout percentage of approximately 100% of target. Because of the relative experience of our associates, our compensation costs are and we expect will continue to be higher on a per associate basis than other financial institutions; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.
Also, during 2004 we opened a new branch office in the West End area of Nashville and in January of 2005 opened an office in Franklin, Tennessee and late in the second quarter of 2005 we opened an office in Hendersonville, Tennessee. These branch additions contributed to the increase in our equipment and occupancy expenses in 2005 over that of 2004.
Marketing and other business development expenses are lower in the first six months of 2005 compared to the first six months of 2004 due to decreased customer entertainment and community relations expenses. Other noninterest expenses are significantly higher in 2005 over the same periods in 2004. For the three and six month periods ended June 30, 2005 compared to the same periods in 2004, other noninterest expenses were higher by $141,000 and $327,000, respectively. Most of these increases are attributable to increased audit and accounting fees, and insurance expenses. Of particular note is that audit and accounting fees are higher in 2005 due to increased expenses associated with Sarbanes Oxley Section 404 compliance and other matters.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.4% in the second quarter of 2005 compared to 62.4% in the second quarter of 2004. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio will fluctuate due to many factors. Concerning expenses, each period’s efficiency ratio will be impacted by the number of new associates added and any new offices.
Income Taxes. The effective income tax expense rate for the first three and six months of 2005 was approximately 29.1% and 28.9%, respectively, compared to an effective income tax expense rate for the three and six months ended June 30, 2004 of approximately 29.5% and 31.5%, respectively. The reduction in the effective tax rate between the first six months of 2005 and for the same period in 2004 was primarily due to additional investments in tax-exempt investment securities and the formation of a real estate investment trust during the fourth quarter of 2004 which provides us with an alternative vehicle for raising capital should we so desire. Additionally, the ownership structure of this real estate investment trust provides certain income tax benefits to us.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	June	March	December	September	June	March
	2005	2005	2004	2004	2004	2004
Balance sheet data, at quarter end:
Total assets	$872,076	787,436	727,139	685,408	586,313	541,052
Total loans	556,786	516,733	472,362	434,909	355,267	323,416
Allowance for loan losses	(6,659)	(6,198)	(5,650)	(5,434)	(4,466)	(4,042)
Securities	227,938	202,223	208,170	191,323	165,528	162,315
Total deposits	689,919	619,021	570,727	541,859	467,321	437,601
Securities sold under agreements to repurchase	57,677	46,388	31,928	22,958	23,772	14,699
Advances from FHLB	49,500	51,500	53,500	51,500	47,500	40,500
Subordinated debt	10,310	10,310	10,310	10,310	10,310	10,310
Total stockholders’ equity	61,501	57,657	57,880	56,668	35,125	36,266

Balance sheet data, quarterly averages:
Total assets	$822,344	756,884	707,131	618,694	555,437	508,260
Total loans	537,313	488,313	448,611	392,220	343,974	306,549
Securities	222,172	208,253	203,728	183,721	169,192	149,802
Total earning assets	778,094	708,690	670,839	589,554	527,070	482,572
Total deposits	640,676	597,358	562,936	485,300	439,964	402,603
Securities sold under agreements to repurchase	49,883	38,149	23,520	25,953	17,523	14,868
Advances from FHLB	54,951	50,233	48,022	49,000	45,736	42,379
Subordinated debt	10,310	10,310	10,310	10,310	10,310	10,310
Total stockholders’ equity	59,569	58,420	57,721	43,868	35,542	35,705

Statement of operations data, for the three months ended:
Interest income	$10,544	9,266	8,574	7,214	6,225	5,666
Interest expense	3,749	2,766	2,296	1,915	1,689	1,514

Net interest income	6,795	6,500	6,278	5,299	4,536	4,152
Provision for loan losses	483	601	1,134	1,012	449	354

Net interest income after provision for loan losses	6,312	5,899	5,144	4,287	4,087	3,798
Noninterest income	1,413	1,181	1,246	1,534	1,067	1,072
Noninterest expense	4,963	4,581	4,127	3,860	3,498	3,259

Income before taxes	2,762	2,499	2,263	1,961	1,656	1,611
Income tax expense	803	719	574	570	488	540

Net income	$1,959	1,780	1,689	1,391	1,168	1,071

Per share data:
Earnings — basic	$0.23	0.21	0.20	0.18	0.16	0.15
Earnings — diluted	$0.21	0.19	0.18	0.16	0.14	0.13
Book value at quarter end (1)	$7.32	6.87	6.90	6.75	4.74	4.91

Weighted avg. shares — basic	8,401,198	8,389,256	8,389,232	7,832,512	7,397,920	7,384,106
Weighted avg. shares — diluted	9,434,260	9,437,183	9,448,696	8,857,015	8,279,114	8,213,730
Common shares outstanding	8,405,891	8,391,371	8,389,232	8,389,232	7,404,586	7,384,106

(1)	Book value per share computed by dividing total stockholders’ equity by common shares outstanding

Financial Condition
Our consolidated balance sheet at June 30, 2005 reflects significant growth since December 31, 2004. Total assets grew to $872 million as of June 30, 2005 up 40% on an annualized basis from the $727 million reported at December 31, 2004. Loans as of June 30, 2005 were $556 million compared to $472 million at December 31, 2004. Total deposits increased to $690 million at June 30, 2005, compared to $571 million at December 31, 2004.
Loans. The composition of loans at June 30, 2005 and December 31, 2004 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2005		2004
	Amount	%	Amount	%
Commercial real estate — Mortgage	$126,436	22.7%	$117,123	24.8%
Commercial real estate — Construction	29,954	5.4	8,428	1.8
Commercial — Other	214,209	38.5	189,456	40.1

Total commercial	370,599	66.6	315,007	66.7

Consumer real estate — Mortgage	157,819	28.3	126,907	26.9
Consumer real estate — Construction	9,218	1.7	14,991	3.2
Consumer — Other	19,150	3.4	15,457	3.3

Total consumer	186,187	33.4	157,355	33.3

Total loans	$556,786	100.0%	$472,362	100.0%

The following table classifies our fixed and variable rate loans at June 30, 2005 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years along with percentage comparisons to December 31, 2004. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2005			Percentages to total loans
	Fixed	Variable		at June 30,	at Dec. 31,
	Rates	Rates	Total	2005	2004
Based on contractual maturities:
Due within one year	$9,657	$178,853	$188,510	33.9%	31.4%
Due in one year through five years	117,396	96,215	213,611	38.4	40.8
Due after five years	34,400	120,265	154,665	27.7	27.8

	$161,453	$395,333	$556,786	100.0%	100.0%

Based on contractual repricing dates:
Floating rate	$—	$310,982	$310,982	55.9%	56.0%
Reprice within one year	9,657	38,479	48,136	8.6	9.1
Reprice in one year through five years	117,396	42,266	159,662	28.7	28.8
Reprice after five years	34,400	3,606	38,006	6.8	6.1

	$161,453	$395,333	$556,786	100.0%	100.0%

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2005, we had two loans for $561,000 on nonaccruing status which were the same two loans at December 31, 2004. An estimate of the loss related to these nonaccrual loans has been incorporated into our ALL methodology.
There were approximately $66,000 in loans at June 30, 2005 which were 90 days past due and still accruing interest. At June 30, 2005 and December 31, 2004, no loans were deemed to be a restructured loan. Additionally, during the six months ended June 30, 2005, we foreclosed on a single piece of property collateralizing one consumer loan. The foreclosed property was placed in Pinnacle National’s other real estate owned. We had no repossessed real estate properties classified as other real estate owned at December 31, 2004. The following table is a summary of our nonperforming assets at June 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Nonaccrual loans (1)	$561	$561
Restructured loans	—	—
Other real estate owned	35	—

Total nonperforming assets	596	561
Accruing loans past due 90 days or more	66	146

Total nonperforming assets and accruing loans past due 90 days or more	$662	$707

Total loans outstanding	$556,786	$472,362

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.12%	0.15%

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	9.9%	12.5%

(1)	Interest income that would have been recorded during the first six months of 2005 related to nonaccrual loans was $29,000 compared to $41,000 for the year ended December 31, 2004, none of which is included in interest income or net income for the applicable periods.
Potential problem assets, which are not included in nonperforming assets, amounted to $1,020,000 at June 30, 2005 or 0.08% of total loans compared to $24,000 or 0.01% at December 31, 2004. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.
Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of June 30, 2005 and December 31, 2004, our allowance for loan losses was $6,659,000 and $5,650,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.
Approximately 66.6% of our loan portfolio at June 30, 2005 and 66.7% at December 31, 2004 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have a significant credit exposure of loans outstanding plus unfunded lines and letters of credit to borrowers in the following industries as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Trucking industry	$46,852	$43,107
Operators of nonresidential buildings	40,147	27,510
Operators of residential buildings and dwellings	19,452	16,414

We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At June 30, 2005 and December 31, 2004, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.
The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of June 30, 2005 and December 31, 2004 and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2005		2004
	Amount	%	Amount	%
Commercial real estate — Mortgage	$1,290	22.7%	$1,205	24.8%
Commercial real estate — Construction	282	5.4	188	1.8
Commercial — Other	1,904	38.5	1,711	40.1

Total commercial	3,476	66.6	3,104	66.7

Consumer real estate — Mortgage	1,134	28.3	869	26.9
Consumer real estate — Construction	68	1.7	39	3.2
Consumer — Other	514	3.4	396	3.3

Total consumer	1,716	33.4	1,304	33.3

Unallocated	1,467	NA	1,242	NA

Total loans	$6,659	100.0%	$5,650	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2005 and the year ended December 31, 2004 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2005	2004
Balance at beginning of period	$5,650	$3,719
Provision for loan losses	1,084	2,948
Charged-off loans:
Commercial real estate — Mortgage	—	—
Commercial real estate — Construction	—	—
Commercial — Other	—	—
Consumer real estate — Mortgage	(38)	(884)
Consumer real estate — Construction	—	—
Consumer — Other	(57)	(148)

Total charged-off loans	(95)	(1,032)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	—
Commercial real estate — Construction	—	2
Commercial — Other	2	—
Consumer real estate — Mortgage	—	—
Consumer real estate — Construction	—	—
Consumer — Other	18	13

Recoveries of previously charged-off loans	20	15

Balance at end of period	$6,659	$5,650

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.20%	1.20%

Ratio of net charge-offs to average loans outstanding for the period (1)	0.04%	0.27%

(1)	The ratio of net charge-off’s to average loans outstanding for the six months ended June 30, 2005 was computed by annualizing the net charge-off amount to a twelve-month period.
During the first six months of 2005, we charged-off $95,000 related to several consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs, and we will consider the amount and nature of our charge-offs and other factors in determining the adequacy of our allowance for loan losses.

Investments. The following table summarizes the amortized cost and fair value of our securities at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	25,911	77	42	25,946
Mortgage-backed securities	151,769	336	896	151,209
State and municipal securities	21,202	80	108	21,174
Corporate notes	2,308	—	67	2,241

	$201,190	$493	$1,113	$200,570

Securities held-to-maturity:
U.S. government agency securities	$17,747	$4	$172	$17,579
State and municipal securities	9,621	—	238	9,383

	$27,368	$4	$410	$26,962

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,165	129	20	27,274
Mortgage-backed securities	138,851	348	672	138,527
State and municipal securities	12,486	72	55	12,503
Corporate notes	2,315	—	45	2,270

	$180,817	$549	$792	$180,574

Securities held-to-maturity:
U.S. government agency securities	$17,746	$1	$299	$17,448
State and municipal securities	9,850	—	163	9,687

	$27,596	$1	$462	$27,135

On March 31, 2004, Pinnacle National transferred $27.7 million of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. These securities were selected for the held-to-maturity classification because we have the ability and intent to hold such securities until their maturity. The unrealized gain on such securities as of the date of transfer was $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and will be amortized over the remaining lives of the respective held-to-maturity securities. As of June 30, 2005, the remaining unamortized unrealized gain of the respective held-to-maturity securities was $256,000.
We realized approximately $114,000 in net gains from the sale of $6,792,000 of available-for-sale securities during the six months ended June 30, 2005 and $248,000 in net gains on the sale of $21,877,000 of available-for-sale securities during the six months ended June 30, 2004. Gross realized gains amounted to $114,000 on the sale of $6.8 million of available-for-sale securities during the six months ended June 30, 2005. Gross realized gains amounted to $312,000 on the sale of $10.9 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $11.0 million of available-for-sale securities during the six months ended June 30, 2004.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of June 30, 2005 and December 31, 2004 (dollars in thousands):

			U.S. government		State and
	U.S. Treasury		agency		municipal		Corporate
	securities		securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2005:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	9,146	4.0%	2,427	4.5%	2,241	3.4%	13,814	4.0%
Due in five years to ten years	—	—	16,800	4.8%	14,278	5.2%	—	—	31,078	5.0%
Due after ten years	—	—	—	—%	4,469	5.5%	—	—	4,469	5.5%

	$—	—%	$25,946	4.5%	$21,174	5.2%	$2,241	3.4%	$49,361	4.8%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	4.1%
Due in one year to five years	—	—	15,750	4.2%	3,310	4.9%	—	—	19,060	4.3%
Due in five years to ten years	—	—	1,996	4.8%	6,312	5.0%	—	—	8,308	5.0%
Due after ten years	—	—	—	—%	—	—%	—	—	—	—%

	$—	—%	$17,746	4.3%	$9,622	5.0%	$—	—%	$27,368	4.5%

December 31, 2004:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	2,982	3.5%	—	—	2,270	3.4%	5,252	3.5%
Due in five years to ten years	—	—	23,001	4.7%	7,408	5.0%	—	—	30,410	4.7%
Due after ten years	—	—	1,291	5.5%	5,094	5.4%	—	—	6,385	5.4%

	$—	—%	$27,274	4.6%	$12,503	5.2%	$2,270	3.4%	$42,047	4.5%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	3,250	4.1%	844	4.3%	—	—	4,094	4.2%
Due in five years to ten years	—	—	14,546	4.3%	7,953	5.0%	—	—	22,450	4.6%
Due after ten years	—	—	—	—%	1,053	5.3%	—	—	1,052	5.3%

	$—	—%	$17,746	4.3%	$9,850	5.0%	$—	—%	$27,596	4.5%

(1)	We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

At June 30, 2005, the fair value of our mortgage-backed securities portfolio approximated $151.2 million compared to $138.5 million at December 31, 2004. All of these securities were included in our securities available-for-sale portfolio. A statistical comparison of our mortgage-backed portfolio at June 30, 2005 and December 31, 2004 follows:

	June 30, 2005	December 31, 2004
Weighted average life	4.94 years	5.01 years
Weighted average coupon	5.23%	5.18%
Tax equivalent yield	4.51%	4.46%
Modified duration (*)	3.66%	3.63%

(*)	Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.
At June 30, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (dollars in thousands):

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		June 30, 2005 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$7,931	$(49)	$15,586	$(165)	$23,517	$(214)
Mortgage-backed securities	67,233	(396)	33,480	(500)	100,713	(896)
State and municipal securities	8,456	(89)	8,797	(257)	17,253	(346)
Corporate notes	819	(10)	1,422	(57)	2,241	(67)

Total temporarily-impaired securities	$84,439	$(544)	$59,285	$(979)	$143,724	$(1,523)

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2005, we had several issuances that had been in an unrealized loss position for more than twelve months. At June 30, 2005, the amortized cost of these securities was approximately $59,285,000 compared to a fair value of $60,264,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.
Deposits and Other Borrowings. We had approximately $690 million of deposits at June 30, 2005 compared to $571 million at December 31, 2004. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $57.7 million at June 30, 2005 compared to $31.9 million at December 31, 2004. Additionally, at June 30, 2005, we had borrowed $49.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $53.5 million at December 31, 2004.
Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
Core funding:
Noninterest-bearing demand deposits	$142,794	17.7%	$114,318	17.2%
Interest-bearing demand deposits	55,451	6.9	51,752	7.8
Savings and money market deposits	222,590	27.6	199,058	29.9
Time deposits less than $100,000	38,635	4.7	39,805	5.9

Total core funding	459,470	56.9	404,933	60.8

Non-core funding:
Time deposits greater than $100,000:
Public funds	83,769	10.4	61,377	9.2
Brokered deposits	60,286	7.5	43,431	6.5
Other time deposits greater than $100,000	86,394	10.7	60,986	9.2
Securities sold under agreements to repurchase	57,677	7.1	31,928	4.8
Federal Home Loan Bank advances	49,500	6.1	53,500	8.0
Subordinated debt	10,310	1.3	10,310	1.5

Total non-core funding	347,936	43.1	261,532	39.2

Total deposits and other funding	$807,406	100.0%	$666,465	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of June 30, 2005 and December 31, 2004 amounted to $230.4 million and $165.8 million, respectively. The following table shows our time deposits over $100,000 by category at June 30, 2005 and December 31, 2004, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	June 30, 2005	December 31, 2004
Three months or less	$73,747	$54,274
Over three but less than six months	56,796	35,824
Over six but less than twelve months	37,001	27,627
Over twelve months	62,905	48,069

Total time deposits greater than $100,000	$230,449	$165,794

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
Capital Resources. At June 30, 2005 and December 31, 2004, our stockholders’ equity amounted to $61.5 million and $57.9 million, respectively. The change in stockholders’ equity between December 31, 2004 and June 30, 2005 was attributable to our net income for the six months ended June 30, 2005 of $3.7 million and the net decrease in comprehensive loss of $300,000 attributable to the decrease in the unrealized fair value of our available-for-sale securities portfolio. Additionally, during the first six months of 2005, we received approximately $125,000 in proceeds from our associates through the exercise of incentive stock options granted to them previously.
Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At June 30, 2005 and December 31, 2004, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At June 30, 2005 and December 31, 2004, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at June 30, 2005 and December 31, 2004:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$78,695	10.9%	$57,651	8.0%	not applicable
Pinnacle National	$74,188	10.4%	$57,097	8.0%	$71,371	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$72,036	10.0%	$28,826	4.0%	not applicable
Pinnacle National	$67,519	9.5%	$28,549	4.0%	$42,823	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$72,036	8.8%	$32,927	4.0%	not applicable
Pinnacle National	$67,519	8.2%	$32,894	4.0%	$41,117	5.0%

At December 31, 2004

Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967%	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.
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
Return on Assets and Stockholders’ Equity. The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the six month period ended June 30, 2005 compared to the year ended December 31, 2004.

	2005	2004
Return on average assets	0.96%	0.89%
Return on average equity	12.68%	12.31%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.47%	7.23%

(1)	The return on average assets and return on average equity for the six months ended June 30, 2005 was computed by annualizing the numerator to a twelve-month period.
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
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that our net interest income should increase with a gradual rise in interest rates over the next twelve months and decrease should interest rates fall over the same period.
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
Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities (i.e., “asset sensitive”). A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets (i.e., “liability sensitive). During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal. To assist us in managing our interest rate sensitivity, we have established a cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities of 85% to 100% in this time horizon.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2005 and December 31, 2004, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2005, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $49.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
October 14, 2005	$3,000	3.10%
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
March 10, 2006	3,000	1.97
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
May 19, 2006	10,000	3.01
September 29, 2006	4,000	2.39
January 26, 2006	2,000	3.24
May 2, 2008	15,000	4.31

	$49,500

Weighted average interest rate		3.20%

At June 30, 2005, brokered certificates of deposit approximated $60.3 million which represented 7.5% of total fundings compared to $43.4 million and 6.5% at December 31, 2004. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At June 30, 2005, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in the Nashville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA.
The following table presents additional information about our contractual obligations as of June 30, 2005, which by their terms have contractual maturity and termination dates subsequent to June 30, 2005 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Contractual obligations:
Certificates of deposit	$196,127	$65,179	$7,778	$—	$269,084
Securities sold under agreements to repurchase	57,677	—	—	—	57,677
Federal Home Loan Bank advances	28,500	21,000	—	—	49,500
Subordinated debt	—	—	—	10,310	10,310
Minimum operating lease commitments	805	1,670	1,730	8,269	12,474

Totals	$283,109	$87,849	$9,508	$18,579	$399,045

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At June 30, 2005, we had outstanding standby letters of credit of $60.3 million and unfunded loan commitments outstanding of $212.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At June 30, 2005, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of June 30, 2005, which by their terms have contractual maturity dates subsequent to June 30, 2005 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Unfunded commitments:
Letters of credit	$52,426	$7,866	$—	$—	$60,292
Lines of credit	112,477	38,952	11,791	49,111	212,331

Totals	$164,903	$46,818	$11,791	$49,111	$272,623

Impact of Inflation
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with United States generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 37 through 40 of Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended June 30, 2005
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of the shareholders of the Company was held on April 19, 2005.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2008:

	Votes	Votes	Broker
	For	Withheld	Non-votes
Dr. John E. Maupin, Jr.	7,599,060	274,675	—
Robert A. McCabe, Jr.	7,658,810	214,925	—
Linda E. Rebrovick	7,648,384	225,351	—
In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Dale W. Polley	2006	M. Terry Turner	2006
James L. Shaub, II	2006	Reese L. Smith, III	2006

Sue G. Atkinson	2007	Colleen Conway-Welch	2007
Gregory L. Burns	2007	Clay T. Jackson	2007
(c)	Other matters voted upon and the results of the voting were as follows:

At the annual meeting of shareholders, the shareholders of Pinnacle Financial approved an increase in the number of authorized shares of capital stock from 30,000,000 shares to 50,000,000 shares. With the increase, the number of authorized shares of common stock was increased from 20,000,000 shares to 40,000,000 shares and the number of authorized shares of preferred stock remained at 10,000,000 shares. The shareholders voted 7,118,944 in the affirmative and 747,391 against the proposal with 7,400 abstentions.

At the annual meeting of shareholders, the shareholders also approved an amendment to the 2004 Equity Incentive Plan which would set aside for issuance an additional 250,000 shares of Pinnacle Financial common stock. The shareholders voted 3,152,459 in the affirmative and 1,390,300 against the proposal with 15,440 abstentions and 3,315,536 broker non-votes.

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

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

August 4, 2005

/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer

August 4, 2005