Form 10-Q
period 2005-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2005-11-04
CIK 1115055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
Commission File No: 000-31225
Pinnacle Financial Partners, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853

(State or jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2005, there were 8,425,205 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2005
FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in addition to those set out in Pinnacle Financial’s Form 10-K include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank to satisfy regulatory requirements for its expansion plans, (vi) the ability to consummate Pinnacle Financial’s proposed merger with Cavalry Bancorp, Inc., (vii) the ability of Pinnacle Financial to grow its loan portfolio at historic rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and noninterest-bearing due from banks	$19,192,529	$15,243,796
Interest-bearing due from banks	2,473,308	379,047
Federal funds sold	75,405,514	11,122,944

Cash and cash equivalents	97,071,351	26,745,787

Securities available-for-sale, at fair value	219,564,463	180,573,820
Securities held-to-maturity (fair value of $26,798,154 and $27,134,913 at September 30, 2005 and December 31, 2004, respectively)	27,349,837	27,596,159
Mortgage loans held-for-sale	6,363,441	1,634,900

Loans	604,225,108	472,362,219
Less allowance for loan losses	(7,231,378)	(5,650,014)

Loans, net	596,993,730	466,712,205

Premises and equipment, net	13,082,736	11,130,671
Investments in unconsolidated subsidiaries and other entities	6,170,626	3,907,807
Accrued interest receivable	3,764,836	2,639,548
Other assets	8,177,820	6,198,553

Total assets	$978,538,840	$727,139,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$154,440,038	$114,318,024
Interest-bearing demand	68,956,596	51,751,320
Savings and money market accounts	292,021,828	199,058,240
Time	273,209,264	205,599,425

Total deposits	788,627,726	570,727,009
Securities sold under agreements to repurchase	67,651,789	31,927,860
Federal Home Loan Bank advances	24,500,000	53,500,000
Subordinated debt	30,929,000	10,310,000
Accrued interest payable	1,515,140	769,300
Other liabilities	2,424,306	2,025,106

Total liabilities	915,647,961	669,259,275

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 40,000,000 shares authorized; 8,424,217 issued and outstanding at September 30, 2005 and 8,389,232 issued and outstanding at December 31, 2004	8,424,217	8,389,232
Additional paid-in capital	44,904,859	44,376,307
Unearned compensation	(328,297)	(37,250)
Retained earnings	10,944,188	5,127,023
Accumulated other comprehensive (loss) income, net	(1,054,088)	24,863

Total stockholders’ equity	62,890,879	57,880,175

Total liabilities and stockholders’ equity	$978,538,840	$727,139,450

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDARIES
CONSOLIDATED STATEMNETS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$9,470,954	$5,172,042	$24,427,821	$13,624,552
Securities:
Taxable	2,245,019	1,840,366	6,401,537	4,946,370
Tax-exempt	318,235	124,780	758,572	309,765
Federal funds sold and other	344,498	76,563	601,468	224,644

Total interest income	12,378,706	7,213,751	32,189,398	19,105,331

Interest expense:
Deposits	3,968,648	1,493,652	8,999,838	3,992,890
Securities sold under agreements to repurchase	399,731	33,417	803,114	54,090
Federal funds purchased and other borrowings	554,694	388,311	1,635,506	1,071,873

Total interest expense	4,923,073	1,915,380	11,438,458	5,118,853

Net interest income	7,455,633	5,298,371	20,750,940	13,986,478
Provision for loan losses	366,304	1,012,000	1,450,244	1,814,322

Net interest income after provision for loan losses	7,089,329	4,286,371	19,300,696	12,172,156

Noninterest income:
Service charges on deposit accounts	228,994	311,372	732,130	706,425
Investment services	474,354	464,468	1,403,231	1,258,563
Gain on loans and loan participations sold	348,577	552,604	899,393	979,621
Gain on sale of investment securities, net	—	108,843	114,410	357,196
Other noninterest income	247,208	155,382	743,689	430,220

Total noninterest income	1,299,133	1,592,669	3,892,853	3,732,025

Noninterest expense:
Compensation and employee benefits	3,410,436	2,455,692	9,491,712	6,773,914
Equipment and occupancy	1,034,661	587,649	2,712,624	1,628,392
Marketing and other business development	186,430	157,894	479,313	462,843
Postage and supplies	159,782	154,042	453,716	377,306
Other noninterest expense	729,528	563,333	1,927,564	1,433,917

Total noninterest expense	5,520,837	3,918,610	15,064,929	10,676,372

Income before income taxes	2,867,625	1,960,430	8,128,620	5,227,809
Income tax expense	789,382	569,897	2,311,455	1,597,779

Net income	$2,078,243	$1,390,533	$5,817,165	$3,630,030

Per share information:
Basic net income per common share	$0.25	$0.18	$0.69	$0.48

Diluted net income per common share	$0.22	$0.16	$0.62	$0.43

Weighted average shares outstanding:
Basic	8,417,980	7,832,512	8,402,916	7,537,856
Diluted	9,495,187	8,857,015	9,455,756	8,451,439
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
For the nine months ended September 30, 2005 and 2004

					Retained	Accumulated
			Additional		Earnings	Other	Total
	Common Stock		Paid-in	Unearned	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$—	$(189,155)	$150,536	$34,336,381
Exercise of employee incentive common stock options	23,780	23,780	94,333	—	—	—	118,113
Proceeds from the sale of common stock (less offering expenses of $1,357,833)	977,500	977,500	17,214,667	—	—	—	18,192,167
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	3,846	3,846	76,413	(80,259)	—	—	—
Amortization of unearned compensation associated with restricted shares	—	—	—	20,509	—	—	20,509
Comprehensive income:
Net income	—	—	—	—	3,630,030	—	3,630,030
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $227,104	—	—	—	—	—	370,536	370,536
Total comprehensive income							4,000,566

Balances, September 30, 2004	8,389,232	$8,389,232	$44,376,307	$(59,750)	$3,440,875	$521,072	$56,667,736

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee incentive common stock options	18,619	18,619	124,951	—	—	—	143,570
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	16,366	16,366	403,601	(419,967)	—	—	—
Amortization of unearned compensation associated with restricted shares	—	—	—	128,920	—	—	128,920
Comprehensive income:
Net income	—	—	—	—	5,817,165	—	5,817,165
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $661,294	—	—	—	—	—	(1,078,951)	(1,078,951)
Total comprehensive income							4,738,214

Balances, September 30, 2005	8,424,217	$8,424,217	$44,904,859	$(328,297)	$10,944,188	$(1,054,088)	$62,890,879

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net income	$5,817,165	$3,630,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities	838,169	779,114
Depreciation and amortization	1,422,019	859,050
Provision for loan losses	1,450,244	1,814,322
Gain on sale of investment securities, net	(114,410)	(357,196)
Gain on loans and loan participations sold	(899,393)	(979,621)
Deferred tax benefit	(460,109)	(815,392)
Mortgage loans held for sale:
Loans originated	(74,482,774)	(53,019,828)
Loans sold	70,543,400	50,122,637
Increase in other assets	(3,218,949)	(760,960)
Increase (decrease) in other liabilities	1,152,851	(1,542,667)

Net cash provided by (used in) operating activities	2,048,213	(270,511)

Investing activities:
Activities in securities available-for-sale:
Purchases	(70,642,913)	(105,297,755)
Sales	6,791,867	28,461,405
Maturities, prepayments and calls	22,642,721	25,633,457

	(41,208,325)	(51,202,893)

Net increase in loans	(131,731,769)	(138,003,630)
Purchases of premises and equipment and software	(3,334,110)	(3,368,633)
Purchases of other assets	(827,850)	(730,550)

Net cash used in investing activities	(177,102,054)	(193,305,706)

Financing activities:
Net increase in deposits	217,900,717	151,290,485
Net increase in securities sold under agreements to repurchase	35,723,929	7,907,928
Advances from Federal Home Loan Bank:
Issuances	27,000,000	36,000,000
Payments	(56,000,000)	(29,000,000)
Dividends paid to preferred shareholders of PNFP Properties, Inc.	(7,811)	—
Net proceeds from issuance of common stock	—	18,192,167
Proceeds from the issuance of subordinated debt	20,619,000	—
Exercise of common stock options	143,570	118,113

Net cash provided by financing activities	245,379,405	184,508,693

Net increase (decrease) in cash and cash equivalents	70,325,564	(9,067,524)
Cash and cash equivalents, beginning of period	26,745,787	47,184,050

Cash and cash equivalents, end of period	$97,071,351	$38,116,526

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 (inception) and is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market area of Davidson County and the surrounding counties. Pinnacle National commenced its banking operations on October 27, 2000. PFP Title Company is a wholly-owned subsidiary of Pinnacle National. PFP Title Company sells title insurance policies to Pinnacle National customers and others. PNFP Holdings, Inc. is a wholly-owned subsidiary of PFP Title Company and is the parent of PNFP Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Pinnacle Community Development, Inc. is a wholly-owned subsidiary of Pinnacle National and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of the Treasury. PNFP Statutory Trust I and PNFP Statutory Trust II, wholly-owned subsidiaries of Pinnacle Financial, were created for the exclusive purpose of issuing capital trust preferred securities. Pinnacle Advisory Services, Inc. was established as a registered investment advisor pursuant to regulations promulgated by the Board of Governors of the Federal Reserve System. Pinnacle Credit Enhancement Holdings, Inc. was established as a holding company to own a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between high net worth individuals and borrowers in certain financial transactions whereby the individuals, for certain fees and other consideration, provide borrowers enhanced collateral in the form of letters of credit issued by the individuals for the benefit of banks and other financial institutions extending credit to such borrowers.
     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation, other than the accounts of PNFP Statutory Trust I, PNFP Statutory Trust II, and Collateral Plus, LLC which are included in these consolidated financial statements pursuant to the equity method of accounting.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Pinnacle Financial’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission.
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
     Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the nine months ended September 30, 2005 and 2004 as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the nine months ended September 30,
	2005	2004
Cash Payments:
Interest	$10,692,618	$5,133,310
Income taxes	2,660,133	3,061,817
Noncash Transactions:
Transfers of available-for-sale securities to held-to-maturity	—	27,655,669
Loans charged-off to the allowance for loan losses	125,449	111,406
Loans foreclosed upon with repossessions transferred to other assets	34,750	—
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
     As of September 30, 2005 and 2004, there were common stock options outstanding to purchase up to 1,237,623 and 1,063,550 common shares, respectively. Substantially all of these options have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock for the respective reporting period, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and nine months ended September 30, 2005 and 2004. Additionally, as of September 30, 2005, Pinnacle Financial had dilutive warrants outstanding to purchase 406,000 common shares which have also been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and nine months ended September 30, 2005 and 2004.
     The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share calculation:
Numerator — Net income	$2,078,243	$1,390,533	$5,817,165	$3,630,030
Denominator — Average common shares outstanding	8,417,980	7,832,512	8,402,916	7,537,856
Basic net income per share	$0.25	$0.18	$0.69	$0.48

Diluted earnings per share calculation:
Numerator — Net income	$2,078,243	$1,390,533	$5,817,165	$3,630,030
Denominator — Average common shares outstanding	8,417,980	7,832,512	8,402,916	7,537,856
Dilutive shares contingently issuable	1,077,207	1,024,503	1,052,840	913,583

Average dilutive common shares outstanding	9,495,187	8,857,015	9,455,756	8,451,439
Diluted net income per share	$0.22	$0.16	$0.62	$0.43
     Stock-Based Compensation — Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the equity incentive plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income per share would have been adjusted to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$2,078,243	$1,390,533	$5,817,165	$3,630,030
Add: Compensation expense recognized in the accompanying consolidated financial statements	70,038	12,609	79,260	12,609
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(154,057)	(85,030)	(395,838)	(224,955)

Pro forma net income	$1,994,224	$1,318,112	$5,500,587	$3,417,684

Per share information:
Basic net income As reported	$0.25	$0.18	$0.69	$0.48
Pro forma	$0.24	$0.17	$0.65	$0.45
Diluted net income As reported	$0.22	$0.16	$0.62	$0.43
Pro forma	$0.21	$0.15	$0.58	$0.40
     For purposes of these calculations, the fair value of options granted for the nine months ended September 30, 2005 and 2004 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2005	2004
Risk free interest rate	2.45%	1.12%
Expected life of the options	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
Expected volatility	40.0%	29.7%
Weighted average fair value	$9.11	$4.15
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
     Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Adoption did not have a material impact on the 2005 consolidated financial position or results of operations of Pinnacle Financial.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. On April 14, 2005, the Securities and Exchange Commission deferred implementation of SFAS No. 123R for registrants until the next fiscal year following June 15, 2005. Pinnacle Financial is currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.
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
     Reclassifications — Certain prior period amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no impact on net income or loss during any period. In the statements of income for the three and nine months ended September 30, 2005 and 2004, Pinnacle Financial has reclassified noninterest income previously reported as “Fees from the origination of mortgage loans” to “Gain on loans and loan participations sold”. Additionally, sales commission expenses associated with mortgage loan originations previously included in “Compensation and employee benefits” have been reclassified to offset mortgage origination fees included in noninterest income as “Gain on loans and loan participations sold”.
Note 2. Securities
     The amortized cost and fair value of securities at September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	25,915,830	17,113	166,197	25,766,746
Mortgage-backed securities	163,308,814	63,044	1,763,162	161,608,696
State and municipal securities	29,979,018	124,496	140,652	29,962,862
Corporate notes	2,304,089	—	77,930	2,226,159

	$221,507,751	$204,653	$2,147,941	$219,564,463

Securities held-to-maturity:
U.S. government agency securities	$9,602,974	$—	$236,452	$9,366,522
State and municipal securities	17,746,863	—	315,231	17,431,632

	$27,349,837	$—	$551,683	$26,798,154

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

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At September 30, 2005, the unamortized amount approximated $243,000.
     Pinnacle Financial realized approximately $114,000 in net gains from the sale of $6,792,000 of available-for-sale securities during the nine months ended September 30, 2005 and $357,000 in net gains on the sale of $28,461,000 of available-for-sale securities during the nine months ended September 30, 2004. Gross realized gains amounted to $114,000 on the sale of $6.8 million of available-for-sale securities during the nine months ended September 30, 2005. There were no losses on the sale of securities during the nine months ended September 30, 2005. Gross realized gains amounted to $421,000 on the sale of $14.5 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $13.9 million of available-for-sale securities during the nine months ended September 30, 2004.
     At September 30, 2005, approximately $177,112,000 of Pinnacle Financial’s securities portfolio was pledged to secure public fund deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase.
     At September 30, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		September 30, 2005 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$27,044,506	$(201,179)	$13,469,750	$(280,250)	$40,514,256	$(481,429)
Mortgage-backed securities	113,494,419	(994,863)	33,909,732	(768,298)	147,404,151	(1,763,161)
State and municipal securities	14,446,665	(132,813)	10,197,595	(244,291)	24,644,260	(377,104)
Corporate notes	809,240	(13,892)	1,416,919	(64,038)	2,226,159	(77,930)

Total temporarily-impaired securities	$155,794,830	$(1,342,747)	$58,993,996	$(1,356,877)	$214,788,826	$(2,699,624)

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2005, Pinnacle Financial had several issuances that had been in an unrealized loss position for more than twelve months. At September 30, 2005, the amortized cost of these securities was approximately $60,351,000 compared to a fair value of $58,994,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.
Note 3. Loans and Allowance for Loan Losses
     The composition of loans at September 30, 2005 and December 31, 2004 is summarized as follows:

	2005	2004
Commercial real estate — Mortgage	$141,310,387	$117,122,607
Commercial real estate — Construction	29,942,416	8,427,763
Commercial — Other	225,524,384	189,456,385

Total Commercial	396,777,187	315,006,755

Consumer real estate — Mortgage	160,974,808	126,907,581
Consumer real estate — Construction	28,611,242	14,990,739
Consumer — Other	17,861,871	15,457,144

Total Consumer	207,447,921	157,355,464

Total Loans	604,225,108	472,362,219
Allowance for loan losses	(7,231,378)	(5,650,014)

Loans, net	$596,993,730	$466,712,205

     Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. During the second quarter of 2005, Pinnacle Financial changed from using the Standard Industry Code classification system to the North American Industry Classification System. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at September 30, 2005 and December 31, 2004:

	2005	2004
Trucking industry	$47,667,464	$43,106,825
Operators of nonresidential buildings	45,119,763	27,509,859
Land subdividers	33,497,595	12,660,605
Operators of residential buildings and dwellings	23,357,109	16,413,550
     Changes in the allowance for loan losses for the nine months ended September 30, 2005 and for the year ended December 31, 2004 are as follows:

	2005	2004
Balance at beginning of period	$5,650,014	$3,718,598
Charged-off loans	(125,449)	(1,032,378)
Recovery of previously charged-off loans	256,569	15,371
Provision for loan losses	1,450,244	2,948,423

Balance at end of period	$7,231,378	$5,650,014

     At September 30, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $13,990,000 to certain directors, executive officers, and their related entities of which $7,548,000 had been drawn upon. At December 31, 2004, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $6,565,000 to certain directors, executive officers, and their related entities, of which $4,437,000 had been drawn upon. The terms of these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At September 30, 2005 and 2004, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $61,000 and $1,332,000 at September 30, 2005 and 2004, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had all nonaccrual loans, including those previously on nonaccrual status prior to September 30, 2005 and 2004, been on accruing status, interest income would have been higher by $32,000 and $26,000 for the nine months ended September 30, 2005 and 2004, respectively.
Note 4. Income Taxes
     Income tax expense for the three and nine months ended September 30, 2005 and 2004 consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Current tax expense:
Federal	$742,824	$764,041	$2,678,092	$1,994,971
State	822	187,316	93,472	418,200

Total current tax expense	743,646	951,357	2,771,564	2,413,171

Deferred tax benefit:
Federal	37,534	(316,704)	(382,960)	(676,391)
State	8,201	(64,756)	(77,149)	(139,001)

Total deferred tax benefit	45,736	(381,460)	(460,109)	(815,392)

Income tax expense	$789,382	$569,897	$2,311,455	$1,597,779

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2005 and 2004 to income before income taxes. A reconciliation of the differences for the nine months ended September 30, 2005 and 2004 is as follows:

	2005	2004
Income taxes at statutory rate	$2,763,731	$1,777,454
State tax expense, net of federal tax effect	10,773	191,302
Federal tax credits	(225,000)	(225,000)
Tax-exempt municipal securities	(232,716)	(86,947)
Other items	(5,333)	(59,030)

Income tax expense	$2,311,455	$1,597,779

     The effective tax rate for Pinnacle Financial is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized over the next seven years. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the years ended December 31, 2005 and 2004 is $300,000 in each year. Pinnacle Financial believes that it and its subsidiary will continue to comply with the various regulatory provisions of the New Markets Tax Credit program such that it will be able to claim the credit in its Federal income tax return in 2005. Also, during 2004, Pinnacle National formed a real estate investment trust which provides Pinnacle Financial with an alternative vehicle for raising capital. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits to Pinnacle National and Pinnacle Financial.
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
     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at September 30, 2005 and December 31, 2004 are as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,799,378	$2,162,332
Investment securities	646,054	—
Other assets	103,602	136,790

	3,549,034	2,299,122

Deferred tax liabilities:
Investment securities	—	15,240
Premises and equipment	205,675	61,743
Other liabilities	175,848	176,031

	381,523	253,014

Net deferred tax assets	$3,167,511	$2,046,108

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at September 30, 2005 is as follows:

Commitments to extend credit	$245,302,000
Standby letters of credit	56,382,000
     At September 30, 2005, the fair value of Pinnacle Financial’s standby letters of credit was $258,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Various legal claims may arise from time to time in the normal course of business. In the opinion of management, any claims outstanding at September 30, 2005 have no material effect on Pinnacle Financial’s consolidated financial statements.
Note 6. Stock Option Plans and Restricted Shares
     Pinnacle Financial has two stock option plans under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. To date, options under the plans vest in 20% increments each year over a five-year period beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.
     A summary of the plan changes during the nine months ended September 30, 2005 is as follows:

		Weighted Average
		Exercise
	Number	Price
Outstanding at December 31, 2004	1,068,350	$7.03
Granted	198,282	23.63
Exercised	(18,619)	5.84
Forfeited	(10,390)	12.75

Outstanding at September 30, 2005	1,237,623	$9.67

     The following table summarizes information about Pinnacle Financial’s stock option plan at September 30, 2005:

	Number of	Remaining	Weighted-
	Remaining	Weighted-Average	Average	Number of
Grant date	Shares	Contractual	Exercise	Shares
by year	Outstanding	Life in Years	Price	Exercisable

2000	354,140	5.2	$5.00	283,312
2001	90,020	5.4	3.82	71,596
2002	240,385	6.4	5.01	143,231
2003	175,600	7.5	8.14	67,240
2004	181,206	8.4	14.57	35,281
2005	196,272	9.4	23.62	—

	1,237,623	6.9	$9.67	600,660

     Additionally, Pinnacle Financial’s 2004 equity incentive plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights. During the third quarters of 2005 and 2004, Pinnacle Financial awarded 16,366 and 3,846, respectively, shares of restricted common stock to certain executives of Pinnacle Financial. The forfeiture restrictions on the restricted shares lapse should Pinnacle Financial achieve certain earnings and soundness targets. Earnings and soundness targets for the 2004 fiscal year were

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
achieved and the restrictions related to 1,282 shares were released. The forfeiture restrictions on the remaining restricted shares lapse in three separate tranches should Pinnacle Financial achieve certain earnings and soundness targets for the 2005, 2006 and 2007 fiscal years or earnings and soundness targets for the three year periods ended December 31, 2006 or 2007. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. As a result, at each financial reporting date, the restricted shares are marked to fair value and compensation expense is measured based on the anticipated number of shares that will ultimately vest and the timing of the vesting period. For the nine month periods ended September 30, 2005 and 2004, Pinnacle Financial recognized approximately $129,000 and $21,000, respectively, in compensation costs attributable to these awards.
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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2005 and December 31, 2004, Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At September 30, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$102,105	13.0%	$62,883	8.0%		not applicable
Pinnacle National	$87,024	11.1%	$62,692	8.0%	$78,365		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$85,260	10.9%	$31,442	4.0%		not applicable
Pinnacle National	$79,792	10.2%	$31,346	4.0%	$47,017		6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$85,260	9.3%	$36,592	4.0%		not applicable
Pinnacle National	$79,792	8.7%	$36,592	4.0%	$45,740		5.0%

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
Note 8. Investments in Affiliated Companies
     Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I and PNFP Statutory Trust II, wholly-owned statutory business trusts (collectively, the Trusts). The Trusts were formed on December 30, 2003 and September 15, 2005, respectively. Combined summary financial information for the Trusts follows (dollars in thousands):
Summary Balance Sheet

	At September 30,	At Dec. 31,
	2005	2004
Asset — Investment in subordinated debentures issued by Pinnacle Financial	$30,929	$10,310

Liabilities	$—	$—

Stockholder’s equity — Trust preferred securities	30,000	10,000
Common stock (100% owned by Pinnacle Financial)	929	310

Total stockholder’s equity	30,929	10,310

Total liabilities and stockholder’s equity	$30,929	$10,310

Summary Income Statement

	Nine months ended
	September 30,
	2005	2004
Income — Interest income from subordinated debentures issued by Pinnacle Financial	$506	$308

Net Income	$506	$308

Summary Statement of Stockholder’s Equity

	Trust			Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity
Beginning balances, December 31, 2004	$10,000	$310	$—	$10,310
Net income	—	—	506	506
Issuance of trust preferred securities	20,000	619	—	20,619
Dividends:
Trust preferred securities	—	—	(491)	(491)
Common paid to Pinnacle Financial	—	—	(15)	(15)

Ending balances, September 30, 2005	$30,000	$929	$—	$30,929

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Definitive Merger Agreement with Cavalry Bancorp, Inc.
     On October 3, 2005, Pinnacle Financial announced that it had entered into a definitive agreement to acquire all of the outstanding common stock of Cavalry Bancorp (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee with approximately $632 million in assets as of September 30, 2005. Pursuant to the agreement, Pinnacle will acquire the Cavalry common stock via a tax-free exchange whereby Cavalry shareholders will receive 0.95 shares of Pinnacle Financial common stock for each share of Cavalry common stock owned by Cavalry shareholders or approximately 6.9 million Pinnacle Financial shares. Pinnacle Financial and Cavalry are in the process of obtaining the required regulatory and shareholder approvals to consummate the merger, which is currently anticipated to close in the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at September 30, 2005 and December 31, 2004 and our results of operations for the three and nine months ended September 30, 2005 and 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid growth from our inception through the third quarter of 2005 continues to have a material impact on our financial condition and results of operations. This rapid growth resulted in net income for the three months ended September 30, 2005 of $0.22 per diluted share as compared to $0.16 per diluted share for the three months ended September 30, 2004 and net income for the nine months ended September 30, 2005 of $0.62 per diluted share as compared to $0.43 per diluted share for the nine months ended September 30, 2004. At September 30, 2005, loans totaled $604 million, as compared to $472 million at December 31, 2004, while total deposits were $789 million at September 30, 2005 compared to $571 million at December 31, 2004.
Results of Operations. Our net interest income increased to $7.5 million in the third quarter of 2005 from $5.3 million in the same period in 2004. Also, our net interest income increased to $20.8 million for the nine months ended September 30, 2005 from $14.0 million for the same period in 2004. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.48% for the three months ended September 30, 2005 compared to 3.62% for the same period in 2004. The net interest margin was 3.60% for the nine months ended September 30, 2005 compared to 3.55% for the same period in 2004.
Our provision for loan losses for the three months ended September 30, 2005 decreased $646,000 when compared to the same period in 2004 and decreased $364,000 for the nine months ended September 30, 2005 when compared to the same period in 2004. The decrease in growth in loan volumes for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004 and the partial recovery of a previously charged off loan received during the third quarter of 2005 were the primary causes for the decrease in our provision for loan losses when compared to the three months ended September 30, 2004. The primary cause for the decrease in the provision for loan losses for the most recent nine month period was a $242,000 difference between $111,000 in net charge-offs in 2004 compared to $131,000 in net recoveries in 2005. As our loan portfolio continues to grow, we expect that the growth will be considered in establishing the allowance for loan losses.
Noninterest income for the first three and nine months of 2005 compared to the same time periods in 2004 decreased by $293,000 or 18% and increased $160,000 or 4%, respectively. The decrease between 2005 and 2004 was due to our decreased revenues from gains on the sale of loans and loan participations sold and gains on the sale of investment securities.
Our growth for the first three and nine months of 2005 when compared to the same time periods in 2004 resulted in increases in noninterest expenses of approximately $1.6 million, or 41%, and $4.4 million or 41%, respectively. The growth in noninterest expense was related to increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. As we increased our number of full-time equivalent employees from 116.0 at September 30, 2004 to 153.0 at September 30, 2005, we experienced an approximate $1.0 million increase in compensation and employee benefit expense for the three months ended September 30, 2005 and approximately $2.7 million increase for the nine months ended September 30, 2005 when compared to the same periods in 2004. We expect to add additional employees in the fourth quarter of 2005 which will cause our compensation and employee benefit expense to increase in future periods. Our branch expansion efforts in 2004 and 2005 also resulted in increased noninterest expense for the first three and nine months of 2005. The increased operational expenses for the branches opened during 2004 and the Hendersonville office which was opened late in the second quarter of 2005 as well as the anticipated opening of an additional facility late in 2005 will continue to result in increased noninterest expense in future periods.

We continue to believe that a rising short-term interest rate environment is more likely than a falling rate environment over the next two quarters and that this should result in increased net interest income for us, in contrast to a falling or stagnant rate environment, primarily due to the fact that approximately 56.2% of our loan volumes are floating rate loans that reprice with adjustments to our prime lending rate or other similarly published over night interest rate indices. We also believe that we will continue to grow our balance sheet with continued emphasis on floating rate lending. However, due to increased competition for deposits in Nashville, we do not believe we will experience any meaningful margin expansion for the remainder of 2005.
Conversely, a falling rate environment could serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income could decrease at a more rapid pace.
Financial Condition. The $47 million increase in loans during the third quarter of 2005 contributed to the increase in our net income for the three months ended September 30, 2005. As we seek to increase our loan portfolio we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover loan losses in our loan portfolio, increases to the allowance for loan losses would be required through additional provision for loan losses which would decrease our earnings.
Pinnacle Financial has successfully grown its total deposits to $789 million at September 30, 2005 compared to $571 million at December 31, 2004, an increase of 38%.
We continue to believe there is broad acceptance of our business model within the Nashville area and in our target markets of small businesses and affluent clients. As a result, and because our sales pipeline remains strong at the current time, we believe we will continue to increase our loan and deposit balances for the remainder of 2005 at amounts comparable to prior periods.
Capital, Liquidity and Other Matters. At September 30, 2005, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at September 30, 2005, our bank would be considered to be “well-capitalized” pursuant to banking regulations.
In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings). This additional capital was required to support our growth. We believe our capital at September 30, 2005 is adequate to support our anticipated growth for the foreseeable future.
On September 15, 2005, PNFP Statutory Trust II (“PNFP Trust II”), a Delaware statutory trust subsidiary, issued $20,000,000 of its trust preferred securities to institutional investors. PNFP Trust II purchased $20,619,000 of the our Junior Subordinated Debt Securities due September 30, 2035 (the “Subordinated Debentures”) and we guaranteed, pursuant to a guarantee agreement, payment obligations of PNFP Trust II under the trust preferred securities. Proceeds of the issuance will provide additional capital to our bank. The Subordinated Debentures (and PNFP Trust II’s trust preferred securities) will be payable in 2035 and, until September 30, 2010, will bear interest at an annual rate equal to 5.848% per annum and thereafter at a floating rate based on a spread over three-month LIBOR which is set each quarter. We may defer the payment of interest at any time for a period up to twenty consecutive quarters provided the deferral period does not extend past the stated maturity. Except upon the occurrence of certain events resulting in a change in the capital treatment or tax treatment of the Subordinated Debentures or resulting in PNFP Trust II being deemed to be an investment company required to register under the Investment Company Act of 1940, we may not redeem the Subordinated Debentures until after September 30, 2010.
On October 3, 2005, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock of Cavalry Bancorp (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee with approximately $632 million in assets as of September 30, 2005. We and Cavalry are in the process of obtaining the required regulatory and shareholder approvals to consummate the merger, which is currently anticipated to close in the first quarter of 2006.

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
Allowance for Loan Losses (ALL). Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.
We establish the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to our consumer portfolio. These loss ratios are assigned to the various homogenous categories of the consumer portfolio (e.g., automobile, residential mortgage, home equity).
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

Results of Operations
Our results for the three and nine months ended September 30, 2005 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. Our net income for the three months ended September 30, 2005 and 2004 was $2,078,000 and $1,391,000, respectively, and was $5,817,000 and $3,630,000 for the nine months ended September 30, 2005 and 2004, respectively, as follows (dollars in thousands):

	Three Months			Nine months
	Ended September 30,		Percent	Ended September 30,		Percent
	2005	2004	Increase	2005	2004	Increase
Interest income	$12,379	$7,214	72%	$32,189	$19,105	67%
Interest expense	4,923	1,915	157	11,438	5,119	103

Net interest income	7,456	5,299	41	20,751	13,986	48
Provision for loan losses	367	1,012	(64)	1,450	1,814	(25)

Net interest income after provision for loan losses	7,089	4,287	65	19,301	12,172	59
Noninterest income	1,299	1,593	(18)	3,892	3,732	4
Noninterest expense	5,521	3,919	41	15,065	10,676	41

Net income before taxes	2,867	1,961	46	8,128	5,228	55
Income tax expense	789	570	39	2,311	1,598	45

Net income	$2,078	$1,391	49%	$5,817	$3,630	60%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended September 30, 2005, we recorded net interest income of $7,456,000, which resulted in a net interest margin of 3.48% for the period. For the three months ended September 30, 2004, we recorded net interest income of $5,299,000, which resulted in a net interest margin of 3.62% for the period. For the nine months ended September 30, 2005, we recorded net interest income of $20,751,000, which resulted in a net interest margin of 3.60% for the period. For the nine months ended September 30, 2004, we recorded net interest income of $13,986,000, which resulted in a net interest margin of 3.55% for the period.
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2005			September 30, 2004
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$587,902	$9,471	6.40%	$392,220	$5,172	5.25%
Securities:
Taxable	205,213	2,245	4.34	170,446	1,840	4.30
Tax-exempt	35,312	318	4.72	13,275	125	4.80
Federal funds sold	34,204	282	3.27	10,503	35	1.32
Other	4,075	63	7.02	3,110	42	6.08

Total interest-earning assets	866,706	12,379	5.73	589,554	7,214	4.90

Noninterest-earning assets	48,095			29,140

Total assets	$914,801			$618,694

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$64,369	242	1.49	$40,045	48	0.48
Savings and money market	266,327	1,408	2.10	173,577	374	0.86
Certificates of deposit	274,303	2,319	3.35	186,596	1,072	2.29

Total interest-bearing deposits	604,999	3,969	2.60	400,218	1,494	1.48
Securities sold under agreements to repurchase	63,337	400	2.50	25,953	33	0.51
Federal funds purchased and other	—	—	—	1,871	7	4.45
Federal Home Loan Bank advances	41,456	336	3.22	49,000	266	2.16
Subordinated debt	13,896	218	6.22	10,310	115	4.43

Total interest-bearing liabilities	723,688	4,923	2.72	487,352	1,915	1.57
Non-interest bearing demand deposits	125,447	—	—	85,082	—	—

Total deposits and interest-bearing liabilities	849,135	4,923	2.30	572,434	1,915	1.33

Other liabilities	3,328			2,392
Stockholders’ equity	62,338			43,868

Total liabilities and stockholders’ equity	$914,801			$618,694

Net interest income		$7,456			$5,299

Net interest spread (2)			3.01%			3.33%
Net interest margin (3)			3.48%			3.62%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

	Nine months ended			Nine months ended
	September 30, 2005			September 30, 2004
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate(1)	Balances	Interest	Rate(1)
Interest-earning assets:
Loans	$537,842	$24,428	6.08%	$348,180	$13,625	5.23%
Securities:
Taxable	194,993	6,401	4.39	156,000	4,946	4.24
Tax-exempt	28,657	758	4.67	11,572	310	4.61
Federal funds sold	19,311	436	3.02	14,527	110	1.01
Other	3,694	166	6.92	2,786	115	6.22

Total interest-earning assets	784,497	32,189	5.53	533,065	19,105	4.82

Noninterest-earning assets	46,846			27,732

Total assets	$831,343			$560,797

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$59,919	403	0.90	$36,886	134	0.48
Savings and money market	235,697	3,012	1.71	158,507	956	0.81
Certificates of deposit	247,773	5,585	3.01	174,112	2,903	2.23

Total interest-bearing deposits	543,389	9,000	2.21	369,505	3,993	1.44
Securities sold under agreements to repurchase	50,456	803	2.13	19,448	54	0.37
Federal funds purchased and other	1,796	45	3.31	2,113	21	1.33
Federal Home Loan Bank advances	48,880	1,084	2.97	45,705	743	2.17
Subordinated debt	11,505	506	5.89	10,310	308	3.99

Total interest-bearing liabilities	656,027	11,438	2.33	447,081	5,119	1.53
Non-interest bearing demand deposits	112,771	—	—	73,116	—	—

Total deposits and interest-bearing liabilities	768,798	11,438	1.99	520,197	5,119	1.31

Other liabilities	2,436			2,228
Stockholders’ equity	60,109			38,372

Total liabilities and stockholders’ equity	$831,343			$560,797

Net interest income		$20,751			$13,986

Net interest spread (2)			3.20%			3.29%
Net interest margin (3)			3.60%			3.55%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.
As noted above, the net interest margin for the third quarter of 2005 was 3.48% compared to a net interest margin of 3.62% for the same period in 2004, a decrease of 0.14%. Additionally, the net interest margin for the first nine months of 2005 was 3.60% compared to a net interest margin of 3.55% for the same period in 2004, an increase of 0.05%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields increased 1.15% between the third quarter of 2005 and 2004 and 0.85% between the first nine months of 2005 when compared to the same period in 2004. Approximately 56.2% of our loans are floating rate loans at September 30, 2005 compared to 56.0% at December 31, 2004 and 55.8% at September 30, 2004. The interest rates charged these borrowers are tied, in substantially all cases, to our prime rate which is usually less than fixed rate loan yields. Our weighted average prime rate for the first nine months of 2005 was 5.93% compared to 4.34% for the same period in 2004. The rates for 2005 were higher due primarily to periodic increases in our prime lending rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes in 2005, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio than in 2004. For the nine months ended September 30, 2005, average loan balances were 69% of total interest earning assets compared to 65% for the nine months ended September 30, 2004. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation contributed to the increase in the overall total interest earning asset yields of 0.83% for the third quarter of 2005 compared to the same period in 2004 and 0.71% for the first nine months of 2005 compared to the same period in 2004.

•	During 2005, overall deposit rates were higher than those rates for the comparable period in 2004. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2005, and as was the case with our prime lending rate, short-term rates were higher than in 2004. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2005 compared to the same period in 2004 which resulted in increased pressure on our net interest margin.

•	During the first nine months of 2005, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 60% of our total funding compared to 55% in 2004. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. As a result, the average rates on fundings for the first nine months of 2005 were lower than they would have been otherwise due to this change in funding mix.

•	Similarly, the short- and long-term rate environment impacts rates paid on certificates of deposit and advances from the FHLB; however, these items are also impacted by our decisions to alter the mix of maturities of the underlying accounts within these items. Furthermore, the timing of the initial sale of the certificate of deposit or the funding of the FHLB advance also impacts the rates paid on these items. Our results were impacted by certificates of deposit and advances from the FHLB that had been acquired during periods of lower interest rates. Such items matured during the interim period between the three and nine months ended September 30, 2005 and 2004, and were replaced by certificates of deposit and advances from the FHLB which had higher interest rates. These matters contributed to the increase in the rates paid on certificates of deposit and advances from the FHLB between the two periods.

•	Also impacting the net interest margin during the first three and nine months of 2005 compared to 2004 was pricing of our subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on this indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2005, the short-term interest rate environment was higher than during the three and nine months ended September 30, 2004, and, as a result, the pricing for this funding source was higher in 2005 than in 2004.
Rate and Volume Analysis. As noted above, net interest income increased by $6,765,000 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 (dollars in thousands):

	Increase (decrease) due to		Total increase
Dollar change in interest income and expense	Volume	Rate	(decrease)

Interest-earning assets:
Loans	$8,331	$2,472	$10,803
Securities:
Taxable	1,270	185	1,455
Tax-exempt	445	4	449
Federal funds sold and securities purchased under agreements to resell	46	280	326
Other	38	13	51

	10,130	2,954	13,084

Interest-bearing liabilities:
Interest checking	$114	$156	$270
Savings and money market accounts	623	1,432	2,055
Certificates of deposit	1,461	1,221	2,682

Total interest-bearing deposits	2,198	2,809	5,007
Securities sold under agreements to repurchase	189	560	749
Federal funds purchased	(6)	29	23
Federal Home Loan Bank advances	55	287	342
Subordinated debt	136	62	198

	2,572	3,747	6,319

Increase in net interest income	$7,558	$(793)	$6,765

(1)	The above amounts are presented on a fully tax equivalent basis.

(2)	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is calculated as a change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is allocated between volume change and rate change at the ratio of how much each component bears to the absolute value of their total.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $367,000 and $1,012,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,450,000 and $1,814,000 for the nine months ended September 30, 2005 and 2004, respectively.
Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at the balance sheet date. The decrease in growth in loan volumes for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004 and the partial recovery of a previously charged off loan received during the third quarter of 2005 were the primary causes for the decrease in our provision for loan losses when compared to the three months ended September 30, 2004. The primary cause for the decrease in the provision for loan losses for the most recent nine month period was a $242,000 difference between $111,000 in net charge-offs in 2004 compared to $131,000 in net recoveries in 2005. Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
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

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2005	2004	Change	2005	2004	Change
Noninterest income:
Service charges on deposit accounts	$229	$311	(26)%	$732	$706	4%
Investment services	474	465	2	1,403	1,259	11
Gain on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	375	334	12	790	523	51
Gain on loan participations sold, net	(26)	219	(112)	110	457	(76)
Gain on sale of investment securities, net	—	109	—	114	357	(68)
Other noninterest income	247	155	59	743	430	73

Total noninterest income	$1,299	$1,593	(18)%	$3,892	$3,732	4%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At September 30, 2005, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $428 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $368 million at September 30, 2004.
Service charge income for the three months ended September 30, 2005 decreased when compared to the same period in 2004 due to increases in earnings credit which is used by customers to reduce the service charges on certain commercial noninterest bearing deposit accounts offset by an overall increase in the number of deposit accounts subject to service charges. Additionally, mortgage related fees also provided for a significant portion of the increase in noninterest income between 2005 and 2004 due to increased volumes of originations and increased number of mortgage originators. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All loans are sold whereby servicing rights transfer to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Direct sales commissions paid to mortgage originators have been reclassified and offset against the fees from the origination of mortgage loans.
Another noninterest income item for the three months ended September 30, 2005 was related to our sale of certain loan participations to our correspondent banks that were primarily related to new lending transactions in excess of internal loan limits. At September 30, 2005 and pursuant to participation agreements with these correspondents, we had participated approximately $56 million of originated loans to these other banks compared to $53 million at September 30, 2004. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the net present value of the difference between the anticipated cash flow stream we are to receive from our customer and the amount that is ultimately forwarded to our correspondent. As the customer pays the loan and cash flows are forwarded to our correspondent, the asset is amortized accordingly. Conversely, should a loan be paid prior to maturity any remaining unamortized asset is charged as a reduction to gains on loan participations sold. During the third quarter of 2005, we recorded a net loss of $26,000 as a result of loans previously sold being prepaid by borrowers compared to $219,000 in net gains during the three months ended September 30, 2004. At September 30, 2005, the remaining unamortized asset associated with the cumulative gains approximated $475,000. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly.
Also included in noninterest income for the nine months ended September 30, 2005, were net gains of approximately $114,000 realized from the sale of approximately $6.8 million of available-for-sale securities.

This compares to $357,000 in gains on the sale of approximately $28.4 million of investment securities for the same period in the prior year.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2005	2004	Change	2005	2004	Change
Compensation and employee benefits:
Salaries	$2,315	$1,525	52%	$6,239	$4,302	45%
Commissions	179	241	(26)	533	530	1
Other, primarily incentives	531	393	35	1,574	1,146	37
Employee benefits	385	297	30	1,146	796	44

Total compensation and benefits	3,410	2,456	39	9,492	6,774	40

Equipment and occupancy	1,035	588	76	2,713	1,628	67
Marketing and other business development	186	158	18	479	463	3
Postage and supplies	160	154	4	454	377	20
Other noninterest expense:
Accounting and auditing	140	135	4	320	255	25
Consultants, including loan review	26	41	(37)	89	94	(6)
Legal, including borrower related charges	113	80	41	205	175	17
Regulatory fees	49	35	40	133	96	39
Directors’ fees	77	36	114	175	109	61
Insurance, including FDIC premiums	82	68	21	235	170	38
Other	243	168	45	770	535	44

Total other noninterest expense	730	563	30	1,927	1,434	34

Total noninterest expense	$5,521	$3,919	41%	$15,065	$10,676	41%

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
At September 30, 2005, we employed 153.0 full time equivalent employees compared to 116.0 at September 30, 2004. We intend to continue to add employees to our work force for the remainder of 2005, which will cause our salary costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Included in the salary and employee benefits amounts for the nine months ended September 30, 2005 and 2004, are $1,406,000 and $1,017,000, respectively, in accruals related to these variable pay awards. The accruals will fluctuate from quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. For 2004, the actual award paid equaled approximately 80% of the targeted award. The incentive plan for 2005 is structured similarly to prior year plans in that the award is based on the achievement of performance and other objectives. As of September 30, 2005, the current year accrual has been estimated at a payout percentage of approximately 100% of target. Because of the relative experience of our associates, our compensation costs are and we expect will continue to be higher on a per associate basis than other financial institutions; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.

Also, during 2004 we opened a new branch office in the West End area of Nashville and in January of 2005 opened an office in Franklin, Tennessee and late in the second quarter of 2005 we opened an office in Hendersonville, Tennessee. These branch additions contributed to the increase in our equipment and occupancy expenses in 2005 over that of 2004.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.1% in the third quarter of 2005 compared to 56.9% in the third quarter of 2004. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio will fluctuate due to many factors. Concerning expenses, each period’s efficiency ratio will be impacted by the number of new associates added and any new offices opened.
Income Taxes. The effective income tax expense rate for the three and nine months ended September 30, 2005 was approximately 27.5% and 28.4%, respectively, compared to an effective income tax expense rate for the three and nine months ended September 30, 2004 of approximately 29.1% and 30.6%, respectively. The reduction in the effective tax rate between the first nine months of 2005 and for the same period in 2004 was primarily due to additional investments in tax-exempt investment securities and the formation of a real estate investment trust during the fourth quarter of 2004 which provides us with an alternative vehicle for raising capital should we so desire. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits to us which approximated $317,000 during the nine months ended September 30, 2005.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information for the last six quarters (dollars in thousands, except per share data).

	September	June	March	December	September	June
	2005	2005	2005	2004	2004	2004
Balance sheet data, at quarter end:
Total assets	$978,539	872,076	787,436	727,139	685,408	586,313
Total loans	604,225	556,786	516,733	472,362	434,909	355,267
Allowance for loan losses	(7,231)	(6,659)	(6,198)	(5,650)	(5,434)	(4,466)
Securities	246,914	227,938	202,223	208,169	191,323	165,528
Noninterest-bearing deposits	154,440	142,794	119,212	114,318	107,469	82,491
Total deposits	788,628	689,919	619,021	570,727	541,859	467,321
Securities sold under agreements to repurchase	67,652	57,677	46,388	31,928	22,958	23,772
Advances from FHLB	24,500	49,500	51,500	53,500	51,500	47,500
Subordinated debt	30,929	10,310	10,310	10,310	10,310	10,310
Total stockholders’ equity	62,890	61,501	57,657	57,880	56,668	35,125

Balance sheet data, quarterly averages:
Total assets	$914,801	822,344	756,884	707,131	618,694	555,437
Total loans	587,902	537,313	488,313	448,611	392,220	343,974
Securities	240,525	222,172	208,253	203,728	183,721	169,192
Total earning assets	866,706	778,094	708,690	670,839	589,554	527,070
Noninterest-bearing deposits	125,447	111,937	100,929	95,123	85,082	72,812
Total deposits	730,446	640,676	597,358	562,936	485,300	439,964
Securities sold under agreements to repurchase	63,337	49,883	38,149	23,520	25,953	17,523
Advances from FHLB	41,456	54,951	50,233	48,022	49,000	45,736
Subordinated debt	13,896	10,310	10,310	10,310	10,310	10,310
Total stockholders’ equity	62,338	59,569	58,420	57,721	43,868	35,542

Statement of operations data, for the three months ended:
Interest income	$12,379	10,544	9,270	8,574	7,214	6,225
Interest expense	4,923	3,749	2,767	2,296	1,915	1,689

Net interest income	7,456	6,795	6,503	6,278	5,299	4,536
Provision for loan losses	367	483	601	1,134	1,012	449

Net interest income after provision for loan losses	7,089	6,312	5,902	5,144	4,287	4,087
Noninterest income	1,299	1,413	1,178	1,246	1,593	1,067
Noninterest expense	5,521	4,963	4,581	4,127	3,919	3,499

Income before taxes	2,867	2,762	2,499	2,263	1,961	1,655
Income tax expense	789	803	719	574	570	487

Net income	$2,078	1,959	1,780	1,689	1,391	1,168

Per share data:
Earnings — basic	$0.25	0.23	0.21	0.20	0.18	0.16
Earnings — diluted	$0.22	0.21	0.19	0.18	0.16	0.14
Book value at quarter end (1)	$7.47	7.32	6.87	6.90	6.75	4.74
Weighted avg. shares — basic	8,417,980	8,401,198	8,389,256	8,389,232	7,832,512	7,397,920
Weighted avg. shares — diluted	9,495,187	9,434,260	9,437,183	9,448,696	8,857,015	8,279,114
Common shares outstanding	8,424,217	8,405,891	8,391,371	8,389,232	8,389,232	7,404,586

(1)	Book value per share computed by dividing total stockholders’ equity by common shares outstanding

Financial Condition
Our consolidated balance sheet at September 30, 2005 reflects significant growth since December 31, 2004. Total assets grew to $979 million as of September 30, 2005, up 46% on an annualized basis from the $727 million reported at December 31, 2004. Loans as of September 30, 2005 were $604 million compared to $472 million at December 31, 2004. Total deposits increased to $789 million at September 30, 2005, compared to $571 million at December 31, 2004.
A summary of our financial condition as of September 30, 2005 and December 31, 2004 along with an annualized percent change between the two periods follows (in thousands):

	As of	As of	Percent
	Sept. 30, 2005	Dec. 31, 2004	Change (*)
Assets:
Cash and cash equivalents	$97,071	$26,746	350.6%
Securities	246,914	208,169	24.8
Mortgage loans held for sale	6,363	1,635	385.6

Loans	604,225	472,362	37.2

Less allowance for loan losses	(7,231)	(5,650)	37.3

Loans, net	596,994	466,712	37.2
Other assets	31,197	23,877	40.9

Total assets	$978,539	$727,139	46.1%

Liabilities and stockholders’ equity:
Noninterest bearing deposits	$154,440	$114,318	35.1%
Interest bearing deposits	634,188	456,409	54.9

Total deposits	788,628	570,727	50.9

Securities sold under agreements to repurchase	67,652	31,928	149.2
Federal Home Loan Bank advances	24,500	53,500	(72.3)
Subordinated debt	30,929	10,310	266.7
Other liabilities	3,940	2,794	54.6

Total liabilities	915,649	669,254	49.1
Stockholders’ equity	62,890	57,880	11.5

Total liabilities and stockholders’ equity	$978,539	$727,139	46.1%

(*)	Percent change is computed on an annualized basis.
Loans. The composition of loans at September 30, 2005 and December 31, 2004 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2005		2004
	Amount	%	Amount	%
Commercial real estate — Mortgage	$141,310	23.4%	$117,123	24.8%
Commercial real estate — Construction	29,942	5.0	8,428	1.8
Commercial — Other	225,525	37.3	189,456	40.1

Total commercial	396,777	65.7	315,007	66.7

Consumer real estate — Mortgage	160,975	26.6	126,907	26.9
Consumer real estate — Construction	28,611	4.7	14,991	3.2
Consumer — Other	17,862	3.0	15,457	3.3

Total consumer	207,448	34.3	157,355	33.3

Total loans	$604,225	100.0%	$472,362	100.0%

     The following table classifies our fixed and variable rate loans at September 30, 2005 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years along with percentage comparisons to December 31, 2004. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2005			Percentages to total loans
	Fixed	Variable		at Sept. 30,	at Dec. 31,
	Rates	Rates	Total	2005	2004
Based on contractual maturities:
Due within one year	$13,165	$199,225	$212,390	35.2%	31.4%
Due in one year through five years	129,598	104,219	233,817	38.7	40.8
Due after five years	36,480	121,538	158,018	26.1	27.8

	$179,243	$424,982	$604,225	100.0%	100.0%

Based on contractual repricing dates:
Floating rate	$—	$339,823	$339,823	56.2%	56.0%
Reprice within one year	13,165	37,671	50,836	8.4	9.1
Reprice in one year through five years	129,598	39,169	168,767	28.0	28.8
Reprice after five years	36,480	8,319	44,799	7.4	6.1

	$179,243	$424,982	$604,225	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.
Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, industry concentrations, financial deterioration of borrowers, fraud, and any violation of banking laws and regulations.
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrowers and by periodically reviewing our borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral.
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2005, we had one loan for $61,000 on nonaccruing status. An estimate of the loss related to these nonaccrual loans has been incorporated into our ALL methodology.
There were approximately $8,000 in loans at September 30, 2005 which were 90 days past due and still accruing interest. At September 30, 2005 and December 31, 2004, no loans were deemed to be a restructured loan. Additionally, during the nine months ended September 30, 2005, we foreclosed on a single piece of property collateralizing one consumer loan. The foreclosed property was placed in Pinnacle National’s other real estate owned. During the second quarter of 2005, we recorded a loss on transferring this property to other real estate of $43,000. This property was subsequently sold during the third quarter of 2005 at an additional loss of approximately $5,000. We had no repossessed real estate properties classified as other real estate owned at December 31, 2004. The following table is a summary of our nonperforming assets at September 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Nonaccrual loans (1)	$61	$561
Restructured loans	—	—
Other real estate owned	—	—

Total nonperforming assets	61	561
Accruing loans past due 90 days or more	8	146

Total nonperforming assets and accruing loans past due 90 days or more	$69	$707

Total loans outstanding	$604,225	$472,362

Allowance for loan losses	$7,231	$5,650

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.01%	0.15%

Ratio of total nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	0.10%	12.5%

(1)	Interest income that would have been recorded during the first nine months of 2005 related to nonaccrual loans was $32,000 compared to $41,000 for the year ended December 31, 2004, none of which is included in interest income or net income for the applicable periods.
Potential problem assets, which are not included in nonperforming assets, amounted to $2,264,000 at September 30, 2005 or 0.37% of total loans compared to $24,000 or 0.01% at December 31, 2004. Approximately $1.2 million of this increase was attributable to a provider of audio/video services to the convention industry. Pinnacle Financial is monitoring this relationship and currently believes that the financial condition of this borrower will improve. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.
Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of September 30, 2005 and December 31, 2004, our allowance for loan losses was $7,231,000 and $5,650,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.
Approximately 65.7% of our loan portfolio at September 30, 2005 and 66.7% at December 31, 2004 consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We do have credit exposure exceeding 25% of our bank’s total risk-based capital of loans outstanding plus unfunded lines and letters of credit to borrowers in the following industries as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Trucking industry	$47,667	$43,107
Operators of nonresidential buildings	45,120	27,510
Land subdividers	33,498	12,661
Operators of residential buildings and dwellings	23,357	16,414
We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At September 30, 2005 and December 31, 2004, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of September 30, 2005 and December 31, 2004 and the percentage (%) of loans in each category to the total loans (dollars in thousands):

	2005		2004
	Amount	%	Amount	%
Commercial real estate — Mortgage	$1,474	23.4%	$1,205	24.8%
Commercial real estate — Construction	484	5.0	188	1.8
Commercial — Other	2,207	37.3	1,711	40.1

Total commercial	4,165	65.7	3,104	66.7

Consumer real estate — Mortgage	1,181	26.6	869	26.9
Consumer real estate — Construction	68	4.7	39	3.2
Consumer — Other	446	3.0	396	3.3

Total consumer	1,695	34.3	1,304	33.3

Unallocated	1,371	NA	1,242	NA

Total loans	$7,231	100.0%	$5,650	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2005 and the year ended December 31, 2004 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2005	2004
Balance at beginning of period	$5,650	$3,719
Provision for loan losses	1,450	2,948
Charged-off loans:
Commercial real estate — Mortgage	—	—
Commercial real estate — Construction	—	—
Commercial — Other	—	—
Consumer real estate — Mortgage	(38)	(884)
Consumer real estate — Construction	—	—
Consumer — Other	(87)	(148)

Total charged-off loans	(125)	(1,032)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	—
Commercial real estate — Construction	—	2
Commercial — Other	2	—
Consumer real estate — Mortgage	231	—
Consumer real estate — Construction	—	—
Consumer — Other	23	13

Total recoveries of previously charged-off loans	256	15

Net (charge-offs) recoveries	131	(1,017)

Balance at end of period	$7,231	$5,650

Ratio of the allowance for loan losses to total loans outstanding at end of period	1.20%	1.20%

Ratio of net charge-offs (recoveries) to average loans outstanding for the period (1)	(0.03)%	0.27%

(1)	The ratio of net charge-off’s to average loans outstanding for the nine months ended September 30, 2005 was computed by annualizing the net charge-off amount to a twelve-month period.
During the first nine months of 2005, we charged-off $125,000 related to several consumer loans. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs, and we will consider the amount and nature of our charge-offs and other factors in determining the adequacy of our allowance for loan losses.

Investments. The following table summarizes the amortized cost and fair value of our securities at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	25,916	17	166	25,767
Mortgage-backed securities	163,309	63	1,763	161,609
State and municipal securities	29,979	125	141	29,963
Corporate notes	2,304	—	78	2,226

	$221,508	$205	$2,148	$219,565

Securities held-to-maturity:
U.S. government agency securities	$17,747	$—	$316	$17,431
State and municipal securities	9,603	—	236	9,367

	$27,350	$—	$552	$26,798

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,165	129	20	27,274
Mortgage-backed securities	138,851	348	672	138,527
State and municipal securities	12,486	72	55	12,503
Corporate notes	2,315	—	45	2,270

	$180,817	$549	$792	$180,574

Securities held-to-maturity:
U.S. government agency securities	$17,746	$1	$299	$17,448
State and municipal securities	9,850	—	163	9,687

	$27,596	$1	$462	$27,135

On March 31, 2004, Pinnacle National transferred $27.7 million of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of its holdings of Tennessee municipal securities and several of its longer-term agency securities. These securities were selected for the held-to-maturity classification because we have the ability and intent to hold such securities until their maturity. The unrealized gain on such securities as of the date of transfer was $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and will be amortized over the remaining lives of the respective held-to-maturity securities. As of September 30, 2005, the remaining unamortized unrealized gain of the respective held-to-maturity securities was $243,000.
We realized approximately $114,000 in net gains from the sale of $6,792,000 of available-for-sale securities during the nine months ended September 30, 2005 and $357,000 in net gains on the sale of $28,461,000 of available-for-sale securities during the nine months ended September 30, 2004. Gross realized gains amounted to $114,000 on the sale of $6.8 million of available-for-sale securities during the nine months ended September 30, 2005. Gross realized gains amounted to $421,000 on the sale of $14.5 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $13.9 million of available-for-sale securities during the nine months ended September 30, 2004.
The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of September 30, 2005 and December 31, 2004 (dollars in thousands):

			U.S. government		State and
	U.S. Treasury		agency		municipal		Corporate
	securities		securities		securities		securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2005:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	12,475	4.2%	4,372	4.4%	2,226	3.4	19,073	3.8%
Due in five years to ten years	—	—	13,292	4.8%	17,573	5.2%	—	—	30,865	5.0%
Due after ten years	—	—	—	—%	8,018	5.5%	—	—	8,018	5.5%

	$—	—%	$25,767	4.5%	$29,963	5.2%	$2,226	3.4%	$57,956	4.7%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	15,750	4.2%	3,430	4.9%	—	—	19,180	4.3%
Due in five years to ten years	—	—	1,997	4.8%	6,173	5.1%	—	—	8,170	5.0%
Due after ten years	—	—	—	—%	—	—%	—	—	—	—%

	$—	—%	$17,747	4.3%	$9,603	5.0%	$—	—%	$27,350	4.5%

December 31, 2004:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	2,982	3.5%	—	—	2,270	3.4%	5,252	3.5%
Due in five years to ten years	—	—	23,001	4.7%	7,408	5.0%	—	—	30,410	4.7%
Due after ten years	—	—	1,291	5.5%	5,094	5.4%	—	—	6,385	5.4%

	$—	—%	$27,274	4.6%	$12,503	5.2%	$2,270	3.4%	$42,047	4.5%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—	3,250	4.1%	844	4.3%	—	—	4,094	4.2%
Due in five years to ten years	—	—	14,546	4.3%	7,953	5.0%	—	—	22,450	4.6%
Due after ten years	—	—	—	—%	1,053	5.3%	—	—	1,052	5.3%

	$—	—%	$17,746	4.3%	$9,850	5.0%	$—	—%	$27,596	4.5%

(1)	We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average tax equivalent yield for each maturity range using the acquisition price of each security in that range.

At September 30, 2005, the fair value of our mortgage-backed securities portfolio approximated $161.6 million compared to $138.5 million at December 31, 2004. All of these securities were included in our securities available-for-sale portfolio. A statistical comparison of our mortgage-backed portfolio at September 30, 2005 and December 31, 2004 follows:

	September 30, 2005		December 31, 2004
Weighted average life	4.73	years	5.01	years
Weighted average coupon		5.33%		5.18%
Tax equivalent yield		4.58%		4.46%
Modified duration (*)		3.59%		3.63%

(*) Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.
At September 30, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (dollars in thousands):

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		September 30, 2005 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$27,045	$(201)	$13,470	$(280)	$40,515	$(481)
Mortgage-backed securities	113,494	(995)	33,910	(768)	147,404	(1,763)
State and municipal securities	14,447	(133)	10,197	(244)	24,644	(377)
Corporate notes	809	(14)	1,417	(64)	2,226	(78)

Total temporarily-impaired securities	$155,795	$(1,343)	$58,994	$(1,356)	$214,789	$(2,699)

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2005, we had several issuances that had been in an unrealized loss position for more than twelve months. At September 30, 2005, the amortized cost of these securities was approximately $60,351,000 compared to a fair value of $58,994,000. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.
Deposits and Other Borrowings. We had approximately $789 million of deposits at September 30, 2005 compared to $571 million at December 31, 2004. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $67.7 million at September 30, 2005 compared to $31.9 million at December 31, 2004. Additionally, at September 30, 2005, we had borrowed $24.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $53.5 million at December 31, 2004.
Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
Core funding:
Noninterest-bearing demand deposits	$154,440	16.9%	$114,318	17.2%
Interest-bearing demand deposits	68,957	7.6	51,752	7.8
Savings and money market deposits	292,022	32.0	199,058	29.9
Time deposits less than $100,000	38,440	4.2	39,805	5.9

Total core funding	553,859	60.7	404,933	60.8

Non-core funding:
Time deposits greater than $100,000:
Public funds	90,909	10.0	61,377	9.2
Brokered deposits	60,189	6.6	43,431	6.5
Other time deposits greater than $100,000	83,670	9.2	60,986	9.2
Securities sold under agreements to repurchase	67,652	7.4	31,928	4.8
Federal Home Loan Bank advances	24,500	2.7	53,500	8.0
Subordinated debt	30,929	3.4	10,310	1.5

Total non-core funding	357,849	39.3	261,532	39.2

Total deposits and other funding	$911,709	100.0%	$666,465	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of September 30, 2005 and December 31, 2004 amounted to $234.7 million and $165.8 million, respectively. The following table shows our time deposits over $100,000 by category at September 30, 2005 and December 31, 2004, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

	September 30, 2005	December 31, 2004
Three months or less	$70,255	$54,274
Over three but less than six months	62,761	35,824
Over six but less than twelve months	34,042	27,627
Over twelve months	67,710	48,069

Total time deposits greater than $100,000	$234,768	$165,794

Subordinated debt. In 2003, we established PNFP Statutory Trust I, and in September of 2005, we established PNFP Statutory Trust II (collectively, the “Trusts”). Both are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and owns $929,000 of the Trusts’ common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $30,000,000 and using the proceeds from the issuance of the common and preferred securities to purchase $30,929,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. Our $929,000 investment in the Trusts is included in other assets and the $30,929,000 obligation of Pinnacle Financial is included in subordinated debt.
The Trust Preferred Securities issued in 2003 bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter and mature on December 30, 2033. The Trust Preferred Securities issued in 2005 bear a fixed rate of interest of 5.848% for the first five years and then at a floating rate based on a spread over 3-month LIBOR which is set each quarter and mature on September 30, 2035. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. Our obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

The Subordinated Debentures issued in 2003 are unsecured and bear interest at a rate based on a spread over 3-month LIBOR (equal to the spread paid by the Trusts on the Trust Preferred Securities) which is set each quarter. The Subordinated Debentures issued in 2005 bear a fixed rate of interest of 5.848% for the first five years and then bear interest at a floating rate based on a spread over 3-month LIBOR which is set each quarter. Interest is payable quarterly on each of the debentures. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares will be restricted.
The Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for PNFP Statutory Trust I and on or after September 30, 2010 for PNFP Statutory Trust II. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trusts becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
Capital Resources. At September 30, 2005 and December 31, 2004, our stockholders’ equity amounted to $62.9 million and $57.9 million, respectively. The change in stockholders’ equity between December 31, 2004 and September 30, 2005 was primarily attributable to our net income for the nine months ended September 30, 2005 of $5.8 million less our other comprehensive loss of $1.1 million attributable to the decrease in the unrealized fair value of our available-for-sale securities portfolio. Additionally, during the first nine months of 2005, we received approximately $144,000 in proceeds from our associates through the exercise of incentive stock options granted to them previously.
Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At September 30, 2005 and December 31, 2004, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. At September 30, 2005 and December 31, 2004, Pinnacle National was categorized as “well-capitalized”. To be categorized as “well-capitalized”, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, Pinnacle Financial and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual, minimum and “well-capitalized” capital amounts and ratios at September 30, 2005 and December 31, 2004:

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$102,105	13.0%	$62,883	8.0%	not applicable
Pinnacle National	$87,024	11.1%	$62,692	8.0%	$78,365	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$85,260	10.9%	$31,442	4.0%	not applicable
Pinnacle National	$79,792	10.2%	$31,346	4.0%	$47,019	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$85,260	9.3%	$36,592	4.0%	not applicable
Pinnacle National	$79,792	8.7%	$36,592	4.0%	$45,740	5.0%

					Minimum
					To Be “Well-Capitalized”
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2004

Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

(*)	Average assets for the above calculations were as of the most recent quarter for each period noted.
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
Return on Assets and Stockholders’ Equity. The following table shows return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the nine month period ended September 30, 2005 compared to the year ended December 31, 2004.

	2005	2004
Return on average assets	0.94%	0.89%
Return on average equity	12.94%	12.31%
Dividend payout ratio	—%	—%
Average equity to average assets ratio	7.23%	7.23%

(1)	The return on average assets and return on average equity for the nine months ended September 30, 2005 was computed by annualizing the numerator to a twelve-month period.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2005 and December 31, 2004, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2005, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $24.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
October 14, 2005	$3,000	3.10%
December 30, 2005	3,000	2.40
January 27, 2006	2,000	2.79
March 10, 2006	3,000	1.97
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
September 29, 2006	4,000	2.39
January 26, 2007	2,000	3.24

Total	$24,500

Weighted average interest rate		2.51%

At September 30, 2005, brokered certificates of deposit approximated $60.2 million which represented 6.6% of total fundings compared to $43.4 million and 6.5% at December 31, 2004. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At September 30, 2005, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in the Nashville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA.
The following table presents additional information about our contractual obligations as of September 30, 2005, which by their terms have contractual maturity and termination dates subsequent to September 30, 2005 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Contractual obligations:
Certificates of deposit	$196,431	$68,940	$7,838	$—	$273,209
Securities sold under agreements to repurchase	67,652	—	—	—	67,652
Federal Home Loan Bank advances	22,500	2,000	—	—	24,500
Subordinated debt	—	—	—	30,929	30,929
Minimum operating lease commitments	945	1,960	1,992	9,696	14,593

Totals	$287,528	$72,900	$9,830	$40,625	$410,883

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At September 30, 2005, we had outstanding standby letters of credit of $56.4 million and unfunded loan commitments outstanding of $245.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At September 30, 2005, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of September 30, 2005, which by their terms have contractual maturity dates subsequent to September 30, 2005 (dollars in thousands):

	Next 12	13-36	37-60	More than
	Months	Months	Months	60 Months	Totals
Unfunded commitments:
Letters of credit	$44,207	$8,589	$3,586	$—	$56,382
Lines of credit	134,063	40,958	12,762	57,519	245,302

Totals	$178,270	$49,547	$16,258	$57,519	$301,684

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
Recent Accounting Pronouncements
In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and Pinnacle Financial began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after September 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, we are not able to determine whether the adoption of these new provisions will have a material impact on our consolidated financial position or results of income.
Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Adoption did not have a material impact on the 2005 consolidated financial position or results of operations of Pinnacle Financial.
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. On April 14, 2005, the Securities and Exchange Commission deferred implementation of SFAS No. 123R for registrants until the next fiscal year following September 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 39 through 42 of Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Changes in Internal Controls
During the fiscal quarter ended September 30, 2005 and due to the growth experienced by Pinnacle Financial since inception, Pinnacle Financial enhanced its internal control processes by implementing a comprehensive risk management system. This risk management system incorporates policy monitoring and management and internal control process review in those areas of Pinnacle Financial where risk management is critical to the management of Pinnacle Financial’s overall risk profile. The comprehensive risk management process is performed on a quarterly basis and is under the oversight of Pinnacle Financial’s Chief Administrative Officer. Four other senior officers are also responsible for various components of the process, including Pinnacle Financial’s Chairman of the board of directors, the Chief Executive Officer, the Chief Financial Officer and the Senior Credit Officer. The results of the quarterly process are reported to the board of directors.
There were no other changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended September 30, 2005
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
2.1	Agreement and Plan of Merger dated as of September 30, 2005 between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (incorporated herein by reference to Appendix A to the joint proxy statement/prospectus that is a part of the Registration Statement on Form S-4 (Registration No. 333-129076) of Pinnacle Financial Partners, Inc. filed with the Securities and Exchange Commission on October 17, 2005. Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request.

10.1	Employment agreement dated September 30, 2005 by and among Pinnacle National Bank and Ed C. Loughry, Jr. (incorporated herein by reference to the Registration Statement on Form S-4 (Registration No. 333-129076) of Pinnacle Financial Partners, Inc. filed with the Securities and Exchange Commission on October 17, 2005. (*)

10.2	Employment agreement dated September 30, 2005 by and among Pinnacle National Bank and William S. Jones (incorporated herein by reference to the Registration Statement on Form S-4 (Registration No. 333-129076) of Pinnacle Financial Partners, Inc. filed with the Securities and Exchange Commission on October 17, 2005. (*)

10.3	Consulting agreement dated September 30, 2005 by and among Pinnacle National Bank and Ronald F. Knight (incorporated herein by reference to the Registration Statement on Form S-4 (Registration No. 333-129076) of Pinnacle Financial Partners, Inc. filed with the Securities and Exchange Commission on October 17, 2005. (*)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust II of $20,000,000 in trust preferred securities, as more fully described in this Quarterly Report on Form 10-Q. In accordance with Item 601(b)(4)(iii) of Regulation S-K, and because the total amount of the trust preferred securities and all other trust preferred securities issued by affiliates of Pinnacle Financial is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with these trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

(*) Management compensatory plan or contract.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

/s/ M. Terry Turner
M. Terry Turner President and Chief Executive Officer
November 4, 2005

/s/ Harold R. Carpenter
Harold R. Carpenter Chief Financial Officer
November 4, 2005