Form 10-K
period 2005-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2006-02-24
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities and Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-31225
Pinnacle Financial Partners, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853

(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201

(Address of principal executive offices)	(zip code)
(615) 744-3700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $1.00
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark where the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $173,735,000 as of June 30, 2005.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,435,685 shares of common stock as of February 14, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 16, 2006, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below in “Item 1A. Risk Factors” and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank — to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial. Forward-looking statements made by us in this report are also subject to those risks identified within “Item 1A. Risk Factors”.
PART I
Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its subsidiary Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries. References herein to the fiscal years 2001, 2002, 2003, 2004 and 2005 mean our fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.
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
On October 3, 2005, we announced that we had entered into a definitive agreement to merge with Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee with approximately $638 million in assets as of December 31, 2005. We are in the process of obtaining the required regulatory approvals to consummate the merger, which is currently anticipated to close before the end of the first quarter of 2006.
Opportunity. We believe there are three major trends in the Nashville MSA that strengthen our strategic market position as a locally managed community bank:
•	Customers generally perceive that service levels at banks are declining. We believe this is largely attributable to merger-related integration issues resulting from consolidation in the bank and brokerage industries. Additionally, small business owners want a reliable point of contact that is knowledgeable about their business and the financial products and services that are important to the success of their business. In fact, Nashville is dominated by three large regional bank holding companies, which are headquartered elsewhere, all of whom are experiencing declining market share trends over the last six years;

•	Client usage of more sophisticated financial products continues to grow, causing traditional banks to lose market share to other types of financial services companies, such as mutual fund companies and securities brokerage firms; and

•	There is significant growth in the demand for convenient access to financial services, particularly through ATMs, telephone banking and Internet banking.
We believe that our primary market segments, which are small businesses with annual sales from $1 million to $50 million and households with investable assets over $250,000, are more likely to be disaffected by the banking industry’s perceived decline in customer service and lack of financial product sophistication. To overcome these customer perceptions and attract business from these market segments, we seek to hire only seasoned professionals, from both the banking and brokerage industries, and have strategically designed our banking, investment and insurance products to meet the expected needs of our targeted market segments. As an example, we consider our consumer brokerage and corporate treasury management products to be at least at parity with the large regional banks that dominate our target segment in the Nashville market. Accordingly, our marketing philosophy is centered on delivering exceptional service and effective financial advice through highly trained personnel who understand and care about the broad financial needs and objectives of our clients.
Business Strategies. To carry out our marketing philosophy, our specific business strategies have been and will continue to be:
•	Hire and retain highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business with small businesses and affluent households within the Nashville MSA. Since inception, we have attracted 159 associates to our firm. Substantially all of these associates have been highly successful in similar positions in the Nashville MSA for at least 10 years. On average, our senior customer contact personnel have in excess of 20 years experience in Nashville. We have also been successful in maintaining an annual retention ratio of our personnel of approximately 94% at December 31, 2005. We believe we will continue to experience success in attracting new, market-best associates to our firm as well as retaining our highly experienced and successful group of associates.

•	Provide individualized attention with consistent, local decision-making authority.

•	Offer a full line of financial services to include traditional depository and credit products, as well as sophisticated investment and insurance products. As of December 31, 2005, Pinnacle National’s brokerage division, Pinnacle Asset Management, had accumulated approximately $441 million in brokerage assets.

•	Capitalize on customer dissatisfaction that we believe exists and that has been caused by what we believe to be our competitors’ less than satisfactory response to the financial needs of today’s sophisticated consumers and small- to medium-sized businesses. Since we began our company, we have historically surveyed our customers on numerous matters related to their relationship with us. Consistently, these surveys indicate that our service quality is significantly better than their prior banking relationships.

•	Build on our directors’ and officers’ diverse personal and business contacts, community involvement and professional expertise.

•	Establish a distribution strategy designed to prudently expand our physical and virtual market presence, thereby providing convenient banking access for our clients 24 hours a day. We opened one new office in 2005 and intend to open one new office in 2006. Our courier deposit pickup service consistently receives high marks from our small business customers. We now have approximately 43% of our commercial clients utilizing our Internet banking product which we believe to be well over the industry averages.

•	Use technology and strategic alliances, including those established through Pinnacle Asset Management to provide a broad array of sophisticated and convenient products and services.
We believe that our business strategies allow us to effectively distinguish ourselves from other financial institutions operating within the Nashville MSA and successfully attract and retain business relationships with small businesses and affluent households.
Market Area. Pinnacle National’s primary service area, which comprises the Nashville metropolitan statistical area, includes Davidson County and twelve surrounding counties. This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of 1.3 million people. For Pinnacle National, we concentrate our market efforts on the Davidson,

Williamson, Sumner and Rutherford counties which represent 85% of the Nashville-Davidson-Murfreesboro MSA’s population base.
The economic success of Pinnacle National’s primary service area depends heavily upon the economic viability of the metropolitan Nashville, Tennessee area. Nashville is the capital of Tennessee and a city that we believe is an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors. In January of 2006, for the second year in a row “Expansion Management” magazine noted that Nashville ranked first among cities in the nation for companies that are looking to expand or relocate. Over the last few years, Nashville has been chosen by such companies as CareMark, Louisiana Pacific, Nissan North America and Dell to relocate their U.S. headquarters or to significantly expand their operations.
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
Pinnacle National’s main office is located in Nashville’s central business district in downtown Nashville. The downtown market consists of a variety of commercial establishments and entertainment venues. We believe that the downtown area is an important location for financial institutions requiring visibility within Nashville’s prominent commercial and private banking markets. Accordingly, we believe that this location is well suited for our bank’s business development efforts. According to FDIC data, the trade areas in which the existing Pinnacle National offices along with Cavalry’s offices are located account for 84.8% of the deposits in the entire thirteen county MSA.
In November 2000, Pinnacle National opened a branch office in Brentwood in Williamson County. In September 2001, Pinnacle National opened a second branch office in the Green Hills area of Nashville. Pinnacle National opened a third branch office in the Rivergate area of Davidson County in April 2003 and a fourth branch office in the Cool Springs area of Williamson County in October 2003. In September 2004, Pinnacle National opened its fifth branch office in the West End area of Nashville. Pinnacle National also opened its sixth branch office in Franklin, Tennessee, which is the county seat of Williamson County in January 2005. Pinnacle National opened one additional branch office in the Nashville MSA in 2005 in Hendersonville, Tennessee in Sumner County. Pinnacle National intends to open one additional branch office in the Nashville MSA in 2006 in the Donelson area of Nashville in Davidson County. Management believes these additional offices will continue to strengthen Pinnacle National’s market presence, allowing it to grow its customer base more rapidly than the market at large.
Competitive Conditions. The Nashville MSA banking market is very competitive, with 20 financial institutions each with over $200 million in deposits in the market as of June 30, 2005. According to FDIC data, bank and thrift deposits in the Nashville MSA grew from approximately $13.7 billion at June 1995 to more than $25.2 billion at June 30, 2005. As of June 30, 2005, approximately 73% of this deposit base was controlled by large, multi-state banks headquartered outside of Nashville, which included the seven largest banks, AmSouth (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), First Horizon (headquartered in Memphis, Tennessee), US Bancorp (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia), Fifth Third (headquartered in Cincinnati, Ohio) and Regions Financial Corporation (headquartered in Birmingham, Alabama). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of AmSouth (including the acquired First American National Bank), Bank of America and SunTrust declined from 56.6% to 51.7% during the ten years ended June 30, 2005. Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Nashville MSA have been able to increase their deposit market share in recent years at the expense of these larger, multi-state banks.
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
Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2005, Pinnacle National is able to loan any one borrower a maximum amount equal to approximately $13.1 million plus an additional $8.7 million, or a total of approximately $21.8 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as Pinnacle National’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, Pinnacle National imposes upon itself an internal lending limit of $7 million, which is less than the prescribed legal lending limit, thus further reducing its exposure to any single borrower.
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

Additionally, we may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities. We may use derivatives as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2005 and 2004, we had not entered into any derivative contracts.
Deposit Services
Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents and businesses located in the Nashville MSA. Pinnacle National generally obtains these deposits through personal solicitation by its officers and directors.
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
Pinnacle Financial has also established Pinnacle Advisory Services, Inc., a registered investment advisor, to provide financial planning services to its clients.
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

Employees
At February 15, 2006, Pinnacle National employed 159 employees of which 154 were full time. Pinnacle National considers its relationship with all employees to be excellent. Additionally, during 2005, Pinnacle Financial was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees. This is the third consecutive year for Pinnacle to receive top honors in the annual awards program.
We are also one of a relatively small number of financial firms in the country that provide stock options for all associates in a broad-based stock option plan. We believe this broad-based stock option plan directly aligns our employee base with our shareholders, and that our associates have become even more engaged in the creation of shareholder value over the intermediate- and long-terms. Information concerning these plans are included in the “Notes to the Consolidated Financial Statements”.
Additionally, all of our non-commission based employees participate in an annual cash incentive plan whereby they receive a certain percentage of their annual base salary should the firm meet certain soundness and earnings targets for the year. Information concerning this plan is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Available Information
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.pnfp.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
SUPERVISION AND REGULATION
Both Pinnacle Financial and Pinnacle National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial’s and Pinnacle National’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. The following discussion describes the material elements of the regulatory framework which apply.
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
FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Because it was not organized until 2000, Pinnacle National will not be eligible to receive this one-time assessment credit.
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
Information concerning our regulatory ratios at December 31, 2005 is included in the “Notes to the Consolidated Financial Statements”.
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
An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2005, we believe Pinnacle National would be considered “well capitalized” by its primary regulator.
Payment of Dividends
We are a legal entity separate and distinct from Pinnacle National. Over time, the principal source of our cash flow, including cash flow to pay dividends to our holders of trust preferred securities and to our common stock shareholders, will be dividends that Pinnacle National pays to us as its sole shareholder. Statutory and regulatory limitations apply to Pinnacle National’s payment of dividends to us as well as to our payment of dividends to our shareholders. Until we require dividends from Pinnacle National, our cash flow requirements will be satisfied through our existing cash balances, additional equity offerings or additional offerings of trust preferred securities.
Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. We do not anticipate that Pinnacle Financial will require any dividends from Pinnacle National in 2006.

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
Community Reinvestment
The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. During 2005, Pinnacle National received a “satisfactory” CRA rating from the OCC.
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
ITEM 1A. RISK FACTORS
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

We have a concentration of credit exposure to borrowers in certain industries and we also target small to medium-sized businesses.
At December 31, 2005, we had significant credit exposures to borrowers in the trucking industry; to borrowers that operate nonresidential buildings; and to land subdividers. If any of these industries experience an economic slowdown and, as a result, the borrowers in these industries are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.
Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the metropolitan Nashville area. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized business. At December 31, 2005, our commercial loans accounted for 64% of our total loans. During periods of economic weakness, small to medium-sized businesses may be impacted more severely than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, which would adversely impact our results of operations and financial condition.
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
Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

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
In order to maintain our capital at desired or regulatorily-required levels, we may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions.
Even though our common stock is currently traded on the Nasdaq Stock Market’s National Market, it has less liquidity than the average stock quoted on a national securities exchange.
The trading volume in our common stock on the Nasdaq National Market has been relatively low when compared with larger companies listed on the Nasdaq National Market or the stock exchanges. Although we believe that the shares we will issue in connection with the acquisition of Cavalry, if consummated, will increase the liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.
We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.
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

We may not be able to successfully consummate our merger with Cavalry or if the merger is successfully consummated we may not be able to successfully integrate Cavalry or realize the anticipated benefits of the merger.
Certain conditions to the obligations of Cavalry and us to consummate the merger of the two companies must be satisfied before the merger can be completed, including the receipt of required regulatory approvals. While we currently expect that the merger with Cavalry will be completed before the end of the first quarter, we can give no assurance that the transaction will be closed within that period or at all. If the merger is not completed our stock price may decline because costs incurred by us in connection with the transaction must still be paid or because the current market price of our common stock reflects a market assumption that the merger will be completed. Further, if the merger is not completed we may be unable to achieve our previously announced level of earnings for the 2006 fiscal year which may cause or stock price to decline.
If the merger is consummated, the successful consolidation of our operations with Cavalry will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our and Cavalry’s operations without encountering difficulties, such as:
•	the loss of key employees and customers;

•	the disruption of operations and business;

•	the inability to maintain and increase competitive presence;

•	deposit attrition, customer loss and revenue loss;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems from the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.
Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of Cavalry.
Further, we entered into the merger agreement with the expectation that the merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether we integrate Cavalry in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings .
The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.
As of December 31, 2005, directors and executive officers beneficially owned approximately 13% of our common stock. Employment agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock, option and warrant ownership of our board and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.
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

Our internal control over financial reporting may have weaknesses or inadequacies that may be material.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at December 31, 2005 and our independent registered public accounting firm attested to such conclusion. Management’s report on internal control over financial reporting is included on page 47 of this Form 10-K and the report of our independent registered public accounting firm on these matters is included on page 49 of this Form 10-K. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at December 31, 2005, and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to timely attest to such evaluation, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting which may cause the value of our common stock to decrease.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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

	Approximate	2005 Lease	Base Lease	Base Lease Term
Property Description	Sq. Footage	Payments	Expiration Date	with Renewal Periods
Office space at 211 Commerce Street	30,000	$443,000	August 31, 2010	20 years
Brentwood branch office	Land only	104,000	March 31, 2010	20 years
Green Hills branch office	Land only	52,000	April 21, 2021	40 years
West End branch office building and land	8,000	142,000	March 28, 2014	20 years

Other than normal commercial real estate lending activities of Pinnacle National and its subsidiaries, the acquisition of mortgage-backed securities held in Pinnacle National and its subsidiaries’ investment securities portfolio, the ownership of branch office facilities, and consumer mortgage lending, Pinnacle National and its subsidiaries generally do not invest in real estate, interests in real estate or securities of or interests in persons primarily engaged in real estate activities.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	A special meeting of Pinnacle Financial’s shareholders was held on December 21, 2005 to vote on the merger agreement with Cavalry Bancorp, Inc.

(c)	Matters voted upon and the results of the voting were as follows:

We held a Special Meeting of Shareholders on December 21, 2005 (the “Special Meeting”) to consider and vote on the following matters:
▪	A proposal to approve the Agreement and Plan of Merger, dated as of September 30, 2005 by and between the Pinnacle Financial and Cavalry (“Proposal #1”); and

▪	A proposal to approve the adjournment of the Special Meeting, if necessary, to permit the Pinnacle Financial to solicit additional proxies if there were not sufficient votes at the Special Meeting to constitute a quorum or to approve Proposal #1 (“Proposal #2”).
The following table sets forth the number of votes cast for, against, and withheld/abstained with respect to each of the proposals, both of which were approved at the Special Meeting:

Proposal #1:	Number of votes cast “For”	5,202,146
	Number of votes cast “Against”	71,543
	Number of abstentions	920

Proposal #2:	Number of votes cast “For”	5,035,632
	Number of votes cast “Against”	227,607
	Number of abstentions	11,370

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pinnacle Financial’s common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “PNFP”. The following table shows the high and low bid price information for Pinnacle Financial’s common stock for each quarter in 2005 and 2004 as reported on the Nasdaq National Market. The stock prices set forth below are adjusted to reflect our two-for-one common stock split paid on May 10, 2004.

	Bid Price Per Share
	High	Low
2005:
First quarter	$24.05	$20.72
Second quarter	25.14	20.50
Third quarter	26.65	22.67
Fourth quarter	25.96	21.70
2004:
First quarter	$15.50	$11.65
Second quarter	18.67	13.50
Third quarter	23.70	17.70
Fourth quarter	25.10	21.35
As of February 15, 2006, Pinnacle Financial had approximately 75 shareholders of record and, additionally, approximately 3,200 beneficial owners.
Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National has achieved a level of profitability appropriate to fund such dividends and support asset growth. See Item 1. “Business – Supervision and Regulation – Payment of Dividends” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to Pinnacle Financial.
Pinnacle Financial did not repurchase any shares of its common stock during the quarter ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(in thousands, except per share data, ratios and percentages)
Statement of Financial Condition Data:
Total assets	$1,016,772	$727,139	$498,421	$305,279	$175,439
Loans, net of unearned income	648,024	472,362	297,004	209,743	134,440
Allowance for loan losses	(7,858)	(5,650)	(3,719)	(2,677)	(1,832)
Total securities	279,080	208,170	139,944	73,980	19,886
Deposits and securities sold under agreements to repurchase	875,985	602,655	405,619	249,067	147,917
Advances from FHLB	41,500	53,500	44,500	21,500	8,500
Subordinated debt	30,929	10,310	10,310	—	—
Stockholders’ equity	63,436	57,880	34,336	32,404	18,291

Income Statement Data:
Interest income	$46,308	$27,679	$18,262	$12,561	$6,069
Interest expense	17,270	7,415	5,363	4,362	2,579
Net interest income	29,038	20,264	12,899	8,199	3,490
Provision for loan losses	2,152	2,948	1,157	938	1,670
Net interest income after provision for loan losses	26,886	17,316	11,742	7,261	1,820
Noninterest income	5,394	4,978	3,035	1,732	1,341
Noninterest expense	21,032	14,803	10,796	7,989	6,363
Income (loss) before income taxes	11,248	7,491	3,981	1,004	(3,202)
Income tax expense (benefit)	3,193	2,172	1,426	356	(2,065)
Net income (loss)	$8,055	$5,319	$2,555	$648	$(1,137)

Per Share Data:
Earnings (loss) per share – basic	$0.96	$0.69	$0.35	$0.11	$(0.29)
Weighted average shares outstanding – basic	8,408,663	7,750,943	7,384,106	6,108,942	3,963,196
Earnings (loss) per share – diluted	$0.85	$0.61	$0.32	$0.10	$(0.29)
Weighted average shares outstanding – diluted	9,464,500	8,698,139	7,876,006	6,236,844	3,963,196
Book value per share	$7.53	$6.90	$4.65	$4.39	$3.96
Common shares outstanding at end of period	8,426,551	8,389,232	7,384,106	7,384,106	4,624,106

Performance Ratios and Other Data:
Return on average assets	0.93%	0.89%	0.66%	0.29%	(1.19)%
Return on average stockholders’ equity	13.23%	12.31%	7.70%	2.47%	(7.8)%
Net interest margin (1)	3.60%	3.62%	3.53%	3.81%	3.95%
Net interest spread (2)	3.16%	3.34%	3.23%	3.42%	3.29%
Noninterest income to average assets	0.62%	0.83%	0.78%	0.76%	1.41%
Noninterest expense to average assets	2.42%	2.48%	2.78%	3.50%	6.70%
Efficiency ratio (3)	61.1%	58.6%	67.8%	80.4%	131.7%
Average loan to average deposit ratio	81.3%	79.0%	85.5%	98.5%	94.9%
Average interest-earning assets to average interest-bearing liabilities	120.0%	120.0%	118.9%	119.6%	122.7%
Average equity to average total assets ratio	7.00%	7.23%	8.54%	11.58%	15.29%

Asset Quality Ratios:
Allowance for loan losses to nonperforming assets	1,708.3%	1,006.9%	981.3%	143.4%	732.8%
Allowance for loan losses to total loans	1.21%	1.20%	1.25%	1.28%	1.36%
Nonperforming assets to total assets	0.05%	0.08%	0.08%	0.61%	0.14%
Nonaccrual loans to total loans	0.07%	0.12%	0.13%	0.89%	0.19%
Net loan charge-offs (recoveries) to average loans	(0.01)%	0.27%	0.05%	0.05%	0.00%
Net charge-offs (recoveries) as a percentage of:
Provision for loan losses	(2.55)%	34.49%	9.94%	9.91%	0.00%
Allowance for loan losses	(7.00)%	18.00%	3.09%	3.47%	0.00%

	2005	2004	2003	2002	2001
	(in thousands, except per share data, ratios and percentages)
Capital Ratios:
Leverage (4)	9.9%	9.7%	9.7%	11.1%	11.6%
Tier 1 risk-based capital	11.7%	11.7%	11.8%	12.7%	10.1%
Total risk-based capital	12.6%	12.7%	12.8%	13.8%	11.2%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(2)	Net interest spread is the result of the difference between the interest yield earned on interest earning assets less the interest paid on interest bearing liabilities.

(3)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at December 31, 2005 and 2004 and our results of operations for each of the three years ended December 31, 2005. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Pinnacle Financial’s rapid growth from its inception through the fourth quarter of 2005 has had a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the year ended December 31, 2005 of $0.85 per diluted share as compared to $0.61 and $0.32 per diluted share for 2004 and 2003, respectively. At December 31, 2005, loans totaled $648 million, as compared to $472 million at December 31, 2004, while total deposits increased to $810 million at December 31, 2005 from $571 million at December 31, 2004.
Results of Operations. Pinnacle Financial’s net interest income increased to $29.0 million in 2005 from $20.3 million in 2004. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.60% for the year ended December 31, 2005 compared to 3.62% for the same period in 2004.
Our provision for loan losses decreased $796,000 in 2005 to $2,152,000 from $2,948,000 in 2004. Although we continued to make provisions due to the increase in loan volumes in 2005, the provision amount was reduced due to a reduction in charge-offs in 2005 compared to 2004, an increase in recoveries of previously charged-off loans in 2005 compared to 2004 and improvement in the overall credit quality of our loan portfolio in 2005 compared to 2004. As our loan portfolio continues to grow, such growth will continue to be a major factor in determining the amount of our provision expense.
Noninterest income for 2005 compared to the same time period in 2004 increased by $416,000, or 8.4%, compared to an increase of 64% between 2004 and 2003. The increase in 2005 was primarily due to increased letter of credit fees, commissions from sales of insurance policies and increased revenues from Pinnacle Financial’s subsidiary, Pinnacle Credit Enhancement, Inc. The increase in 2004 when compared to 2003 was primarily due to Pinnacle National beginning a mortgage origination unit in early 2003, increases in investment services revenues between the periods, and increases in gains on the sales of loan and loan participations and securities available-for-sale.
Our continued growth in 2005 resulted in an increase of $6.2 million in noninterest expense compared to 2004 due to increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. Similar increases occurred between 2004 and 2003 as noninterest expense increased $4.0 million between these two periods. The number of full-time equivalent employees increased from 89.5 at December 31, 2003 to 122.0 at December 31, 2004 and 156.5 at December 31, 2005. As a result, we experienced significant increases in compensation and employee benefit expense. We expect to add additional employees throughout 2006 which will cause our compensation and employee benefit expense to increase in future periods. Additionally, our branch expansion efforts during the last three years also increased noninterest expense. The increased operational expenses for the recently opened branches and the additional planned branch in late 2006 will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 67.8% in 2003; 58.6% in 2004; and 61.1% in 2005.

We believe that a rising interest rate environment, which we believe is somewhat more likely than a falling rate environment over the next few quarters, should result in greater net interest income for us than a falling or stagnant rate environment. At December 31, 2005, approximately 63.1% of our loan volumes are subject to repricing within the next year with approximately 53.5% classified as floating rate loans that reprice immediately with adjustments to our prime lending rate or other similarly published overnight interest rate indices. We also believe we will continue to increase assets with particular emphasis on floating rate lending. However, the additional revenues provided by these two items may not be sufficient to overcome any immediate increases in funding costs which would also be incurred in a rising rate environment as a result of competitive deposit pricing in our market area.
Conversely, a falling rate environment would serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income would decrease at a more rapid pace.
In the latter half of 2004, the Federal Reserve’s Open Market Committee began increasing its benchmark Fed Funds rate in 25 basis point increments. At the end of 2005, the benchmark Fed Funds rate was 4.25% as compared to 1.00% for substantially the entire first half of 2004. We believe these actions contributed favorably to our 2004 and 2005 results due to the repricing of our floating rate loans concurrently with Fed Funds rate increases. However, our deposit rates also increased during this period, which served to offset the impact of the increase on floating rate loans to a significant degree, especially in 2005. Should the Federal Reserve continue to increase the Fed Funds rates, we believe the impact of such actions will be no more favorable in 2006 than in 2005 due to increased pressure from competitors on deposit pricing.
Financial Condition. The $176 million increase in loans in 2005 contributed to the increase in our net income for 2005 when compared to a similar increase of $175 million in loans for the 2004 fiscal year. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.
We have successfully grown our total deposits to $810 million at December 31, 2005 compared to $571 million at December 31, 2004. This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2005 compared to 2004 and 2003. We typically adjust our loan yields at a faster rate than we adjust our deposit rates. As such, unless significant competitive pressures exist, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets.
We continue to believe there is broad acceptance of our business model within the Nashville area and in our target markets of small businesses and affluent clients in the Nashville area. As a result, and because our sales pipeline remains strong at the current time, we believe we will continue to increase our loan and deposit balances for the 2006 fiscal year at amounts comparable to prior periods.
Capital and Liquidity. At December 31, 2005, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at December 31, 2005, our bank would be considered to be “well-capitalized” pursuant to banking regulations.
In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings). This additional capital was required to support our growth. As of December 31, 2005, we believe we have sufficient capital to support our current growth plans. As a result, we do not foresee the need to consider any additional public or private offerings of common stock at this time.
On September 15, 2005, PNFP Statutory Trust II (“PNFP Trust II”), a Delaware statutory trust subsidiary, issued $20,000,000 of its trust preferred securities to institutional investors. PNFP Trust II purchased $20,619,000 of our Junior Subordinated Debt Securities due September 30, 2035 (the “Subordinated Debentures”) and we guaranteed, pursuant to a guarantee agreement, payment obligations of PNFP Trust II under the trust preferred securities. Proceeds of the issuance will provide additional capital to our bank. The Subordinated Debentures (and PNFP Trust II’s trust preferred securities) will be payable in 2035 and, until September 30, 2010, will bear interest at an annual rate equal to 5.848% per annum and thereafter at a floating rate based on a spread over three-month LIBOR which is set each quarter. We may defer the payment of interest at any time for a period up to twenty consecutive quarters provided the deferral period does not extend past the stated maturity. Except upon the occurrence of certain events resulting in a change in the capital treatment or tax treatment of the Subordinated Debentures or resulting in PNFP Trust II being deemed to be an investment company required to register under the Investment Company Act of 1940, we may not redeem the Subordinated Debentures until after September 30, 2010.
On October 3, 2005, we announced that we had entered into a definitive agreement to merge with Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee with approximately $638 million in assets as of December 31, 2005. We are in the process of obtaining the required regulatory approvals to consummate the merger, which is currently anticipated to close before the end of the first quarter of 2006.
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
In assessing the adequacy of the ALL, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of Pinnacle National, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.
Results of Operations
Our results for fiscal years 2005, 2004 and 2003 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Years ended		2005-2004	Year ended	2004-2003
	December 31,		Percent	Dec. 31,	Percent
	2005	2004	Increase	2003	Increase
Interest income	$46,308	$27,679	67.3%	$18,262	51.6%
Interest expense	17,270	7,415	132.9%	5,363	38.3%

Net interest income	29,038	20,264	43.3%	12,899	57.1%
Provision for loan losses	2,152	2,948	-27.0%	1,157	154.8%

Net interest income after provision for loan losses	26,886	17,316	55.3%	11,742	47.5%
Noninterest income	5,394	4,978	8.4%	3,035	64.0%
Noninterest expense	21,032	14,803	42.1%	10,796	37.1%

Net income before income taxes	11,248	7,491	50.2%	3,981	88.2%
Income tax expense	3,193	2,172	47.0%	1,426	52.3%

Net income	$8,055	$5,319	51.4%	$2,555	108.2%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2005, we recorded net interest income of $29,038,000, which resulted in a net interest margin of 3.60%. For the year ended December 31, 2004, we recorded net interest income of $20,264,000, which resulted in a net interest margin of 3.62%. For the year ended December 31, 2003, we recorded net interest income of $12,899,000, which resulted in a net interest margin of 3.53% for the year.
The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2005 (dollars in thousands):

	2005			2004			2003
	Average		Rates/	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans (1)	$562,061	$35,167	6.26%	$373,287	$19,910	5.34%	$254,550	$13,709	5.39%
Securities:
Taxable	204,532	9,086	4.44%	162,712	6,936	4.26%	100,547	4,158	4.14%
Tax-exempt (2)	31,578	1,116	4.66%	13,899	491	4.55%	6,172	217	4.37%
Federal funds sold	20,714	682	3.29%	14,716	182	1.23%	6,410	60	0.94%
Other	3,827	257	7.69%	2,894	160	6.26%	2,174	118	6.06%

Total interest-earning assets	822,712	46,308	5.68%	567,508	27,679	4.91%	369,853	18,262	4.96%

Nonearning assets	47,322			29,872			18,231

Total assets	$870,034			$597,380			$388,084

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$65,119	$659	1.01%	$38,544	$191	0.50%	$19,324	$95	0.49%
Savings and money market	250,136	4,860	1.94%	173,318	1,520	0.88%	100,032	870	0.87%
Certificates of deposit	256,056	8,171	3.19%	182,221	4,118	2.26%	136,203	3,384	2.48%

Total deposits	571,311	13,690	2.40%	394,083	5,829	1.48%	255,559	4,349	1.70%
Securities sold under agreements to repurchase	54,811	1,315	2.40%	20,466	104	0.51%	14,496	66	0.45%
Federal funds purchased	1,607	57	3.51%	1,705	24	1.43%	2,926	44	1.51%
Federal Home Loan Bank advances	42,326	1,222	2.89%	46,284	1,027	2.22%	38,000	904	2.38%
Subordinated debt	16,361	986	6.02%	10,310	431	4.18%	—	—	—

Total interest-bearing liabilities	686,416	17,270	2.52%	472,848	7,415	1.57%	310,981	5,363	1.72%
Noninterest-bearing deposits	120,007	—	—	78,616	—	—	42,308	—	—

Total deposits and interest-bearing liabilities	806,423	17,270	2.14%	551,464	7,415	1.34%	353,289	5,363	1.52%

Other liabilities	2,730			2,707			1,635
Stockholders’ equity	60,881			43,209			33,160

	$870,034			$597,380			$388,084

Net interest income		$29,038			$20,264			$12,899

Net interest spread (3)			3.16%			3.34%			3.24%
Net interest margin			3.60%			3.62%			3.53%

(1)	Average balances of nonperforming loans are included in the above amounts.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)	The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included the net interest spread for the year ended December 31, 2005 would have been 3.54% compared to a net interest spread for the years ended December 31, 2004 and 2003 of 3.56% and 3.44%, respectively.
As noted above, the net interest margin for 2005 was 3.60% compared to a net interest margin of 3.62% for the same period in 2004. The net change in the net interest margin was relatively small because the net increases in the yield on interest-earning assets between the two periods approximated the increases in the rate paid on interest-bearing liabilities. The net interest margin for 2003 was 3.53%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields increased between 2005 and 2004 by 92 basis points. The pricing of a large portion of our loan portfolio is tied to our prime rate. Our weighted average prime rate for 2003 was 4.10% compared to 4.40% in 2004 and 6.25% in 2005. The rates for 2005 were higher due to periodic increases in our prime lending rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes in 2005, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio than in 2004. For 2005, average loan balances were 65% of total assets compared to 62% in 2004. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation contributed to the increase in the overall total interest earning asset yields between 2005 and 2004.

•	During 2005, overall deposit rates were higher than those rates for the comparable period in 2004. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2005, as was the case with our prime lending rate, short-term rates were higher than in 2004. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2005 compared to the same period in 2004 which resulted in increased pressure on our net interest margin.

•	During 2005, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 61% of our total funding compared to 56% in 2004. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. As a result, the average rates on fundings for 2005 were lower than they would have been otherwise due to this change in funding mix.

•	Similarly, the short- and long-term rate environment impacts rates paid on certificates of deposit and advances from the FHLB; however, these items are also impacted by our decisions to alter the mix of maturities of the underlying accounts within these items. Furthermore, the timing of the initial sale of the certificate of deposit or the funding of the FHLB advance also impacts the rates paid on these items. Our results were impacted by certificates of deposit and advances from the FHLB that had been acquired during periods of lower interest rates. Such items matured during the period between 2005 and 2004, and were replaced by certificates of deposit and advances from the FHLB which had higher interest rates. These matters contributed to the increase in the rates paid on certificates of deposit and advances from the FHLB between the two periods.

•	Also impacting the net interest margin during 2005 compared to 2004 was pricing of our floating rate subordinated indebtedness and the incurrence of additional fixed rate subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2005, the short-term interest rate environment was higher than during 2004, and, as a result, the pricing for this funding source was higher in 2005 than in 2004. Additionally, in September 2005, we issued an additional $20 million in fixed rate subordinated indebtedness at a rate of 5.848% for the first five years with a floating rate determined in relation to three-month LIBOR thereafter.
Rate and Volume Analysis. Net interest income increased by $8,774,000 between the years ended December 31, 2005 and 2004 and by $7,365,000 between the years ended December 31, 2004 and 2003. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2005 Compared to 2004			2004 Compared to 2003
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$3,891	$11,366	$15,257	$(137)	$6,338	$6,201
Securities:
Taxable	303	1,847	2,150	132	2,646	2,778
Tax-exempt	40	585	625	—	274	274
Federal funds sold	407	93	500	23	99	122
Other	44	53	97	4	38	42

Total interest-earning assets	4,685	13,944	18,629	22	9,395	9,417

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$282	$186	$468	$1	$95	$96
Savings and money market	2,447	893	3,340	12	638	650
Certificates of deposit	2,044	2,009	4,053	(327)	1,061	734

Total deposits	4,773	3,088	7,861	(314)	1,794	1,480
Securities sold under agreements to repurchase	834	377	1,211	9	29	38
Federal funds purchased	34	(1)	33	(2)	(18)	(20)
Federal Home Loan Bank advances	288	(93)	195	(66)	189	123
Subordinated debt	239	316	555	—	431	431

Total interest-bearing liabilities	6,168	3,687	9,855	(373)	2,425	2,052

Net interest income	$(1,483)	$10,257	$8,774	$395	$6,970	$7,365

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
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $2,152,000, $2,948,000 and $1,157,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2005. A significant decrease in gross charge-offs, increases in recoveries of previously charged-off loans and improvement in the overall credit quality of our loan portfolio, net of the effect of an increase in loan volumes, were the primary causes for the decrease in our provision for loan losses in 2005 when compared to 2004. Increased loan volumes and increased charge-offs during 2004 were the primary causes for the increased provision expense in 2004 when compared to 2003.
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
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year.
The following is the makeup of our noninterest income for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Years ended		2005-2004	Year ended	2004-2003
	December 31,		Percent	Dec. 31,	Percent
	2005	2004	Increase	2003	Increase
Noninterest income:
Service charges on deposit accounts	$978	$956	2.3%	$513	86.4%
Investment services	1,836	1,657	10.8%	998	66.0%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	1,096	760	44.2%	415	83.1%
Gains on loans and loan participations sold, net	152	514	-70.4%	334	53.9%
Gain on sale of investment securities, net	114	357	-68.1%	248	44.0%
Other noninterest income:
Letters of credit fees	527	272	93.8%	186	46.2%
Bank-owned life insurance	74	78	-5.1%	90	-13.3%
Equity in earnings of Collateral Plus, LLC	216	9	2300.0%	—	—
Other noninterest income	401	375	6.9%	251	49.4%

Total noninterest income	$5,394	$4,978	8.4%	$3,035	64.0%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2005, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $441 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $398 million at December 31, 2004 and $319 million at December 31, 2003.
Service charge income for 2005 increased slightly over that of 2004 due to an increase in the number of deposit accounts subject to service charges. However, this increase in service charges in 2005 was offset significantly by the earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate is used by commercial customers to reduce their deposit service charges and is based on the average balances of their checking accounts at Pinnacle National. This earnings credit rate is indexed to a national index. Service charge income for 2004 increased over that of 2003 due to an increase in the number of deposit accounts subject to service charges with only a modest change in the earnings credit rate.
Additionally, mortgage related fees, attributable to Pinnacle National beginning a mortgage origination unit during the first quarter of 2003, also provided for a significant portion of the increase in noninterest income between 2005, 2004 and 2003. These mortgage fees are for loans originated by Pinnacle National and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.
We also sell certain loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At December 31, 2005 and pursuant to participation agreements with these correspondents, we had participated approximately $62.7 million of originated loans to these other banks compared to $57.7 million at December 31, 2004. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded net gains of $152,000, $234,000 and $334,000, for each of the three years ended December 31, 2005, 2004 and 2003, respectively. At

December 31, 2005, the remaining unamortized asset associated with the previously recognized gains approximated $477,000. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Cavalry merger should result in an increase in capital which we anticipate will increase our lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans will be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the third quarter of 2004, we sold a loan to an individual and recorded a gain on the sale of this loan of $280,000 which is included in gains on sale of loans. We had acquired this loan pursuant to a settlement agreement with a borrower for which we had no basis in the loan.
Also included in noninterest income for the year ended December 31, 2005, were net gains of approximately $114,000 realized from the sale of approximately $6.8 million of available-for-sale securities. This compares to $357,000 in gains on the sale of approximately $28.4 million of investment securities for the year ended December 31, 2004 and to $248,000 in gains on the sale of approximately $23.1 million of investment securities for the year ended December 31, 2003.
During the three year period ended December 31, 2005, we also experienced significant growth in fees from the issuance of letters of credit. Over the three year period, we have increased both our pricing and volumes of letters of credit which contributed to the increases in our noninterest income.
During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the owner of the policies and the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million and, in return, Pinnacle National was guaranteed an initial crediting rate for the first year of the contracts which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies and amounted to approximately $74,000, $78,000 and $90,000 during the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the aggregate cash surrender value of these policies, which is reflected in other assets on our consolidated balance sheet, was $2.1 million. Pinnacle National has not borrowed any funds against these policies as of December 31, 2005.
At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the years ended December 31, 2005 and 2004 were approximately $216,000 and $9,000, respectively.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Years ended		2005-2004	Year ended	2004-2003
	December 31,		Percent	Dec. 31,	Percent
	2005	2004	Increase	2003	Increase
Noninterest expense:
Salaries and employee benefits:
Salaries	$8,565	$5,942	44.1%	$4,474	32.8%
Commissions	714	610	17.0%	420	45.2%
Other compensation, primarily incentives	2,346	1,375	70.6%	1,318	4.3%
Employee benefits and other	1,506	1,119	34.6%	796	40.6%

Total salaries and employee benefits	13,131	9,046	45.2%	7,008	29.1%

Equipment and occupancy	3,767	2,406	56.6%	1,827	31.7%
Marketing and business development	698	607	15.0%	387	56.8%
Postage and supplies	618	492	25.6%	348	41.4%
Other noninterest expense:
Accounting and auditing	646	540	19.6%	173	212.1%
Consultants, including independent loan review	123	182	-32.4%	88	106.8%
Legal, including borrower-related charges	245	280	-12.5%	190	47.4%
OCC exam fees	182	131	38.9%	94	39.4%
Directors’ fees	229	138	65.9%	102	35.3%
Insurance, including FDIC assessments	322	256	25.8%	119	115.1%
Other noninterest expense	1,071	725	47.7%	460	57.6%

Total noninterest expense	2,818	2,252	25.1%	1,226	83.7%

Total noninterest expense	$21,032	$14,803	42.1%	$10,796	37.1%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future when compared to 2005 and prior periods for such items as additional personnel, the opening of additional branches, legal and audit expenses and other expenses which tend to increase in relation to our growth. Additionally, we will adopt SFAS Statement 123R (“SFAS 123R) in the first quarter of 2006 which addresses the accounting for employee equity based incentives. We will adopt SFAS 123R using the modified prospective method. As a result, our compensation expense will increase in all future periods as a result of this accounting pronouncement.
At December 31, 2005, we employed 156.5 full time equivalent employees compared to 122.0 at December 31, 2004 and 89.5 at the end of 2003. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Included in the salary and employee benefits amounts for the years ended December 31, 2005, 2004 and 2003, are $2,031,000; $1,135,000 and $1,167,000, respectively, was expense related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. For 2005, the actual award to be paid to associates equaled 100% of their targeted award compared to 80% in 2004. The incentive plan for 2006 is expected to be structured similarly to prior year plans in that the award is based on the achievement of soundness and earnings objectives. Because of the relative experience of our associates, our compensation costs are, and we expect will continue to be, higher on a per associate basis than other financial institutions; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.
During 2003, we opened two offices, one in the Rivergate area of Nashville and one in the Cool Springs area of Williamson County. During 2004, we opened a new branch office in the West End area of Nashville. In January of 2005 we opened an office in Franklin, Tennessee and in the second quarter of 2005 we opened an office in Hendersonville, Tennessee. These branch additions contributed to the increase in our equipment and occupancy expenses throughout the three year period and will contribute to increases in expenses in the future.

Marketing and other business development and postage and supplies expenses are higher in 2005 compared to 2004 and 2003 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses. Other noninterest expenses are significantly higher in 2005 over 2004 and 2003. Most of these increases are attributable to increased audit and accounting fees, legal fees and insurance expenses. The increase in audit and accounting fees in 2004 was primarily due to costs associated with the Sarbanes-Oxley Act internal control assessment and other related matters. Additionally, we experienced large increases in 2005 related to our increased volumes, such as appraisal related charges. We also increased our contributions and donations expenses in 2005 over that of the previous years.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 61.1% in 2005 compared to 58.6% in 2004 and to 67.8% in 2003. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Income Taxes. The effective income tax expense rate for the year ended December 31, 2005 was approximately 28.4%, compared to an effective income tax expense rate for years ended December 31, 2004 and 2003 of approximately 29.0% and 35.8%, respectively. The reduction in the effective tax rate between the periods was primarily due to additional tax-exempt investment income and the formation of a real estate investment trust during the fourth quarter of 2004, which provides us with an alternative vehicle for raising capital should we so desire. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits which also lowered our effective tax rate.
The effective tax rate was further reduced in 2005 and 2004 due to Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized thru 2010. The credit is available for each of the years ended December 31, 2005 and 2004 was $300,000. Pinnacle Financial believes that it and its subsidiary has complied with the various regulatory provisions of the New Markets Tax Credit program and has claimed the credit in its 2004 Federal income tax return and will claim the credit in 2005.

Financial Condition
Our consolidated balance sheet at December 31, 2005 reflects significant growth since December 31, 2004. Total assets grew from $727 million at December 31, 2004 to $1.02 billion at December 31, 2005, a 40% increase. Total deposits grew $239 million during 2005, an increase of 42%. We invested substantially all of the additional deposits and other fundings in loans, which grew by $176 million during 2005, and securities, which increased by $71 million in the same period.
Loans. The composition of loans at December 31 for each of the past five years and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Commercial real estate — Mortgage	$148,102	22.9%	$117,123	24.8%	$68,507	23.1%	$58,965	28.1%	$36,179	26.9%
Commercial real estate — Construction	30,295	4.7%	8,428	1.8%	8,211	2.8%	5,397	2.6%	5,977	4.4%
Commercial — Other	239,129	36.9%	189,456	40.1%	129,882	43.7%	98,722	47.1%	59,839	44.5%

Total commercial	417,526	64.4%	315,007	66.7%	206,600	69.6%	163,084	77.8%	101,995	75.9%

Consumer real estate — Mortgage	169,953	26.2%	126,907	26.9%	76,042	25.6%	37,533	17.9%	26,535	19.7%
Consumer real estate — Construction	37,372	5.8%	14,991	3.2%	3,077	1.0%	1,971	0.9%	381	0.3%
Consumer — Other	23,173	3.6%	15,457	3.3%	11,285	3.8%	7,155	3.4%	5,529	4.1%

Total consumer	230,498	35.6%	157,355	33.3%	90,404	30.4%	46,659	22.2%	32,445	24.1%

Total loans	$648,024	100.0%	$472,362	100.0%	$297,004	100.0%	$209,743	100.0%	$134,440	100.0%

The following table classifies our fixed and variable rate loans at December 31, 2005 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2005			Percentages to total loans
	Fixed	Variable		at December 31,
	Rates	Rates	Totals	2005	2004
Based on contractual maturity:
Due within one year	$17,419	$206,196	$223,615	34.5%	31.4%
Due in one year to five years	147,730	107,905	255,635	39.4%	40.8%
Due after five years	40,759	128,015	168,774	26.0%	27.8%

Totals	$205,908	$442,116	$648,024	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$346,784	$346,784	53.5%	56.0%
Due within one year	17,419	44,853	62,272	9.6%	9.1%
Due in one year to five years	147,730	38,634	186,364	28.8%	28.8%
Due after five years	40,759	11,845	52,604	8.1%	6.1%

Totals	$205,908	$442,116	$648,024	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.
Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.
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

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2005, we had $460,000 in loans on nonaccrual compared to $561,000 at December 31, 2004.
There were no other loans 90 past due and still accruing interest at December 31, 2005 compared to approximately $146,000 in loans at December 31, 2004 which were 90 days past due and still accruing interest. At December 31, 2005 and 2004, no loans were deemed to be restructured loans. Additionally, we have not had any repossessed real estate properties classified as Other Real Estate Owned at any year-end since inception. The following table is a summary of our nonperforming assets at December 31 for each of the five years we have been in existence (dollars in thousands):

	At December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans (1)	$460	$561	$379	$1,845	$250
Restructured loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—

Total nonperforming assets	460	561	379	1,845	250
Accruing loans past due 90 days or more	—	146	182	22	—

Total nonperforming assets and accruing loans past due 90 days or more	$460	$707	$561	$1,867	$250

Total loans outstanding	$648,024	$472,362	$297,004	$209,743	$134,440

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.07%	0.15%	0.19%	0.89%	0.19%

Ratio of nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	5.85%	12.51%	15.08%	69.74%	13.65%

(1)	Interest income that would have been recorded in 2005 related to nonaccrual loans was $21,000 compared to $41,000 for the year ended December 31, 2004 and $75,000 for the year ended December 31, 2003, none of which is included in interest income or net income for the applicable periods.
Potential problem assets, which are not included in nonperforming assets, amounted to $1,320,000, or 0.20%, at December 31, 2005 of total loans outstanding, compared to $24,000 at December 31, 2004. Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.
Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of December 31, 2005 and 2004, our allowance for loan losses was $7,858,000 and $5,650,000, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.
Approximately 64% of our loan portfolio at December 31, 2005 consisted of commercial loans compared to 67% at December 31, 2004. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have significant credit exposures arising from loans outstanding and unfunded lines of credit to borrowers in the trucking industry, to operators of nonresidential buildings, and to land subdividers. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At December 31, 2005 and 2004, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.
The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to the total loans (dollars in thousands):

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Commercial real estate — Mortgage	$1,488	22.9%	$1,205	24.8%	$723	23.1%	$508	28.1%	$354	26.9%
Commercial real estate — Construction	630	4.7%	188	1.8%	103	2.8%	59	2.6%	191	4.4%
Commercial — Other	2,305	36.9%	1,711	40.1%	1,236	43.7%	977	47.1%	509	44.5%

Total commercial	4,423	64.4%	3,104	66.7%	2,062	69.6%	1,544	77.8%	1,054	75.9%

Consumer real estate — Mortgage	1,286	26.2%	869	26.9%	607	25.6%	392	17.9%	109	19.7%
Consumer real estate — Construction	60	5.8%	39	3.2%	10	1.0%	13	0.9%	11	0.3%
Consumer — Other	552	3.6%	396	3.3%	320	3.8%	193	3.4%	201	4.1%

Total consumer	1,898	35.6%	1,304	33.3%	937	30.4%	598	22.2%	321	24.1%

Unallocated	1,537	NA	1,242	NA	720	NA	535	NA	457	NA

Total allowance for loan losses	$7,858	100.0%	$5,650	100.0%	$3,719	100.0%	$2,677	100.0%	$1,832	100.0%

The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the year ended December 31,
	2005	2004	2003	2002	2001
Balance at beginning of period	$5,650	$3,719	$2,677	$1,832	$162
Provision for loan losses	2,152	2,948	1,157	938	1,670
Charged-off loans:
Commercial real estate — Mortgage	—	—	—	—	—
Commercial real estate — Construction	—	—	—	(91)	—
Commercial — Other	(61)	(50)	—	—	—
Consumer real estate — Mortgage	(38)	(834)	(123)	—	—
Consumer real estate — Construction	—	—	—	—	—
Consumer — Other	(109)	(148)	(44)	(2)	—

Total charged-off loans	(208)	(1,032)	(167)	(93)	—

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	—	—	—	—
Commercial real estate — Construction	—	2	49	—	—
Commercial — Other	3	—	—	—	—
Consumer real estate — Mortgage	231	—	—	—	—
Consumer real estate — Construction	—	—	—	—	—
Consumer — Other	30	13	3	—	—

Total recoveries of previously charged-off loans	264	15	52	—	—

Net (charge-offs) recoveries	56	(1,017)	(115)	(93)	—

Balance at end of period	$7,858	$5,650	$3,719	$2,677	$1,832

Ratio of allowance for loan losses to total loans outstanding at end of period	1.21%	1.20%	1.25%	1.28%	1.36%

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	(0.01)%	0.27%	0.05%	0.05%	—

Included in the charged-off loans during 2004 were two loans totaling approximately $884,000, $834,000 of which had been on nonaccrual status since June of 2004. We recovered approximately $231,000 of these particular charge-offs in 2005. During 2003, we charged-off $88,000 related to a particular loan. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs as our losses materialize. We consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $279.1 million, $208.2 million and $139.9 million at December 31, 2005, 2004 and 2003, respectively.
The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2005, 2004 and 2003 (dollars in thousands):

	At December 31,
	U.S. Treasury		U.S. government		State and Municipal		Corporate
	securities		agency securities		securities		securities		Totals
	Amount	Yield	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
At December 31, 2005:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$404	3.3%	$404	3.3%
Due in one year to five years	—	—%	16,205	4.3%	5,105	4.5%	1,802	3.4%	23,112	4.3%
Due in five years to ten years	—	—%	14,315	5.1%	19,787	5.2%	—	—%	34,102	5.2%
Due after ten years	—	—%	—	—%	7,245	5.5%	—	—%	7,245	5.5%

	$—	—%	$30,520	4.7%	$32,137	5.2%	$2,206	3.4%	$64,863	4.9%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—%	15,750	4.2%	4,010	5.0%	—	—%	19,760	4.4%
Due in five years to ten years	—	—%	1,997	5.0%	5,574	5.0%	—	—%	7,571	5.0%
Due after ten years	—	—%	—	—%	—	—%	—	—%	—	—%

	$—	—%	$17,747	4.3%	$9,584	5.0%	$—	—%	$27,331	4.5%

At December 31, 2004:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—%	2,982	3.5%	—	—%	2,270	3.4%	5,252	3.5%
Due in five years to ten years	—	—%	23,001	4.7%	7,409	5.0%	—	—%	30,410	4.8%
Due after ten years	—	—%	1,291	5.5%	5,094	5.4%	—	—%	6,385	5.4%

	$—	—%	$27,274	4.6%	$12,503	5.2%	$2,270	3.4%	$42,047	4.7%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	—	—%	3,250	4.1%	844	4.3%	—	—%	4,094	4.1%
Due in five years to ten years	—	—%	14,496	4.3%	7,953	5.0%	—	—%	22,449	4.5%
Due after ten years	—	—%	—	—%	1,053	5.3%	—	—%	1,053	5.3%

	$—	—%	$17,746	4.3%	$9,850	5.0%	$—	—%	$27,596	4.5%

At December 31, 2003:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Due in one year to five years	4,036	4.0%	—	—%	2,005	4.8%	—	—%	6,041	4.3%
Due in five years to ten years	2,316	4.3%	20,920	4.4%	7,221	5.0%	—	—%	30,457	4.5%
Due after ten years	—	—%	—	—%	468	5.2%	—	—%	468	5.2%

	$6,352	4.1%	$20,920	4.4%	$9,694	5.0%	$—	—%	$36,966	4.5%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range. We had no securities classified as held-to-maturity at December 31, 2003.
At December 31, 2005, the fair value of our mortgage-backed securities portfolio approximated $186.9 million compared to $138.5 million at December 31, 2004. All of these securities were included in our securities available-for-sale portfolio. A statistical comparison of our mortgage-backed portfolio at December 31, 2005 and 2004 follows:

	December 31, 2005	December 31, 2004
Weighted average life	4.81 years	5.01 years
Weighted average coupon	5.24%	5.18%
Tax equivalent yield	4.74%	4.46%
Modified duration (*)	3.71%	3.63%

(*)	Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.

Deposits and Other Borrowings. We had approximately $810 million of deposits at December 31, 2005 compared to $571 million at December 31, 2004. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $65.8 million at December 31, 2005 compared to $31.9 million at December 31, 2004. Additionally, at December 31, 2005, we had borrowed $41.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $53.5 million at December 31, 2004.
Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2005 and 2004 (dollars in thousands):

	At December 31,
	2005	Percent	2004	Percent
Core funding:
Noninterest-bearing deposit accounts	$155,811	16.4%	$114,318	17.2%
Interest-bearing demand accounts	72,521	7.6%	51,752	7.8%
Savings and money market accounts	304,162	32.1%	199,058	29.9%
Time deposit accounts less than $100,000	31,408	3.3%	39,805	6.0%

Total core funding	563,902	59.5%	404,933	60.8%

Non-core funding:
Time deposit accounts greater than $100,000
Public funds	106,928	11.3%	61,377	9.2%
Brokered deposits	55,360	5.8%	43,431	6.5%
Other time deposits	83,961	8.9%	60,986	9.2%
Securities sold under agreements to repurchase	65,834	6.9%	31,928	4.8%
Federal Home Loan Bank advances	41,500	4.4%	53,500	8.0%
Subordinated debt	30,929	3.3%	10,310	1.5%

Total non-core funding	384,512	40.5%	261,532	39.2%

Totals	$948,414	100.0%	$666,465	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of December 31, 2005 and 2004 amounted to $246.2 million and $165.8 million, respectively. The following table shows our time deposits over $100,000 by category at December 31, 2005, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

At December 31, 2005
Three months or less	$67,068
Over three but less than six months	85,121
Over six but less than twelve months	48,115
Over twelve months	45,945

$246,249

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
The Trust Preferred Securities issued in 2003 bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter and mature on December 30, 2033. The Trust Preferred Securities issued in 2005 bear interest at a fixed rate of 5.848% for the first five years and then at a floating rate based on a spread over 3-month LIBOR which is set each quarter and mature on September 30, 2035. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. Our obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.
Interest on the Subordinated Debentures is payable quarterly on each of the debentures. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares will be restricted.
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
Capital Resources. At December 31, 2005 and 2004, our stockholders’ equity amounted to $63.4 million and $57.9 million, respectively. During 2005, stockholders’ equity increased by $5.5 million due primarily to $8.1 million in net income offset by an other comprehensive loss of $2.9 million attributable to the after tax decrease in the fair value of our available-for-sale securities portfolio. During 2004, stockholders’ equity increased by $23.5 million. The increase was primarily attributable to our completing a follow-on stock offering which contributed approximately $18.2 million in additional capital; our net income for the year ended December 31, 2004 of $5.3 million; and other comprehensive loss of $126,000 attributable to the after tax decrease in fair value of our available-for-sale securities portfolio.
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
Interest Rate Sensitivity. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off- balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model, an economic value of equity model, and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis.
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
Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities (i.e., “asset sensitive”). A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets (i.e., “liability sensitive). During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal. To assist us in managing our interest rate sensitivity, we have established a targeted guideline such that the cumulative twelve-month interest rate-sensitivity gap ratio of earning assets to interest bearing liabilities of 85% to 100% in this time horizon.
Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2005 and December 31, 2004, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2005, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $41.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
January 27, 2006	$2,000	2.79
March 10, 2006	3,000	1.97
March 30, 2006	13,000	4.33
March 31, 2006	4,000	2.10
April 17, 2006	2,000	2.64
April 28, 2006	1,500	2.52
September 29, 2006	4,000	2.39
January 26, 2007	2,000	3.24
December 29, 2008	10,000	4.97

Total	$41,500

Weighted average interest rate		3.64%

At December 31, 2005, brokered certificates of deposit approximated $55.4 million which represented 5.8% of total fundings compared to $43.4 million and 6.5% at December 31, 2004. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds), Federal Home Loan Bank of Cincinnati advances and Federal funds purchased. Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2005 is as follows (dollars in thousands):

	2005	2004	2003
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$65,834	$31,928	$15,050
Federal Home Loan Bank advances	29,500	25,000	29,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	3.16%	0.90%	0.42%
Federal Home Loan Bank advances	3.21%	2.52%	1.81%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$69,767	$31,928	$22,682
Federal funds purchased	18,702	10,000	9,007
Federal Home Loan Bank advances	35,500	31,000	32,000

Average balances for the year:
Securities sold under agreements to repurchase	$54,811	$20,466	$14,496
Federal funds purchased	1,607	1,705	2,926
Federal Home Loan Bank advances	24,208	18,250	22,208

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	2.40%	0.51%	0.45%
Federal funds purchased	3.51%	1.43%	1.51%
Federal Home Loan Bank advances	2.65%	2.01%	2.13%
At December 31, 2005, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in the Nashville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA.
The following table presents additional information about our contractual obligations as of December 31, 2005, which by their terms have contractual maturity and termination dates subsequent to December 31, 2005 (dollars in thousands):

	Next 12			More than 60
	months	13-36 months	37-60 months	months	Totals
Contractual obligations:
Certificates of deposit	$224,279	$45,349	$8,029	$—	$277,657
Securities sold under agreements to repurchase	65,834	—	—	—	65,834
Federal Home Loan Bank advances	29,500	12,000	—	—	41,500
Subordinated debt	—	10,310	20,619	—	30,929
Minimum operating lease commitments	951	1,973	1,970	9,464	14,358

Totals	$320,564	$69,632	$30,618	$9,464	$430,278

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At December 31, 2005, we had outstanding standby letters of credit of $57.6 million and unfunded loan commitments outstanding of $252.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2005, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of December 31, 2005, which by their terms have contractual maturity dates subsequent to December 31, 2005 (dollars in thousands):

	Next 12			More than 60
	months	13-36 months	37-60 months	months	Totals
Unfunded commitments:
Lines of credit	$141,322	$36,911	$14,346	$60,038	$252,617
Letters of credit	50,655	4,309	2,586	—	57,550

Totals	$191,977	$41,220	$16,932	$60,038	$310,167

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
Recent Accounting Pronouncements
Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In light of the pending merger with Cavalry, Pinnacle Financial is currently evaluating the impact of SOP 03-03 in future periods on our consolidated financial position or results of income.
FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on Pinnacle Financial’s consolidated financial statements.
In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Pinnacle Financial will adopt this Standard on January 1, 2006 under the modified prospective method of application. Under that method, Pinnacle Financial will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. Excluding the impact of employee stock options granted after December 31, 2005, Pinnacle Financial estimates the adoption of SFAS No. 123R will result in the recognition of pre-tax compensation costs for share based awards of approximately $620,000 in 2006.
The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 — Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. We have evaluated the impact of this FSP and have concluded that the our disclosures are consistent with the objectives of the FSP.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The response to this Item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 40 through 44 and is incorporated herein by reference.

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
Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
Pinnacle Financial Partners, Inc.’s independent registered public accounting firm has issued an audit report on Pinnacle Financial Partners Inc.’s management’s assessment of the company’s internal control over financial reporting. This report appears on page 49 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Pinnacle Financial Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pinnacle Financial Partners, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Nashville, Tennessee
February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Pinnacle Financial Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pinnacle Financial Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Pinnacle Financial Partners, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pinnacle Financial Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
February 22, 2006

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Cash and noninterest-bearing due from banks	$25,935,948	$15,243,796
Interest-bearing due from banks	839,960	379,047
Federal funds sold	31,878,362	11,122,944

Cash and cash equivalents	58,654,270	26,745,787

Securities available-for-sale, at fair value	251,749,094	180,573,820
Securities held-to-maturity (fair value of $26,546,297 and $27,134,913 at December 31, 2005 and December 31, 2004, respectively)	27,331,251	27,596,159
Mortgage loans held-for-sale	4,874,323	1,634,900

Loans	648,024,032	472,362,219
Less allowance for loan losses	(7,857,774)	(5,650,014)

Loans, net	640,166,258	466,712,205

Premises and equipment, net	12,915,595	11,130,671
Investments in unconsolidated subsidiaries and other entities	6,622,645	4,234,876
Accrued interest receivable	4,870,197	2,639,548
Other assets	9,588,097	5,871,484

Total assets	$1,016,771,730	$727,139,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$155,811,214	$114,318,024
Interest-bearing demand	72,520,757	51,751,320
Savings and money market accounts	304,161,625	199,058,240
Time	277,657,129	205,599,425

Total deposits	810,150,725	570,727,009
Securities sold under agreements to repurchase	65,834,232	31,927,860
Federal Home Loan Bank advances	41,500,000	53,500,000
Subordinated debt	30,929,000	10,310,000
Accrued interest payable	1,884,596	769,300
Other liabilities	3,036,752	2,025,106

Total liabilities	953,335,305	669,259,275

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 20,000,000 shares authorized; 8,426,551 issued and outstanding at December 31, 2005 and 8,389,232 issued and outstanding at December 31, 2004	8,426,551	8,389,232
Additional paid-in capital	44,890,912	44,376,307
Unearned compensation	(169,689)	(37,250)
Retained earnings	13,182,291	5,127,023
Accumulated other comprehensive income (loss), net	(2,893,640)	24,863

Total stockholders’ equity	63,436,425	57,880,175

Total liabilities and stockholders’ equity	$1,016,771,730	$727,139,450

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2005	2004	2003
Interest income:
Loans, including fees	$35,166,671	$19,909,900	$13,709,159
Securities:
Taxable	9,086,134	6,935,902	4,158,064
Tax-exempt	1,115,486	490,757	217,284
Federal funds sold and other	939,369	342,470	177,404

Total interest income	46,307,660	27,679,029	18,261,911

Interest expense:
Deposits	13,690,649	5,829,395	4,349,365
Securities sold under agreements to repurchase	1,315,122	104,085	65,716
Federal funds purchased and other borrowings	2,263,851	1,481,072	948,023

Total interest expense	17,269,622	7,414,552	5,363,104

Net interest income	29,038,038	20,264,477	12,898,807
Provision for loan losses	2,151,966	2,948,423	1,157,280

Net interest income after provision for loan losses	26,886,072	17,316,054	11,741,527

Noninterest income:
Service charges on deposit accounts	977,386	955,851	513,074
Investment services	1,835,757	1,656,743	998,119
Gains on loans and loan participations sold	1,247,898	1,274,331	748,801
Gains on sales of investment securities, net	114,410	357,196	247,978
Other noninterest income	1,218,123	734,449	527,207

Total noninterest income	5,393,574	4,978,570	3,035,179

Noninterest expense:
Salaries and employee benefits	13,130,779	9,046,490	7,008,681
Equipment and occupancy	3,766,593	2,405,613	1,827,260
Marketing and other business development	698,232	606,841	386,905
Postage and supplies	618,060	492,254	347,684
Other noninterest expense	2,818,352	2,252,233	1,225,791

Total noninterest expense	21,032,016	14,803,431	10,796,321

Net income before income taxes	11,247,630	7,491,193	3,980,385
Income tax expense	3,192,362	2,172,283	1,425,746

Net income	$8,055,268	$5,318,910	$2,554,639

Per share information:
Basic net income per common share	$0.96	$0.69	$0.35

Diluted net income per common share	$0.85	$0.61	$0.32

Weighted average common shares outstanding:
Basic	8,408,663	7,750,943	7,384,106

Diluted	9,464,500	8,698,139	7,876,006

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the each of the years in the three-year period ended December 31, 2005

					Retained	Accumulated
			Additional		Earnings	Other	Total
	Common Stock		Paid-in	Unearned	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balances, December 31, 2002	7,384,106	$7,384,106	$26,990,894	$—	$(2,743,794)	$772,441	$32,403,647
Comprehensive income:
Net income	—	—	—	—	2,554,639	—	2,554,639
Net unrealized holding gains on available-for-sale securities, net of deferred tax benefit of $381,171	—	—	—	—	—	(621,905)	(621,905)

Total comprehensive income							1,932,734

Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$—	$(189,155)	$150,536	$34,336,381

Exercise of employee incentive common stock options	23,780	23,780	94,333	—	—	—	118,113
Proceeds from the sale of common stock (less offering expenses of $1,357,833)	977,500	977,500	17,214,667	—	—	—	18,192,167
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	3,846	3,846	76,413	(80,259)	—	—	—
Amortization of unearned compensation associated with restricted shares	—	—	—	43,009	—	—	43,009
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	—	—	—	—	(2,732)	—	(2,732)
Comprehensive income:
Net income	—	—	—	—	5,318,910	—	5,318,910
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $77,023	—	—	—	—	—	(125,673)	(125,673)

Total comprehensive income							5,193,237

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175

Exercise of employee incentive common stock options	20,953	20,953	153,808	—	—	—	174,761
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	16,366	16,366	360,797	(377,163)	—	—	—
Amortization of unearned compensation associated with restricted shares	—	—	—	244,724	—	—	244,724
Comprehensive income:
Net income	—	—	—	—	8,055,268	—	8,055,268
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $1,788,761	—	—	—	—	—	(2,918,503)	(2,918,503)

Total comprehensive income							5,136,765

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
Operating activities:
Net income	$8,055,268	$5,318,910	$2,554,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums on securities	1,130,766	1,050,687	858,412
Depreciation and amortization	1,699,380	1,204,446	953,819
Provision for loan losses	2,151,966	2,948,423	1,157,280
Gains on sales of investment securities, net	(114,410)	(357,196)	(247,978)
Gain on loan participations sold, net	(152,077)	(233,646)	(334,249)
Amortization of unearned compensation associated with restricted shares	244,724	43,009	—
Deferred tax expense (benefit)	(575,755)	(922,286)	569,987
Mortgage loans held for sale:
Loans originated	(102,874,134)	(69,020,758)	(38,527,408)
Loans sold	99,634,711	68,968,458	36,944,808
Increase in other assets	(3,155,825)	(1,397,226)	(641,998)
Increase (decrease) in other liabilities	2,126,942	(860,749)	1,346,425

Net cash provided by operating activities	8,171,556	6,742,072	4,633,737

Investing activities:
Activities in securities:
Purchases	(116,361,069)	(132,755,709)	(132,340,115)
Sales	6,791,867	28,461,405	23,125,263
Maturities, prepayments and calls	32,935,215	35,172,378	41,637,158
Increase in loans, net	(175,606,019)	(176,375,116)	(87,376,399)
Purchases of premises and equipment and software	(3,438,916)	(5,144,869)	(3,910,748)
Purchases of capital securities of unconsolidated subsidiaries	(619,000)	—	(310,000)
Purchases of other assets	(2,089,000)	(881,719)	(929,500)

Net cash used in investing activities	(258,386,922)	(251,523,630)	(160,104,341)

Financing activities:
Net increase in deposits	239,423,716	180,157,997	156,552,623
Net increase (decrease) in repurchase agreements	33,906,372	16,877,750	(98)
Advances from Federal Home Loan Bank:
Issuances	62,000,000	48,000,000	34,500,000
Payments	(74,000,000)	(39,000,000)	(11,500,000)
Proceeds from issuance of subordinated debt	20,619,000	—	10,310,000
Debt issuance costs related to issuance of subordinated debt	—	—	(150,000)
Net proceeds from sale of common stock	—	18,192,167	—
Exercise of common stock options	174,761	118,113	—
Other	—	(2,732)	—

Net cash provided by financing activities	282,123,849	224,343,295	189,712,525

Net increase (decrease) in cash and cash equivalents	31,908,483	(20,438,263)	34,241,921
Cash and cash equivalents, beginning of period	26,745,787	47,184,050	12,942,129

Cash and cash equivalents, end of period	$58,654,270	$26,745,787	$47,184,050

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) was formed on February 28, 2000 and is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of Davidson, Rutherford, Williamson and Sumner Counties. Pinnacle National commenced its banking operations on October 27, 2000. Pinnacle Financial and Pinnacle National have formed several subsidiaries for various purposes as follows:
•	PFP Title Company is a wholly-owned subsidiary of Pinnacle National. PFP Title Company is licensed to sell title insurance policies to Pinnacle National customers and others.

•	PNFP Holdings, Inc. is a wholly-owned subsidiary of PFP Title Company and is the parent of PNFP Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations.

•	Pinnacle Community Development, Inc. is a wholly-owned subsidiary of Pinnacle National and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of the Treasury.

•	PNFP Statutory Trust I and PNFP Statutory Trust II, wholly-owned subsidiaries of Pinnacle Financial, were created for the exclusive purpose of issuing capital trust preferred securities.

•	Pinnacle Advisory Services, Inc. is a wholly-owned subsidiary of Pinnacle Financial and was established as a registered investment advisor pursuant to regulations promulgated by the Board of Governors of the Federal Reserve System.

•	Pinnacle Credit Enhancement Holdings, Inc. is a wholly-owned subsidiary of Pinnacle Financial and was established to own a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of letters of credit issued by the investors for the benefit of banks and other financial institutions.
     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II and Collateral Plus, LLC, are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.
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
     Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2005 as follows:

	For the years ended December 31,
	2005	2004	2003
Cash Payments:
Interest	$16,154,326	$7,252,494	$5,341,687
Income taxes	3,802,633	3,681,817	—
Noncash Transactions:
Transfers of available-for-sale securities to held-to-maturity	—	27,655,669	—
Loans charged-off to the allowance for loan losses	207,647	1,032,378	167,023
Loans foreclosed upon with repossessions transferred to other assets	34,750	—	—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Securities — Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.
     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, management considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.
     Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security which may not be the stated life of the security. Realized gains and losses from the sale of securities are determined using the specific identification method.
     Loans Held for Sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized gains and losses are recognized when payments have been received from the purchaser and are reflected in the accompanying consolidated statement of income in gains on the sale of loans and loan participations sold.
     Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.
     Pinnacle National is the lessee with respect to several office locations. All such leases are being accounted for as operating leases within the accompanying consolidated financial statements. Several of these leases include rent escalation clauses which require Pinnacle National to expense the costs associated with these escalating payments over a straight-line basis over the life of the expected lease term. At December 31, 2005, the deferred liability associated with these escalating rentals was approximately $270,000 and is included in other liabilities in the accompanying consolidated balance sheets.
     Investments in unconsolidated subsidiaries and other entities — In addition to investments in unconsolidated subsidiaries, Pinnacle Financial maintains certain investments, at cost, with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship. These entities are the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of Cincinnati. At December 31, 2005 and 2004, the cost of these investments was $4,598,000 and $3,269,000, respectively. Pinnacle Financial determined that it is not practicable to estimate the fair value of these investments. Pinnacle Financial has not observed any events or changes in circumstances that would have had an adverse effect on the fair value of the investment.
     Securities sold under agreements to repurchase — Pinnacle National routinely sells securities to certain treasury management customers and then repurchases these securities the next day. Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.
     Other Assets — Included in other assets as of December 31, 2005 and 2004 is approximately $645,000 and $544,000, respectively, net of amortization, related to amounts paid to certain individuals to secure their employment with Pinnacle Financial. These amounts are subject to certain agreements whereby a certain pro rata amount will be owed Pinnacle Financial should the employee leave the employ of Pinnacle Financial within a predetermined time frame of their employment date. Pinnacle Financial is amortizing the amounts to salaries and employee benefits expense on a straight-line basis over 36 to 84 months.
     Also included in other assets as of December 31, 2005 and 2004, is approximately $742,000 and $357,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2005, 2004 and 2003, Pinnacle Financial’s amortization expense was approximately $272,000, $162,000 and $122,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.
     During the year ended December 31, 2002, Pinnacle National acquired life insurance policies on five key executives. Pinnacle National is the owner of the policies and is the beneficiary of the death proceeds from these policies. To acquire these policies, Pinnacle National paid a one-time premium of $1.8 million. Pinnacle National increases the value of the polices based on a crediting rate which is then reset quarterly thereafter. This crediting rate serves to increase the cash surrender value of the policies over the life of the policies. At December 31, 2005 and 2004, the aggregate cash surrender value of these policies, which is reflected in other assets, was $2,084,000 and $2,010,000, respectively. Pinnacle National has not borrowed any funds against these policies.
     Also included in other assets at December 31, 2005 and 2004 is $477,000 and $490,000, respectively, which is related to loans which have been sold to correspondent banks. These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial. These amounts are amortized against net

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest income over the life of the loan as the loan is repaid by the borrower. Amortization of these amounts was $165,000, $199,000 and $143,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
     Pinnacle Financial and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.
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
     As of December 31, 2005 and 2004, there were common stock options outstanding to purchase up to 1,242,393 and 1,068,350 common shares, respectively. Substantially all of these shares have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the years in the three year period ended December 31, 2005. There were common stock options of 20,700 and 2,000 outstanding as of December 31, 2005 and 2004, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of December 31, 2005 and 2004, Pinnacle Financial had outstanding warrants to purchase 406,000 common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the years ended December 31, 2005 and 2004.
     The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2005:

	2005	2004	2003
Basic earnings per share calculation:
Numerator – Net income	$8,055,268	$5,318,910	$2,554,639

Denominator – Average common shares outstanding	8,408,663	7,750,943	7,384,106

Basic earnings per share	$0.96	$0.69	$0.35

Diluted earnings per share calculation:
Numerator – Net income	$8,055,268	$5,318,910	$2,554,639

Denominator – Average common shares outstanding	8,408,663	7,750,943	7,384,106
Dilutive shares contingently issuable	1,055,837	947,196	491,900

Average dilutive common shares outstanding	9,464,500	8,698,139	7,876,006

Diluted earnings per share	$0.85	$0.61	$0.32
     On April 20, 2004, the Board of Directors of Pinnacle Financial approved a two for one stock split of the Company’s common stock payable as a 100% stock dividend on May 10, 2004 to shareholders of record on April 30,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2004. Pinnacle Financial has retroactively applied the impact of this stock split in these consolidated financial statements.
     Stock-Based Compensation — Pinnacle Financial applies APB Opinion 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for each of the years in the three-year period ended December 31, 2005:

	2005	2004	2003
Net income, as reported	$8,055,268	$5,318,910	$2,554,639
Add: Compensation expense recognized in the accompanying consolidated financial statements, net of related tax effects	148,731	26,139	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(759,501)	(436,586)	(307,343)

Pro forma net income	$7,444,498	$4,908,463	$2,247,296

Per share information:
Basic net income As reported	$0.96	$0.69	$0.35
Pro forma	$0.89	$0.63	$0.30

Diluted net income As reported	$0.85	$0.61	$0.32
Pro forma	$0.79	$0.56	$0.29
     For purposes of these calculations, the fair value of options granted for each of the years in the three-year period ended December 31, 2005 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2005	2004	2003
Risk free interest rate	2.57%	1.11%	1.19%
Expected life of the options	6.5 years	6.5 years	6.5 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	24.1%	21.4%	18.2%
Weighted average fair value	$7.30	$3.62	$1.65
     In preparation for adoption of SFAS No. 123 (revised 2004), Share-Based Payment, Pinnacle Financial reevaluated all stock option issuances prior to December 31, 2005 and modified its assumptions related to forfeiture rates, option lives, risk free rates and volatility. Pinnacle Financial uses the simplified method in determining the estimated life of stock option issuances. These modifications have been considered in the pro forma information above and did not significantly impact the pro forma net income or per share information for 2004 or 2003.
     Comprehensive Income (Loss) —SFAS No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.
     Recent Accounting Pronouncements —Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In light of the pending merger with Cavalry, Pinnacle Financial is currently evaluating the impact of SOP 03-03 in future periods on our consolidated financial position or results of income.
     FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement is not expected to have a material impact on Pinnacle Financial’s consolidated financial statements.
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Pinnacle Financial will adopt this Standard on January 1, 2006 under the modified prospective method of application. Under that method, Pinnacle Financial will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. Excluding the impact of employee stock options granted after December 31, 2005, Pinnacle Financial estimates the adoption of SFAS No. 123R will result in the recognition of pre-tax compensation costs for share based awards of approximately $620,000 in 2006.
     The FASB issued an FSP on December 15, 2005, “SOP 94-6-1 — Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. Pinnacle Financial has evaluated the impact of this FSP and has concluded that the disclosures are consistent with the objectives of the FSP.
     Reclassifications – Certain previous amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no impact on net income or loss during any period.
Note 2. Definitive Merger Agreement with Cavalry Bancorp, Inc.
     On October 3, 2005, Pinnacle Financial announced that it had entered into a definitive agreement to merge with and into Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee with approximately $638 million in assets as of December 31, 2005. Pursuant to the agreement, Pinnacle will acquire the Cavalry common stock via a tax-free exchange whereby Cavalry shareholders will receive 0.95 shares of Pinnacle

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial common stock for each share of Cavalry common stock owned by Cavalry shareholders or approximately 6.9 million Pinnacle Financial shares. Pinnacle Financial and Cavalry are in the process of obtaining the required regulatory approvals to consummate the merger. Pinnacle Financial is in the process of obtaining the required regulatory approvals to consummate the merger, which is currently anticipated to close before the end of the first quarter of 2006.
Note 3. Restricted Cash Balances
     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2005 and 2004, the average daily balance maintained at the Federal Reserve was approximately $593,000 and $3,230,000, respectively.
Note 4. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2005 and 2004 are summarized as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	31,054,469	—	534,899	30,519,570
Mortgage-backed securities	190,708,007	44,378	3,866,210	186,886,175
State and municipal securities	32,583,283	19,044	464,984	32,137,343
Corporate notes	2,300,442	—	94,436	2,206,006

	$256,646,201	$63,422	$4,960,529	$251,749,094

Securities held-to-maturity:
U.S. government agency securities	$17,746,883	$—	$441,208	$17,305,675
State and municipal securities	9,584,368	—	343,746	9,240,622

	$27,331,251	$—	$784,954	$26,546,297

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	27,164,683	129,219	19,727	27,274,175
Mortgage-backed securities	138,851,236	348,187	672,189	138,527,234
State and municipal securities	12,486,440	71,726	55,481	12,502,685
Corporate notes	2,314,831	—	45,105	2,269,726

	$180,817,190	$549,132	$792,502	$180,573,820

Securities held-to-maturity:
U.S. government agency securities	$17,746,555	$600	$298,605	$17,448,550
State and municipal securities	9,849,604	—	163,241	9,686,363

	$27,596,159	$600	$461,846	$27,134,913

     On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At December 31, 2005, the unamortized amount approximated $230,000.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pinnacle Financial realized approximately $114,000 in net gains from the sale of $6,792,000 of available-for-sale securities during the year ended December 31, 2005. There were no losses on the sale of securities during the year ended December 31, 2005. Pinnacle Financial realized $357,000 in net gains on the sale of $28,461,000 of available-for-sale securities during the year ended December 31, 2004. During the year ended December 31, 2004, gross realized gains amounted to $421,000 on the sale of $14.5 million of available-for-sale securities while gross realized losses amounted to $64,000 on the sale of $13.9 million of available-for-sale securities. During the year ended December 31, 2003, gross realized gains amounted to $263,000 on the sale of $20.5 million of available-for-sale securities while gross realized losses amounted to $15,000 on the sale of $2.6 million of available-for-sale securities.
     At December 31, 2005, approximately $196,803,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
     The amortized cost and fair value of debt securities as of December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$411,923	$403,880	$—	$—
Due in one year to five years	23,633,257	23,111,526	19,759,888	19,350,684
Due in five years to ten years	34,509,448	34,101,957	7,571,363	7,195,613
Due after ten years	7,383,566	7,245,556	—	—
Mortgage-backed securities	190,708,007	186,886,175	—	—

	$256,646,201	$251,749,094	$27,331,251	$26,546,297

     At December 31, 2005 and 2004, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an		Investments With an		Total Investments at
	Unrealized Loss of		Unrealized Loss of		December 31, 2005 With
	Less than 12 months		12 months or longer		an Unrealized Loss
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
At December 31, 2005:

U.S. government agency securities	$28,605,270	$463,534	$19,219,975	$512,573	$47,825,245	$976,107
Mortgage-backed securities	110,636,351	1,586,394	69,512,865	2,279,816	180,149,216	3,866,210
State and municipal securities	22,692,062	341,869	14,074,344	466,861	36,766,406	808,730
Corporate notes	—	—	2,206,006	94,436	2,206,006	94,436

Total temporarily-impaired securities	$161,933,683	$2,391,797	$105,013,190	$3,353,686	$266,946,873	$5,745,483

At December 31, 2004:

U.S. government agency securities	$21,426,876	$318,332	$—	$—	$21,426,876	$318,332
Mortgage-backed securities	78,476,825	450,064	9,852,117	222,125	88,328,942	672,189
State and municipal securities	14,856,388	208,074	691,803	10,648	15,548,191	218,722
Corporate notes	2,314,831	45,105	—	—	2,314,831	45,105

Total temporarily-impaired securities	$117,074,920	$1,021,575	$10,543,920	$232,773	$127,618,840	$1,254,348

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.
Note 5. Loans and Allowance for Loan Losses
     The composition of loans at December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Commercial real estate – Mortgage	$148,102,053	$117,122,607
Commercial real estate – Construction	30,295,106	8,427,763
Commercial – Other	239,128,969	189,456,385

Total Commercial	417,526,128	315,006,755

Consumer real estate – Mortgage	169,952,860	126,907,581
Consumer real estate – Construction	37,371,834	14,990,739
Consumer – Other	23,173,210	15,457,144

Total Consumer	230,497,904	157,355,464

Total Loans	648,024,032	472,362,219
Allowance for loan losses	(7,857,774)	(5,650,014)

Loans, net	$640,166,258	$466,712,205

     Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. During 2005, Pinnacle Financial changed from using the Standard Industry Code classification system to the North American Industry Classification System. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2005 and 2004:

	2005	2004
Trucking industry	$50,421,000	$43,107,000
Operators of nonresidential buildings	60,932,000	27,510,000
Land subdividers	37,963,000	12,661,000
     At December 31, 2005 and 2004, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $460,000, $561,000 and $379,000 at December 31, 2005, 2004 and 2003, respectively. In each case, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $21,000, $41,000 and $75,000 for each of the years in the three-year period ended December 31, 2005. During the years ended December 31, 2005, 2004 and 2003, the average balance of all impaired loans amounted to $387,000, $776,000 and $1,160,000, respectively. As all loans that were deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any impaired loans during the three-year period ended December 31, 2005.
     Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2005 are as follows:

	2005	2004	2003
Balance at beginning of period	$5,650,014	$3,718,598	$2,677,043
Charged-off loans	(207,647)	(1,032,378)	(167,023)
Recovery of previously charged-off loans	263,441	15,371	51,298
Provision for loan losses	2,151,966	2,948,423	1,157,280

Balance at end of period	$7,857,774	$5,650,014	$3,718,598

     At December 31, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $13,223,000 to certain directors, executive officers, and their related entities, of which $6,958,000 had been drawn upon. At December 31, 2004, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $6,565,000 to certain directors, executive officers, and their related entities of which

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$4,437,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.
     During 2005, 2004 and 2003, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a gain on the sale of these participated loans for the years ended December 31, 2005, 2004 and 2003 of approximately $152,000, $234,000 and $334,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their participation in the loan.
Note 6. Premises and Equipment and Lease Commitments
     Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	Range of
	Useful Lives	2005	2004
Land	—	$2,502,524	$2,502,525
Buildings	15 to 30 years	6,767,518	5,220,088
Leasehold improvements	15 to 20 years	1,232,973	810,266
Furniture and equipment	3 to 15 years	5,506,469	4,694,769

		16,009,484	13,227,648
Accumulated depreciation		(3,093,889)	(2,096,977)

		$12,915,595	$11,130,671

     Depreciation expense was approximately $997,000, $657,000 and $542,000 for each of the years in the three-year period ended December 31, 2005.
     Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2005, 2004 and 2003 totaled $950,000, $636,000 and $449,000, respectively. At December 31, 2005, the approximate future minimum lease payments due under the aforementioned operating leases for their base term is as follows:

2006	$951,000
2007	973,000
2008	1,000,000
2009	1,024,000
2010	946,000
Thereafter	9,464,000

$14,358,000

Note 7. Deposits
     At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$224,279,128
2007	37,034,545
2008	8,313,873
2009	7,208,920
2010	820,663

$277,657,129

     Additionally, at December 31, 2005 and 2004, approximately $246,249,000 and $165,794,000, respectively, of time deposits had been issued in denominations of $100,000 or greater.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Federal Home Loan Bank Advances and Other Borrowings
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
     At December 31, 2005 and 2004, Pinnacle National had received advances from the FHLB totaling $41,500,000 and $53,500,000, respectively. At December 31, 2005, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled	Interest Rate
	Maturities	Ranges
2006	$29,500,000	2.0% to 4.3%
2007	2,000,000	3.2%
2008	10,000,000	5.0%

	$41,500,000

Weighted average interest rate		3.6%

     At December 31, 2005, Pinnacle National has accommodations which allow Pinnacle National to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. There were no outstanding balances at December 31, 2005 or 2004 under these arrangements.
Note 9. Investments in Unconsolidated Subsidiaries and Subordinated Debt
     On December 29, 2003, we established PNFP Statutory Trust I and on September 15, 2005 we established PNFP Statutory Trust II (“Trust I” and “Trust II” or collectively, the “Trusts”). Both are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000 and $619,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I and $20,000,000 for Trust II and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. Pinnacle Financial’s aggregate $929,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and the $30,929,000 obligation of Pinnacle Financial is reflected as subordinated debt.
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.297% at December 31, 2005) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Subordinated Debentures are unsecured, bear interest rate at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities and mature on the same dates as those noted above for the Trust Preferred Securities. Interest is payable quarterly. Pinnacle Financial may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and Pinnacle Financial’s ability to pay dividends on our common shares will be restricted.
     Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I and on or after September 30, 2010 for Trust II. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
     The Trust Preferred Securities for both Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of $120,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet as of December 31, 2005. These debt issuance costs are being amortized over ten years using the straight-line method. There are no debt issuance costs associated with Trust II.
     Included in investment in unconsolidated subsidiaries and other entities are Pinnacle Financial’s investments in Trust I and Trust II. These investments are accounted for under the equity method and consist of 100% of the common stock of Trust I and Trust II. Combined summary financial information for the Trusts on a stand alone basis follows (dollars in thousands):
Combined Summary Balance Sheets

	At December 31,
	2005	2004
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$30,929	$10,310

Liabilities	$—	$—

Stockholder’s equity – Trust preferred securities	30,000	10,000
Common stock (100% owned by Pinnacle Financial)	929	310

Total stockholder’s equity	30,929	10,310

Total liabilities and stockholder’s equity	$30,929	$10,310

Combined Summary Income Statement

	Year ended
	December 31,
	2005	2004
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$986	$431

Net Income	$986	$431

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Combined Summary Statement of Stockholder’s Equity

	Trust			Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity
Beginning balances, December 31, 2003	$10,000	$310	$—	$10,310
Net income	—	—	431	431
Dividends:
Trust preferred securities	—	—	(418)	(418)
Common paid to Pinnacle Financial	—	—	(13)	(13)

Beginning balances, December 31, 2004	$10,000	$310	$—	$10,310
Net income	—	—	986	986
Issuance of Trust II trust preferred securities	20,000	619	—	20,619
Dividends:
Trust preferred securities	—	—	(956)	(956)
Common paid to Pinnacle Financial	—	—	(30)	(30)

Ending balances, December 31, 2005	$30,000	$929	$—	$30,929

Note 10. Income Taxes
     Income tax expense (benefit) attributable to income from continuing operations for each of the years in the three-year period ended December 31, 2005 consists of the following:

	2005	2004	2003
Current tax expense:
Federal	$3,589,487	$2,677,582	$710,749
State	178,630	416,987	145,010

Total current tax expense	3,768,117	3,094,569	855,759

Deferred tax expense (benefit):
Federal	(479,072)	(765,139)	473,038
State	(96,683)	(157,147)	96,949

Total deferred tax expense (benefit)	(575,755)	(922,286)	569,987

	$3,192,362	$2,172,283	$1,425,746

     Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2005, 2004 and 2003 to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2005 is as follows:

	2005	2004	2003
Income taxes at statutory rate	$3,824,194	$2,547,006	$1,353,331
State tax expense, net of federal tax effect	54,085	171,494	159,693
Federal tax credits	(300,000)	(300,000)	—
Tax-exempt securities	(339,900)	(156,354)	(69,442)
Other items	(46,017)	(89,863)	(17,836)

Income tax expense (benefit)	$3,192,362	$2,172,283	$1,425,746

     The effective tax rate for 2005 and 2004 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available thru 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for each of the years ended December 31, 2005 and 2004 was $300,000. Pinnacle Financial believes that it and its subsidiary has complied with the various regulatory provisions of the New Markets Tax Credit program in 2005 and 2004. Also, during 2004, Pinnacle National formed a real estate investment trust which provides Pinnacle Financial with an alternative vehicle for raising capital. Additionally, the ownership

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
structure of this real estate investment trust provides certain state income tax benefits to Pinnacle National and Pinnacle Financial.
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
     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Loan loss allowance	$3,019,094	$2,162,332
Securities	1,773,521	—
Other assets	174,816	136,790

	4,967,431	2,299,122

Deferred tax liabilities:
Depreciation and amortization	417,207	62,390
Securities	—	15,240
Other accruals	139,602	175,384

	556,809	253,014

Net deferred tax assets	$4,410,622	$2,046,108

Note 11. Commitments and Contingent Liabilities
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at December 31, 2005 is as follows:

Commitments to extend credit	$252,617,000
Standby letters of credit	57,550,000
     At December 31, 2005, the fair value of Pinnacle Financial’s standby letters of credit was $227,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at December 31, 2005 will not have a material effect on Pinnacle Financial’s consolidated financial statements.
Note 12. Common Stock Offerings and Warrants
     During 2004, Pinnacle Financial concluded a follow-on offering of its common stock to the general public. As a result of this offering, Pinnacle Financial, through its underwriters, sold 850,000 shares of common stock to the general public at $20 per share. The underwriters also exercised an over-allotment option and purchased an additional 127,500 shares at $20 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18.2 million.
     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial were awarded on August 18, 2000, warrants to acquire 406,000 shares of common stock at $5.00 per share. The warrants are exercisable until August 18, 2010. As of December 31, 2005, all of the warrants were exercisable.
Note 13. Salary Deferral Plan
     Pinnacle Financial has a 401(k) retirement plan covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary subject to regulatory limitations with Pinnacle Financial matching 50% of the first 6% deferred in Pinnacle Financial stock. Pinnacle Financial’s expense associated with the matching component of this plan for each of the years in the three-year period ended December 31, 2005 was approximately $259,000, $199,000 and $143,000, respectively, and is included in the accompanying statements of income in salaries and employee benefits expense.
Note 14. Stock Option Plan and Restricted Shares
     Pinnacle Financial has two equity compensation plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant. As of December 31, 2005, all of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the plans vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant. The shareholders of Pinnacle Financial approved a total allocation of 1,790,000 common shares toward this plan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the plan changes during each of the years in the three-year period ended December 31, 2005 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price
Outstanding at December 31, 2002	724,700	$4.84
Granted	185,800	7.55
Exercised	—	—
Forfeited	(3,100)	5.73

Outstanding at December 31, 2003	907,400	$5.39
Granted	189,080	14.65
Exercised	(23,780)	4.89
Forfeited	(4,350)	7.86

Outstanding at December 31, 2004	1,068,350	$7.03
Granted	209,482	23.74
Exercised	(20,953)	5.93
Forfeited	(14,486)	14.93

Outstanding at December 31, 2005	1,242,393	$9.78

     The following table summarizes information about options granted under Pinnacle Financial’s equity incentive plans at December 31, 2005.

	Number of	Remaining	Weighted-
	Remaining	Weighted-Average	Average	Number of
Grant date	Shares	Contractual	Exercise	Shares
by year	Outstanding	Life in Years	Price	Exercisable

2000	353,778	5.0	$5.00	353,778
2001	89,740	5.2	3.82	71,792
2002	240,145	6.1	5.01	144,087
2003	173,900	7.3	7.61	69,560
2004	180,118	8.1	14.73	36,024
2005	204,712	8.7	23.74	—

	1,242,393	6.7	$9.78	675,241

     On January 18, 2006, Pinnacle Financial granted options to purchase 70,255 common shares to certain employees at an exercise price of $25.07 per share. These options, which were issued as non-qualified stock options, will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights. During 2005 and 2004, Pinnacle Financial awarded 16,366 shares and 3,846 shares, respectively, of restricted common stock to certain executives of Pinnacle Financial. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. As a result, at each financial reporting date, the restricted shares are marked to fair value and compensation expense is measured based on the anticipated number of shares that will ultimately vest and the timing of the vesting period. Earnings and soundness targets for the 2005 and 2004 fiscal years were achieved and the restrictions related to 6,734 shares and 1,282 shares, respectively, were released. For the years ended December 31, 2005 and 2004, Pinnacle Financial recognized approximately $245,000 and $43,000, respectively, in compensation costs attributable to these awards.
     On January 18, 2006, the Board of Directors of Pinnacle Financial awarded 3,200 shares of restricted common stock to the eight outside members of the board in accordance with their 2006 board compensation package. Each board member received an award of 400 shares. The restrictions on these shares will lapse on the one year anniversary date of the award provided the individual board members meet attendance goals for the various board

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and board committee meetings to which they are scheduled to attend during the fiscal year ended December 31, 2006.
Note 15. Employment Contracts
     Pinnacle Financial has entered into three continuously automatic-renewing three-year employment agreements with three of its senior executives, the President and Chief Executive Officer, the Chairman of the Board and the Chief Administrative Officer. These agreements will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify that in certain defined “Terminating Events”, Pinnacle Financial will be obligated to pay each of the three senior executives a certain amount which is based on their annual salaries and bonuses. These Terminating Events include disability, change of control and other events.
Note 16. Related Party Transactions
     A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For the years ended December 31, 2005, 2004, and 2003, Pinnacle Financial incurred approximately $187,000, $141,000 and $137,000, respectively, in expense for services rendered by this public relations company. Another director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.
     During the fourth quarter of 2004, Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”), acquired a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. An employee of Pinnacle National also owns a 24.5% interest in Collateral Plus, LLC. PCEH’s 24.5% ownership of Collateral Plus, LLC resulted in pre-tax earnings of $216,000 in 2005. The financial impact of PCEH’s 24.5% ownership of Collateral Plus, LLC to Pinnacle Financial’s financial statements for the year ended December 31, 2004 was $9,000.
Note 17. Fair Value of Financial Instruments
     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash, Due From Banks and Fed Funds Sold - The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.
Securities - Fair values for securities are generally based on available quoted market prices.
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
Deposits, Securities Sold Under Agreements to Repurchase, Advances from the Federal Home Loan Bank and Subordinated Debt - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit, advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities. For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.
Off-Balance Sheet Instruments - The fair values of Pinnacle Financial’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to Pinnacle Financial until such commitments are funded. Pinnacle Financial has determined that the fair value of commitments to extend credit is not significant.
     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at December 31, 2005 and 2004 were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash, due from banks, and Federal funds sold	$58,654	$58,654	$26,746	$26,746
Securities available-for-sale	251,749	251,749	180,574	180,574
Securities held-to-maturity	27,331	26,546	27,596	27,135
Mortgage loans held-for-sale	4,874	4,874	1,635	1,635
Loans, net	640,166	630,586	466,712	467,290

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$875,985	$873,635	$602,655	$601,379
Federal Home Loan Bank advances	41,500	40,889	53,500	53,183
Subordinated debt	30,929	30,427	10,310	10,310

	Notional		Notional
	Amount		Amount
Off-balance sheet instruments:
Commitments to extend credit	$252,617	$—	$160,849	$—
Standby letters of credit	57,550	227	45,342	188
Note 18. Regulatory Matters
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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2005 and 2004, Pinnacle Financial and Pinnacle National meet all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$105,101	12.6%	$66,521	8.0%	not applicable
Pinnacle National	$90,215	10.9%	$66,334	8.0%	$82,917	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$97,243	11.7%	$33,261	4.0%	not applicable
Pinnacle National	$82,357	9.9%	$33,167	4.0%	$49,751	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$97,243	9.9%	$39,444	4.0%	not applicable
Pinnacle National	$82,357	8.4%	$39,444	4.0%	$49,305	5.0%

At December 31, 2004

Total capital to risk weighted assets:
Pinnacle Financial	$73,540	12.7%	$46,410	8.0%	not applicable
Pinnacle National	$63,775	11.0%	$46,373	8.0%	$57,967	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$67,880	11.7%	$23,205	4.0%	not applicable
Pinnacle National	$58,115	10.0%	$23,187	4.0%	$34,780	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$67,880	9.7%	$28,134	4.0%	not applicable
Pinnacle National	$58,115	8.3%	$28,116	4.0%	$35,145	5.0%

(*)	Average assets for the above calculations were fourth quarter amounts.
Note 19. Business Segment Information
     Pinnacle Financial has three reporting segments comprised of commercial banking, investment services and mortgage origination. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle Financial’s branch locations. Investment services include all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. The following tables present financial information for each reportable segment for each of the years noted (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial	Investment	Mortgage	Total
	Banking	Services	Origination	Company
2005:
Net interest income	$29,038	$—	$—	$29,038
Provision for loan losses	2,152	—	—	2,152
Noninterest income	2,675	1,573	1,146	5,394
Noninterest expense	19,315	1,171	546	21,032
Income tax expense	2,809	154	230	3,193

Net income	$7,437	$248	$370	$8,055

End of period assets	$1,016,772	$—	$—	$1,016,772

2004:
Net interest income	$20,264	$—	$—	$20,264
Provision for loan losses	2,948	—	—	2,948
Noninterest income	2,348	1,313	1,317	4,978
Noninterest expense	12,884	1,004	915	14,803
Income tax expense	1,900	118	154	2,172

Net income	$4,880	$191	$248	$5,319

End of period assets	$727,139	$—	$—	$727,139

2003:
Net interest income	$12,899	$—	$—	$12,899
Provision for loan losses	1,157	—	—	1,157
Noninterest income	1,511	833	691	3,035
Noninterest expense	9,483	872	441	10,796
Income tax expense	1,347	(15)	94	1,426

Net income	$2,423	$(24)	$156	$2,556

End of period assets	$498,421	$—	$—	$498,421

Note 20. Parent Company Only Financial Information
     The following information presents the condensed balance sheets, statements of income, and cash flows of Pinnacle Financial as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005:
CONDENSED BALANCE SHEETS

	2005	2004
Assets:
Cash	$12,679,759	$8,091,049
Investments in consolidated subsidiaries:
Pinnacle National	79,463,336	58,140,549
Pinnacle Advisory Services	107,086	15,450
Pinnacle Credit Enhancement Holdings	123,431	245
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	—
Income taxes receivable from subsidiaries	676,886	1,807,272
Other assets	618,650	139,175

	$94,598,148	$68,503,740

Liabilities and stockholders’ equity:
Current income taxes payable	232,723	312,221
Subordinated debt	30,929,000	10,310,000
Other liabilities	—	1,344
Stockholders’ equity	63,436,425	57,880,175

	$94,598,148	$68,503,740

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF INCOME

	2005	2004	2003
Revenues – Interest income	$133,748	$63,121	$24,833
Expenses:
Interest expense – subordinated debentures	985,645	431,318	—
Compensation expense – restricted stock	244,724	43,009	—
Other expense	58,772	100,179	23,113

Income (loss) before income taxes and equity in income of subsidiaries	(1,155,393)	(511,385)	1,720
Income tax (expense) benefit	438,270	198,516	(657)

Income before equity in income of subsidiaries	(717,123)	(312,869)	1,063
Equity in income of subsidiaries	8,772,391	5,631,779	2,553,576

Net income	$8,055,268	$5,318,910	$2,554,639

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Operating activities:
Net income	$8,055,268	$5,318,910	$2,554,639
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of compensation expense related to restricted stock awards	244,724	43,009	—
Decrease (increase) in income taxes receivable, net	1,050,887	(1,447,991)	(47,060)
Decrease (increase) in other assets	(479,474)	12,365	(1,540)
Increase (decrease) in other liabilities	(1,344)	(8,656)	4,385
Deferred tax expense	—	—	47,726
Equity in income of subsidiaries	(8,772,391)	(5,631,779)	(2,553,576)

Net cash provided (used) by operating activities	97,670	(1,714,142)	4,574

Investing activities –
Investment in unconsolidated subsidiaries:	(619,000)	—	(310,000)
Investment in consolidated subsidiaries:
Pinnacle National	(15,500,000)	(17,556,000)	(4,244,500)
Other subsidiaries	(183,721)	(57,812)	—

Net cash used by investing activities	(16,302,721)	(17,613,812)	(4,554,500)

Financing activities –
Proceeds from issuance of subordinated debt	20,619,000	—	10,310,000
Debt issuance costs related to issuance of subordinated debt	—	—	(150,000)
Net proceeds from sale of common stock	—	18,192,167	—
Exercise of common stock options	174,761	118,113	—

Net cash provided by financing activities	20,793,761	18,310,280	10,160,000

Net increase (decrease) in cash	4,588,710	(1,017,674)	5,610,074
Cash, beginning of year	8,091,049	9,108,723	3,498,649

Cash, end of year	$12,679,759	$8,091,049	$9,108,723

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21. Quarterly Financial Results (unaudited)
     A summary of selected consolidated quarterly financial data for the years ended December 31, 2005 and 2004 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2005
Interest income	$9,270	$10,544	$12,379	$14,118
Net interest income	6,503	6,795	7,456	8,287
Provision for loan losses	601	483	366	702
Net income before taxes	2,499	2,762	2,867	3,119
Net income	1,780	1,959	2,078	2,238
Basic net income per share	$0.21	$0.23	$0.25	$0.27
Diluted net income per share	$0.19	$0.21	$0.22	$0.24

2004
Interest income	$5,666	$6,225	$7,214	$8,574
Net interest income	4,152	4,536	5,299	6,278
Provision for loan losses	354	449	1,012	1,134
Net income before taxes	1,611	1,655	1,961	2,263
Net income	1,071	1,168	1,391	1,689
Basic net income per share	$0.15	$0.16	$0.18	$0.20
Diluted net income per share	$0.13	$0.14	$0.16	$0.18

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
     Management Report on Internal Control Over Financial Reporting
The report of Pinnacle Financial’s management on Pinnacle Financial’s internal control over financial reporting is set forth on page 47 of this Annual Report on Form 10-K. The attestation of Pinnacle Financial’s independent registered public accounting firm related to the report is set forth on page 49 of this Annual Report on Form 10-K.
     Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, which will be filed on or before April 30, 2006 under the headings “Corporate Governance,” “Proposal #1 Election of Directors,” “Executive Management Information,” and “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, which will be filed on or before April 30, 2006 under the heading, “ Compensation” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, which will be filed on or before April 30, 2006 under the headings, “Security Ownership of Certain Beneficial Owners and Management,” and “Proposal #3 Amendment to the Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan,” and are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, which will be filed on or before April 30, 2006 under the headings, “Security Ownership of Certain Beneficial Owners and Management — Certain Relationships and Related Transactions,” and “Compensation” and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, which will be filed on or before April 30, 2006 under the heading, “Independent Registered Public Accounting Firm” and are incorporated herein by reference.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K (1)

3.1	Amended and Restated Charter (2)

3.2	Bylaws (3)

4.1.1	Specimen Common Stock Certificate (4)

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (4)

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (4)

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (4) *

Exhibit No.	Description
10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (4) *

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (4)

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (4) *

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (4) *

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (4) *

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (4)

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (4)

10.21	Green Hills Office Lease (5)

10.23	Form of Restricted Stock Award Agreement (6)

10.24	Form of Incentive Stock Option Agreement (6)

10.25	Lease Agreement for West End Lease (7)

10.26	Lease Amendments for Commerce Street location (7)

10.27	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (8) *

10.28	2005 Annual Cash Incentive Plan (2) *

10.29	Fourth Amendment to Commerce Street Lease (2)

10.30	Employment Agreement by and between Pinnacle National Bank and Ed C. Loughry, Jr. (9) *

10.31	Employment Agreement by and between Pinnacle National Bank and William S. Jones (9) *

10.32	Consulting Agreement by and between Pinnacle National Bank and Ronnie F. Knight (9) *

10.33	2006 Director Compensation Summary (10) *

10.34	Form of Restricted Stock Agreement for non-employee directors (10) *

10.35	Form of Non-Qualified Stock Option Agreement *

10.36	Named Executive Officer Compensation Summary *

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 6, 2003.

(4)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(5)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(6)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(7)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(8)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(9)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.
Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I and PNFP Statutory Trust II of an aggregate of $30,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

Date: February 24, 2006	By:	/s/ M. Terry Turner

M. Terry Turner
President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 24, 2006

Robert A. McCabe, Jr.

/s/ M. Terry Turner	President and Chief	February 24, 2006
M. Terry Turner	Executive Officer
(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 24, 2006
Harold R. Carpenter	(Principal Financial
and Accounting Officer)

/s/ Sue R. Atkinson	Director	February 24, 2006

Sue R. Atkinson

/s/ Gregory L. Burns	Director	February 24, 2006

Gregory L. Burns

/s/ Colleen Conway-Welch	Director	February 24, 2006

Colleen Conway-Welch

/s/ Clay T. Jackson	Director	February 24, 2006

Clay T. Jackson

/s/ John E. Maupin, Jr.	Director	February 24, 2006

John E. Maupin, Jr.

Director

Hal N. Pennington

/s/ Dale W. Polley	Director	February 24 2006

Dale W. Polley

/s/ James L. Shaub, II	Director	February 24, 2006

James L. Shaub, II

/s/ Reese L. Smith, III	Director	February 24, 2006

Reese L. Smith, III

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K (1)

3.1	Amended and Restated Charter (2)

3.2	Bylaws (3)

4.1.3	Specimen Common Stock Certificate (4)

4.1.4	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (4)

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (4)

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (4) *

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (4) *

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (4)

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (4) *

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (4) *

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (4) *

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (4)

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (4)

10.22	Green Hills Office Lease (5)

10.23	Form of Restricted Stock Award Agreement (6)

10.24	Form of Incentive Stock Option Agreement (6)

10.25	Lease Agreement for West End Lease (7)

10.26	Lease Amendments for Commerce Street location (7)

10.27	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (8) *

10.28	2005 Annual Cash Incentive Plan (2) *

10.29	Fourth Amendment to Commerce Street Lease (2)

10.30	Employment Agreement by and between Pinnacle National Bank and Ed C. Loughry, Jr. (9) *

Exhibit No.	Description
10.31	Employment Agreement by and between Pinnacle National Bank and William S. Jones (9) *

10.32	Consulting Agreement by and between Pinnacle National Bank and Ronnie F. Knight (9) *

10.33	2006 Director Compensation Summary (10) *

10.34	Form of Restricted Stock Agreement for non-employee directors (10) *

10.35	Form of Non-Qualified Stock Option Agreement *

10.36	Named Executive Officer Compensation Summary *

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 6, 2003.

(4)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(5)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(6)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(7)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(8)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(9)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.
Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I and PNFP Statutory Trust II of an aggregate of $30,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.