Form 10-Q
period 2006-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2006-05-05
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 000-31225

, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1812853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)

(615) 744-3700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year if changes since last report)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 28, 2006 there were 15,327,978 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2006

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Pinnacle Financial’s Form 10-K and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank to satisfy regulatory requirements for its expansion plans, (vi) the ability to successfully integrate Pinnacle Financial’s operations with the former Cavalry Bancorp, Inc., (vii) the ability of Pinnacle Financial to grow its loan portfolio at historic rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

Item 1.                                 Part I. FINANCIAL INFORMATION

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and noninterest-bearing due from banks	$41,533,756	$25,935,948
Interest-bearing due from banks	2,954,669	839,960
Federal funds sold	35,103,280	31,878,362
Cash and cash equivalents	79,591,705	58,654,270

Securities available-for-sale, at fair value	288,160,347	251,749,094
Securities held-to-maturity (fair value of $26,352,705 and $26,546,297 at March 31, 2006 and December 31, 2005, respectively)	27,312,913	27,331,251
Mortgage loans held-for-sale	7,262,679	4,874,323

Loans	1,235,169,993	648,024,032
Less allowance for loan losses	(13,354,496)	(7,857,774)
Loans, net	1,221,815,497	640,166,258

Premises and equipment, net	33,989,309	12,915,595
Investments in unconsolidated subsidiaries and other entities	10,099,180	6,622,645
Accrued interest receivable	7,883,211	4,870,197
Goodwill	115,618,320	-
Core deposit intangible	13,102,395	-
Other assets	23,376,815	9,588,097
Total assets	$1,828,212,371	$1,016,771,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$263,700,581	$155,811,214
Interest-bearing demand	181,067,846	72,520,757
Savings and money market accounts	470,532,348	304,161,625
Time	500,477,255	277,657,129
Total deposits	1,415,778,031	810,150,725
Securities sold under agreements to repurchase	63,911,911	65,834,232
Federal Home Loan Bank advances	67,266,661	41,500,000
Subordinated debt	30,929,000	30,929,000
Accrued interest payable	3,093,184	1,884,596
Other liabilities	10,906,823	3,036,752
Total liabilities	1,591,885,610	953,335,305
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 20,000,000 shares authorized; 15,300,629 issued and outstanding at March 31, 2006 and 8,426,551 issued and outstanding at December 31, 2005	15,300,629	8,426,551
Additional paid-in capital	208,914,892	44,890,912
Unearned compensation	-	(169,689)
Retained earnings	15,794,187	13,182,291
Accumulated other comprehensive income (loss), net	(3,682,947)	(2,893,640)
Stockholders’ equity	236,326,761	63,436,425
Total liabilities and stockholders’ equity	$1,828,212,371	$1,016,771,730

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2006	2005
Interest income:
Loans, including fees	$13,178,830	$6,954,365
Securities:
Taxable	2,861,118	2,021,783
Tax-exempt	400,773	201,424
Federal funds sold and other	369,675	92,162
Total interest income	16,810,396	9,269,734

Interest expense:
Deposits	5,850,307	2,153,961
Securities sold under agreements to repurchase	508,788	150,262
Federal funds purchased and other borrowings	944,498	462,537
Total interest expense	7,303,593	2,766,761
Net interest income	9,506,803	6,502,973
Provision for loan losses	387,184	601,250
Net interest income after provision for loan losses	9,119,619	5,901,723

Noninterest income:
Service charges on deposit accounts	438,269	261,700
Investment sales commissions	513,597	437,424
Insurance sales commissions	264,828	-
Gain on loans and loan participations sold, net	324,546	160,555
Gain on sales of investment securities, net	-	114,410
Other noninterest income	507,011	203,710
Total noninterest income	2,048,251	1,177,799

Noninterest expense:
Compensation and employee benefits	4,448,357	2,970,558
Equipment and occupancy	1,173,353	784,026
Marketing and other business development	190,471	113,168
Postage and supplies	185,409	135,538
Other noninterest expense	888,294	577,584
Merger related expense	443,330	-
Total noninterest expense	7,329,214	4,580,874
Income before income taxes	3,838,656	2,498,648
Income tax expense	1,226,760	718,895
Net income	$2,611,896	$1,779,753

Per share information:
Basic net income per common share	$0.27	$0.21
Diluted net income per common share	$0.24	$0.19

Weighted average shares outstanding:
Basic	9,578,813	8,389,256
Diluted	10,745,626	9,437,183

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

For the three months ended March 31, 2006 and 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee incentive common stock options	2,139	2,139	11,971	-	-	-	14,110
Amortization of unearned compensation associated with restricted shares	-	-	-	7,500	-	-	7,500
Comprehensive loss:
Net income	-	-	-	-	1,779,753	-	1,779,753
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $1,240,860	-	-	-	-	-	(2,024,558)	(2,024,558)
Total comprehensive loss							(223,195)
Balances, March 31, 2005	8,391,371	$8,391,371	$44,388,278	$(29,750)	$6,906,776	$(1,999,695)	$57,656,980

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425
Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	-	-	(169,689)	169,689	-	-	-
Exercise of employee incentive common stock options	14,180	14,180	109,112	-	-	-	123,292
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	3,600	3,600	(3,600)	-	-	-	-
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	-	-	-	171,087,572
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	-	-	(177,202)	-	-	-	(177,202)
Stock based compensation expense	-	-	186,681	-	-	-	186,681
Comprehensive income:
Net income	-	-	-	-	2,611,896	-	2,611,896
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $487,229	-	-	-	-	-	(789,307)	(789,307)
Total comprehensive income							1,822,589
Balances, March 31, 2006	15,300,629	$15,300,629	$209,067,488	$-	$15,794,187	$(3,682,947)	$236,479,357

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income	$2,611,896	$1,779,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities	244,351	244,147
Depreciation and amortization	655,793	339,766
Provision for loan losses	387,184	601,250
Gain on sale of investment securities, net	-	(114,410)
Gains on loans and loan participations sold, net	(324,546)	(160,555)
Stock-based compensation expense	186,681	-
Deferred tax benefit	(357,492)	(331,494)
Mortgage loans held for sale:
Loans originated	(21,034,095)	(21,360,167)
Loans sold	20,558,889	20,332,713
Increase in other assets	(898,056)	(754,642)
Decrease in other liabilities	(11,336,411)	(234,719)
Net cash provided by (used in) operating activities	(9,305,806)	341,642

Investing activities:
Activities in securities available-for-sale:
Purchases	(5,916,658)	(10,285,511)
Sales	-	6,791,867
Maturities, prepayments and calls	7,479,033	6,045,226
	1,562,375	2,551,582
Net increase in loans	(36,438,055)	(44,410,044)
Purchases of premises and equipment and software	(233,346)	(1,046,404)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc.	37,420,210	-
Purchases of other assets	(78,975)	(21,900)
Net provided by (cash used) in investing activities	2,232,209	(42,926,766)

Financing activities:
Net increase in deposits	21,987,263	48,293,758
Net increase (decrease) in securities sold under agreements to repurchase	(1,922,321)	14,460,324
Advances from Federal Home Loan Bank:
Issuances	31,000,000	12,000,000
Payments	(23,000,000)	(14,000,000)
Exercise of common stock options	123,292	14,110
Costs incurred in connection with registration of common stock issued in merger	(177,202)	-
Net cash provided by financing activities	28,011,032	60,768,192
Net increase in cash and cash equivalents	20,937,435	18,183,068
Cash and cash equivalents, beginning of period	58,654,270	26,745,787
Cash and cash equivalents, end of period	$79,591,705	$44,928,855

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business  — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of Davidson, Rutherford, Williamson and Sumner Counties. Pinnacle Financial and Pinnacle National have formed several subsidiaries for various purposes as follows:

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

•
Miller and Loughry Insurance and Services, Inc. is a wholly-owned subsidiary of Pinnacle National. Miller and Loughry is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products.

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

Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the three months ended March 31, 2006 and 2005 as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended March 31,
	2006	2005
Cash Payments:
Interest	$7,764,144	$2,598,854
Income taxes	400,000	690,000
Noncash Transactions:
Loans charged-off to the allowance for loan lossses	43,976	67,777
Loans foreclosed upon with repossessions transferred to other assets	-	34,750
Common stock and options issued to acquire Cavalry Bancorp, Inc	171,087,572	-

Income Per Common Share  — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which in the current period for stock options includes consideration of stock-based compensation attributable to future services as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”).

As of March 31, 2006 and 2005, there were common stock options outstanding to purchase up to 1.6 million and 1.2 million common shares, respectively. Most of these options have exercise prices (and in 2006, compensation costs attributable to future services), which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the three month periods ended March 31, 2006 and 2005. There were common stock options of 388,000 and 146,000 outstanding as of March 31, 2006 and 2005, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of March 31, 2006 and 2005, Pinnacle Financial had outstanding warrants to purchase 406,000 common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the three months ended March 31, 2006 and 2005.

The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
Basic earnings per share calculation:
Numerator - Net income	$2,611,896	$1,779,753

Denominator - Average common shares outstanding	9,578,813	8,389,256
Basic net income per share	$0.27	$0.21

Diluted earnings per share calculation:
Numerator - Net income	$2,611,896	$1,779,753

Denominator - Average common shares outstanding	9,578,813	8,389,256
Dilutive shares contingently issuable	1,166,813	1,047,927
Average diluted common shares outstanding	10,745,626	9,437,183
Diluted net income per share	$0.24	$0.19

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation — On January 1, 2006, Pinnacle Financial adopted SFAS No. 123(R), that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as Pinnacle Financial formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 7 for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of income during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information for 2005, which is also detailed in Note 7, we accounted for forfeitures as they occurred.

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

Recent Accounting Pronouncements — FASB Staff Position on SFAS No. 115-1 and SFAS No. 124-1 (the “FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (“EITF”) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on Pinnacle Financial’s consolidated financial statements.

Reclassifications - Certain previous amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no impact on net income or loss during any period.

Note 2. Merger with Cavalry Bancorp, Inc.

On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee. Pursuant to the merger agreement, Pinnacle acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of Pinnacle Financial common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The accompanying consolidated financial statements include the activities of the former Cavalry since March 15, 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

Cash and cash equivalents	$37,420,210
Investment securities - available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,036,656	545,598,367
Goodwill	115,618,320
Core deposit intangible	13,168,236
Other assets	47,341,524
Total assets acquired	798,622,835

Deposits	583,640,043
Federal Home Loan Bank advances	17,766,661
Other liabilities	25,009,641
Total liabilities assumed	626,416,345
Total consideration paid for Cavalry thru March 31, 2006	$172,206,490

As discussed more fully below, total consideration is comprised of $168.2 million in Pinnacle Financial common shares issued to former Cavalry shareholders, $2.9 million in Pinnacle Financial options issued to former Cavalry option holders and $1.1 million in acquisition costs. Pinnacle Financial is in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of March 31, 2006.

As noted above, total consideration for Cavalry approximates $172.2 million. Pinnacle Financial issued 6,856,298 shares of Pinnacle Financial common stock to the former Cavalry shareholders. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the consideration shares were valued at $24.53 per common share which represents the average closing price of Pinnacle Financial common stock for the two days prior to the merger announcement on September 30, 2005 and the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, Pinnacle Financial also has assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which Pinnacle is obligated to issue 195,551 shares of Pinnacle Financial common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, Pinnacle Financial has considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price. Additionally, Pinnacle Financial has incurred approximately $1.1 million in acquisition costs associated with the purchase of Cavalry through March 31, 2006. These costs primarily relate to investment banking and attorney fees.

In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three months ended March 31, 2006, approximately $66,000 was recognized in the accompanying statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next five years.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  The preliminary purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $1.1 million related to Cavalry’s impaired loans.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following pro forma income statements assume the merger was consummated on January 1, 2005. The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands).

	Three months ended March 31,
	2006	2005(1)
Pro Forma Income Statements:
Net interest income	$15,762	$13,103
Provision for loan losses	1,368	662
Noninterest income	4,445	4,149
Noninterest expense (2):
Compensation	7,229	6,282
Other noninterest expense	5,097	4,314
Net income before taxes	6,513	5,994
Income tax expense	2,215	1,670
Net income	$4,298	$4,324

Pro Forma Per Share Information:
Basic net income per common share	$0.28	$0.28
Diluted net income per common share	$0.26	$0.26

Weighted average shares outstanding:
Basic	15,292,395	15,245,943
Diluted	16,459,208	16,396,931

(1)   In the first quarter of 2005, Cavalry recorded a tax benefit of $427,000 due to a cash distribution of dividends to the participants in their employee stock ownership plan. Excluding this benefit would have lowered net income for the three months ended March 31, 2005 by $427,000 resulting in net income of $3,897,000 or $0.24 per fully-diluted earnings per share.
(2)    In preparation for the merger during the first quarter of 2006, Cavalry and Pinnacle incurred significant merger related charges of approximately $10.5 million in the aggregate primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased net income for the three months ended March 31, 2006 by $6.8 million resulting in a net loss of $2,926,000 and a net loss per share of $0.19.

During the quarter ended March 31, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $433,000. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	31,060,324	-	675,968	30,384,356
Mortgage-backed securities	216,580,310	18,999	4,524,069	212,075,240
State and municipal securities	43,963,502	10,200	900,462	43,073,240
Corporate notes and other	2,722,118	-	94,607	2,627,511
	$294,326,254	$29,199	$6,195,106	$288,160,347
Securities held-to-maturity:
U.S. government agency securities	$17,746,948	$-	$529,798	$17,217,150
State and municipal securities	9,565,965	-	430,410	9,135,555
	$27,312,913	$-	$960,208	$26,352,705

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	31,054,469	-	534,899	30,519,570
Mortgage-backed securities	190,708,007	44,378	3,866,210	186,886,175
State and municipal securities	32,583,283	19,044	464,984	32,137,343
Corporate notes	2,300,442	-	94,436	2,206,006
	$256,646,201	$63,422	$4,960,529	$251,749,094
Securities held-to-maturity:
U.S. government agency securities	$17,746,883	$-	$441,208	$17,305,675
State and municipal securities	9,584,368	-	343,746	9,240,622
	$27,331,251	$-	$784,954	$26,546,297

On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At March 31, 2006, the unamortized amount approximated $217,000.

Pinnacle Financial realized approximately $114,000 in gains from the sale of $6,792,000 of available-for-sale securities during the three months ended March 31, 2005. There were no losses on the sale of securities during the quarter ended March 31, 2005. There were no sales of securities during the three months ended March 31, 2006.

At March 31, 2006, approximately $231,644,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2006 and December 31, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an Unrealized Loss of Less than 12 months		Investments With an Unrealized Loss of 12 months or longer		Total Investments With an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2006:

U.S. government agency securities	$26,525,756	$547,923	$21,075,750	$657,843	$47,601,506	$1,205,766
Mortgage-backed securities	125,555,831	1,710,516	80,514,349	2,813,553	206,076,180	4,524,069
State and municipal securities	33,455,622	650,173	16,186,124	680,699	49,641,746	1,330,872
Corporate notes	-	-	2,202,511	94,607	20,202,511	94,607
Total temporarily-impaired securities	$185,537,209	$2,908,612	$119,978,734	$4,246,702	$305,515,943	$7,155,314

December 31, 2005:

U.S. government agency securities	$28,605,270	$463,534	$19,219,975	$512,573	$47,825,245	$976,107
Mortgage-backed securities	110,636,351	1,586,394	69,512,865	2,279,816	180,149,216	3,866,210
State and municipal securities	22,692,062	341,869	14,074,344	466,861	36,766,406	808,730
Corporate notes	-	-	2,206,006	94,436	2,206,006	94,436
Total temporarily-impaired securities	$161,933,683	$2,391,797	$105,013,190	$3,353,686	$266,946,873	$5,745,483

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.

Note 4. Loans and Allowance for Loan Losses

The composition of loans at March 31, 2006 and December 31, 2005 is summarized as follows:

	At March 31,	At December 31,
	2006	2005

Commercial real estate - Mortgage	$246,391,185	$148,102,053
Commercial real estate - Construction	162,867,270	30,295,106
Commercial - Other	410,058,715	239,128,969
Total Commercial	819,317,170	417,526,128
Consumer real estate - Mortgage	283,589,990	169,952,860
Consumer real estate - Construction	84,380,965	37,371,834
Consumer - Other	47,881,868	23,173,210
Total Consumer	415,852,823	230,497,904
Total Loans	1,235,169,993	648,024,032
Allowance for loan losses	(13,354,496)	(7,857,774)
Loans, net	$1,221,815,497	$640,166,258

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2006 and for the year ended December 31, 2005 are as follows:

	2006	2005

Balance at beginning of period	$7,857,774	$5,650,014
Charged-off loans	(43,976)	(207,647)
Recovery of previously charged-off loans	116,860	263,441
Allowance acquired in acquisition of Cavalry (see note 2)	5,036,654	-
Provision for loan losses	387,184	2,151,966
Balance at end of period	$13,354,496	$7,857,774

At March 31, 2006 and 2005, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $1,202,000 and $561,000 at March 31, 2006 and 2005, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $18,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $12,316,000 to certain directors, executive officers, and their related entities, of which $6,719,000 had been drawn upon. At December 31, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $13,223,000 to certain directors, executive officers, and their related entities, of which $6,958,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

During the three months ended March 31, 2006 and 2005, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a net gain on the sale of these participated loans for the three months ended March 31, 2006 of approximately $73,000, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their participation in the loan.

Note 5. Income Taxes

Income tax expense attributable to income from continuing operations for the three months ended March 31, 2006 and 2005 consists of the following:

	2006	2005
Current tax expense:
Federal	$1,474,215	$989,854
State	110,037	60,535
Total current tax expense	1,584,252	1,050,389
Deferred tax expense (benefit):
Federal	(311,326)	(275,561)
State	(46,166)	(55,933)
Total deferred tax expense (benefit)	(357,492)	(331,494)
	$1,226,760	$718,895

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 34% in 2006 and 2005 to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005

Income taxes at statutory rate	$1,305,053	$849,540
State tax expense, net of federal tax effect	39,998	107,192
Federal tax credits	(75,000)	(75,000)
Tax-exempt securities	(119,973)	(53,349)
Other items	76,682	(109,488)
Income tax expense	$1,226,760	$718,895

The effective tax rate for 2006 and 2005 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available thru 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for each of the years ended December 31, 2006 and 2005 is $300,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program in fiscal 2006, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2006. During 2004, Pinnacle National formed a real estate investment trust which provides Pinnacle Financial with an alternative vehicle for raising capital. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits to Pinnacle National and Pinnacle Financial.

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

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005 are as follows:

	2006	2005
Deferred tax assets:
Loans and loan loss allowance	$7,805,845	$3,019,094
Securities	2,260,750	1,773,521
Merger related deferred deductions	824,941	-
Accrued liability for Cavalry’s salaried executive retirement plan	1,436,719	-
Other deferred tax assets	220,760	174,816
	12,549,015	4,967,431
Deferred tax liabilities:
Depreciation and amortization	2,462,863	417,207
Deposits	4,152,500	-
Other deferred tax liabilities	725,476	139,602
	7,340,839	556,809
Net deferred tax assets	$5,208,176	$4,410,622

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Commitments and Contingent Liabilities

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

Pinnacle Financial follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at March 31, 2006 is as follows:

Commitments to extend credit	$429,908,000
Standby letters of credit	64,359,000

At March 31, 2006, the fair value of Pinnacle Financial’s standby letters of credit was $244,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at December 31, 2005 will not have a material effect on Pinnacle Financial’s consolidated financial statements.

Note 7. Stock Option Plan and Restricted Shares

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, the Cavalry Plan. All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial common stock at the 0.95 exchange ratio. The exercise price was adjusted using the same conversion ratio. All other terms of the Cavalry options were unchanged. There are 195,551 Pinnacle shares which can be acquired by the participants in the Cavalry Plan at exercise prices that range between $10.26 per share and $13.68 per share.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2006, of the 1,602,000 stock options outstanding, 1,422,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 180,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. All stock options under the plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.

A summary of the activity within the three equity incentive plans during the three months ended March 31, 2006 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2005	1,242,393	$9.78
Additional stock option grants resulting from assumption of the Cavalry Plan	195,551	10.80
Granted	180,419	26.30
Exercised	(14,180)	5.74
Forfeited	(2,562)	19.75
Outstanding at March 31, 2006	1,601,621	$11.78	6.7	$25,070
Outstanding and expected to vest at March 31, 2006	1,583,291	$11.71	6.7	$24,905
Options exercisable at March 31, 2006	987,013	$7.29	5.5	$19,893

       (1)   The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $27.44 per common share for the 1.6 million options that were in-the-money at March 31, 2006.

During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our equity incentive plans was $281,000 and $33,000, respectively, determined as of the date of option exercise. As of March 31, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 4.2 years.

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. The impact on our results of operations (compensation and employee benefits expense) of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the three-month period ended March 31, 2006 was as follows:

	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Totals

Stock-based compensation expense	$131,378	$21,218	$152,596
Deferred income tax benefit	-	(8,323)	(8,323)
Impact of stock-based compensation expense, after tax effect	$131,378	$12,895	$144,273

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For purposes of these calculations, the fair value of options granted for each of the three months ended March 31, 2006 and 2005 was estimated using the Black-Scholes option pricing model and the following assumptions:

	For the three months ended March 31,
	2006	2005

Risk free interest rate	4.40%	2.26%
Expected life of options	6.5 years	6.5 years
Expected dividend yield	0.00%	0.00%
Expected volatility	23.65%	24.14%
Weighted average fair value	$9.31	$7.14

Pinnacle Financial’s computation of expected volatility is based on historical volatility. Pinnacle Financial used the simplified method in determining the estimated life of stock option issuances. The risk free interest rate of the award is based on the U.S. Treasury zero coupon rate corresponding to the expected life of the stock option issuances in effect at the time of grant.

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights. During 2005 and 2004, Pinnacle Financial awarded 16,366 shares and 3,846 shares, respectively, of restricted common stock to certain executives of Pinnacle Financial. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period, excluding the impact of merger related expense in 2006. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. Earnings and soundness targets for the 2005 and 2004 fiscal years were achieved and the restrictions related to 6,734 shares and 1,282 shares, respectively, were released. For the three months ended March 31, 2006 and 2005, Pinnacle Financial recognized approximately $34,000 and $7,000, respectively, in compensation costs attributable to these awards.

During the first quarter of 2006, the Board of Directors of Pinnacle Financial awarded 3,600 shares of restricted common stock to the nine outside members of the board in accordance with their 2006 board compensation package. Each board member received an award of 400 shares. The restrictions on these shares will lapse on the one year anniversary date of the award provided the individual board members meet attendance goals for the various board and board committee meetings to which they are scheduled to attend during the fiscal year ended December 31, 2006.

Prior to January 1, 2006, Pinnacle Financial applied APB Opinion No. 25 and related interpretations in accounting for the stock option plan. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost had been recognized for such periods. Had compensation cost for Pinnacle Financial’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS No. 123(R), Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three months ended March 31, 2005:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		For the three months ended March 31, 2005

Net income, as reported		$1,779,753
Add: Compensation expense recognized in the accompanying consolidated statement of income, net of related tax effects		4,633
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(164,539)
Pro forma net income		$1,619,847

Per share information:
Basic net income	As reported	$0.21
	Pro forma	0.19

Diluted net income	As reported	$0.19
	Pro forma	0.17

Note 8. Regulatory Matters

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National generates sufficient capital from operations to support both anticipated asset growth and dividend payments.

Pinnacle Financial and Pinnacle National are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle National must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and Pinnacle National’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2006 and December 31, 2005, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2006

Total capital to risk weighted assets:
Pinnacle Financial	$162,594	11.1%	$117,060	8.0%	not applicable
Pinnacle National	$146,948	10.2%	$144,274	8.0%	$144,274	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$149,240	10.2%	$58,530	4.0%	not applicable
Pinnacle National	$133,584	9.2%	$72,137	4.0%	$86,564	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$149,240	14.5%	$41,283	4.0%	not applicable
Pinnacle National	$133,584	12.9%	$41,283	4.0%	$51,603	5.0%

At December 31, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$105,101	12.6%	$66,521	8.0%	not applicable
Pinnacle National	$90,215	10.9%	$66,334	8.0%	$82,917	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$97,243	11.7%	$33,261	4.0%	not applicable
Pinnacle National	$82,357	9.9%	$33,167	4.0%	$49,751	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$97,243	9.9%	$39,444	4.0%	not applicable
Pinnacle National	$82,357	8.4%	$39,444	4.0%	$49,305	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 9. Business Segment Information

Pinnacle Financial has three reporting segments comprised of commercial banking, investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle Financial’s branch locations. Investment services include all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. The following tables present financial information for each reportable segment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Commercial Banking	Investment Services	Mortgage Origination	Insurance Services	Total Company
For the three months ended March 31, 2006:
Net interest income	$9,504	$-	$-	$3	$9,507
Provision for loan losses	387	-	-	-	387
Noninterest income	1,066	429	288	265	2,048
Noninterest expense	6,716	372	165	76	7,329
Income tax expense	1,083	21	47	76	1,227
Net income	$2,384	$36	$76	$116	$2,612

End of period assets	$1,823,662	$-	$-	$4,550	$1,828,212

For the three months ended March 31, 2005:
Net interest income	$6,503	$-	$-	$-	$6,503
Provision for loan losses	601	-	-	-	601
Noninterest income	448	348	382	-	1,178
Noninterest expense	3,980	277	324	-	4,581
Income tax expense	668	28	23	-	719
Net income	$1,702	$43	$35	$-	$1,780

End of period assets	$787,436	$-	$-	$-	$787,436

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Investments in Affiliated Companies

Investments in affiliated companies accounted for under the equity method consist of 100% of the common stock of PNFP Statutory Trust I and PNFP Statutory Trust II, wholly-owned statutory business trusts (collectively, the Trusts). The Trusts were formed on December 30, 2003 and September 15, 2005, respectively.  Combined summary financial information for the Trusts follows (dollars in thousands):

Combined Summary Balance Sheets
	March 31, 2006	December 31 2005
Asset - Investment in subordinated debentures issued by Pinnacle Financial	$30,929	$30,929

Liabilities	$-	$-

Stockholder’s equity - Trust preferred securities	30,000	30,000
Common stock (100% owned by Pinnacle Financial)	929	929
Total stockholder’s equity	30,929	30,929
Total liabilities and stockholder’s equity	$30,929	$30,929

Combined Summary Income Statement
	Three months ended March 31,
	2006	2005
Income - Interest income from subordinated debentures issued by Pinnacle Financial	$485	$135
Net Income	$485	$135

Combined Summary Statement of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Beginning balances, December 31, 2005	$30,000	$929	$-	$30,929
Net income	-	-	485	485
Dividends:
Trust preferred securities	-	-	(470)	(470)
Common paid to Pinnacle Financial	-	-	(15)	(15)
Ending balances, March 31, 2006	$30,000	$929	$-	$30,929

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2006 and December 31, 2005 and our results of operations for the three months ended March 31, 2006 and 2005. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Our rapid growth from inception through the first quarter of 2006 has had a material impact on our financial condition and results of operations. This rapid growth resulted in net income for the three months ended March 31, 2006 and 2005 of $0.24 and $0.19, respectively. At March 31, 2006, loans totaled $1.2 billion, as compared to $648 million at December 31, 2005, while total deposits increased to $1.4 million at March 31, 2006 compared to $810 million at December 31, 2005.

Acquisition. On March 15, 2006, we consummated our merger with Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee. Pursuant to the merger agreement, we acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of our common stock for each share of Cavalry common stock , or approximately 6.9 million Pinnacle Financial shares. The financial information herein includes the activities of the former Cavalry (the “Rutherford County market”) since March 15, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), we recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

Cash and cash equivalents	$37,420,210
Investment securities - available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,036,656	545,598,367
Goodwill	115,618,320
Core deposit intangible	13,168,236
Other assets	47,341,524
Total assets acquired	798,622,835
Deposits	583,640,043
Federal Home Loan Bank advances	17,766,661
Other liabilities	25,009,641
Total liabilities assumed	626,416,345
Total consideration paid for Cavalry thru March 31, 2006	$172,206,490

We are in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of March 31, 2006.

As noted above, total consideration for Cavalry approximates $172.2 million. We issued 6,856,298 shares of our common stock to the former Cavalry shareholders. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the shares were valued at $24.53 per common share which represents the average closing price of our common stock for the two days prior to the merger announcement on September 30, 2005 and the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, we also have assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which we were obligated to issue 195,551 shares of our common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, we considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price.

Additionally, we have incurred approximately $1.1 million in acquisition costs associated with the purchase of Cavalry through March 31, 2006. These costs primarily relate to investment banking and attorney fees.

In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three months ended March 31, 2006, approximately $66,000 was recognized in the statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next five years.

We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.6 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. We have also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities.

The Cavalry acquisition had a significant impact on our financial condition as of March 31, 2006. As of March 31, 2006, the Rutherford County market composed approximately 45% of our total loans and 42% of total deposits.  Our consolidated balance at March 31, 2006 reflects $1.235 billion in loans and $1.416 billion in deposits which compares to approximately $933 million in loans and $1.135 billion in deposits at March 31, 2005. The March 31, 2005 amounts are the sum of loans and deposits for Pinnacle Financial and Cavalry as of that date which results in an increase of 32% in loans and 25% in deposits between the two periods.

We also incurred approximately $433,000 in merger related expenses during the first three months of 2006 directly related to the Cavalry merger. These charges are for our integration of Cavalry and accelerated depreciation and amortization related to software and other technology assets which will have limited value, if any, once we have completed our conversion of data systems in the second quarter of 2006.

Results of Operations. Our net interest income increased to $9.5 million for the first three months of 2006 compared to $6.5 million for the first three months of 2005. Approximately 15% of the first quarter 2006 net interest income was attributable to the Rutherford County market. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.65% for the three months ended March 31, 2006 compared to 3.78% for the same period in 2005.

Our provision for loan losses was $387,000 for the first three months of 2006 compared to $601,000 for the same period in 2005. Although we continued to make provisions due to the increase in loan volumes in 2006, the provision amount was reduced due to a reduction in charge-offs in 2006 compared to 2005 and an increase in recoveries of previously charged-off loans in 2006 compared to 2005. As our loan portfolio continues to grow, such growth will continue to be a major factor in determining the amount of our provision expense.

Noninterest income for the first three months of 2006 compared to the same time period in 2005 increased by $870,000, or 74%. The increase in 2006 was primarily due to the Rutherford County market, which composed 62% of the increase, with Nashville noninterest income up 12% over the prior period.

Our continued growth in 2006 resulted in an increase of $2.7 million in noninterest expense compared to 2005 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 156.5 at December 31, 2005 to 368 at March 31, 2006 of which 208 were in the Rutherford County market. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2006 which will cause our compensation and employee benefit expense to increase in future periods. Additionally, our branch expansion efforts during the last few years also increased noninterest expense. The increased operational expenses for the recently opened branches and the additional planned branch in the Donelson area of Davidson County in late 2006 will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.4% for the first three months of 2006 compared to 59.6% for the first three months of 2005.

Absent the impact of continued competitive pressure on deposit pricing, we believe that a rising interest rate environment, which we believe is more likely than a falling rate environment over the next few quarters, should result in greater net interest income for us than a falling or stagnant rate environment. We also believe we will continue to increase assets with particular emphasis on floating rate lending. However, the additional revenues provided by these two items may not be sufficient to overcome any immediate increases in funding costs which would also be incurred in a rising rate environment as a result of competitive deposit pricing in our market area.

Conversely, a falling rate environment would serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income would decrease at a more rapid pace.

Prior to the merger with Cavalry, Cavalry’s net interest margin was higher than ours. As a result, since the merger date, our net interest margin is higher due to the impact of the net assets of Cavalry being included with our net assets. Based on our current models, we believe our net interest margin for the combined firm for the second quarter of 2006 should be within a range of 3.85% to 3.95%, compared to 3.65% for the first quarter of 2006.

Financial Condition. Loans increased $82 million during the first three months of 2006. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.

We have successfully grown our total deposits to $1.4 billion at March 31, 2006 compared to $810 million at December 31, 2005. This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2006 compared to 2005. We typically adjust our loan yields at a faster rate than we adjust our deposit rates. As such, unless significant competitive pressures exist, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets.

We continue to believe there is broad acceptance of our business model within the Nashville/Davidson/Murfreesboro MSA and in our target markets of small businesses and affluent clients. As a result, and because our sales pipeline remains strong at the current time, we believe we will continue to increase our loan and deposit balances for the remainder of 2006 at amounts comparable to prior periods.

Capital and Liquidity. At March 31, 2006, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at March 31, 2006, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank. In the near term, the most likely form of new capital will be from the issuance of trust preferred securities where we have significant capacity. Capital raised through trust preferred issuances would not dilute our current shareholder base.

In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings). This additional capital was required to support our growth. As of March 31, 2006, we believe we have, or can generate through trust preferred offerings, sufficient capital to support our current growth plans. As a result, we do not foresee the need to consider any additional public or private offerings of common stock at this time.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (“ALL”), the adoption of SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) and the accounting for the Cavalry merger have been critical to the determination of our financial position and results of operations.

Allowance for Loan Losses (ALL). Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. For the March 31, 2006 financial statements, we elected to assess the ALL in two separate processes using methodologies for both the Pinnacle footprint as it existed prior to the merger with Cavalry (the “Nashville market”) and the Rutherford County market. Our methodology for the first quarter of 2006 was consistent with the past practices of Pinnacle Financial and Cavalry on a stand-alone basis. During the second and third quarters of 2006, we will continue to review these methodologies to determine if any changes are appropriate in light of the consolidation of the respective loan portfolios.

For the Nashville market, the ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

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

For the Rutherford County market, the allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes to be appropriate for each reporting date. Quantitative factors include the historical loss experience, delinquency and charge-off trends, collateral values, and changes in non-performing loans in Rutherford County. The Rutherford County market also incorporates known information about individual loans, including borrower’s sensitivity to interest rate movements and other relevant factors. Qualitative factors include the general economic environment in our markets, including economic conditions throughout the Southeast and the state of industries predominant in the Middle Tennessee area.

In assessing the adequacy of the consolidated ALL, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of Pinnacle National, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Share Based Payments - On January 1, 2006, we adopted SFAS No. 123(R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No.123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense.

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements for the first quarter of 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Application of SFAS No. 123(R) required us to assess numerous factors including the historical volatility of our stock price, anticipated option forfeitures and estimates concerning the length of time that our options would remain unexercised. Many of these assessments impact the fair value of the underlying stock option more significantly than others and changes to these assessments in future periods could be significant. As of March 31, 2006 and for the three months then ended, we believe the assumptions we have incorporated into our stock option fair value assessments are reasonable.

Accounting for the Cavalry Acquisition -  In accordance with SFAS No. 141, SFAS No. 142 and SFAS No. 147, we recorded the assets and liabilities of Cavalry as of March 15, 2006 at estimated fair value. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of Cavalry. We also engaged a real estate appraisal firm to value the more significant properties that were acquired by us in the acquisition. As a result, we consider the values we have assigned to the acquired assets and liabilities of Cavalry to be reasonable and consistent with the application of generally accepted accounting principles. However, we are still in the process of obtaining and evaluating certain other information. Accordingly, we may have to reassess our purchase price allocations. We believe that we will conclude the allocation of the purchase price to the acquired net assets in the second quarter of 2006.

Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At September 30, 2006 and each year thereafter, we will reassess the value of our goodwill in accordance with SFAS No. 142. Accordingly, should we determine in a future period that the goodwill or the core deposit intangible asset recorded in connection with our acquisition of Cavalry has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Results of Operations

Our results for the three months ended March 31, 2006 and 2005 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2006-2005
	March 31,		Percent
	2006	2005	Increase (decrease)

Interest income	$16,811	$9,270	81.3%
Interest expense	7,304	2,767	164.0%
Net interest income	9,507	6,503	46.2%
Provision for loan losses	387	601	(35.6)%
Net interest income after provision for loan losses	9,120	5,902	54.5%
Noninterest income	2,048	1,178	73.9%
Noninterest expense	7,329	4,581	60.0%
Net income before income taxes	3,839	2,499	53.6%
Income tax expense	1,227	719	70.7%
Net income	$2,612	$1,780	46.7%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended March 31, 2006, we recorded net interest income of $9,507,000, which resulted in a net interest margin of 3.65%. For the three months ended March 31, 2005, we recorded net interest income of $6,503,000, which resulted in a net interest margin of 3.78%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2006 and 2005 (dollars in thousands):

(dollars in thousands)	Three months ended March 31, 2006			Three months ended March 31, 2005
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$761,326	$13,179	7.02%	$488,313	$6,954	5.78%
Securities:
Taxable	241,750	2,861	4.80%	184,926	2,022	4.43%
Tax-exempt (1)	44,571	401	4.81%	23,327	202	4.50%
Federal funds sold	22,621	281	5.04%	8,848	46	2.10%
Other	4,617	89	7.96%	3,276	46	6.50%
Total interest-earning assets	1,074,885	16,811	6.39%	708,690	9,270	5.34%
Nonearning assets	78,938			48,194
Total assets	$1,153,823			$756,884

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$104,123	$481	1.88%	$57,738	$72	0.51%
Savings and money market	344,852	2,350	2.76%	222,079	698	1.27%
Certificates of deposit	314,992	3,019	3.89%	216,612	1,384	2.59%
Total deposits	763,967	5,850	3.11%	496,429	2,154	1.76%
Securities sold under agreements to repurchase	59,723	508	3.46%	38,149	150	1.60%
Federal funds purchased	375	5	4.82%	614	4	2.76%
Federal Home Loan Bank advances	46,336	455	3.98%	50,233	323	2.61%
Subordinated debt	30,929	486	6.36%	10,310	136	5.33%
Total interest-bearing liabilities	901,330	7,304	3.29%	595,735	2,767	1.88%
Noninterest-bearing deposits	152,247	-	-	100,929	-	-
Total deposits and interest-bearing liabilities	1,053,577	7,304	2.81%	696,664	2,767	1.61%
Other liabilities	4,711			1,800
Stockholders' equity	95,535			58,420
	$1,153,823			$756,884
Net interest income		$9,507			$6,503
Net interest spread (2)			3.10%			3.46%
Net interest margin (3)			3.65%			3.78%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

    As noted above, the net interest margin for the three months ended March 31, 2006 was 3.65% compared to a net interest margin of 3.78% for the same period in 2005. The net change in the net interest margin was relatively minor because the net increases in the yield on interest-earning assets between the two periods approximated the increases in the rate paid on interest-bearing liabilities. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Our loan yields increased between 2006 and 2005 by 105 basis points. The pricing of a large portion of our loan portfolio is tied to our prime rate which increased throughout 2005 and through March 31, 2006 consistent with the announced increases in the Federal Funds target rate by the Open Market Committee of the Federal Reserve system.

•
We have been able to grow our funding base significantly. For asset/liability management, we continue to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio. Loans generally have higher yields than do securities and other shorter-term investments.

•
Impacting our net interest margin at any point in time will be the level of fixed rate assets and liabilities. In a rising rate environment, these assets and liabilities do not reprice and thus impact the performance of our net interest margin. Fixed rate assets include fixed rate loans and substantially all of our investment portfolio. Fixed rate liabilities include, certificates of deposits, FHLB advances and a portion of our subordinated indebtedness. In a rising rate environment these liabilities impact our margin positively. We have experienced a rising rate environment over the last few quarters. We believe that since we have more fixed rate assets than fixed rate liabilities the negative impact of our fixed rate assets impacted our net interest margin to a greater degree than the impact of our fixed rate liabilities when comparing the three months ended March 31, 2006 with that of the prior period.

•
During 2006, overall deposit rates were higher than those rates for the comparable period in 2005. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2006, as was the case with our prime lending rate, short-term rates were higher than in 2005. We also monitor the pricing of similar products by our primary competitors. Deposit pricing in the Nashville market has been very competitive over the last few years and we anticipate that such pricing pressure will continue. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2006 compared to the same period in 2005 which resulted in increased pressure on our net interest margin.

•
During 2006, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 57% of our total funding compared to 55% in 2005. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. As a result, the average rates on fundings for 2006 were lower than they would have been otherwise due to this change in funding mix.

•
Also impacting the net interest margin during 2006 compared to 2005 was pricing of our floating rate subordinated indebtedness and the incurrence of additional fixed rate subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2006, the short-term interest rate environment was higher than during 2005, and, as a result, the pricing for this funding source was higher in 2006 than in 2005. Additionally, in September 2005, we issued an additional $20 million in fixed rate subordinated indebtedness at a rate of 5.85% for the first five years with a floating rate determined in relation to three-month LIBOR thereafter.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $387,000 and $601,000 for the three months ended March 31, 2006 and 2005, respectively.

Based upon our management's evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2006. A significant decrease in gross charge-offs and increases in recoveries of previously charged-off loans, net of the effect of an increase in loan volumes, were the primary causes for the decrease in our provision for loan losses in 2006 when compared to 2005.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

The following is the makeup of our noninterest income for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three months ended		2006-2005
	March 31,		Percent
	2006	2005	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$438	$262	67.2%
Investment services	514	437	17.6%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	250	176	42.0%
Gains (losses) on loans and loan participations sold, net	74	(15)	-
Insurance sales commissions	265	-	-
Gain on sale of investment securities, net	-	114	(100.0%)
Trust fees	52	-	-
Other noninterest income:
Letters of credit fees.	133	116	14.7%
Bank-owned life insurance.	37	25	48.0%
Equity in earnings of Collateral Plus, LLC	43	-	-
Other noninterest income.	242	204	18.6%
Total noninterest income	$2,048	$1,178	73.9%

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At March 31, 2006, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $540 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $441 million at December 31, 2005. Following our merger with Cavalry, we now offer trust services through the bank’s trust division and insurance services through Miller and Loughry Insurance and Services, Inc. which we believe will increase our noninterest income in future periods.

Service charge income for 2006 increased over that of 2005 due to increased volumes from our Rutherford County market and an increase in the number of Nashville deposit accounts subject to service charges. However, for the Nashville accounts, the increase in service charges in 2006 when compared to 2005 was offset significantly by the earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate is used by commercial customers to reduce their deposit service charges and is based on the average balances of their checking accounts at Pinnacle National. This earnings credit rate is indexed to a national index.

Additionally, mortgage related fees also provided for a significant portion of the increase in noninterest income between 2006 an 2005. These mortgage fees are for loans originated in both the Nashville and Rutherford County markets and subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

We also sell certain loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At March 31, 2006 and pursuant to participation agreements with these correspondents, we had participated approximately $77.7 million of originated loans to these other banks compared to $62.7 million at December 31, 2005. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded net gains of $74,000 during the three months ended March 31, 2006, and due to prepayments a net loss of $15,000 for the three months ended March 31, 2005. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Cavalry merger has resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future will be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the three months ended March 31, 2005, were net gains of approximately $114,000 realized from the sale of approximately $6.8 million of available-for-sale securities.

At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the three months ended March 31, 2006 was $43,000.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three months ended		2006-2005
	March 31,		Percent
	2006	2005	Increase (decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$2,807	$1,847	52.0%
Commissions	248	170	45.9%
Other compensation, primarily incentives	534	556	(4.0)%
Employee benefits and other	859	398	115.8%
Total salaries and employee benefits	4,448	2,971	49.7%
Equipment and occupancy	1,173	784	49.6%
Marketing and business development	191	113	69.0%
Postage and supplies	186	136	36.8%
Other noninterest expense:
Accounting and auditing	166	90	84.4%
Consultants, including independent loan review	35	31	12.9%
Legal, including borrower-related charges	85	26	226.9%
OCC exam fees	56	42	33.3%
Directors' fees	56	65	(13.8)%
Insurance, including FDIC assessments	101	80	26.3%
Other noninterest expense	389	243	60.1%
Total other noninterest expense	888	577	53.9%
Merger related expense	443	-	-
Total noninterest expense	$7,329	$4,581	60.0%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future when compared to 2005 and prior periods for such items as additional personnel, the opening of additional branches, legal and audit expenses and other expenses which tend to increase in relation to our growth. We also will have increased noninterest expense as a result of our merger with Cavalry. Additionally, we adopted SFAS No. 123R in the first quarter of 2006 which addresses the accounting for employee equity based incentives. As a result, our compensation expense will increase in all future periods as a result of this accounting pronouncement. For the three months ended March 31, 2006, approximately $187,000 of stock compensation expense is included in employee benefits and other.

At December 31, 2005, we employed 156.5 full time equivalent employees compared to 368.0 at March 31, 2006, an increase of 211.5 full time employees, of which 208 were in the Rutherford County market. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.

Included in noninterest expense for the three months ended March 31, 2006 is $443,000 of merger related expenses associated with the Cavalry merger. These charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets which will have limited, if any, value once we convert our data systems in the second quarter of 2006.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.4% in 2006 compared to 59.6% in 2005. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes. The effective income tax expense rate for the three months ended March 31, 2006 was approximately 32.0%, compared to an effective income tax expense rate for the three months ended March 31, 2005 of approximately 28.8%. The increase in the effective tax rate between the periods was primarily due to the additional earnings in the first quarter of 2006 over that of the first quarter of 2005 being taxed at a higher rate as the various tax savings initiatives (i.e., municipal bond income) had a lesser impact in 2006 when compared to 2005, the impact of the adoption of SFAS No. 123(R) and the impact of the Rutherford County market whose incremental earnings are taxed at a higher effective tax rate.

Financial Condition

Our consolidated balance sheet at March 31, 2006 reflects significant growth since December 31, 2005 as a result of our organic growth and the consummation of our merger with Cavalry. Total assets grew to $1.8 billion at March 31, 2006 from $1.02 billion at December 31, 2005, an 80% increase with substantially all of the asset growth attributable to the Cavalry merger. Total deposits grew $606 million during the three months ended March 31, 2006, including $584 million acquired with the Cavalry merger. Substantially all of the additional deposits and other fundings were invested in loans, which grew by $587 million during the three months ended March 31, 2006.

Loans. The composition of loans at March 31, 2006 and at December 31, 2005 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$246,391	19.9%	$148,102	22.9%
Commercial real estate - Construction	162,867	13.2%	30,295	4.7%
Commercial - Other	410,059	33.2%	239,129	36.9%
Total commercial	819,317	66.3%	417,526	64.4%
Consumer real estate - Mortgage	283,590	23.0%	169,953	26.2%
Consumer real estate - Construction	84,381	6.8%	37,372	5.8%
Consumer - Other	47,882	3.9%	23,173	3.6%
Total consumer	415,853	33.7%	230,498	35.6%
Total loans	$1,235,170	100.0%	$648,024	100.0%

As noted above, based largely on the Cavalry merger, we have increased the percentage of our outstanding loans in commercial and consumer real estate construction significantly. These types of loans require that we maintain effective credit and construction monitoring systems. Also and as a result of the Cavalry merger, we have increased our resources in this area so that we can effectively manage this area of exposure through utilization of experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.

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

We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral.

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2006, we had $1,201,000 in loans on nonaccrual compared to $460,000 at December 31, 2005.

There were no other loans 90 past due and still accruing interest at March 31, 2006 or at December 31, 2005. At March 31, 2006 and at December 31, 2005, no loans were deemed to be restructured loans nor had we repossessed any properties and classified such properties as other real estate owned. The following table is a summary of our nonperforming assets at March 31, 2006 and December 31, 2005 (dollars in thousands):

	At Mar. 31,	At Dec. 31,
	2006	2005
Nonaccrual loans (1)	$1,201	$460
Restructured loans	-	-
Other real estate owned	-	-
Total nonperforming assets	1,201	460
Accruing loans past due 90 days or more	-	-
Total nonperforming assets and accruing loans past due 90 days or more	$1,201	$460
Total loans outstanding	$1,235,170	$648,024
Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.10%	0.07%
Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	8.99%	5.85%

(1)   Interest income that would have been recorded in 2006 related to nonaccrual loans was $18,000.

Potential problem assets, which are not included in nonperforming assets, amounted to approximately $7.8 million or 0.63% of total loans outstanding at March 31, 2006, compared to 0.20% at December 31, 2005. Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of March 31, 2006 and December 31, 2005, our allowance for loan losses was $13,354,000 and $7,858,000, respectively, which our management deemed to be adequate at each of the respective dates. The significant increase in our ALL was the result of our merger with Cavalry. The judgments and estimates associated with our ALL determination are described under "Critical Accounting Estimates" above.

Approximately 66% of our loan portfolio at March 31, 2006 consisted of commercial loans compared to 64% at December 31, 2005. Using the North American Industry Classification System, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At March 31, 2006 and December 31, 2005, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2006 and for the year ended December 31, 2005 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	At Mar. 31, 2006	At Dec. 31, 2005
Balance at beginning of period	$7,858	$5,650
Provision for loan losses	387	2,152
Allowance acquired in Cavalry acquisition	5,036	-
Charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial - Other	-	(61)
Consumer real estate - Mortgage	-	(38)
Consumer real estate - Construction	-	-
Consumer - Other	(44)	(109)
Total charged-off loans	(44)	(208)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial - Other	103	3
Consumer real estate - Mortgage	-	231
Consumer real estate - Construction	-	-
Consumer - Other	14	30
Total recoveries of previously charged-off loans	117	264
Net (charge-offs) recoveries	73	56
Balance at end of period	$13,354	$7,858

Ratio of allowance for loan losses to total loans outstanding at end of period	1.08%	1.21%
Ratio of net charge-offs to average loans outstanding for the period	(0.01)%	(0.01)%

As a relatively new institution, we (excluding the impact of Cavalry), do not have extensive loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs as our losses materialize. We consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

For the March 31, 2006 financial statements, we elected to assess the ALL in two separate processes using methodologies for both the Nashville market and the Rutherford County market that were consistent with their past practices. During the second and third quarters of 2006, we will continue to review these methodologies to determine if any changes are appropriate in light of the consolidation of the respective loan portfolios.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality (i.e., “impaired loans”).  SOP 03-03 does not apply to loans originated by us but does apply to the loans we acquired in our merger with Cavalry. Our preliminary assessment indicated that Cavalry had approximately $2.9 million of loans to which the application of the provisions of SOP 03-03 is required. As a result of the application of SOP 03-03, we recorded preliminary purchase accounting adjustments to reflect a reduction in loans and the allowance for loan losses of $1.1 million related to these impaired loans thus reducing the carrying value of these loans to $1.8 million at both March 15, 2006 and March 31, 2006. The resulting impact on Cavalry’s allowance for loan losses at March 15, 2006 was as follows:

Impact of SOP 03-3 on Rutherford County’s allowance for loan losses at March 15, 2006	Before Application of SOP 03-03	Impact of Application SOP 03-03	After Application of SOP 03-03
Allowance for loan losses	$6,129	$(1,092)	$5,037
Fair value of Cavalry loans at acquisition date			$550,635
Allowance for loan losses to fair value of Cavalry loans at acquisition date	1.11%		0.91%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $315.5 million and $279.1 million at March 31, 2006 and December 31, 2005. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a liquidity source. The most significant component of our investment portfolio is our mortgage-backed securities. At March 31, 2006, the fair value of our mortgage-backed securities was approximately $212.0 million compared to a fair value at December 31, 2005, of approximately $186.9 million. All of these securities were included in our available-for-sale securities portfolio. A statistical comparison of our mortgage-backed portfolio at March 31, 2006 and at December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Weighted average life	5.09 years	4.81 years
Weighted average coupon	5.19%	5.24%
Tax equivalent yield	4.68%	4.74%

Deposits and Other Borrowings. We had approximately $1.4 billion of deposits at March 31, 2006 compared to $810 million at December 31, 2005. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $63.9 million at March 31, 2006 and $65.8 million at December 31, 2005. Additionally, at March 31, 2006, we had borrowed $67.3 million in advances from the Federal Home Loan Bank of Cincinnati compared to $41.5 million at December 31, 2005.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2006 and December 31, 2005 (dollars in thousands):

	Mar. 31		Dec. 31
	2006	Percent	2005	Percent
Core funding:
Noninterest-bearing deposit accounts	$263,701	16.7%	$155,811	16.4%
Interest-bearing demand accounts	181,068	11.5%	72,521	7.6%
Savings and money market accounts	470,532	29.8%	304,162	32.1%
Time deposit accounts less than $100,000	158,686	10.1%	31,408	3.3%
Total core funding	1,073,987	68.1%	563,902	59.5%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	114,055	7.2%	106,928	11.3%
Brokered deposits	47,138	3.0%	55,360	5.8%
Other time deposits	180,598	11.4%	83,961	8.9%
Securities sold under agreements to repurchase	63,912	4.1%	65,834	6.9%
Federal Home Loan Bank advances	67,267	4.3%	41,500	4.4%
Subordinated debt	30,929	2.0%	30,929	3.3%
Total non-core funding	503,899	31.9%	384,512	40.5%
Totals	$1,577,886	100.0%	$948,414	100.0%

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

Capital Resources. At March 31, 2006 and December 1, 2005, our stockholders’ equity amounted to $236.5 million and $63.4 million, respectively, or an increase of $173.1 million. This increase was primarily attributable to $171.1 million as a result of the Cavalry acquisition and $1.8 million in comprehensive income, which was composed of $2.6 million in net income offset by $0.8 million of net unrealized holding losses associated with our available-for-sale portfolio.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities and the laws of the State of Tennessee. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle National's earnings, capital position, financial condition and other factors.

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

As a result of our merger with Cavalry, we are currently reviewing our interest rate sensitivity and liquidity risk management systems. We anticipate that during 2006, we may make certain modifications to these risk management systems. Although these modifications could be significant, we do not believe the impact of the addition of the net assets of Cavalry will cause our risk levels to fall materially outside our internal guidelines.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2006 and December 31, 2005, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2006, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $67.3 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate
April 17, 2006	$2,000	2.64
April 28, 2006	1,500	2.52
June 12, 2006	10,000	4.90
June 20, 2006	10,000	4.90
June 21, 2006	10,000	4.76
August 25, 2006	1,000	3.81
September 29, 2006	4,000	2.39
January 26, 2007	2,000	3.24
September 4, 2007	1,000	3.95
December 29, 2008	10,000	4.97
January 27, 2009	15,000	5.01
April 1, 2020	767	2.25
Total	$67,267
Weighted average interest rate		4.53%

At March 31, 2006, brokered certificates of deposit approximated $47.1 million which represented 3.0% of total fundings compared to $55.4 million and 5.8% at December 31, 2005. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At March 31, 2006, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in the Nashville/Davidson/Murfreesboro MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville/Davidson/Murfreesboro MSA.

Off-Balance Sheet Arrangements. At March 31, 2006, we had outstanding standby letters of credit of $64.4 million and unfunded loan commitments outstanding of $429.9 million. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At March 31, 2006, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

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

Recent Accounting Pronouncements

FASB Staff Position on SFAS No. 115-1 and SFAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 37 through 39 of Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

For the three months ended March 31, 2006, Pinnacle Financial expanded its internal control system over financial reporting to incorporate procedures specifically related to its merger with Cavalry Bancorp, Inc. These additional control procedures consisted of obtaining third party appraisals of certain assets acquired and liabilities assumed and other procedures to determine the fair value of the acquired net assets of Cavalry. We also reviewed the financial information obtained from Cavalry as of March 15, 2006 and for the period from March 15, 2006 through March 31, 2006 and performed additional procedures with respect to such information in order to determine its accuracy and reliability. Pinnacle Financial anticipates that it will continue to monitor and enhance its system of internal controls over financial reporting in 2006, particularly with respect to Cavalry.

There were no other changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 1a. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended March 31, 2006.

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

.
PINNACLE FINANCIAL PARTNERS, INC

/s/ M. Terry Turner
M. Terry Turner
May 5, 2006	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
May 5, 2006	Chief Financial Officer