Form 10-Q
period 2006-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2006-08-07
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 26, 2006 there were 15,370,916 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2006

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Pinnacle Financial’s Form 10-K and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank, to satisfy regulatory requirements for its expansion plans, (vi) the ability to successfully integrate Pinnacle Financial’s operations with the former Cavalry Bancorp, Inc., (vii) the ability of Pinnacle Financial to grow its loan portfolio at historic rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

Item 1. Part I. FINANCIAL INFORMATION

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and noninterest-bearing due from banks	$44,710,092	$25,935,948
Interest-bearing due from banks	1,159,620	839,960
Federal funds sold	66,996,985	31,878,362
Cash and cash equivalents	112,866,697	58,654,270

Securities available-for-sale, at fair value	278,348,412	251,749,094
Securities held-to-maturity (fair value of $26,068,344 and $26,546,297 at June 30, 2006 and December 31, 2005, respectively)	27,294,377	27,331,251
Mortgage loans held-for-sale	8,057,161	4,874,323

Loans	1,358,273,353	648,024,032
Less allowance for loan losses	(14,686,365)	(7,857,774)
Loans, net	1,343,586,988	640,166,258

Premises and equipment, net	35,905,221	12,915,595
Investments in unconsolidated subsidiaries and other entities	10,576,326	6,622,645
Accrued interest receivable	9,771,278	4,870,197
Goodwill	115,835,254	-
Core deposit intangible	12,454,958	-
Other assets	30,928,119	9,588,097
Total assets	$1,985,624,791	$1,016,771,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$312,708,770	$155,811,214
Interest-bearing demand	186,749,623	72,520,757
Savings and money market accounts	456,054,946	304,161,625
Time	604,371,835	277,657,129
Total deposits	1,559,885,174	810,150,725
Securities sold under agreements to repurchase	104,379,910	65,834,232
Federal Home Loan Bank advances	33,748,516	41,500,000
Subordinated debt	30,929,000	30,929,000
Accrued interest payable	3,842,153	1,884,596
Other liabilities	14,101,519	3,036,752
Total liabilities	1,746,886,272	953,335,305
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 15,370,916 issued and outstanding at June 30, 2006 and 8,426,551 issued and outstanding at December 31, 2005	15,370,916	8,426,551
Additional paid-in capital	210,106,788	44,890,912
Unearned compensation	-	(169,689)
Retained earnings	20,108,848	13,182,291
Accumulated other comprehensive loss, net	(6,848,033)	(2,893,640)
Stockholders’ equity	238,738,519	63,436,425
Total liabilities and stockholders’ equity	$1,985,624,791	$1,016,771,730

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$24,245,895	$8,002,502	$37,424,725	$14,956,867
Securities:
Taxable	3,148,459	2,134,735	6,009,577	4,156,518
Tax-exempt	494,849	238,914	895,622	440,338
Federal funds sold and other	415,437	167,664	785,112	256,970
Total interest income	28,304,640	10,543,815	45,115,036	19,810,693

Interest expense:
Deposits	9,563,035	2,877,229	15,413,344	5,031,190
Securities sold under agreements to repurchase	678,177	253,121	1,186,965	403,383
Federal funds purchased and other borrowings	1,168,265	618,274	2,112,761	1,080,812
Total interest expense	11,409,477	3,748,624	18,713,070	6,515,385
Net interest income	16,895,163	6,795,191	26,401,966	13,295,308
Provision for loan losses	1,706,865	482,690	2,094,049	1,083,940
Net interest income after provision for loan losses	15,188,298	6,312,501	24,307,917	12,211,368

Noninterest income:
Service charges on deposit accounts	1,356,114	241,436	1,794,384	503,136
Investment sales commissions	652,900	491,453	1,166,497	928,877
Insurance sales commissions	748,534	-	1,013,362	-
Gain on loans and loan participations sold, net	470,809	390,261	795,355	550,816
Trust fees	311,997	-	363,997	-
Gain on sales of investment securities, net	-	-	-	114,410
Other noninterest income	839,771	289,915	1,294,781	496,481
Total noninterest income	4,380,125	1,413,065	6,428,376	2,593,720

Noninterest expense:
Compensation and employee benefits	7,289,996	3,110,718	11,738,354	6,081,276
Equipment and occupancy	2,081,194	893,938	3,254,547	1,677,963
Marketing and other business development	357,904	179,715	548,375	292,883
Postage and supplies	445,211	158,396	630,619	293,934
Other noninterest expense	2,009,520	620,452	2,897,816	1,198,037
Merger related expense	921,237	-	1,364,567	-
Total noninterest expense	13,105,062	4,963,219	20,434,278	9,544,093
Income before income taxes	6,463,361	2,762,347	10,302,017	5,260,995
Income tax expense	2,140,887	803,178	3,367,647	1,522,073
Net income	$4,322,474	$1,959,169	$6,934,370	$3,738,922

Per share information:
Basic net income per common share	$0.28	$0.23	$0.56	$0.45
Diluted net income per common share	$0.26	$0.21	$0.51	$0.40

Weighted average shares outstanding:
Basic	15,335,754	8,401,198	12,473,187	8,395,260
Diluted	16,503,692	9,434,260	13,640,565	9,435,754

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
For the six months ended June 30, 2006 and 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee common stock options and related tax benefits	16,659	16,659	108,103	-	-	-	124,762
Amortization of unearned compensation associated with restricted shares	-	-	-	15,000	-	-	15,000
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	-	-	-	-	(7,811)	-	(7,811)
Comprehensive loss:
Net income	-	-	-	-	3,738,922	-	3,738,922
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $153,376	-	-	-	-	-	(250,244)	(250,244)
Total comprehensive income							3,488,678
Balances, June 30, 2005	8,405,891	$8,405,891	$44,484,410	$(22,250)	$8,858,134	$(225,381)	$61,500,804

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425
Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	-	-	(169,689)	169,689	-	-	-
Exercise of employee common stock options and related tax benefits	83,667	83,667	813,688	-	-	-	897,355
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	4,400	4,400	(4,400)	-	-	-	-
Amortization expense for restricted shares	-	-	127,218	-	-	-	127,218
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	-	-	-	-	(7,813)	-	(7,813)
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	-	-	-	171,087,572
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	-	-	(187,609)	-	-	-	(187,609)
Stock based compensation expense	-	-	405,394	-	-	-	405,394
Comprehensive income:
Net income	-	-	-	-	6,934,370	-	6,934,370
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $2,316,138	-	-	-	-	-	(3,954,393)	(3,954,393)
Total comprehensive income							2,979,977
Balances, June 30, 2006	15,370,916	$15,370,916	$210,106,788	$-	$20,108,848	$(6,848,033)	$238,738,519

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities:
Net income	$6,934,370	$3,738,922
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of securities	407,638	528,943
Depreciation and amortization	2,102,657	789,844
Provision for loan losses	2,094,049	1,083,940
Gain on sale of investment securities, net	-	(114,410)
Gains on loans and loan participations sold, net	(795,355)	(550,816)
Stock-based compensation expense	532,612	-
Deferred tax benefit	(1,155,385)	(505,845)
Tax benefit on exercise of stock awards	-	26,200
Excess tax benefit from stock compensation arrangements	(74,908)	-
Mortgage loans held for sale:
Loans originated	(61,896,095)	(48,598,700)
Loans sold	60,374,707	44,053,817
Increase in other assets	(7,284,404)	(1,135,156)
Increase (decrease) in other liabilities	(7,133,755)	366,512
Net cash used in operating activities	(5,893,869)	(316,749)

Investing activities:
Activities in securities available-for-sale:
Purchases	(10,779,152)	(40,986,522)
Sales	-	6,791,867
Maturities, prepayments and calls	17,014,717	13,608,270
	6,235,565	(20,586,385)
Net increase in loans	(159,916,412)	(84,499,040)
Purchases of premises and equipment and software	(2,852,886)	(2,430,251)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc.	37,420,210	-
Purchases of other assets	(519,689)	(797,850)
Net cash used in investing activities	(119,633,212)	(108,313,526)

Financing activities:
Net increase in deposits	166,094,406	119,192,279
Net increase in securities sold under agreements to repurchase	38,545,678	25,749,111
Advances from Federal Home Loan Bank:
Issuances	31,000,000	27,000,000
Payments	(56,518,145)	(31,000,000)
Exercise of common stock options	822,447	98,562
Excess tax benefit from stock compensation arrangements	74,908	-
Costs incurred in connection with registration of common stock issued in merger	(187,609)	-
Net cash provided by financing activities	179,739,508	141,039,952
Net increase in cash and cash equivalents	54,212,427	32,409,677
Cash and cash equivalents, beginning of period	58,654,270	26,745,787
Cash and cash equivalents, end of period	$112,866,697	$59,155,464

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business  — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of Davidson, Rutherford, Williamson, Sumner and Bedford Counties. Pinnacle Financial and Pinnacle National have formed several subsidiaries for various purposes as follows:

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

Impairment— Long-lived assets, including purchased intangible assets subject to amortization, such as Pinnacle Financial’s core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Pinnacle Financial’s annual assessment date will be September 30. Accordingly, should we determine in a future period that the goodwill recorded in connection with our acquisition of Cavalry has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the six months ended June 30, 2006 and 2005 as follows:

	For the six months ended June 30,
	2006	2005
Cash Payments:
Interest	$12,618,997	$5,863,115
Income taxes	3,600,000	1,770,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	500,158	95,148
Loans foreclosed upon with repossessions transferred to other assets	-	34,750
Common stock and options issued to acquire Cavalry Bancorp, Inc.	171,087,572	-

Income Per Common Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which in 2006 includes consideration of stock-based compensation attributable to future services resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”).

As of June 30, 2006 and 2005, there were common stock options outstanding to purchase up to 1.6 million and 1.2 million common shares, respectively. Most of these options have exercise prices (and in 2006, compensation costs attributable to current services), which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the three and six month periods ended June 30, 2006 and 2005. There were common stock options of 380,000 and 149,000 outstanding as of June 30, 2006 and 2005, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of June 30, 2006 and 2005, Pinnacle Financial had outstanding warrants to purchase 406,000 common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and six months ended June 30, 2006 and 2005.

The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2006 and 2005:
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Basic earnings per share calculation:
Numerator - Net income	$4,322,474	$1,959,169	$6,934,370	$3,738,922

Denominator - Average common shares outstanding	15,335,754	8,401,198	12,473,187	8,395,260
Basic net income per share	$0.28	$0.23	$0.56	$0.45

Diluted earnings per share calculation:
Numerator - Net income	$4,322,474	$1,959,169	$6,934,370	$3,738,922

Denominator - Average common shares outstanding	15,335,754	8,401,198	12,473,187	8,395,260
Dilutive shares contingently issuable	1,167,938	1,033,062	1,167,378	1,040,494
Average diluted common shares outstanding	16,503,692	9,434,260	13,640,565	9,435,754
Diluted net income per share	$0.26	$0.21	$0.51	$0.40

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

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the first six months of 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 7 for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of income during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information for 2005, which is also detailed in Note 7, we accounted for forfeitures as they occurred.

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

Recent Accounting Pronouncements — FASB Staff Position on SFAS No. 115-1 and SFAS No. 124-1 (the “FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (“EITF”) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on Pinnacle Financial’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for fiscal years beginning after December 15, 2006. Pinnacle Financial is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Pinnacle Financial is currently evaluating the impact of FIN 48 on its consolidated financial statements..

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2006. Pinnacle Financial is currently evaluating the impact of EITF 06-4 on its consolidated financial statements..

In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4”. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. The effective date is for fiscal years beginning after December 15, 2006. Pinnacle Financial is currently evaluating the impact of EITF 06-5 on its consolidated financial statements..

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

Cash and cash equivalents	$37,420,210
Investment securities - available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,102,296	545,598,367
Goodwill	115,835,254
Core deposit intangible	13,168,236
Other assets	47,441,280
Total assets acquired	798,939,525

Deposits	583,640,043
Federal Home Loan Bank advances	17,766,661
Other liabilities	25,255,578
Total liabilities assumed	626,662,282
Total consideration paid for Cavalry	$172,277,243

As discussed more fully below, total consideration is comprised of $171.1 million in Pinnacle Financial common shares issued to former Cavalry shareholders and options issued to former Cavalry option holders and $1.2 million in acquisition costs. Pinnacle Financial is in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of June 30, 2006.

As noted above, total consideration for Cavalry approximates $172.3 million of which $171.1 million was in the form of Pinnacle Financial common shares and options to acquire Pinnacle Financial common shares and $1.2 million in costs related to the acquisition. Pinnacle Financial issued 6,856,298 shares of Pinnacle Financial common stock to the former Cavalry shareholders. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the consideration shares were valued at $24.53 per common share which represents the average closing price of Pinnacle Financial common stock from the two days prior to the merger announcement on September 30, 2005 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, Pinnacle Financial also has assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which Pinnacle is obligated to issue 195,551 shares of Pinnacle Financial common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, Pinnacle Financial has considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price. Additionally, Pinnacle Financial has incurred approximately $1.2 million in acquisition costs associated with the purchase of Cavalry through June 30, 2006. These costs primarily relate to investment banking and attorney fees.

In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three and six months ended June 30, 2006, approximately $647,000 and $713,000, respectively, was recognized in the accompanying statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next five years with lesser amounts for the remaining two years.

Pinnacle Financial also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.6 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. Pinnacle Financial also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the three and six months ended June 30, 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $1.1 million and $1.3 million, respectively. Based on the estimated useful lives of the acquired loans and deposits, Pinnacle Financial expects to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $1.9 million for the remainder of fiscal year 2006 and $4.1 million in subsequent years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  The preliminary purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $1.0 million related to Cavalry’s impaired loans.

The following pro forma income statements assume the merger was consummated on January 1, 2005. The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands).

	Six Months Ended June 30,
	2006	2005(1)
Pro Forma Income Statements:
Net interest income	$31,866	$26,568
Provision for loan losses	3,075	1,195
Noninterest income	8,825	8,633
Noninterest expense (2):
Compensation	14,519	12,480
Other noninterest expense	9,714	9,042
Net income before taxes	13,383	12,484
Income tax expense	5,376	3,855
Net income	$8,007	$8,629

Pro Forma Per Share Information:
Basic net income per common share	$0.52	$0.57
Diluted net income per common share	$0.49	$0.53

Weighted average shares outstanding:
Basic	15,314,194	15,251,947
Diluted	16,481,573	16,396,739

(1)
In the first quarter of 2005, Cavalry recorded a tax benefit of $427,000 due to a cash distribution of dividends to the participants in their employee stock ownership plan. Excluding this benefit would have lowered net income for the six months ended June 30, 2005 by $427,000 resulting in net income of $8,202,000 or $0.54 per basic share and $0.50 per fully-diluted share.

(2)
In preparation for the merger during the first quarter of 2006, Cavalry and Pinnacle incurred significant merger related charges of approximately $10.6 million in the aggregate primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased net income for the six months ended June 30, 2006 by $6.45 million resulting in net income of $1,558,000 and a basic and fully diluted net income per share of $0.10 and $0.09, respectively.

During the three and six months ended June 30, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $921,000 and $1,365,000, respectively. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	32,065,061	-	1,172,989	30,892,072
Mortgage-backed securities	208,565,166	-	8,606,904	199,958,262
State and municipal securities	46,391,122	2,679	1,082,438	45,311,363
Corporate notes and other	2,293,310	-	106,595	2,186,715
	$289,314,659	$2,679	$10,968,926	$278,348,412
Securities held-to-maturity:
U.S. government agency securities	$17,747,054	$-	$804,129	$16,942,925
State and municipal securities	9,547,323	-	421,904	9,125,419
	$27,294,377	$-	$1,226,033	$26,068,344

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	31,054,469	-	534,899	30,519,570
Mortgage-backed securities	190,708,007	44,378	3,866,210	186,886,175
State and municipal securities	32,583,283	19,044	464,984	32,137,343
Corporate notes	2,300,442	-	94,436	2,206,006
	$256,646,201	$63,422	$4,960,529	$251,749,094
Securities held-to-maturity:
U.S. government agency securities	$17,746,883	$-	$441,208	$17,305,675
State and municipal securities	9,584,368	-	343,746	9,240,622
	$27,331,251	$-	$784,954	$26,546,297

On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At June 30, 2006, the unamortized amount approximated $203,000.

Pinnacle Financial realized approximately $114,000 in gains from the sale of $6,792,000 of available-for-sale securities during the six months ended June 30, 2005. There were no sales of securities during the three months ended June 30, 2005 and during the three and six months ended June 30, 2006.

At June 30, 2006, approximately $295,426,000 of Pinnacle Financial’s securities were pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2006 and December 31, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an Unrealized Loss of Less than 12 months		Investments With an Unrealized Loss of 12 months or longer		Total Investments With an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2006:

U.S. government agency securities	$24,176,940	$904,174	$22,658,525	$1,072,944	$46,835,465	$1,977,118
Mortgage-backed securities	121,642,883	4,140,593	78,082,370	4,466,311	199,725,253	8,606,904
State and municipal securities	34,969,725	799,039	16,949,221	705,304	51,918,946	1,504,343
Corporate notes	-	-	2,186,715	106,594	2,186,715	106,594
Total temporarily-impaired securities	$180,789,548	$5,843,806	$119,876,831	$6,351,153	$300,666,379	$12,194,959

December 31, 2005:

U.S. government agency securities	$28,605,270	$463,534	$19,219,975	$512,573	$47,825,245	$976,107
Mortgage-backed securities	110,636,351	1,586,394	69,512,865	2,279,816	180,149,216	3,866,210
State and municipal securities	22,692,062	341,869	14,074,344	466,861	36,766,406	808,730
Corporate notes	-	-	2,206,006	94,436	2,206,006	94,436
Total temporarily-impaired securities	$161,933,683	$2,391,797	$105,013,190	$3,353,686	$266,946,873	$5,745,483

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

Note 4. Loans and Allowance for Loan Losses

The composition of loans at June 30, 2006 and December 31, 2005 is summarized as follows:

	At June 30,	At December 31,
	2006	2005

Commercial real estate - Mortgage	$260,167,585	$148,102,053
Commercial real estate - Construction	164,049,024	30,295,106
Commercial - Other	503,797,138	239,128,969
Total Commercial	928,013,747	417,526,128
Consumer real estate - Mortgage	294,118,769	169,952,860
Consumer real estate - Construction	86,978,487	37,371,834
Consumer - Other	49,162,350	23,173,210
Total Consumer	430,259,606	230,497,904
Total Loans	1,358,273,353	648,024,032
Allowance for loan losses	(14,686,365)	(7,857,774)
Loans, net	$1,343,586,988	$640,166,258

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the allowance for loan losses for the six months ended June 30, 2006 and for the year ended December 31, 2005 are as follows:

	2006	2005

Balance at beginning of period	$7,857,774	$5,650,014
Charged-off loans	(500,158)	(207,647)
Recovery of previously charged-off loans	132,404	263,441
Allowance from Cavalry acquisition (see note 2)	5,102,296	-
Provision for loan losses	2,094,049	2,151,966
Balance at end of period	$14,686,365	$7,857,774

At June 30, 2006 and 2005, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $2,867,000 and $561,000 at June 30, 2006 and 2005, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $54,000 and $29,000 for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $13,350,000 to certain directors, executive officers, and their related entities, of which approximately $7,055,000 had been drawn upon. At December 31, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $13,223,000 to certain directors, executive officers, and their related entities, of which $6,958,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

During the three and six months ended June 30, 2006 and 2005, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a net gain on the sale of these participated loans for the three months ended June 30, 2006 and 2005 of approximately $49,000 and $152,000, respectively, and for the six months ended June 30, 2006 and 2005, Pinnacle Financial reflected a net gain on the sale of participated loans of $123,000 and $137,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent based on their participation in the loan.

Note 5. Income Taxes

Income tax expense attributable to income from continuing operations for the three and six months ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current tax expense:
Federal	$2,738,722	$945,422	$4,212,938	$1,935,269
State	200,060	32,107	310,094	92,649
Total current tax expense	2,938,780	977,529	4,523,032	2,027,918
Deferred tax benefit:
Federal	(667,940)	(144,933)	(979,266)	(420,494)
State	(129,953)	(29,418)	(176,119)	(85,351)
Total deferred tax benefit	(797,893)	(174,351)	(1,155,385)	(505,845)
	$2,140,887	$803,178	$3,367,647	$1,522,073

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% in 2006 and 34% in 2005 to income before income taxes. A reconciliation of the differences for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Income taxes at statutory rate	$2,262,176	$939,197	$3,605,706	$1,788,737
State tax expense, net of federal tax effect	45,568	1,775	87,084	23,395
Federal tax credits	(75,000)	(75,000)	(150,000)	(150,000)
Tax-exempt securities	(150,639)	(62,628)	(270,612)	(115,977)
Other items	58,782	(166)	95,469	(24,082)
Income tax expense	$2,140,887	$803,178	$3,367,647	$1,522,073

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

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005 are as follows:

	2006	2005
Deferred tax assets:
Loans and loan loss allowance	$8,008,908	$3,019,094
Securities	4,089,659	1,773,521
Merger related deferred deductions	1,082,765	-
Accrued liability for salaried executive retirement plan	1,461,516	-
Other deferred tax assets	156,075	174,816
	14,798,923	4,967,431
Deferred tax liabilities:
Depreciation and amortization	2,100,308	417,207
Deposits	4,107,535	-
FHLB dividends	694,837	-
Other deferred tax liabilities	61,264	139,602
	6,963,944	556,809
Net deferred tax assets	$7,834,977	$4,410,622

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

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at June 30, 2006 is as follows:

Commitments to extend credit	$459,129,544
Standby letters of credit	$61,678,900

At June 30, 2006, the fair value of Pinnacle Financial’s standby letters of credit was $211,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2006 will not have a material effect on Pinnacle Financial’s consolidated financial statements.

Note 7. Stock Option Plan and Restricted Shares

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial common stock at the 0.95 exchange ratio. The exercise price was adjusted using the same conversion ratio. All other terms of the Cavalry options were unchanged. There are 195,551 Pinnacle shares which can be acquired by the participants in the Cavalry Plan at exercise prices that range between $10.26 per share and $13.68 per share.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2006, of the 1,562,000 stock options outstanding, 1,352,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 210,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. All stock options under the plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.

A summary of the activity within the three equity incentive plans during the six months ended June 30, 2006 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2005	1,242,393	$9.78
Additional stock option grants resulting from assumption of the Cavalry Plan	195,551	10.80
Granted	210,569	26.57
Exercised	(83,667)	9.83
Forfeited	(3,182)	18.36
Outstanding at June 30, 2006	1,561,664	$12.15	6.57	$28,543
Outstanding and expected to vest at June 30, 2006	1,533,201	$12.07	6.56	$28,153
Options exercisable at June 30, 2006	943,308	$7.22	5.38	$21,891

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $30.43 per common share for the 1.56 million options that were in-the-money at June 30, 2006.

During the six months ended June 30, 2006, 133,453 option awards vested at an average exercise price of $11.82 and an intrinsic value of approximately $4.06 million.

During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our equity incentive plans was $1,479,000 and $274,000, respectively, determined as of the date of option exercise. As of June 30, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six-month period ended June 30, 2006, we recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six-month period ended June 30, 2006 has been reduced for estimated forfeitures. The impact on our results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the six-month period ended June 30, 2006 was as follows:
	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Totals

Stock-based compensation expense	$284,625	$120,769	$405,394
Deferred income tax benefit	-	42,269	42,269
Impact of stock-based compensation expense after deferred income tax benefit	$284,625	$78,500	$363,125
Impact on earnings per share:
Basic - 12,473,187 weighted average shares outstanding	$0.023	$0.006	$0.029
Fully diluted - 13,640,565 weighted average shares outstanding	$0.021	$0.006	$0.027

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For purposes of these calculations, the fair value of options granted for each of the six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes option pricing model and the following assumptions:

	For the six months ended June 30,
	2006	2005

Risk free interest rate	4.48%	2.37%
Expected life of options	6.50 years	5.00 years
Expected dividend yield	0.00%	0.00%
Expected volatility	23.6%	39.6%
Weighted average fair value	$9.61	$8.98

Pinnacle Financial’s computation of expected volatility is based on historical volatility. Pinnacle Financial used the simplified method in determining the estimated life of stock option issuances. The risk free interest rate of the award is based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the stock option issuances in effect at the time of grant.

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance-based awards, such as stock appreciation rights. During 2005 and 2004, Pinnacle Financial awarded 16,366 shares and 3,846 shares, respectively, of restricted common stock to certain executives of Pinnacle Financial. The fair value of these awards as of the date of grant was $24.98 and $22.62 per share, respectively. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period, excluding the impact of merger related expense in 2006. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each traunche is amortized separately. Earnings and soundness targets for the 2005 and 2004 fiscal years were achieved and the restrictions related to 6,734 shares and 1,282 shares, respectively, were released. For the six months ended June 30, 2006 and 2005, Pinnacle Financial recognized approximately $76,000 and $15,000, respectively, in compensation costs attributable to these awards. Accumulated compensation costs since the date these shares were awarded have amounted to approximately $402,000 through June 30, 2006. Pinnacle Financial anticipates that should the remaining restrictions on these restricted shares lapse, Pinnacle Financial will incur an additional $131,000 in compensation costs based on the closing price at June 30, 20006 of Pinnacle Financial common stock on the NASDAQ National Market.

During 2006, the Board of Directors of Pinnacle Financial awarded 4,400 shares of restricted common stock to the eleven outside members of the board in accordance with their 2006 board compensation package. Each board member received an award of 400 shares. The restrictions on these shares will lapse on the one year anniversary date of the award provided the individual board members meets attendance goals for the various board and board committee meetings to which they are scheduled to attend during the fiscal year ended December 31, 2006. The weighted average fair value of these awards as of the date of grant was $26.05 per share. For the six months ended June 30, 2006, Pinnacle Financial recognized approximately $52,000, respectively, in compensation costs attributable to these awards. Accumulated compensation costs since the date these shares were awarded have amounted to approximately $52,000 through June 30, 2006. Pinnacle Financial anticipates that should the remaining restrictions on these shares lapse, Pinnacle Financial will incur an additional $63,000 in compensation costs.

	Executive Management Grants			Board of Director Grants
(number of share awards)	Vested	Unvested	Totals	Vested	Unvested	Totals

Balances at Dec. 31, 2005	8,014	12,198	20,212	-	-	-
Granted	-	-	-	-	4,400	4,400
Forfeited	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Balances at June 30, 2006	8,014	12,198	20,212	-	4,400	4,400

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to January 1, 2006, Pinnacle Financial applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost had been recognized for such periods. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123(R), Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three and six months ended June 30, 2005:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Net income, as reported	$1,959,169	$3,738,922
Add: Compensation expense recognized in the accompanying consolidated statement of income, net of related tax effects	4,558	9,116
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(182,609)	(352,365)
Pro forma net income	$1,781,119	$3,395,673

Per share information:
Basic net income As reported	$0.23	$0.45
Pro forma	0.21	0.40

Diluted net income As reported	$0.21	$0.40
Pro forma	0.19	0.36

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2006 and December 31, 2005, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2006

Total capital to risk weighted assets:
Pinnacle Financial	$165,055	10.4%	$127,061	8.0%	not applicable
Pinnacle National	$159,718	10.1%	$126,959	8.0%	$158,699	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$150,368	9.5%	$63,531	4.0%	not applicable
Pinnacle National	$145,032	9.1%	$63,480	4.0%	$95,220	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$150,368	8.6%	$70,222	4.0%	not applicable
Pinnacle National	$145,032	8.3%	$70,238	4.0%	$87,798	5.0%

At December 31, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$105,101	12.6%	$66,521	8.0%	not applicable
Pinnacle National	$90,215	10.9%	$66,334	8.0%	$82,917	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$97,243	11.7%	$33,261	4.0%	not applicable
Pinnacle National	$82,357	9.9%	$33,167	4.0%	$49,751	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$97,243	9.9%	$39,444	4.0%	not applicable
Pinnacle National	$82,357	8.4%	$39,444	4.0%	$49,305	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 9. Business Segment Information

Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations. Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. The following tables present financial information for each reportable segment for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Commercial Banking	Trust and Investment Services	Mortgage Origination	Insurance Services	Total Company
For the six months ended June 30, 2006:
Net interest income	$26,402	$-	$-	$-	$26,402
Provision for loan losses	2,094	-	-	-	2,094
Noninterest income	3,423	1,370	741	894	6,428
Noninterest expense	18,492	940	482	520	20,434
Income tax expense	2,937	169	102	160	3,368
Net income	$6,302	$261	157	$214	$6,934

End of period assets	$1,981,570	$-	$-	$4,055	$1,985,625

For the six months ended June 30, 2005:
Net interest income	$13,295	$-	$-	$-	$13,295
Provision for loan losses	1,084	-	-	-	1,084
Noninterest income	1,007	774	813	-	2,594
Noninterest expense	8,318	582	644	-	9,544
Income tax expense	1,381	75	66	-	1,522
Net income	$3,519	$117	$103	$-	$3,739

End of period assets	$872,076	$-	$-	$-	$872,076

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Investments in Affiliated Companies

Investments in affiliated companies accounted for under the equity method consist of 100% of the common securities of PNFP Statutory Trust I and PNFP Statutory Trust II, wholly-owned statutory business trusts (collectively, the Trusts). The Trusts were formed on December 30, 2003 and September 15, 2005, respectively.  Combined summary financial information for the Trusts follows (dollars in thousands):

Combined Summary Balance Sheets
	June 30, 2006	December 31 2005
Asset - Investment in subordinated debentures issued by Pinnacle Financial	$30,929	$30,929

Liabilities	$-	$-

Stockholder’s equity - Trust preferred securities	30,000	30,000
Common securities (100% owned by Pinnacle Financial)	929	929
Total stockholder’s equity	30,929	30,929
Total liabilities and stockholder’s equity	$30,929	$30,929

Combined Summary Income Statement
	Six months ended June 30,
	2006	2005
Income - Interest income from subordinated debentures issued by Pinnacle Financial	$1,001	$289
Net Income	$1,001	$289

Combined Summary Statement of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Beginning balances, December 31, 2005	$30,000	$929	$-	$30,929
Net income	-	-	1,001	1,001
Dividends:
Trust preferred securities	-	-	(986)	(986)
Common paid to Pinnacle Financial	-	-	(15)	(15)
Ending balances, June 30, 2006	$30,000	$929	$-	$30,929

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2006 and December 31, 2005 and our results of operations for the three and six months ended June 30, 2006 and 2005. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Our rapid growth from inception through the second quarter of 2006 has had a material impact on our financial condition and results of operations. This rapid growth resulted in fully diluted net income per common share for the three months ended June 30, 2006 and 2005 of $0.26 and $0.21, respectively. At June 30, 2006, loans totaled $1.36 billion, as compared to $648 million at December 31, 2005, while total deposits increased to $1.56 billion at June 30, 2006 compared to $810 million at December 31, 2005.

Acquisition. On March 15, 2006, we consummated our merger with Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee. Pursuant to the merger agreement, we acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of our common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The financial information herein includes the activities of the former Cavalry (the “Rutherford County market”) since March 15, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), we recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

Cash and cash equivalents	$37,420,210
Investment securities - available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,102,296	545,598,367
Goodwill	115,835,254
Core deposit intangible	13,168,236
Other assets	47,441,280
Total assets acquired	798,939,525
Deposits	583,640,043
Federal Home Loan Bank advances	17,766,661
Other liabilities	25,255,578
Total liabilities assumed	626,662,282
Total consideration paid for Cavalry	$172,277,243

We are in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of June 30, 2006.

As noted above, total consideration for Cavalry approximates $172.3 million of which $171.1 million was in the form of our common shares and options to acquire our common shares and $1.2 million in costs related to the acquisition. We issued 6,856,298 shares of our common stock to the former Cavalry shareholders. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the shares were valued at $24.53 per common share which represents the average closing price of our common stock from the two days prior to the merger announcement on September 30, 2005 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, we also have assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which we were obligated to issue 195,551 shares of our common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, we considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price.

Additionally, we have incurred approximately $1.2 million in acquisition costs associated with the purchase of Cavalry through June 30, 2006. These costs primarily relate to investment banking and attorney fees.

In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three and six months ended June 30, 2006, approximately $647,000 and $713,000, respectively, was recognized in the statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next five years with lesser amounts for the remaining two years.

We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.6 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. We have also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the three and six months ended June 30, 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $1.1 million and $1.3 million, respectively. Based on the estimated useful lives of the acquired loans and deposits, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $1.9 million for the remainder of fiscal year 2006 and $4.1 million in subsequent years.

The Cavalry acquisition had a significant impact on our financial condition as of June 30, 2006. As of June 30, 2006, the Rutherford County market composed approximately 42.4% of our total loans and 41.9% of total deposits. Our consolidated balance sheet at June 30, 2006 reflects $1.36 billion in loans and $1.56 billion in deposits which compares to approximately $1.01 billion in loans and $1.23 billion in deposits at June 30, 2005. The June 30, 2005 amounts are the sum of loans and deposits for Pinnacle Financial and Cavalry as of that date which results in an increase of 35% in loans and 27% in deposits between the two periods.

We also incurred approximately $921,000 and $1,365,000 in merger related expenses during the three and six months ended June 30, 2006, respectively, directly related to the Cavalry merger. These charges were for our integration of Cavalry and accelerated depreciation and amortization related to software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.

Results of Operations. Our net interest income increased to $16.9 million for the second quarter of 2006 compared to $6.8 million for the second quarter of 2005. Our net interest income increased to $26.4 million for the first six months of 2006 compared to $13.3 million for the same period in 2005. The net interest margin (the ratio of net interest income to average earning assets) for the period was 4.17% for the second quarter of 2006 compared to 3.57% for the same period in 2005. The net interest margin was 3.97% for the first six months of 2006 compared to 3.67% for the same period in 2005.

Prior to the merger with Cavalry, Cavalry’s net interest margin was higher than ours. As a result, since the merger date, our net interest margin is higher compared to the same periods last year due to the impact of the net assets of Cavalry being included with our net assets. We believe our net interest margin for the third quarter of 2006 will be lower than our net interest margin for the second quarter of 2006. Based on our current models, we believe our net interest margin for the third quarter of 2006 should be within a range of 3.90% to 4.10%, compared to 4.17% for the second quarter of 2006.

Absent the impact of continued competitive pressure on deposit pricing, we believe that a rising interest rate environment, which we believe is more likely than a falling rate environment over the next few quarters, should result in greater net interest income for us than in a falling or stagnant rate environment. We also believe we will continue to increase assets with particular emphasis on floating rate lending. However, the additional revenues provided by these two items may not be sufficient to overcome any immediate increases in funding costs which would also be incurred in a rising rate environment as a result of competitive deposit pricing in our market area.

Conversely, a falling rate environment would serve to have the opposite effect on our net interest income. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our interest income would decrease at a more rapid pace.

Our provision for loan losses was $1,707,000 for the second quarter of 2006 compared to $483,000 for the same period in 2005 and $2,094,000 for the first six months of 2006 compared to $1,084,000 for the same period in 2005. Although we continued to make provisions due to the increases in loan volumes in 2006 compared to 2005, the provision amount also increased due to increases in charge-offs in 2006 compared to 2005.

Noninterest income for the second quarter of 2006 compared to the same time period in 2005 increased by $2,967,000, or 210%. For the first six months of 2006, noninterest income was $3,834,000 greater than the first six months of 2005. These increases are largely attributable to the fee businesses associated with the Cavalry acquisition, particularly with regard to service charges on deposit accounts, insurance sales commissions and trust fees.

Our continued growth in 2006 resulted in increased noninterest expense compared to 2005 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 156.5 at December 31, 2005 to 359.0 at June 30, 2006. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2006 which will cause our compensation and employee benefit expense to increase in future periods. Additionally, our branch expansion efforts during the last few years also increased noninterest expense. The increased operational expenses for the recently opened branches and the additional planned branch in the Donelson area of Davidson County expected to open in late 2006 will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 61.6% for the second quarter of 2006 compared to 60.4% for the same period of 2005 and 62.2% for the first six months of 2006 compared to 60.1% for the first six months of 2005. These calculations include the impact of approximately $921,000 and $1,365,000 in merger related charges for the three and six months ended June 30, 2006, respectively.

The effective income tax expense rate for the three and six months ended June 30, 2006 was approximately 33.1% and 32.7%, respectively, compared to an effective income tax expense rate for the three and six months ended June 30, 2005 of approximately 29.1% and 28.9%, respectively. The increase in the effective tax rate between 2006 and 2005 was due to the additional earnings (primarily attributable to operations within our Rutherford County market) in 2006 over that of 2005 being taxed at a higher rate as the various tax savings initiatives (i.e., municipal bond income) had a lesser impact in 2006 when compared to 2005 and the impact of our incentive stock options and their treatment pursuant to the adoption of SFAS No. 123(R).

Net income for the second quarter of 2006 was $4.3 million compared to $2.0 million for the second quarter of 2005, an increase of 121%. Net income for the first six months of 2006 was $6.9 million compared to $3.7 million for the same period in 2005, an increase of 86%. Fully-diluted net income per common share was $0.26 for the second quarter of 2006 compared to $0.21 for the second quarter of 2005, an increase of 13%. Fully-diluted net income per common share was $0.51 for the first six months of 2006 compared to $0.40 for the same period in 2005, an increase of 28%.

Excluding the impact of merger related charges at the statutory tax rate of 39.23%, net income for the second quarter of 2006 was $4.9 million compared to $2.0 million for the second quarter of 2005, an increase of 149%. Additionally, excluding the after tax impact of merger related charges, net income for the first six months of 2006 was $7.8 million compared to $3.7 million for the same period in 2005, an increase of 108%. As a result, as adjusted fully-diluted net income per common share was $0.30 for the second quarter of 2006 compared to $0.21 for the second quarter of 2005, an increase of 30%. As adjusted fully-diluted net income per common share was $0.57 for the first six months of 2006 compared to $0.40 for the same period in 2005, an increase of 43%. For a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure, see “-Reconciliation of Non-GAAP financial measures” below.

Financial Condition. Loans increased $710 million during the first six months of 2006 of which $546 million was attributable to the Cavalry acquisition. Thus, the net increase in our loan portfolio attributable to organic growth was $160 million. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.

We have successfully grown our total deposits to $1.56 billion at June 30, 2006 compared to $810 million at December 31, 2005, an increase of $750 million of which $584 million was attributable to the Cavalry acquisition. As a result, we increased our deposits by $166 million, excluding the Cavalry acquisition. This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2006 compared to 2005. We typically adjust our loan yields at a faster rate than we adjust our deposit rates. As such, unless significant competitive pressures exist, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets.

We continue to believe there is broad acceptance of our business model within the Nashville/Davidson/Murfreesboro MSA and in our target markets of small businesses and affluent clients. As a result, and because our sales pipeline remains strong at the current time, we believe we will continue to increase our loan and deposit balances for the remainder of 2006 at amounts comparable to prior periods but less than the increase for the second quarter of 2006.

Capital and Liquidity. At June 30, 2006, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at June 30, 2006, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank. In the near term, the most likely form of new capital will be from the issuance of trust preferred securities where we have significant capacity to include trust preferred securities as Tier 1 capital pursuant to regulatory guidelines. Capital raised through trust preferred issuances would not dilute our current shareholder base.

In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings). This additional capital was required to support our growth. As of June 30, 2006, we believe we have, or can generate through trust preferred offerings, sufficient capital to support our current growth plans. As a result, we do not foresee the need to consider any additional public or private offerings of common stock at this time. Although we do not have any current plans to do so, should we consider entering any additional markets other than the Nashville/Davidson/Murfreesboro MSA, the market expansion may require us to raise additional capital which would likely be in the form of common equity.

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

Allowance for Loan Losses (ALL). Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. For the June 30, 2006 financial statements, we elected to assess the ALL in two separate processes using methodologies for both the Pinnacle footprint as it existed prior to the merger with Cavalry (the “Nashville market”) and the Rutherford County market. Our methodology for the first six months of 2006 was consistent with the past practices of Pinnacle Financial and Cavalry on a stand-alone basis. In view of the acquisition, we are currently evaluating what changes should be made to the process by which we determine our consolidated allowance for loan losses. We expect to implement any such changes prior to the end of the third quarter of 2006.

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

For the Rutherford County market, the allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes to be appropriate for each reporting date. Quantitative factors include the historical loss experience, delinquency and charge-off trends, collateral values, and changes in non-performing loans in Rutherford County. The Rutherford County market also incorporates known information about individual loans, including borrower’s sensitivity to interest rate movements and other relevant factors. Qualitative factors include the general economic environment in the market and throughout the Southeast and the state of industries predominant in the Middle Tennessee area.

In assessing the adequacy of the consolidated ALL, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Share Based Payments - On January 1, 2006, we adopted SFAS No. 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No.123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense.

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements for 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Application of SFAS No. 123(R) required us to assess numerous factors including the historical volatility of our stock price, anticipated option forfeitures and estimates concerning the length of time that our options would remain unexercised. Many of these assessments impact the fair value of the underlying stock option more significantly than others and changes to these assessments in future periods could be significant. We believe the assumptions we have incorporated into our stock option fair value assessments are reasonable.

Accounting for the Cavalry Acquisition - In accordance with SFAS No. 141, SFAS No. 142 and SFAS No. 147, we recorded the assets and liabilities of Cavalry as of March 15, 2006 at estimated fair value. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of Cavalry. We also engaged a real estate appraisal firm to value the more significant properties that were acquired by us in the acquisition. As a result, we consider the values we have assigned to the acquired assets and liabilities of Cavalry to be reasonable and consistent with the application of generally accepted accounting principles. However, we are still in the process of obtaining and evaluating certain other information. Accordingly, we may have to reassess our purchase price allocations. We believe that we will conclude the allocation of the purchase price to the acquired net assets in the third quarter of 2006.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Our annual assessment date will be September 30. Accordingly, should we determine in a future period that the goodwill recorded in connection with our acquisition of Cavalry has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Results of Operations

Our results for the three and six months ended June 30, 2006 and 2005 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2006-2005	Six months ended		2006-2005
	June 30, 2006		Percent	June 30, 2006		Percent
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)

Interest income	$28,305	$10,544	168.4%	$45,115	$19,811	127.7%
Interest expense	11,410	3,749	204.3%	18,713	6,516	187.2%
Net interest income	16,895	6,795	148.6%	26,402	13,295	98.6%
Provision for loan losses	1,707	483	253.4%	2,094	1,084	93.2%
Net interest income after provision for loan losses	15,188	6,312	140.6%	24,308	12,211	99.1%
Noninterest income	4,380	1,413	210.0%	6,428	2,594	147.8%
Noninterest expense:
Merger related expense	921	-	-	1,365	-	-
Other noninterest expense	12,184	4,963	145.5%	19,069	9,544	99.8%
Net income before income taxes	6,463	2,762	134.0%	10,302	5,261	95.8%
Income tax expense	2,141	803	166.6%	3,368	1,522	121.3%
Net income	$4,322	$1,959	120.6%	$6,934	$3,739	85.5%

Our results for the three and six months ended June 30, 2006 included merger related expense. Excluding merger related expense from our net income resulted in fully diluted net income per common share for the three and six months ended June 30, 2006 of $0.30 and $0.57, respectively. A comparison of these amounts to the same periods in 2005 and a reconciliation of this non-GAAP financial measure follow:
	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	2006	2005	2006	2005
Reconciliation of Non-GAAP financial measures:
Net income	$4,322	$1,959	$6,934	$3,739
Merger related expense net of tax of $361and $535 for the three and six months ended June 30, 2006, respectively	560	-	830	-
Net income excluding merger related expense	$4,882	$1,959	$7,764	$3,739

Fully-diluted net income per common share	$0.26	$0.21	$0.51	$0.40
Fully-diluted net income per common share, excluding merger related expense	$0.30	$0.21	$0.57	$0.40

The presentation of this non-GAAP financial information is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Because non-GAAP financial measures presented are not measurements determined in accordance with GAAP and are susceptible to varying calculations, these non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures presented by other companies.

Pinnacle Financial believes that these non-GAAP financial measures excluding the impact of merger related expenses facilitate making period-to-period comparisons and are meaningful indications of its operating performance. Pinnacle Financial included non-GAAP net income and non-GAAP fully-diluted EPS because it believes that these measures more clearly reflects our operating performance for the 2006 second quarter and six months ended June 30, 2006 when compared to the same period in 2005 and because we believe that the information provides investors with additional information to evaluate our past financial results and ongoing operational performance.

Pinnacle Financial’s management utilizes this non-GAAP financial information to compare our operating performance versus the comparable periods in 2005 and will utilize non-GAAP fully-diluted earnings per share for the 2006 fiscal year (excluding the merger related expenses) in calculating whether or not we met the performance targets of our 2006 Annual Cash Incentive Plan and our earnings per share targets in our restricted stock award agreements.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended June 30, 2006 and 2005, we recorded net interest income of $16,895,000, and $6,795,000 respectively, which resulted in a net interest margin of 4.17% and 3.57%. For the six months ended June 30, 2006, and 2005 we recorded net interest income of $26,402,000 and $13,295,000 which resulted in a net interest margin of 3.97% and 3.67% respectively.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

(dollars in thousands)	Three months ended June 30, 2006			Three months ended June 30, 2005
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,328,121	$24,246	7.32%	$537,313	$8,002	5.88%
Securities:
Taxable	248,682	3,148	5.08%	194,840	2,135	4.39%
Tax-exempt (1)	50,227	495	5.21%	27,332	239	4.62%
Federal funds sold	16,613	259	6.05%	14,879	111	2.99%
Other	8,319	157	9.08%	3,730	57	7.08%
Total interest-earning assets	1,651,962	28,305	6.92%	778,094	10,544	5.48%
Nonearning assets	226,950			44,250
Total assets	$1,878,912			$822,344

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$190,055	$848	1.79%	$57,652	$90	0.62%
Savings and money market	434,094	3,234	2.99%	218,685	906	1.66%
Certificates of deposit	546,715	5,481	4.02%	252,402	1,882	2.99%
Total deposits	1,170,864	9,563	3.28%	528,739	2,878	2.18%
Securities sold under agreements to repurchase	68,079	678	4.00%	49,883	253	2.04%
Federal funds purchased	3,696	48	5.15%	4,775	40	3.38%
Federal Home Loan Bank advances	44,417	605	5.46%	54,951	424	3.10%
Subordinated debt	30,929	516	6.69%	10,310	154	5.98%
Total interest-bearing liabilities	1,317,985	11,410	3.47%	648,658	3,749	2.32%
Noninterest-bearing deposits	311,286	-	-	111,937	-	-
Total deposits and interest-bearing liabilities	1,629,271	11,410	2.81%	760,595	3,749	1.98%
Other liabilities	15,241			2,180
Stockholders' equity	234,400			59,569
	$1,878,912			$822,344
Net interest income		$16,895			$6,795
Net interest spread (2)			3.45%			3.16%
Net interest margin (3)			4.17%			3.57%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

(dollars in thousands)	Six months ended June 30, 2006			Six months ended June 30, 2005
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,044,724	$37,424	7.22%	$512,813	$14,957	5.88%
Securities:
Taxable	245,216	6,010	4.94%	189,883	4,157	4.41%
Tax-exempt (1)	47,399	896	5.04%	25,329	440	4.62%
Federal funds sold	19,617	540	5.55%	11,864	157	2.66%
Other	6,468	245	8.44%	3,503	100	6.85%
Total interest-earning assets	1,363,424	45,115	6.72%	743,392	19,811	5.42%
Nonearning assets	152,944			46,222
Total assets	$1,516,368			$789,614

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$147,089	$1,330	1.82%	$57,695	$162	0.57%
Savings and money market	389,473	5,574	2.89%	220,382	1,604	1.47%
Certificates of deposit	430,854	8,509	3.98%	234,507	3,266	2.81%
Total deposits	967,416	15,413	3.21%	512,584	5,032	1.98%
Securities sold under agreements to repurchase	63,901	1,187	3.75%	44,016	403	1.85%
Federal funds purchased	2,036	52	5.14%	2,694	44	3.33%
Federal Home Loan Bank advances	45,376	1,060	4.71%	52,592	748	2.87%
Subordinated debt	30,929	1,001	6.53%	10,310	289	5.65%
Total interest-bearing liabilities	1,109,658	18,713	3.40%	622,196	6,516	2.11%
Noninterest-bearing deposits	231,767	-	-	106,433	-	-
Total deposits and interest-bearing liabilities	1,341,425	18,713	2.81%	728,629	6,516	1.80%
Other liabilities	9,976			1,990
Stockholders' equity	164,967			58,995
	$1,516,368			$789,614
Net interest income		$26,402			$13,295
Net interest spread (2)			3.32%			3.31%
Net interest margin (3)			3.97%			3.67%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and six months ended June 30, 2006 was 4.17% and 3.97%, respectively, compared to a net interest margin of 3.57% and 3.67% for the same periods in 2005. The increase in our net interest margin was significant between 2006 and 2005 and was largely due to the addition of the net assets of Cavalry. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Our loan yields increased by 134 basis points for the first six months of 2006 when compared to the first six months of 2005. The pricing of a large portion of our loan portfolio is tied to our prime rate which increased throughout 2005 and through June 30, 2006 consistent with the announced increases in the Federal funds target rate by the Open Market Committee of the Federal Reserve System. During the period from January 1, 2005 through June 30, 2006, the Open Market Committee increased the Federal funds target rate from 2.25% to 5.25%.

•
We have been able to grow our funding base significantly. For asset/liability management, we continue to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio. Average loan balances for the first six months of 2006 approximated 69% of total assets compared to 65% for the same period in 2005. Loans generally have higher yields than do securities and other shorter-term investments.

•
Impacting our net interest margin at any point in time will be the level of fixed rate assets and liabilities. In a rising rate environment, these assets and liabilities do not reprice and thus impact the performance of our net interest margin. Fixed rate assets include fixed rate loans and substantially our entire investment portfolio. Fixed rate liabilities include, certificates of deposits, FHLB advances and a portion of our subordinated indebtedness. In a rising rate environment these liabilities impact our margin positively. We have experienced a rising rate environment over the last few quarters. We believe that since we have more fixed rate assets than fixed rate liabilities the negative impact of our fixed rate assets impacted our net interest margin to a greater degree than the impact of our fixed rate liabilities when comparing the three and six months ended June 30, 2006 with that of the comparable prior year periods.

•
During 2006, overall deposit rates were higher than those rates for the comparable period in 2005. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2006, as was the case with our prime lending rate, short-term rates were higher than in 2005. We also monitor the pricing of similar products by our primary competitors. Deposit pricing in our markets has been very competitive over the last few years and we anticipate that such pricing pressure will continue. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2006 compared to the same period in 2005 which resulted in increased pressure on our net interest margin.

•
During the first six months of 2006, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 62% of our total funding compared to 59% for the first six month in 2005. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. As a result, this contributed favorably to our net interest margin in 2006 when compared to 2005.

•
Also impacting the net interest margin during 2006 compared to 2005 was pricing of our floating rate subordinated indebtedness and the incurrence of additional fixed rate subordinated indebtedness. The average rate on our subordinated indebtedness increased by 88 basis points during the first six months of 2006 when compared to the same period in 2005. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2006, the short-term interest rate environment was higher than during 2005, and, as a result, the pricing for this funding source was higher in 2006 than in 2005. Additionally, in September 2005, we issued an additional $20 million in fixed rate subordinated indebtedness at a rate of 5.85% for the first five years with a floating rate determined in relation to three-month LIBOR thereafter.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $1,707,000 and $483,000 for the three months ended June 30, 2006 and 2005, respectively and $2,094,000 and $1,084,000 for the six months ended June 30, 2006 and 2005, respectively.

Based upon our management's evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2006. An increase in loan volumes and an increase in charge-offs were the primary causes for the increase in our provision for loan losses in 2006 when compared to 2005.

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

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year and may diminish overtime as our lending and industry concentration limits increase.

The following is the makeup of our noninterest income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three months ended		2006-2005	Six months ended		2006-2005
	June 30,		Percent	June 30,		Percent
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,356	$242	460.3%	$1,794	$503	256.7%
Investment services	653	491	33.0%	1,166	929	25.5%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	422	239	76.6%	673	414	62.6%
Gains on loan participations sold, net	49	151	(67.5%)	122	137	(10.9%)
Insurance sales commissions	749	-	-	1,013	-	-
Gain on sale of investment securities, net	-	-	-	-	114	(100.0%)
Trust fees	312	-	-	364	-	-
Other noninterest income:
Letters of credit fees	88	122	(27.9%)	221	238	(7.1%)
Bank-owned life insurance	119	18	561.1%	155	37	318.9%
Equity in earnings of Collateral Plus, LLC	22	5	340.0%	59	116	(49.1%)
Other noninterest income	610	145	320.7%	861	106	712.3%
Total noninterest income	$4,380	$1,413	210.0%	$6,428	$2,594	147.8%

Service charge income for 2006 increased over that of 2005 due to increased volumes from our Rutherford County market and an increase in the number of Nashville deposit accounts subject to service charges. However, for the Nashville accounts, the increase in service charges in 2006 when compared to 2005 was offset significantly by the earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate serves to reduce the deposit service charges for our commercial customers and is based on the average balances of their checking accounts at Pinnacle National. This earnings credit rate is indexed to a national index.

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At June 30, 2006, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $501 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $441 million at December 31, 2005. Additionally, at June 30, 2006 our trust department was receiving fees on approximately $295 million in assets. Following our merger with Cavalry, we now offer trust services through the bank’s trust division and insurance services through Miller and Loughry Insurance and Services, Inc. which we believe will increase our noninterest income in future periods.

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

We also sell certain loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At June 30, 2006 and pursuant to participation agreements with these correspondents, we had participated approximately $80.4 million of originated loans to these other banks compared to $60.3 million at December 31, 2005. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded net gains of $49,000 and $122,000 during the three and six months ended June 30, 2006, respectively, compared to net gains of $151,000 and $137,000 for the same periods in 2005 related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Cavalry merger has resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future will be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the six months ended June 30, 2005, were net gains of approximately $114,000 realized from the sale of approximately $6.8 million of available-for-sale securities.

At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the three and six months ended June 30, 2006 was $22,000 and $59,000, respectively.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three months ended		2006-2005	Six months ended		2006-2005
	June 30,		Percent	June 30,		Percent
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$4,798	$2,316	107.2%	$7,788	$4,466	74.4%
Commissions	325	183	77.6%	559	353	58.4%
Other compensation, primarily incentives	1,100	419	162.5%	1,720	926	85.7%
Employee benefits and other	1,067	193	452.8%	1,671	336	397.3%
Total salaries and employee benefits	7,290	3,111	134.3%	11,738	6,081	93.0%
Equipment and occupancy	2,081	894	132.9%	3,254	1,678	93.9%
Marketing and business development	358	180	98.9%	548	293	87.0%
Postage and supplies	445	158	181.6%	631	294	114.6%
Other noninterest expense:
Accounting and auditing	301	90	234.4%	473	180	162.8%
Consultants, including independent loan review	133	31	329.0%	164	63	160.3%
Legal, including borrower-related charges	24	36	(33.3)%	56	63	(11.1)%
OCC exam fees	58	42	38.1%	114	84	35.7%
Directors' fees	70	34	105.9%	126	99	27.3%
Insurance, including FDIC assessments	175	72	143.1%	276	152	81.6%
Other noninterest expense	1,249	315	296.2%	1,689	557	203.1%
Total other noninterest expense	2,010	620	224.0%	2,898	1,198	141.8%
Merger related expense	921	0	-	1,365	0	-
Total noninterest expense	$13,105	$4,963	164.1%	$20,434	$9,544	114.1%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, legal and audit expenses and other expenses which tend to increase in relation to our growth. We also will have increased noninterest expense as a result of our merger with Cavalry. Additionally, we adopted SFAS No. 123(R) in 2006 which addresses the accounting for employee equity based incentives. As a result, our compensation expense will increase in all future periods as a result of this accounting pronouncement. For the three and six months ended June 30, 2006, approximately $250,000 and $405,000, respectively, of compensation expense related to stock options is included in employee benefits and other expense.

At December 31, 2005, we employed 156.5 full time equivalent employees compared to 359.0 at June 30, 2006, an increase of 202.5 full time employees. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefit costs to increase in future periods.

Included in noninterest expense for the three and six months ended June 30, 2006 is $921,000 and $1,365,000, respectively, of merger related expenses associated with the Cavalry merger. These charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.

Financial Condition

Our consolidated balance sheet at June 30, 2006 reflects significant growth since December 31, 2005 as a result of our organic growth and the consummation of our merger with Cavalry. Total assets grew to $1.99 billion at June 30, 2006 from $1.02 billion at December 31, 2005, a 95.3% increase. Total deposits grew $750 million during the six months ended June, 2006, including $584 million acquired with the Cavalry merger. Substantially all of the additional deposits and other fundings were invested in loans, which grew by $710 million during the six months ended June 30, 2006, including $546 million in loans acquired in the Cavalry merger.

Loans. The composition of loans at June 30, 2006 and at December 31, 2005 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$260,168	19.2%	$148,102	22.9%
Commercial real estate - Construction	164,049	12.1%	30,295	4.7%
Commercial - Other	503,797	37.0%	239,129	36.9%
Total commercial	928,014	68.3%	417,526	64.4%
Consumer real estate - Mortgage	294,119	21.7%	169,953	26.2%
Consumer real estate - Construction	86,978	6.4%	37,372	5.8%
Consumer - Other	49,162	3.6%	23,173	3.6%
Total consumer	430,259	31.7%	230,498	35.6%
Total loans	$1,358,273	100.0%	$648,024	100.0%

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

We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral. Furthermore, we have an internal limit for aggregate indebtedness to a single borrower of $15 million. Our loan policy requires our board of directors approve any relationships that exceed this internal limit.

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2006, we had $2,867,000 in loans on nonaccrual compared to $460,000 at December 31, 2005. The increase in nonperforming loans between December 31, 2005 and June 30, 2006 was related to loans acquired from Cavalry and identified as being impaired as discussed more fully below.

There was approximately $492,000 in other loans 90 past due and still accruing interest at June 30, 2006 compared to no loans at December 31, 2005. At June 30, 2006 and at December 31, 2005, no loans were deemed to be restructured loans. The following table is a summary of our nonperforming assets at June 30, 2006 and December 31, 2005 (dollars in thousands):

	At June 30,	At Dec. 31,
	2006	2005
Nonaccrual loans (1)	$2,867	$460
Restructured loans	-	-
Other real estate owned	67	-
Total nonperforming assets	2,934	460
Accruing loans past due 90 days or more	492	-
Total nonperforming assets and accruing loans past due 90 days or more	$3,426	$460
Total loans outstanding	$1,358,273	$648,024
Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.25%	0.07%
Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	23.32%	5.85%

(1) Interest income that would have been recorded in 2006 related to nonaccrual loans was $54,000.

Potential problem assets, which are not included in nonperforming assets, amounted to approximately $4.2 million or 0.31% of total loans outstanding at June 30, 2006, compared to $1.2 million or 0.20% of total loans outstanding at December 31, 2005. Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of June 30, 2006 and December 31, 2005, our allowance for loan losses was $14,686,000 and $7,858,000, respectively, which our management deemed to be adequate at each of the respective dates. The significant increase in our ALL was primarily the result of our merger with Cavalry. The judgments and estimates associated with our ALL determination are described under "Critical Accounting Estimates" above.

Approximately 68% of our loan portfolio at June 30, 2006 consisted of commercial loans compared to 64% at December 31, 2005. Using the North American Industry Classification System, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have significant credit exposures arising from loans outstanding and unfunded lines of credit to borrowers in the home building and land subdividing industry, the trucking industry and to lessors of residential and commercial properties. We evaluate our exposure level to these industry groups periodically in order to determine if additional allowance allocations are warranted. At June 30, 2006 and December 31, 2005, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2006 and for the year ended December 31, 2005 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended June 30, 2006	Year ended Dec. 31, 2005
Balance at beginning of period	$7,858	$5,650
Provision for loan losses	2,094	2,152
Allowance from Cavalry acquisition	5,102	-
Charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial - Other	(404)	(61)
Consumer real estate - Mortgage	-	(38)
Consumer real estate - Construction	-	-
Consumer - Other	(96)	(109)
Total charged-off loans	(500)	(208)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial - Other	102	3
Consumer real estate - Mortgage	-	231
Consumer real estate - Construction	-	-
Consumer - Other	30	30
Total recoveries of previously charged-off loans	132	264
Net (charge-offs) recoveries	(368)	56
Balance at end of period	$14,686	$7,858

Ratio of allowance for loan losses to total loans outstanding at end of period	1.08%	1.21%
Ratio of net charge-offs to average loans outstanding for the period	0.04%	(0.01)%

As a relatively new institution (excluding the impact of Cavalry), we do not have extensive loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs as our losses materialize. We consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

At June 30, 2006, we assessed our allowance for loan losses using an assessment methodology for Pinnacle and a separate methodology for the former Cavalry franchise, the Cavalry methodology being consistent with Cavalry’s past practice. In view of the acquisition, we are currently evaluating what changes should be made to the process by which we determine our consolidated allowance for loan losses. We expect to implement any such changes prior to the end of the third quarter of 2006.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality (i.e., “impaired loans”).  SOP 03-03 does not apply to loans originated by us but does apply to the loans we acquired in our merger with Cavalry. Our assessment indicated that Cavalry had approximately $3.9 million of loans to which the application of the provisions of SOP 03-03 is required. As a result of the application of SOP 03-03, we recorded preliminary purchase accounting adjustments to reflect a reduction in loans and the allowance for loan losses of $1.0 million related to these impaired loans thus reducing the carrying value of these loans to $2.9 million at March 15, 2006. All of these loans were classified as nonperforming at June 30, 2006. The resulting impact on Cavalry’s allowance for loan losses at March 15, 2006 was as follows:

Impact of SOP 03-03 on Rutherford County’s allowance for loan losses at March 15, 2006	Before Application of SOP 03-03	Impact of Application SOP 03-03	After Application of SOP 03-03
Allowance for loan losses	$6,129	$1,027	$5,102
Fair value of Cavalry loans at acquisition date			$550,700
Allowance for loan losses to fair value of Cavalry loans at acquisition date	1.11%		0.93%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $305.6 million at June 30, 2006 and $279.1 million at December 31, 2005. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a liquidity source. The most significant component of our investment portfolio is our mortgage-backed securities. At June 30, 2006, the fair value of our mortgage-backed securities was approximately $200.0 million compared to a fair value at December 31, 2005, of approximately $186.9 million. All of these securities were included in our available-for-sale securities portfolio. A statistical comparison of our mortgage-backed portfolio at June 30, 2006 and at December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Weighted average life	4.60 years	4.81 years
Weighted average coupon	5.17%	5.24%
Tax equivalent yield	4.88%	4.74%
Modified duration (*)	3.75%	3.71%
__________
(*) Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.

Deposits and Other Borrowings. We had approximately $1.56 billion of deposits at June 30, 2006 compared to $810 million at December 31, 2005. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $104.4 million at June 30, 2006 and $65.8 million at December 31, 2005. Additionally, at June 30, 2006, we had borrowed $33.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $41.5 million at December 31, 2005.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,		Dec. 31,
	2006	Percent	2005	Percent
Core funding:
Noninterest-bearing deposit accounts	$312,709	18.1%	$155,811	16.4%
Interest-bearing demand accounts	186,750	10.8%	72,521	7.6%
Savings and money market accounts	456,055	26.4%	304,162	32.1%
Time deposit accounts less than $100,000	147,431	8.5%	31,408	3.3%
Total core funding	1,102,945	63.8%	563,902	59.5%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	120,342	7.0%	106,928	11.3%
Brokered deposits	78,636	4.5%	55,360	5.8%
Other time deposits	257,963	14.9%	83,961	8.9%
Securities sold under agreements to repurchase	104,380	6.0%	65,834	6.9%
Federal Home Loan Bank advances	33,749	2.0%	41,500	4.4%
Subordinated debt	30,929	1.8%	30,929	3.3%
Total non-core funding	625,999	36.2%	384,512	40.5%
Totals	$1,728,944	100.0%	$948,414	100.0%

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

The $10 million in Trust Preferred Securities issued in 2003 bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter and mature on December 30, 2033. The $20 million in Trust Preferred Securities issued in 2005 bear interest at a fixed rate of 5.848% for the first five years and then at a floating rate based on a spread over 3-month LIBOR which is set each quarter and mature on September 30, 2035.  Distributions are payable quarterly.  The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.  Our obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

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

Capital Resources. At June 30, 2006 and December 31, 2005, our stockholders’ equity amounted to $238.7 million and $63.4 million, respectively, or an increase of $175.3 million. This increase was primarily attributable to $171.1 million as a result of the Cavalry acquisition and $3.0 million in comprehensive income, which was composed of $6.9 million in net income offset by $3.9 million of net unrealized holding losses associated with our available-for-sale portfolio.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At June 30, 2006 and December 31, 2005, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2006, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $33.7 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate

August 25, 2006	$1,000	3.81%
September 29, 2006	4,000	2.39
January 26, 2007	2,000	3.24
September 4, 2007	1,000	3.95
December 29, 2008	10,000	4.97
January 27, 2009	15,000	5.01
April 1, 2020	749	2.25
Total	$33,749
Weighted average interest rate		4.45%

At June 30, 2006, brokered certificates of deposit approximated $78.6 million which represented 4.5% of total fundings compared to $55.4 million and 5.8% at December 31, 2005. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At June 30, 2006, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in the Nashville/Davidson/Murfreesboro MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville/Davidson/Murfreesboro MSA.

Off-Balance Sheet Arrangements. At June 30, 2006, we had outstanding standby letters of credit of $61.7 million and unfunded loan commitments outstanding of $459.1 million. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At June 30, 2006, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

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

Recent Accounting Pronouncements

FASB Staff Position on SFAS No. 115-1 and SFAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SFAS 156 on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of EITF 06-4 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4.” The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. The effective date is for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of EITF 06-5 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 40 through 42 of Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

For the three months ended June 30, 2006, Pinnacle Financial expanded its internal control system over financial reporting to incorporate procedures specifically related to its merger with Cavalry Bancorp, Inc. We reviewed the financial information obtained from Cavalry from April 1, 2006 thru the date such information was integrated into Pinnacle Financial’s financial data systems and performed additional procedures with respect to such information in order to determine its accuracy and reliability. Pinnacle Financial anticipates that it will continue to monitor and enhance its system of internal controls over financial reporting in 2006, particularly with respect to the continued integration of Cavalry.

There were no other changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on May 16, 2006.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2008 (Class II):

	Votes	Votes	Broker
	For	Withheld	Non-votes
James C. Cope	13,421,995	126,638	-
William H. Huddleston, IV	13,417,616	131,017	-
Hal N. Pennington	13,428,270	120,363	-

The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2009 (Class III):

Ed C. Loughry, Jr.	13,420,922	127,711	-
Dale W. Polley	13,413,046	135,587	-
James L. Shaub, II	13,423,170	125,463	-
Reese L. Smith, III	13,421,090	127,543	-
M. Terry Turner	13,428,170	120,463	-

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Sue G. Atkinson	2007	Colleen Conway-Welch	2007
Gregory L. Burns	2007	Clay T. Jackson	2007
Robert A. McCabe, Jr.	2008

(c)	Other matters voted upon and the results of the voting were as follows:

At the annual meeting of shareholders, the shareholders of Pinnacle Financial approved an increase in the number of authorized shares of capital stock from 50,000,000 shares to 100,000,000 shares. With the increase, the number of authorized shares of common stock was increased from 40,000,000 shares to 90,000,000 shares and the number of authorized shares of preferred stock remained at 10,000,000 shares. The shareholders voted 12,391,040 in the affirmative and 1,132,359 against the proposal with 25,234 abstentions.

At the annual meeting of shareholders, the shareholders also approved an amendment to the 2004 Equity Incentive Plan which would set aside for issuance an additional 500,000 shares of Pinnacle Financial common stock. The shareholders voted 8,395,055 in the affirmative and 929,197 against the proposal with 107,299 abstentions and 4,117,082 broker non-votes.

At the annual meeting of shareholders, the shareholders also ratified the appointment of KPMG LLP as Pinnacle Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The shareholders voted 13,467,650 in the affirmative and 57,878 against the proposal with 17,585 abstentions.

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

.
PINNACLE FINANCIAL PARTNERS, INC

/s/ M. Terry Turner
M. Terry Turner
August 7, 2006	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
August 7, 2006	Chief Financial Officer