Form 10-Q
period 2006-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2006-11-09
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ____ to ____Commission File Number: 000-31225

, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)

(615) 744-3700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changes since last report)

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

As of October 31, 2006 there were 15,410,541 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2006

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Pinnacle Financial’s Form 10-K and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville/Davidson/Murfreesboro MSA, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank, to satisfy regulatory requirements for its expansion plans, (vi) the ability to successfully integrate Pinnacle Financial’s operations with the former Cavalry Bancorp, Inc., (vii) the ability of Pinnacle Financial to grow its loan portfolio at historic rates, (viii) the ability of Pinnacle Financial to execute its expansion plans and (ix) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

Item 1. Part I. FINANCIAL INFORMATION

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and noninterest-bearing due from banks	$55,199,117	$25,935,948
Interest-bearing due from banks	6,176,891	839,960
Federal funds sold	51,623,544	31,878,362
Cash and cash equivalents	112,999,552	58,654,270

Securities available-for-sale, at fair value	303,483,224	251,749,094
Securities held-to-maturity (fair value of $26,531,147 and $26,546,297 at September 30, 2006 and December 31, 2005, respectively)	27,275,651	27,331,251
Mortgage loans held-for-sale	8,960,447	4,874,323

Loans	1,405,401,429	648,024,032
Less allowance for loan losses	(15,172,446)	(7,857,774)
Loans, net	1,390,228,983	640,166,258

Premises and equipment, net	36,222,088	12,915,595
Investments in unconsolidated subsidiaries and other entities	11,278,614	6,622,645
Accrued interest receivable	10,455,981	4,870,197
Goodwill	115,064,500	-
Core deposit intangible	11,920,001	-
Other assets	24,363,133	9,588,097
Total assets	$2,052,252,174	$1,016,771,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$306,296,117	$155,811,214
Interest-bearing demand	199,967,210	72,520,757
Savings and money market accounts	481,684,245	304,161,625
Time	597,290,358	277,657,129
Total deposits	1,585,237,930	810,150,725
Securities sold under agreements to repurchase	122,354,264	65,834,232
Federal Home Loan Bank advances	28,739,443	41,500,000
Subordinated debt	51,548,000	30,929,000
Accrued interest payable	4,183,121	1,884,596
Other liabilities	11,130,028	3,036,752
Total liabilities	1,803,192,786	953,335,305
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 15,409,341 issued and outstanding at September 30, 2006 and 8,426,551 issued and outstanding at December 31, 2005	15,409,341	8,426,551
Additional paid-in capital	210,752,785	44,890,912
Unearned compensation	-	(169,689)
Retained earnings	25,455,618	13,182,291
Accumulated other comprehensive loss, net	(2,558,356)	(2,893,640)
Stockholders’ equity	249,059,388	63,436,425
Total liabilities and stockholders’ equity	$2,052,252,174	$1,016,771,730

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$26,771,110	$9,470,954	$64,195,835	$24,427,821
Securities:
Taxable	3,240,878	2,245,019	9,250,455	6,401,537
Tax-exempt	521,240	318,235	1,416,862	758,572
Federal funds sold and other	806,829	344,498	1,591,941	601,468
Total interest income	31,340,057	12,378,706	76,455,093	32,189,398

Interest expense:
Deposits	11,800,394	3,968,648	27,213,738	8,999,838
Securities sold under agreements to repurchase	1,382,418	399,731	2,569,383	803,114
Federal funds purchased and other borrowings	997,899	554,694	3,110,660	1,635,506
Total interest expense	14,180,711	4,923,073	32,893,781	11,438,458
Net interest income	17,159,346	7,455,633	43,561,312	20,750,940
Provision for loan losses	586,589	366,304	2,680,638	1,450,244
Net interest income after provision for loan losses	16,572,757	7,089,329	40,880,674	19,300,696

Noninterest income:
Service charges on deposit accounts	1,357,280	228,994	3,151,664	732,130
Investment sales commissions	644,931	474,354	1,811,428	1,403,231
Insurance sales commissions	549,584	-	1,562,946	-
Gain on loans and loan participations sold, net	490,254	348,577	1,285,609	899,393
Trust fees	311,997	-	675,994	-
Gain on sales of investment securities, net	-	-	-	114,410
Other noninterest income	1,069,811	247,208	2,364,592	743,689
Total noninterest income	4,423,857	1,299,133	10,852,233	3,892,853

Noninterest expense:
Compensation and employee benefits	7,576,011	3,410,436	19,314,365	9,491,712
Equipment and occupancy	2,070,727	1,034,661	5,325,274	2,712,624
Marketing and other business development	351,432	186,430	899,807	479,313
Postage and supplies	487,689	159,782	1,118,308	453,716
Amortization of core deposit intangible	534,957	-	1,248,335	-
Other noninterest expense	1,815,392	729,528	3,999,832	1,927,564
Merger related expense	218,167	-	1,582,734	-
Total noninterest expense	13,054,375	5,520,837	33,488,655	15,064,929
Income before income taxes	7,942,239	2,867,625	18,244,252	8,128,620
Income tax expense	2,595,465	789,382	5,963,112	2,311,455
Net income	$5,346,774	$2,078,243	$12,281,140	$5,817,165

Per share information:
Basic net income per common share	$0.35	$0.25	$0.91	$0.69
Diluted net income per common share	$0.32	$0.22	$0.84	$0.62

Weighted average shares outstanding:
Basic	15,393,735	8,417,980	13,450,282	8,402,916
Diluted	16,655,349	9,495,187	14,649,418	9,455,756

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
For the nine months ended September 30, 2006 and 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee common stock options and related tax benefits	18,619	18,619	124,951	-	-	-	143,570
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	16,366	16,366	403,601	(419,967)	-	-	-
Amortization of unearned compensation associated with restricted shares	-	-	-	128,920	-	-	128,920
Comprehensive loss:
Net income	-	-	-	-	5,817,165	-	5,817,165
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $153,376	-	-	-	-	-	(1,078,951)	(1,078,951)
Total comprehensive income							4,738,214
Balances, September 30, 2005	8,424,217	$8,424,217	$44,904,859	$(328,297)	$10,944,188	$(1,054,088)	$62,890,879

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425
Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	-	-	(169,689)	169,689	-	-	-
Exercise of employee common stock options and related tax benefits	93,435	93,435	964,582	-	-	-	1,058,017
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	22,057	22,057	(22,057)	-	-	-	-
Exercise of director common stock warrants	11,000	11,000	44,000	-	-	-	55,000
Amortization expense for restricted shares	-	-	311,229	-	-	-	311,229
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	-	-	-	-	(7,813)	-	(7,813)
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	-	-	-	171,087,572
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	-	-	(187,609)	-	-	-	(187,609)
Stock based compensation expense	-	-	690,143	-	-	-	690,143
Comprehensive income:
Net income	-	-	-	-	12,281,140	-	12,281,140
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $205,497	-	-	-	-	-	335,284	335,284
Total comprehensive income							12,616,424
Balances, September 30, 2006	15,409,341	$15,409,341	$210,752,785	$-	$25,455,618	$(2,558,356)	$249,059,388

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net income	$12,281,140	$5,817,165
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	591,794	838,169
Depreciation and amortization	3,645,465	1,293,099
Provision for loan losses	2,680,638	1,450,244
Gain on sale of investment securities, net	-	(114,410)
Gains on loans and loan participations sold, net	(1,285,609)	(899,393)
Stock-based compensation expense	1,001,372	128,920
Deferred tax benefit	(1,110,490)	(460,109)
Tax benefit on exercise of stock awards	-	26,200
Excess tax benefit from stock compensation arrangements	(110,244)	-
Mortgage loans held for sale:
Loans originated	(104,455,073)	(74,482,774)
Loans sold	102,030,399	70,543,400
Increase in other assets	(3,580,936)	(3,218,949)
Increase (decrease) in other liabilities	(9,368,829)	1,118,840
Net cash provided by operating activities	2,319,627	2,040,402

Investing activities:
Activities in securities available-for-sale:
Purchases	(38,573,610)	(70,642,913)
Sales	-	6,791,867
Maturities, prepayments and calls	26,320,244	22,642,721
	(12,253,366)	(41,208,325)
Net increase in loans	(207,144,996)	(131,791,769)
Purchases of premises and equipment and software	(3,708,595)	(3,334,110)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc.	37,420,210	-
Purchases of other assets	(1,271,982)	(827,850)
Net cash used in investing activities	(186,958,729)	(177,102,054)

Financing activities:
Net increase in deposits	191,447,162	217,900,717
Net increase in securities sold under agreements to repurchase	56,520,032	35,723,929
Advances from Federal Home Loan Bank:
Issuances	31,000,000	27,000,000
Payments	(61,527,218)	(56,000,000)
Proceeds from the issuance of subordinated debt	20,619,000	20,619,000
Exercise of common stock warrants	55,000	-
Exercise of common stock options	947,773	143,570
Excess tax benefit from stock compensation arrangements	110,244	-
Costs incurred in connection with registration of common stock issued in merger	(187,609)	-
Net cash provided by financing activities	238,984,384	245,387,216
Net increase in cash and cash equivalents	54,345,282	70,325,564
Cash and cash equivalents, beginning of period	58,654,270	26,745,787
Cash and cash equivalents, end of period	$112,999,552	$97,071,351

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

•
PNFP Statutory Trust I, PNFP Statutory Trust II and PNFP Statutory Trust III, wholly-owned subsidiaries of Pinnacle Financial, were created for the exclusive purpose of issuing capital trust preferred securities.

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

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and Collateral Plus, LLC, are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Pinnacle Financial’s annual assessment date will be as of September 30 such that the assessment will be completed during the fourth quarter of each year. Accordingly, should we determine in a future period that the goodwill recorded in connection with our acquisition of Cavalry has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the nine months ended September 30, 2006 and 2005 as follows:

	For the nine months ended September 30,
	2006	2005
Cash Payments:
Interest	$34,444,269	$10,692,618
Income taxes	6,380,000	2,660,133
Noncash Transactions:
Loans charged-off to the allowance for loan losses	627,838	125,449
Loans foreclosed upon with repossessions transferred to other assets	-	34,750
Common stock and options issued to acquire Cavalry Bancorp, Inc.	171,087,572	-

Income Per Common Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options and warrants. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which in 2006 includes consideration of stock-based compensation attributable to future services resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”).

As of September 30, 2006 and 2005, there were common stock options outstanding to purchase up to 1.6 million and 1.2 million common shares, respectively. Most of these options have exercise prices (and in 2006, compensation costs attributable to current services), which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the three and nine month periods ended September 30, 2006 and 2005. There were common stock options of 177,000 and 8,000 outstanding as of September 30, 2006 and 2005, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of September 30, 2006 and 2005, Pinnacle Financial had outstanding warrants to purchase 395,000 and 406,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the three and nine months ended September 30, 2006 and 2005.

The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2006 and 2005:
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Basic earnings per share calculation:
Numerator - Net income	$5,346,774	$2,078,243	$12,281,140	$5,817,165

Denominator - Average common shares outstanding	15,393,735	8,417,980	13,450,282	8,402,916
Basic net income per share	$0.35	$0.25	$0.91	$0.69

Diluted earnings per share calculation:
Numerator - Net income	$5,346,774	$2,078,243	$12,281,140	$5,817,165

Denominator - Average common shares outstanding	15,393,735	8,417,980	13,450,282	8,402,916
Dilutive shares contingently issuable	1,261,614	1,077,207	1,199,136	1,052,840
Average diluted common shares outstanding	16,655,349	9,495,187	14,649,418	9,455,756
Diluted net income per share	$0.32	$0.22	$0.84	$0.62

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation — On January 1, 2006, Pinnacle Financial adopted SFAS No. 123(R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as Pinnacle Financial formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the first nine months of 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 7 for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of income during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 and for the stock-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information for 2005, which is also detailed in Note 7, we accounted for forfeitures as they occurred.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. Pinnacle Financial is currently evaluating the impact of SFAS No. 156 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Pinnacle Financial is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. Pinnacle Financial is currently evaluating the impact of EITF No. 06-4 on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4.” The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the EITF also concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. The effective date is for fiscal years beginning after December 15, 2006. Pinnacle Financial is currently evaluating the impact of EITF No. 06-5 on its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” - SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial is currently evaluating the impact of EITF 06-5 on its consolidated financial statements.

FASB Statement No. 158, “An Amendment to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued September 29, 2006. SFAS No. 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of “delayed” items should be considered in other comprehensive income. The effective date of SFAS No. 158 for public entities is for fiscal years ending after December 15, 2006. Pinnacle Financial does not anticipate that SFAS No. 158 will have a material impact on Pinnacle Financial’s consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Pinnacle Financial’s fiscal year ending December 31, 2006. Pinnacle Financial is currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.

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

In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

Cash and cash equivalents	$37,420,210
Investment securities - available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,102,296	545,598,367
Goodwill	115,064,500
Core deposit intangible	13,168,236
Other assets	47,933,728
Total assets acquired	798,661,219

Deposits	583,640,043
Federal Home Loan Bank advances	17,766,661
Other liabilities	24,977,272
Total liabilities assumed	626,383,976
Total consideration paid for Cavalry	$172,277,243

As discussed more fully below, total consideration is comprised of $171.1 million in Pinnacle Financial common shares issued to former Cavalry shareholders and options issued to former Cavalry option holders and $1.2 million in acquisition costs. Pinnacle Financial is in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of September 30, 2006.

As noted above, total consideration for Cavalry approximates $172.3 million of which $171.1 million was in the form of Pinnacle Financial common shares and options to acquire Pinnacle Financial common shares and $1.2 million in investment banking fees, attorney’s fees and other costs related to the acquisition which have been accounted for as a component of the purchase price. Pinnacle Financial issued 6,856,298 shares of Pinnacle Financial common stock to the former Cavalry shareholders. In accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the consideration shares were valued at $24.53 per common share which represents the average closing price of Pinnacle Financial common stock from the two days prior to the merger announcement on September 30, 2005 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, Pinnacle Financial also has assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which Pinnacle is obligated to issue 195,551 shares of Pinnacle Financial common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, Pinnacle Financial has considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three and nine months ended September 30, 2006, approximately $535,000 and $1,248,000, respectively, was recognized in the accompanying statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next five years with lesser amounts for the remaining two years.

Pinnacle Financial also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.6 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. Pinnacle Financial also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the three and nine months ended September 30, 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $950,000 and $2.38 million, respectively. Based on the estimated useful lives of the acquired loans and deposits, Pinnacle Financial expects to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $850,000 for the remainder of fiscal year 2006 and $4.1 million in subsequent years.

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

	Nine Months Ended September 30,
	2006	2005(1)
Pro Forma Income Statements:
Net interest income	$48,512	$40,674
Provision for loan losses	3,662	1,661
Noninterest income	13,249	13,051
Noninterest expense (2):
Compensation	22,095	19,158
Other noninterest expense	15,094	13,984
Net income before taxes	20,910	18,922
Income tax expense	7,809	6,092
Net income	$13,101	$12,830

Pro Forma Per Share Information:
Basic net income per common share	$0.86	$0.84
Diluted net income per common share	$0.79	$0.78

Weighted average shares outstanding:
Basic	15,308,766	15,259,603
Diluted	16,507,901	16,417,195

(1)
In the first quarter of 2005, Cavalry recorded a tax benefit of $427,000 due to a cash distribution of dividends to the participants in their employee stock ownership plan. Excluding this benefit would have lowered pro forma net income for the nine months ended September 30, 2005 by $427,000 resulting in pro forma net income of $12,404,000 or $0.81 per basic share and $0.76 per fully-diluted share.

(2)
In preparation and as a result of the merger during 2006, Cavalry and Pinnacle Financial incurred significant merger related charges of approximately $11.6 million in the aggregate primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased pro forma net income for the nine months ended September 30, 2006 by $7.05 million resulting in net income of $6,051,000 and a basic and fully diluted pro forma net income per share of $0.40 and $0.37, respectively.

During the three and nine months ended September 30, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $218,000 and $1,583,000, respectively. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	32,071,059	10,369	515,196	31,566,232
Mortgage-backed securities	222,272,968	326,785	3,610,267	218,989,486
State and municipal securities	51,166,848	77,279	534,778	50,709,349
Corporate notes and other	2,289,519	-	71,362	2,218,157
	$307,800,394	$414,433	$4,731,603	$303,483,224
Securities held-to-maturity:
U.S. government agency securities	$17,747,119	$-	$416,594	$17,330,525
State and municipal securities	9,528,532	-	327,910	9,200,622
	$27,275,651	$-	$744,504	$26,531,147

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	31,054,469	-	534,899	30,519,570
Mortgage-backed securities	190,708,007	44,378	3,866,210	186,886,175
State and municipal securities	32,583,283	19,044	464,984	32,137,343
Corporate notes	2,300,442	-	94,436	2,206,006
	$256,646,201	$63,422	$4,960,529	$251,749,094
Securities held-to-maturity:
U.S. government agency securities	$17,746,883	$-	$441,208	$17,305,675
State and municipal securities	9,584,368	-	343,746	9,240,622
	$27,331,251	$-	$784,954	$26,546,297

On March 31, 2004, Pinnacle National transferred approximately $27,656,000 of available-for-sale securities to held-to-maturity at fair value. The transfer consisted of substantially all of Pinnacle National’s holdings of Tennessee municipal securities and several of its longer-term agency securities. The net unrealized gain on such securities as of the date of transfer was approximately $325,000. This amount is reflected in the accumulated other comprehensive income, net of tax, and is being amortized over the remaining lives of the respective held-to-maturity securities. At September 30, 2006, the unamortized amount approximated $191,000.

Pinnacle Financial realized approximately $114,000 in gains from the sale of $6,792,000 of available-for-sale securities during the nine months ended September 30, 2005. There were no sales of securities during the three months ended September 30, 2005 or during the three and nine months ended September 30, 2006.

At September 30, 2006, approximately $306,331,000 of Pinnacle Financial’s securities were pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2006 and December 31, 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments With an Unrealized Loss of Less than 12 months		Investments With an Unrealized Loss of 12 months or longer		Total Investments With an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2006:

U.S. government agency securities	$7,761,607	$49,142	$40,125,251	$882,647	$47,886,858	$931,789
Mortgage-backed securities	48,077,830	447,709	129,662,420	3,162,559	177,740,250	3,610,268
State and municipal securities	22,638,865	209,771	24,237,720	652,917	46,876,585	862,688
Corporate notes	-	-	2,218,157	71,362	2,218,157	71,362
Total temporarily-impaired securities	$78,478,302	$706,622	$196,243,548	$4,769,485	$274,721,850	$5,476,107

At December 31, 2005:

U.S. government agency securities	$28,605,270	$463,534	$19,219,975	$512,573	$47,825,245	$976,107
Mortgage-backed securities	110,636,351	1,586,394	69,512,865	2,279,816	180,149,216	3,866,210
State and municipal securities	22,692,062	341,869	14,074,344	466,861	36,766,406	808,730
Corporate notes	-	-	2,206,006	94,436	2,206,006	94,436
Total temporarily-impaired securities	$161,933,683	$2,391,797	$105,013,190	$3,353,686	$266,946,873	$5,745,483

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

Note 4. Loans and Allowance for Loan Losses

The composition of loans at September 30, 2006 and December 31, 2005 is summarized as follows:

	At September 30,	At December 31,
	2006	2005

Commercial real estate - Mortgage	$265,173,969	$148,102,053
Commercial real estate - Construction	152,627,475	30,295,106
Commercial - Other	554,617,009	239,128,969
Total Commercial	972,418,453	417,526,128
Consumer real estate - Mortgage	292,206,262	169,952,860
Consumer real estate - Construction	87,890,024	37,371,834
Consumer - Other	52,886,690	23,173,210
Total Consumer	432,982,976	230,497,904
Total Loans	1,405,401,429	648,024,032
Allowance for loan losses	(15,172,446)	(7,857,774)
Loans, net	$1,390,228,983	$640,166,258

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the allowance for loan losses for the nine months ended September 30, 2006 and for the year ended December 31, 2005 are as follows:

	2006	2005

Balance at beginning of period	$7,857,774	$5,650,014
Charged-off loans	(627,838)	(207,647)
Recovery of previously charged-off loans	159,576	263,441
Allowance from Cavalry acquisition (see note 2)	5,102,296	-
Provision for loan losses	2,680,638	2,151,966
Balance at end of period	$15,172,446	$7,857,774

At September 30, 2006 and 2005, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $3,477,000 and $61,000 at September 30, 2006 and 2005, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $202,000 and $32,000 for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $18,392,000 to certain directors, executive officers, and their related entities, of which approximately $11,778,000 had been drawn upon. At December 31, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $13,223,000 to certain directors, executive officers, and their related entities, of which $6,958,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

During the three and nine months ended September 30, 2006 and 2005, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a net gain on the sale of these participated loans for the three months ended September 30, 2006 of approximately $102,000 and a net loss of $26,000 for the three months ended September 30, 2005, and, for the nine months ended September 30, 2006 and 2005, Pinnacle Financial reflected a net gain on the sale of participated loans of $224,000 and $111,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent banks based on their participation in the loan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Income Taxes

Income tax expense attributable to income from continuing operations for the three and nine months ended September 30, 2006 and 2005 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current tax expense:
Federal	$2,404,721	$742,824	$6,644,857	$2,678,092
State	118,652	822	428,745	93,472
Total current tax expense	2,523,373	743,646	7,073,602	2,771,564
Deferred tax benefit:
Federal	57,292	37,534	(949,171)	(382,960)
State	14,800	8,201	(161,319)	(77,149)
Total deferred tax expense (benefit)	72,092	45,736	(1,110,490)	(460,109)
	$2,595,465	$789,382	$5,963,112	$2,311,455

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% in 2006 and 34% in 2005 to income before income taxes. A reconciliation of the differences for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Income taxes at statutory rate	$2,779,782	$974,994	$6,385,488	$2,763,731
State tax expense, net of federal tax effect	86,743	(12,622)	173,827	10,773
Federal tax credits	(75,000)	(75,000)	(225,000)	(225,000)
Tax-exempt securities	(155,154)	(116,739)	(425,766)	(232,716)
Other items	(40,906)	18,749	54,563	(5,333)
Income tax expense	$2,595,465	$789,382	$5,963,112	$2,311,455

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Deferred tax assets:
Loans and loan loss allowance	$7,808,264	$3,019,094
Securities	1,568,024	1,773,521
Merger related deferred deductions	1,447,810	-
Accrued liability for salaried executive retirement plan	1,486,314	-
Other deferred tax assets	192,024	174,816
	12,502,436	4,967,431
Deferred tax liabilities:
Depreciation and amortization	1,805,264	417,207
Deposits	4,051,911	-
FHLB dividends	724,633	-
Other deferred tax liabilities	499,272	139,602
	7,081,080	556,809
Net deferred tax assets	$5,421,356	$4,410,622

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions; thus, their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at September 30, 2006 is as follows:

Commitments to extend credit	$502,295,000
Standby letters of credit	$56,439,000

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2006, the fair value of Pinnacle Financial’s standby letters of credit was $163,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2006 will not have a material effect on Pinnacle Financial’s consolidated financial statements.

Note 7. Stock Option Plan and Restricted Shares

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same conversion ratio. All other terms of the Cavalry options were unchanged. There were 195,551 Pinnacle shares which could be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.

As of September 30, 2006, of the 1,649,000 stock options outstanding, 1,341,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 308,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. All stock options under the plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.

A summary of the activity within the three equity incentive plans during the nine months ended September 30, 2006 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2005	1,242,393	$9.78
Additional stock option grants resulting from assumption of the Cavalry Plan	195,551	10.80
Granted	310,569	28.24
Exercised	(93,435)	10.15
Forfeited	(5,832)	12.65
Outstanding at September 30, 2006	1,649,246	$13.31	6.53	$37,123
Outstanding and expected to vest at September 30, 2006	1,623,405	$13.16	6.50	$36,749
Options exercisable at September 30, 2006	954,346	$7.39	5.17	$27,117

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $35.80 per common share for the 1.65 million options that were in-the-money at September 30, 2006.

During the nine months ended September 30, 2006, 149,491 option awards vested at an average exercise price of $12.35 and an intrinsic value of approximately $5.35 million.

During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our equity incentive plans was $1,553,000 and $314,000, respectively, determined as of the date of option exercise. As of September 30, 2006, there was approximately $4.15 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.42 years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective transition method on January 1, 2006. Accordingly, during the nine month period ended September 30, 2006, we recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine month period ended September 30, 2006 has been reduced for estimated forfeitures. The impact on our results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the nine month period ended September 30, 2006 was as follows:

	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Totals

Stock-based compensation expense	$437,911	$252,232	$690,143
Deferred income tax benefit	-	98,951	98,951
Impact of stock-based compensation expense after deferred income tax benefit	$437,911	$153,281	$591,192
Impact on earnings per share:
Basic - 13,450,282 weighted average shares outstanding	$0.033	$0.011	$0.044
Fully diluted - 14,649,418 weighted average shares outstanding	$0.030	$0.010	$0.040

For purposes of these calculations, the fair value of options granted for each of the nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes option pricing model and the following assumptions:

	For the nine months ended September 30,
	2006	2005

Risk free interest rate	4.66%	2.89%
Expected life of options	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%
Expected volatility	23.5%	23.9%
Weighted average fair value	$10.29	$7.43

Pinnacle Financial’s computation of expected volatility is based on weekly historical volatility since September of 2002. Pinnacle Financial used the simplified method in determining the estimated life of stock option issuances. The risk free interest rate of the award is based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the stock option issuances in effect at the time of grant.

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards, such as stock appreciation rights. There were no market-based awards or stock appreciation rights outstanding as of September 30, 2006. During 2005 and 2004, Pinnacle Financial awarded 16,366 shares and 3,846 shares, respectively, of restricted common stock to certain executives of Pinnacle Financial. The fair value of these awards as of the date of grant was $24.98 and $22.62 per share, respectively. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period, excluding the impact of merger related expense in 2006. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each traunche is amortized separately. Earnings and soundness targets for the 2005 and 2004 fiscal years were achieved and the restrictions related to 6,734 shares and 1,282 shares, respectively, were released.

For the nine months ended September 30, 2006 and 2005, Pinnacle Financial recognized approximately $130,000 and $129,000, respectively, in compensation costs attributable to these awards. Accumulated compensation costs since the date these shares were awarded have amounted to approximately $460,000 through September 30, 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended September 30, 2006, Pinnacle Financial awarded 18,057 restricted shares to certain executives of Pinnacle Financial. The fair value of these awards as of the date of grant was $34.96. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period, excluding the impact of merger related expense in 2006. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a vesting schedule such that all traunches are amortized separately. For the three months ended September 30, 2006, Pinnacle Financial recognized approximately $105,000 in compensation costs attributable to these awards.

During the first and second quarters of 2006, the Board of Directors of Pinnacle Financial awarded 4,400 shares of restricted common stock to the outside members of the board in accordance with their 2006 board compensation package. Each board member received an award of 400 shares. The restrictions on these shares will lapse on the one year anniversary date of the award provided the individual board member meets attendance goals for the various board and board committee meetings to which such member is scheduled to attend during the fiscal year ending December 31, 2006. During the third quarter, one outside board member resigned his board seat and forfeited his restricted share award. The weighted average fair value of all restricted share awards granted to our directors as of the date of grant was $26.05 per share. For the nine months ended September 30, 2006, Pinnacle Financial recognized approximately $76,000, in compensation costs attributable to these awards. Pinnacle Financial anticipates that should the remaining restrictions on these shares lapse, Pinnacle Financial will incur an additional $29,000 in compensation costs.

A summary of activity for restricted share awards for the nine months ended September 30, 2006 follows:

	Executive Management Awards			Board of Director Awards
(number of share awards)	Vested	Unvested	Totals	Vested	Unvested	Totals

Balances at Dec. 31, 2005	8,014	12,198	20,212	-	-	-
Granted	-	18,057	18,057	-	4,400	4,400
Forfeited	-	-	-	-	(400)	(400)
Vested	-	-	-	-	-	-
Balances at September 30, 2006	8,014	30,255	38,269	-	4,000	4,000

Prior to January 1, 2006, Pinnacle Financial applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost had been recognized for such periods. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123(R), Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three and nine months ended September 30, 2005:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net income, as reported	$2,078,243	$5,817,165
Add: Compensation expense recognized in the accompanying consolidated statement of income, net of related tax effects	69,235	78,351
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(212,547)	(564,912)
Pro forma net income	$1,934,931	$5,330,604

Per share information:
Basic net income As reported	$0.25	$0.69
Pro forma	0.23	0.63

Diluted net income As reported	$0.22	$0.62
Pro forma	0.20	0.56

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2006 and December 31, 2005, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2006

Total capital to risk weighted assets:
Pinnacle Financial	$194,427	12.0%	$130,154	8.0%	not applicable
Pinnacle National	$165,699	10.2%	$130,002	8.0%	$161,966	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$172,339	10.6%	$65,077	4.0%	not applicable
Pinnacle National	$150,517	9.3%	$65,001	4.0%	$97,179	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$172,339	9.2%	$74,597	4.0%	not applicable
Pinnacle National	$150,517	8.1%	$74,569	4.0%	$93,211	5.0%

At December 31, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$105,101	12.6%	$66,521	8.0%	not applicable
Pinnacle National	$90,215	10.9%	$66,334	8.0%	$82,917	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$97,243	11.7%	$33,261	4.0%	not applicable
Pinnacle National	$82,357	9.9%	$33,167	4.0%	$49,751	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$97,243	9.9%	$39,444	4.0%	not applicable
Pinnacle National	$82,357	8.4%	$39,444	4.0%	$49,305	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Business Segment Information

Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations. Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller and Loughry. Miller and Loughry is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products. The following tables present financial information for each reportable segment as of and for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Commercial Banking	Trust and Investment Services	Mortgage Origination	Insurance Services	Total Company
For the three months ended September 30, 2006:
Net interest income	$17,159	$-	$-	$-	$17,159
Provision for loan losses	587	-	-	-	587
Noninterest income	2,451	838	446	689	4,424
Noninterest expense	11,717	663	243	431	13,054
Income tax expense	2,361	68	79	87	2,595
Net income	$4,945	$107	$124	$171	$5,347

For the three months ended September 30, 2005:
Net interest income	$7,456	$-	$-	$-	$7,456
Provision for loan losses	366	-	-	-	366
Noninterest income	347	413	539	-	1,299
Noninterest expense	4,911	303	307	-	5,521
Income tax expense	656	43	91	-	790
Net income	$1,870	$67	$141	$-	$2,078

For the nine months ended September 30, 2006:
Net interest income	$43,561	$-	$-	$-	$43,561
Provision for loan losses	2,681	-	-	-	2,681
Noninterest income	5,874	2,208	1,187	1,583	10,852
Noninterest expense	30,209	1,603	725	951	33,488
Income tax expense	5,298	237	181	247	5,963
Net income	$11,247	$368	$281	$385	$12,281

For the nine months ended September 30, 2005:
Net interest income	$20,751	$-	$-	$-	$20,751
Provision for loan losses	1,450	-	-	-	1,450
Noninterest income	1,354	1,187	1,352	-	3,893
Noninterest expense	13,229	885	951	-	15,065
Income tax expense	2,037	118	157	-	2,312
Net income	$5,389	$184	$284	$-	$5,817

As of September 30, 2006:
End of period assets	$2,048,033	$-	$-	$4,219	$2,052,252
As of September 30, 2005:
End of period assets	$978,539	$-	$-	$-	$978,539

Note 10. Investments in Affiliated Companies

On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; and on September 7, 2006 we established PNFP Statutory Trust III (“Trust I”; “Trust II”; “Trust III” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000 and $619,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II and $20,000,000 for Trust III and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures. Pinnacle Financial’s aggregate $1,548,000 investment in the Trusts is included in investments in unconsolidated subsidiaries and other entities in the accompanying consolidated balance sheets and the $51,548,000 obligation of Pinnacle Financial is reflected as subordinated debt.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.19% at September 30, 2006) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.02% at September 30, 2006) which is set each quarter and mature on September 30, 2036.

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

The Subordinated Debentures are unsecured, bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities and mature on the same dates as those noted above for the Trust Preferred Securities.  Interest is payable quarterly.  Pinnacle Financial may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity.  During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and Pinnacle Financial’s ability to pay dividends on our common shares will be restricted.

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II and September 30, 2011 for Trust III.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations.  Debt issuance costs associated with Trust I of $120,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II or Trust III.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Combined summary financial information for the Trusts follows (dollars in thousands):

Combined Summary Balance Sheets
	September 30, 2006	December 31, 2005
Asset - Investment in subordinated debentures issued by Pinnacle Financial	$51,548	$30,929

Liabilities	$-	$-

Stockholder’s equity - Trust preferred securities	50,000	30,000
Common securities (100% owned by Pinnacle Financial)	1,548	929
Total stockholder’s equity	51,548	30,929
Total liabilities and stockholder’s equity	$51,548	$30,929

Combined Summary Income Statement
	Nine months ended September 30,
	2006	2005
Income - Interest income from subordinated debentures issued by Pinnacle Financial	$1,617	$506
Net Income	$1,617	$506

Combined Summary Statement of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Beginning balances, December 31, 2005	$30,000	$929	$-	$30,929
Net income	-	-	1,617	1,617
Issuance of trust preferred securities	20,000	619	-	20,619
Dividends:
Trust preferred securities	-	-	(1,580)	(1,580)
Common paid to Pinnacle Financial	-	-	(37)	(37)
Ending balances, September 30, 2006	$50,000	$1,548	$-	$51,548

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2006 and December 31, 2005 and our results of operations for the three and nine months ended September 30, 2006 and 2005. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Our rapid growth from inception through the third quarter of 2006 has had a material impact on our financial condition and results of operations. This rapid growth resulted in fully diluted net income per common share for the three months ended September 30, 2006 and 2005 of $0.32 and $0.22, respectively. At September 30, 2006, loans totaled $1.41 billion, as compared to $648 million at December 31, 2005, while total deposits increased to $1.59 billion at September 30, 2006 compared to $810 million at December 31, 2005.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), we recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

Cash and cash equivalents	$37,420,210
Investment securities - available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,102,296	545,598,367
Goodwill	115,064,500
Core deposit intangible	13,168,236
Other assets	47,933,728
Total assets acquired	798,661,219

Deposits	583,640,043
Federal Home Loan Bank advances	17,766,661
Other liabilities	24,977,272
Total liabilities assumed	626,383,976
Total consideration paid for Cavalry	$172,277,243

We are in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of September 30, 2006.

As noted above, total consideration for Cavalry approximates $172.3 million of which $171.1 million was in the form of our common shares and options to acquire our common shares and $1.2 million in investment banking fees, attorney’s fees and other charges related to the purchase of Cavalry. We issued 6,856,298 shares of our common stock to the former Cavalry shareholders. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the shares were valued at $24.53 per common share which represents the average closing price of our common stock from the two days prior to the merger announcement on September 30, 2005 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, we also have assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which we were obligated to issue 195,551 shares of our common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, we considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price.

In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three and nine months ended September 30, 2006, approximately $535,000 and $1,248,000, respectively, was recognized in the statement of income. Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next five years with lesser amounts for the remaining two years.

We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.6 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. We have also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the three and nine months ended September 30, 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $950,000 and $2.38 million, respectively. Based on the estimated useful lives of the acquired loans and deposits, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $850,000 for the remainder of fiscal year 2006 and $4.1 million in subsequent years.

We also incurred approximately $218,000 and $1,583,000 in merger related expenses during the three and nine months ended September 30, 2006, respectively, directly related to the Cavalry merger. These charges were for our integration of Cavalry and accelerated depreciation and amortization related to software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.

Results of Operations. Our net interest income increased to $17.2 million for the third quarter of 2006 compared to $7.5 million for the third quarter of 2005. Our net interest income increased to $43.6 million for the first nine months of 2006 compared to $20.8 million for the same period in 2005. The net interest margin (the ratio of net interest income to average earning assets) for the period was 3.95% for the third quarter of 2006 compared to 3.48% for the same period in 2005. The net interest margin was 3.97% for the first nine months of 2006 compared to 3.60% for the same period in 2005.

Our provision for loan losses was $587,000 for the third quarter of 2006 compared to $366,000 for the same period in 2005 and $2,681,000 for the first nine months of 2006 compared to $1,450,000 for the same period in 2005. The provision for loan losses increased due to increases in loan volumes and charge-offs in 2006 compared to 2005.

Noninterest income for the third quarter of 2006 compared to the same time period in 2005 increased by $3,125,000, or 241%. For the first nine months of 2006, noninterest income was $6,959,000 greater than the first nine months of 2005. These increases are largely attributable to the fee businesses associated with the Cavalry acquisition, particularly with regard to service charges on deposit accounts, insurance sales commissions and trust fees.

Our continued growth in 2006 resulted in increased noninterest expense compared to 2005 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 156.5 at December 31, 2005 to 395.5 at September 30, 2006. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2006 which will cause our compensation and employee benefit expense to increase in future periods. Additionally, our branch expansion efforts during the last few years also increased noninterest expense. The increased operational expenses for the recently opened branches and the additional planned branch in the Donelson area of Davidson County expected to open in early 2007 will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.5% for the third quarter of 2006 compared to 63.1% for the same period of 2005 and 61.5% for the first nine months of 2006 compared to 61.1% for the first nine months of 2005. These calculations include the impact of approximately $218,000 and $1,583,000 in merger related charges for the three and nine months ended September 30, 2006, respectively.

The effective income tax expense rate for the three and nine months ended September 30, 2006 was approximately 32.7% compared to an effective income tax expense rate for the three and nine months ended September 30, 2005 of approximately 27.5% and 28.4%, respectively. The increase in the effective tax rate between 2006 and 2005 was due to the additional earnings being taxed at a higher rate as the various tax savings initiatives (e.g.., municipal bond income) had a lesser impact in 2006 when compared to 2005 and the impact of our incentive stock options and their treatment pursuant to the adoption of SFAS No. 123(R) also contributed to the increase in our effective rate.

Net income for the third quarter of 2006 was $5.4 million compared to $2.1 million for the third quarter of 2005, an increase of 157%. Net income for the first nine months of 2006 was $12.3 million compared to $5.8 million for the same period in 2005, an increase of 111%. Fully-diluted net income per common share was $0.32 for the third quarter of 2006 compared to $0.22 for the third quarter of 2005, an increase of 45%. Fully-diluted net income per common share was $0.84 for the first nine months of 2006 compared to $0.62 for the same period in 2005, an increase of 35%.

Excluding the impact of merger related charges at the statutory tax rate of 39.23%, net income for the third quarter of 2006 was $5.5 million compared to $2.1 million for the third quarter of 2005, an increase of 164%. Additionally, excluding the after tax impact of merger related charges, net income for the first nine months of 2006 was $13.2 million compared to $5.8 million for the same period in 2005, an increase of 128%. As a result, as adjusted diluted net income per common share was $0.33 for the third quarter of 2006 compared to $0.22 for the third quarter of 2005, an increase of 50%. As adjusted diluted net income per common share was $0.90 for the first nine months of 2006 compared to $0.62 for the same period in 2005, an increase of 45%. For a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure, see “Reconciliation of Non-GAAP financial measures” on page 31.

Financial Condition. Loans increased $757 million during the first nine months of 2006 of which $551 million was attributable to the Cavalry acquisition. Thus, the net increase in our loan portfolio attributable to organic growth was $207 million. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.

We have successfully grown our total deposits to $1.59 billion at September 30, 2006 compared to $810 million at December 31, 2005, an increase of $775 million of which $584 million was attributable to the Cavalry acquisition. As a result, we increased our deposits by $191 million, excluding the Cavalry acquisition. This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2006 compared to 2005. We typically adjust our loan yields at a faster rate than we adjust our deposit rates. As such, unless competitive pressures dictate, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets.

We continue to believe there is broad acceptance of our business model within the Nashville/Davidson/Murfreesboro MSA and in our target markets of small businesses and affluent clients.

Capital and Liquidity. At September 30, 2006, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at September 30, 2006, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.

In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings). This additional capital was required to support our growth. As of September 30, 2006, we believe we have sufficient capital to support our current growth plans. However, expansion by acquisition of other banks or by branching into a new geographic market could result in issuance of additional capital, including additional common shares.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, the adoption of SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) and the accounting for the Cavalry merger have been critical to the determination of our financial position and results of operations.

Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

Larger balance commercial and commercial real estate loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment loss is recognized if the present value of expected future cash flows from the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net deferred loan fees or costs and unamortized premium or discount, and does not reflect any direct write-down of the investment). The impairment loss is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral. Income is recognized on impaired loans on a cash basis.

The level of allowance maintained is believed by management to be adequate to absorb losses inherent in the portfolio. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

In assessing the adequacy of the consolidated allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into four segments: commercial, commercial real estate, consumer and consumer real estate. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.

The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings, selected national benchmarks for expected loan losses and historical loss data for various peer bank groups. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate is based on management’s experience with similarly graded loans, discussions with banking regulators and our internal loan review processes. We then weight the allocation methodologies for the commercial and commercial real estate portfolios and determine a weighted average allocation for these portfolios.

The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating losses inherent in that particular category of consumer and consumer real estate loans. The estimated loan loss allocation rate for each category is based on management’s experience. Additionally, consumer and consumer real estate loans are analyzed based on our actual loss rates and loss rates of various peer bank groups. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous. We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all four loan portfolio segments is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date and include trends in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the four loan segments and the allowance allocation as determined by the processes noted above for each segment is increased or decreased based on the incremental assessment of these various “environmental” factors.

We then test the resulting allowance balance by comparing the balance in the allowance to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews the assessment prior to the filing of quarterly and annual financial information.

For periods before the three months ended September 30, 2006, we assessed the allowance in two separate processes using methodologies for both the Pinnacle portfolios as it existed prior to the merger with Cavalry (the “Nashville market”) and the Rutherford County portfolio. Our methodology for the first two quarters of 2006 was consistent with the past methodologies of Pinnacle Financial and Cavalry on a stand-alone basis. In view of the acquisition, we evaluated the respective assessment methodologies and made certain changes as noted above and implemented such changes during the third quarter of 2006. The revised assessment methodology did not significantly impact our recorded allowance for loan losses.

Share Based Payments - On January 1, 2006, we adopted SFAS No. 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No.123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense.

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

Accounting for the Cavalry Acquisition - We recorded the assets and liabilities of Cavalry as of March 15, 2006 at estimated fair value. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of Cavalry. We also engaged a real estate appraisal firm to value the more significant properties that were acquired by us in the acquisition. As a result, we consider the values we have assigned to the acquired assets and liabilities of Cavalry to be reasonable and consistent with the application of generally accepted accounting principles. However, we are still in the process of obtaining and evaluating certain other information. Accordingly, we may have to reassess our purchase price allocations. We believe that we will conclude the allocation of the purchase price to the acquired net assets prior to the end of 2006.

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

Results of Operations

Our results for the three and nine months ended September 30, 2006 and 2005 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2006-2005	Nine months ended		2006-2005
	September 30, 2006		Percent	September 30, 2006		Percent
	2006	2005	Increase	2006	2005	Increase

Interest income	$31,340	$12,378	153.2%	$76,455	$32,189	137.5%
Interest expense	14,181	4,923	188.1%	32,894	11,438	187.6%
Net interest income	17,159	7,455	130.2%	43,561	20,751	109.9%
Provision for loan losses	587	366	60.4%	2,680	1,450	84.8%
Net interest income after provision for loan losses	16,572	7,089	133.8%	40,881	19,301	111.8%
Noninterest income	4,424	1,299	240.6%	10,852	3,893	178.8%
Noninterest expense:
Merger related expense	218	-	-	1,583	-	-
Other noninterest expense	12,836	5,521	132.5%	31,906	15,065	111.8%
Net income before income taxes	7,942	2,867	177.0%	18,244	8,129	124.4%
Income tax expense	2,595	789	228.9%	5,963	2,312	157.9%
Net income	$5,347	$2,078	157.3%	$12,281	$5,817	111.1%

Our results for the three and nine months ended September 30, 2006 included merger related expense. Excluding merger related expense from our net income resulted in diluted net income per common share for the three and nine months ended September 30, 2006 of $0.33 and $0.90, respectively. A comparison of these amounts to the same periods in 2005 and a reconciliation of this non-GAAP financial measure follow:

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	2006	2005	2006	2005
Reconciliation of Non-GAAP financial measures :
Net income	$5,347	$2,078	$12,281	$5,817
Merger related expense net of tax of $86 and $621 for the three and nine months ended September 30, 2006, respectively	132	-	962	-
Net income excluding merger related expense	$5,479	$2,078	$13,243	$5,817

Diluted net income per common share	$0.32	$0.22	$0.84	$0.62
Diluted net income per common share, excluding merger related expense	$0.33	$0.22	$0.90	$0.62

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

Pinnacle Financial believes that these non-GAAP financial measures excluding the impact of merger related expenses facilitate making period-to-period comparisons and are meaningful indications of its operating performance. Pinnacle Financial included non-GAAP net income and non-GAAP diluted EPS because it believes that these measures more clearly reflect our operating performance for the 2006 third quarter and nine months ended September 30, 2006 when compared to the same periods in 2005 and because we believe that the information provides investors with additional information to evaluate our past financial results and ongoing operational performance.

Pinnacle Financial’s management utilizes this non-GAAP financial information to compare our operating performance versus the comparable periods in 2005 and will utilize non-GAAP diluted earnings per share for the 2006 fiscal year (excluding the merger related expenses) in calculating whether or not we met the performance targets of our 2006 Annual Cash Incentive Plan and our earnings per share targets in our restricted stock award agreements.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended September 30, 2006 and 2005, we recorded net interest income of $17,159,000 and $7,455,000, respectively, which resulted in a net interest margin of 3.95% and 3.48%. For the nine months ended September 30, 2006, and 2005, we recorded net interest income of $43,561,000 and $20,751,000 which resulted in a net interest margin of 3.97% and 3.60%, respectively.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended			Three months ended
(dollars in thousands)	September 30, 2006			September 30, 2005
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,375,036	$26,771	7.72%	$587,902	$9,471	6.40%
Securities:
Taxable	260,688	3,241	4.93%	205,213	2,245	4.34%
Tax-exempt (1)	56,644	521	4.81%	35,312	318	4.72%
Federal funds sold	51,075	685	5.32%	34,204	282	3.27%
Other	8,116	122	7.16%	4,075	62	7.02%
Total interest-earning assets	1,751,559	$31,340	7.14%	866,706	$12,378	5.73%
Nonearning assets	235,677			48,095
Total assets	$1,987,236			$914,801

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$181,752	$1,202	2.62%	$64,369	$242	1.49%
Savings and money market	473,883	3,809	3.19%	266,327	1,408	2.10%
Certificates of deposit	598,220	6,789	4.50%	274,303	2,319	3.35%
Total deposits	1,253,855	11,800	3.73%	604,999	3,969	2.60%
Securities sold under agreements to repurchase	122,292	1,383	4.49%	63,337	400	2.50%
Federal funds purchased	-	-	0.00%	-	-	0.00%
Federal Home Loan Bank advances	33,299	383	4.57%	41,456	336	3.22%
Subordinated debt	36,084	615	6.75%	13,896	218	6.22%
Total interest-bearing liabilities	1,445,530	14,181	3.89%	723,688	4,923	2.72%
Noninterest-bearing deposits	281,812	-	-	125,447	-	-
Total deposits and interest-bearing liabilities	1,727,342	$14,181	3.26%	849,135	$4,923	2.30%
Other liabilities	14,914			3,328
Stockholders' equity	244,980			62,338
	$1,987,236			$914,801
Net interest income		$17,159			$7,455
Net interest spread (2)			3.25%			3.01%
Net interest margin (3)			3.95%			3.48%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

	Nine months ended			Nine months ended
(dollars in thousands)	September 30, 2006			September 30, 2005
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,154,828	$64,196	7.43%	$537,842	$24,428	6.08%
Securities:
Taxable	250,373	9,250	4.94%	194,993	6,401	4.39%
Tax-exempt (1)	50,481	1,417	4.95%	28,657	758	4.67%
Federal funds sold	30,103	1,225	5.44%	19,311	436	3.02%
Other	7,017	367	7.95%	3,694	166	6.92%
Total interest-earning assets	1,492,802	$76,455	6.89%	784,497	$32,189	5.53%
Nonearning assets	180,522			46,846
Total assets	$1,673,324			$831,343

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$158,643	$2,532	2.13%	$59,919	$403	0.90%
Savings and money market	417,610	9,384	3.00%	235,697	3,012	1.71%
Certificates of deposit	486,642	15,297	4.20%	247,773	5,585	3.01%
Total deposits	1,062,895	27,213	3.42%	543,389	9,000	2.21%
Securities sold under agreements to repurchase	83,364	2,569	4.12%	50,456	803	2.13%
Federal funds purchased	41,351	52	5.11%	1,796	45	3.31%
Federal Home Loan Bank advances	32,647	1,443	4.66%	48,880	1,084	2.97%
Subordinated debt	1,358	1,617	6.62%	11,506	506	5.89%
Total interest-bearing liabilities	1,221,615	32,894	3.60%	656,027	11,438	2.33%
Noninterest-bearing deposits	248,448	-	-	112,771	-	-
Total deposits and interest-bearing liabilities	1,470,063	$32,894	2.99%	768,798	$11,438	1.99%
Other liabilities	11,623			2,436
Stockholders' equity	191,638			60,109
	$1,673,324			$831,343
Net interest income		$43,561			$20,751
Net interest spread (2)			3.29%			3.20%
Net interest margin (3)			3.97%			3.60%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and nine months ended September 30, 2006 was 3.95% and 3.97%, respectively, compared to a net interest margin of 3.48% and 3.60% for the same periods in 2005. The increase in our net interest margin was significant between 2006 and 2005 and was largely due to the addition of the net assets of Cavalry. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Our loan yields increased by 135 basis points for the first nine months of 2006 when compared to the first nine months of 2005. The pricing of a large portion of our loan portfolio is tied to our prime rate which increased throughout 2005 and through September 30, 2006 consistent with the announced increases in the Federal funds target rate by the Open Market Committee of the Federal Reserve System. During the period from January 1, 2005 through September 30, 2006, the Open Market Committee increased the Federal funds target rate from 2.25% to 5.25%.

•
We have been able to grow our funding base significantly. For asset/liability management, we continue to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio. Average loan balances for the first nine months of 2006 approximated 77% of total interest-earning assets compared to 69% for the same period in 2005. Loans generally have higher yields than do securities and other shorter-term investments.

•
Impacting our net interest margin at any point in time will be the level of fixed rate assets and liabilities. In a rising rate environment, these assets and liabilities do not reprice and thus impact the performance of our net interest margin. Fixed rate assets include fixed rate loans and substantially all of our investment portfolio. Fixed rate liabilities include certificates of deposits, FHLB advances and a portion of our subordinated indebtedness. In a rising rate environment these liabilities impact our margin positively. We have experienced a rising rate environment over the last few quarters. We believe that since we have more fixed rate assets than fixed rate liabilities the negative impact of our fixed rate assets impacted our net interest margin to a greater degree than the impact of our fixed rate liabilities when comparing the three and nine months ended September 30, 2006 with that of the comparable prior year periods.

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

•
During the first nine months of 2006, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 62% of our total funding compared to 60% for the first nine month in 2005. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings and contributed favorably to our net interest margin in 2006 when compared to 2005.

•
Also impacting the net interest margin during 2006 compared to 2005 was pricing of our floating rate subordinated indebtedness and the incurrence of additional fixed rate subordinated indebtedness. The average rate on our subordinated indebtedness increased by 73 basis points during the first nine months of 2006 when compared to the same period in 2005. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2006, the short-term interest rate environment was higher than during 2005, and, as a result, the pricing for this funding source was higher in 2006 than in 2005.

Prior to the merger with Cavalry, Cavalry’s net interest margin was higher than ours. As a result, since the merger date, our net interest margin is higher compared to the same periods last year due to the impact of the net assets of Cavalry being included with our net assets.

We believe that interest rates should remain fairly stable over the next few quarters. We also believe we will continue to increase net interest income through growth in earning assets with particular emphasis on floating rate lending. However, the additional revenues provided by increased floating rate loans may not be sufficient to overcome any immediate increases in funding costs in such that we maintain our current net interest margin. As a result, even though our net interest income will continue to increase, our net interest margins will likely decrease due to new deposits being obtained at current market rates which are higher and the continued competitive deposit pricing in our market area. We believe our net interest margin for the fourth quarter of 2006 will be lower than our net interest margin for the third quarter of 2006. Based on our current models, we believe our net interest margin for the fourth quarter of 2006 should be within a range of 3.60% to 3.85%, compared to 3.95% for the third quarter of 2006.

Conversely, should interest rates begin to fluctuate over the next few quarters, we believe that in a rising interest rate environment we would be able to reprice our assets more quickly than our funding costs and thus we believe we would be able to grow our net interest income and net interest margins in such an environment. Conversely, in a falling rate environment, this would serve to have the opposite effect on our net interest income and net interest margins. In a falling rate environment, we may not be able to reduce our deposit funding costs by any meaningful amount due to market pressures, while our net interest income would not increase as fast as it would likely increase under a rising or stable interest rate environment.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $587,000 and $366,000 for the three months ended September 30, 2006 and 2005, respectively and $2,680,000 and $1,450,000 for the nine months ended September 30, 2006 and 2005, respectively.

Based upon our management's evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2006. An increase in loan volumes and an increase in charge-offs were the primary causes for the increase in our provision for loan losses in 2006 when compared to 2005.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions, both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year and may diminish over time as our lending and industry concentration limits increase.

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended		2006-2005	Nine months ended		2006-2005
	September 30,		Percent	September 30,		Percent
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,357	$229	492.6%	$3,152	$732	330.6%
Investment services	645	474	36.1%	1,811	1,403	29.1%
Gains on loans and loan participations sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	388	375	3.5%	1,061	790	34.3%
Gains (losses) on loan participations sold, net	102	(26)	492.3%	224	110	103.6%
Insurance sales commissions	550	-	-	1,563	-	-
Gain on sale of investment securities, net	-	-	-	-	114	-
Trust fees	312	-	-	676	-	-
Other noninterest income:
Letters of credit fees	147	120	22.5%	368	359	2.5%
Bank-owned life insurance	126	18	600.0%	281	55	410.9%
Equity in earnings of Collateral Plus, LLC	11	76	(72.4%)	80	140	(42.9%)
Other noninterest income	776	33	2251.5%	1,636	190	765.6%
Total noninterest income	$4,424	$1,299	240.6%	$10,852	$3,893	178.8%

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

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At September 30, 2006, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $553 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $441 million at December 31, 2005. Additionally, at September 30, 2006, our trust department was receiving fees on approximately $360 million in assets. Following our merger with Cavalry, we now offer trust services through the bank’s trust division and insurance services through Miller and Loughry Insurance and Services, Inc. which we believe will increase our noninterest income in future periods.

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

We also sell certain loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At September 30, 2006 and pursuant to participation agreements with these correspondents, we had participated approximately $85.3 million of originated loans to these other banks compared to $60.3 million at December 31, 2005. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded net gains of $102,000 and $224,000, respectively, during the three and nine months ended September 30, 2006, respectively, compared to a net loss of $26,000 and a net gain of $110,000 for the same periods in 2005 related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Cavalry merger has resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.

Also included in noninterest income for the nine months ended September 30, 2005, were net gains of approximately $114,000 realized from the sale of approximately $6.8 million of available-for-sale securities.

At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the three and nine months ended September 30, 2006 was $11,000 and $80,000, respectively.

Additional other noninterest income increased by approximately $743,000 during the three months ended September 30, 2006 when compared to the same period in 2005 and increased by approximately $1.45 million for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. Most of this increase was attributable to increases in ATM fees, merchant banking and other electronic banking fees.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended		2006-2005	Nine months ended		2006-2005
	September 30,		Percent	September 30,		Percent
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$4,964	$2,315	114.4%	$12,752	$6,239	104.4%
Commissions	331	179	84.9%	890	533	67.0%
Other compensation, primarily incentives	1,279	531	140.9%	2,999	1,574	90.5%
Employee benefits and other	1,002	385	160.3%	2,674	1,146	133.2%
Total salaries and employee benefits	7,576	3,410	122.2%	19,315	9,492	103.5%
Equipment and occupancy	2,071	1,035	100.1%	5,325	2,713	96.3%
Marketing and business development	351	186	88.7%	900	479	87.9%
Postage and supplies	488	160	205.0%	1,118	454	146.3%
Amortization of core deposit intangible	535	-	-	1,248	-	-
Other noninterest expense:
Accounting and auditing	143	140	2.1%	616	320	92.5%
Consultants, including independent loan review	58	26	123.1%	222	89	149.4%
Legal, including borrower-related charges	47	113	(58.4)%	103	205	(49.8)%
OCC exam fees	73	49	49.0%	187	133	40.6%
Directors' fees	52	77	(32.5)%	178	175	1.7%
Insurance, including FDIC assessments	189	82	130.5%	465	235	97.9%
Other noninterest expense	1,253	243	415.6%	2,229	770	189.5%
Total other noninterest expense	1,815	730	148.6%	4,000	1,927	107.6%
Merger related expense	218	-	-	1,583	-	-
Total noninterest expense	$13,054	$5,521	136.4%	$33,489	$15,065	122.3%

Expenses have generally increased between the above periods due to our merger with Cavalry, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. Additionally, we adopted SFAS No. 123(R) in 2006 which addresses the accounting for employee equity based incentives. Our compensation expense will increase in all future periods as a result of adopting this accounting pronouncement. For the three and nine months ended September 30, 2006, approximately $285,000 and $690,000, respectively, of compensation expense related to stock options is included in employee benefits and other expense.

At December 31, 2005, we employed 156.5 full time equivalent employees compared to 395.5 at September 30, 2006, an increase of 239.0 full time employees. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefit costs to increase in future periods.

Included in other noninterest expense for the three and nine months ended September 30, 2006 and 2005 are incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses and other items which have increased significantly as a result of the Cavalry merger.

Included in noninterest expense for the three and nine months ended September 30, 2006 is $218,000 and $1,583,000, respectively, of merger related expenses directly associated with the Cavalry merger. These charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.

Financial Condition

Our consolidated balance sheet at September 30, 2006 reflects significant growth since December 31, 2005 as a result of our organic growth and the consummation of our merger with Cavalry. Total assets grew to $2.05 billion at September 30, 2006 from $1.02 billion at December 31, 2005, a 101.8% increase. Total deposits grew $775 million during the nine months ended September 30, 2006, including $584 million acquired with the Cavalry merger. Substantially all of the additional deposits and other fundings were invested in loans, which grew by $757 million during the nine months ended September 30, 2006, including $551 million in loans acquired in the Cavalry merger.

Loans. The composition of loans at September 30, 2006 and at December 31, 2005 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$265,174	18.9%	$148,102	22.9%
Commercial real estate - Construction	152,627	10.9%	30,295	4.7%
Commercial - Other	554,617	39.5%	239,129	36.9%
Total commercial	972,418	69.2%	417,526	64.4%
Consumer real estate - Mortgage	292,206	20.8%	169,953	26.2%
Consumer real estate - Construction	87,890	6.3%	37,372	5.8%
Consumer - Other	52,887	3.8%	23,173	3.6%
Total consumer	432,983	30.8%	230,498	35.6%
Total loans	$1,405,401	100.0%	$648,024	100.0%

Primarily due to the Cavalry merger, we have increased the percentage of our outstanding loans in commercial and consumer real estate construction significantly. These types of loans require that we maintain effective credit and construction monitoring systems. Also as a result of the Cavalry merger, we have increased our resources in this area so that we can effectively manage this area of exposure through utilization of experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.

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

We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral. Furthermore, we have an internal limit for aggregate indebtedness to a single borrower of $12 million. Our loan policy requires our board of directors approve any relationships that exceed this internal limit.

Pinnacle National discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2006, we had $3,477,000 in loans on nonaccrual compared to $460,000 at December 31, 2005. The increase in nonperforming loans between December 31, 2005 and September 30, 2006 was primarily related to loans acquired from Cavalry and identified as being impaired as discussed more fully below.

There was approximately $1,123,000 in other loans 90 days past due and still accruing interest at September 30, 2006 compared to no loans at December 31, 2005. At September 30, 2006 and at December 31, 2005, no loans were deemed to be restructured loans. The following table is a summary of our nonperforming assets at September 30, 2006 and December 31, 2005 (dollars in thousands):

	At Sept. 30,	At Dec. 31,
	2006	2005
Nonaccrual loans (1)	$3,477	$460
Restructured loans	-	-
Other real estate owned	-	-
Total nonperforming assets	3,477	460
Accruing loans past due 90 days or more	1,123	-
Total nonperforming assets and accruing loans past due 90 days or more	$4,600	$460
Total loans outstanding	$1,405,401	$648,024
Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.33%	0.07%
Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	30.32%	5.85%

(1) Interest income that would have been recorded in 2006 related to nonaccrual loans was $202,000.

Potential problem assets, which are not included in nonperforming assets, amounted to approximately $10.8 million, or 0.77% of total loans outstanding at September 30, 2006, compared to $1.3 million, or 0.20% of total loans outstanding at December 31, 2005. Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of September 30, 2006 and December 31, 2005, our allowance for loan losses was $15,172,000 and $7,858,000, respectively, which our management deemed to be adequate at each of the respective dates. The significant increase in our ALL was primarily the result of our merger with Cavalry. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 69% of our loan portfolio at September 30, 2006 consisted of commercial loans compared to 64% at December 31, 2005. We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have significant credit exposures arising from loans outstanding and unfunded lines of credit to borrowers in the home building and land subdividing industry, the trucking industry and to lessors of residential and commercial properties. We evaluate our exposure level to these industry groups periodically to determine the amount of additional allowance allocations due to these concentrations.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2006 and for the year ended December 31, 2005 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months ended Sept. 30, 2006	Year ended Dec. 31, 2005
Balance at beginning of period	$7,858	$5,650
Provision for loan losses	2,680	2,152
Allowance from Cavalry acquisition	5,102	-
Charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial - Other	403	61
Consumer real estate - Mortgage	24	38
Consumer real estate - Construction	-	-
Consumer - Other	200	109
Total charged-off loans	627	208
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial - Other	(108)	(3)
Consumer real estate - Mortgage	-	(231)
Consumer real estate - Construction	-	-
Consumer - Other	(51)	(30)
Total recoveries of previously charged-off loans	(159)	(264)
Net charge-offs (recoveries)	468	(56)
Balance at end of period	$15,172	$7,858

Ratio of allowance for loan losses to total loans outstanding at end of period	1.08%	1.21%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.04%	(0.01)%

As a relatively new institution (excluding the impact of Cavalry), we do not have extensive loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs as our losses materialize. We consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality (i.e., “impaired loans”).  SOP 03-03 does not apply to loans originated by us but does apply to the loans we acquired in our merger with Cavalry. Our assessment indicated that Cavalry had approximately $3.9 million of loans to which the application of the provisions of SOP 03-03 is required. As a result of the application of SOP 03-03, we recorded preliminary purchase accounting adjustments to reflect a reduction in loans and the allowance for loan losses of $1.0 million related to these impaired loans thus reducing the carrying value of these loans to $2.9 million at March 15, 2006. All of these loans were classified as nonperforming at September 30, 2006. The resulting impact on Cavalry’s allowance for loan losses at March 15, 2006 was as follows:

Impact of SOP 03-03 on Rutherford County’s allowance for loan losses at March 15, 2006	Before Application of SOP 03-03	Impact of Application SOP 03-03	After Application of SOP 03-03
Allowance for loan losses	$6,129	$1,027	$5,102
Fair value of Cavalry loans at acquisition date			$550,700
Allowance for loan losses to fair value of Cavalry loans at acquisition date	1.11%		0.93%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $330.8 million at September 30, 2006 and $279.1 million at December 31, 2005. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a liquidity source. The most significant component of our investment portfolio is our mortgage-backed securities. At September 30, 2006, the fair value of our mortgage-backed securities was approximately $219.0 million compared to a fair value at December 31, 2005, of approximately $186.9 million. All of these securities were included in our available-for-sale securities portfolio. A statistical comparison of our mortgage-backed portfolio at September 30, 2006 and at December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Weighted average life	4.72 years	4.81 years
Weighted average coupon	5.21%	5.24%
Tax equivalent yield	5.00%	4.74%
Modified duration (*)	3.65%	3.71%
__________
(*) Modified duration represents an approximation of the change in value of a security for every 100 basis point increase or decrease in market interest rates.

Deposits and Other Borrowings. We had approximately $1.59 billion of deposits at September 30, 2006 compared to $810 million at December 31, 2005. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide them with short-term returns for their excess funds) amounted to $122.4 million at September 30, 2006 and $65.8 million at December 31, 2005. Additionally, at September 30, 2006, we had borrowed $28.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $41.5 million at December 31, 2005.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2006 and December 31, 2005 (dollars in thousands):

	Sept. 30,		Dec. 31,
	2006	Percent	2005	Percent
Core funding:
Noninterest-bearing deposit accounts	$306,296	17.1%	$155,811	16.4%
Interest-bearing demand accounts	199,967	11.2%	72,521	7.6%
Savings and money market accounts	481,684	26.9%	304,162	32.1%
Time deposit accounts less than $100,000	151,239	8.5%	31,408	3.3%
Total core funding	1,139,186	63.7%	563,902	59.5%
Non-core funding:
Time deposit accounts greater than $100,000:
Public funds	202,503	11.3%	106,928	11.3%
Brokered deposits	71,518	4.0%	55,360	5.8%
Other time deposits	172,032	9.6%	83,961	8.9%
Securities sold under agreements to repurchase	122,354	6.8%	65,834	6.9%
Federal Home Loan Bank advances	28,739	1.6%	41,500	4.4%
Subordinated debt	51,548	2.9%	30,929	3.3%
Total non-core funding	648,694	36.3%	384,512	40.5%
Totals	$1,787,880	100.0%	$948,414	100.0%

Subordinated debt. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; and on September 7, 2006 we established PNFP Statutory Trust III (“Trust I”; “Trust II”; “Trust III” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000 and $619,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II and $20,000,000 for Trust III and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures. Our $1,548,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $51,548,000 obligation is reflected as subordinated debt.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.19% at September 30, 2006) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.02% at September 30, 2006) which is set each quarter and mature on September 30, 2036.

Distributions are payable quarterly.  The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  We guarantee the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.  Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

The Subordinated Debentures are unsecured, bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities and mature on the same dates as those noted above for the Trust Preferred Securities.  Interest is payable quarterly.  We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity.  During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares will be restricted.

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II and September 30, 2011 for Trust III.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations.  Debt issuance costs associated with Trust I of $120,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There are no debt issuance costs associated with Trust II or Trust III.

Capital Resources. At September 30, 2006 and December 31, 2005, our stockholders’ equity amounted to $249.1 million and $63.4 million, respectively, or an increase of $185.7 million. This increase was primarily attributable to $171.1 million of common stock issued in connection with the Cavalry acquisition and $12.6 million in comprehensive income, which was composed of $12.3 million in net income and $335,000 of net unrealized holding gains associated with our available-for-sale portfolio.

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

Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed (e.g.,, within three months or one year). The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities (i.e., “asset sensitive”). A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets (i.e., “liability sensitive). During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2006 and December 31, 2005, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2006, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $28.7 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate

January 26, 2007	$2,000	3.24
September 4, 2007	1,000	3.95
December 29, 2008	10,000	4.97
January 27, 2009	15,000	5.01
April 1, 2020	739	2.25
Total	$28,739
Weighted average interest rate		4.77%

At September 30, 2006, brokered certificates of deposit approximated $71.5 million which represented 4.0% of total fundings compared to $55.4 million and 5.8% at December 31, 2005. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from nine months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At September 30, 2006, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network in the Nashville/Davidson/Murfreesboro MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville/Davidson/Murfreesboro MSA.

Off-Balance Sheet Arrangements. At September 30, 2006, we had outstanding standby letters of credit of $56.4 million and unfunded loan commitments outstanding of $502.3 million. Because these commitments generally have fixed expiration dates and most will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At September 30, 2006, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements.

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

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of EITF No. 06-4 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4.” The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. The effective date is for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of EITF No. 06-5 on our consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” - SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial is currently evaluating the impact of EITF 06-5 on its consolidated financial statements.

FASB Statement No. 158, “An Amendment to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued September 29, 2006. SFAS No. 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of “delayed” items should be considered in other comprehensive income. The effective date of SFAS No. 158 for public entities is for fiscal years ending after December 15, 2006. Pinnacle Financial does not anticipate that SFAS No. 158 will have a material impact on Pinnacle Financial’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 44 through 46 of Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

For the three months ended September 30, 2006, Pinnacle Financial continued to expand its internal control system over financial reporting to incorporate procedures specifically related to its merger with Cavalry Bancorp, Inc. We reviewed the financial information obtained from Cavalry from April 1, 2006 thru the date such information was integrated into Pinnacle Financial’s financial data systems and performed additional procedures with respect to such information in order to determine its accuracy and reliability. Pinnacle Financial anticipates that it will continue to monitor and enhance its system of internal controls over financial reporting in the fourth quarter of 2006, particularly with respect to the continued integration of Cavalry.

There were no other changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS

10.1	Cavalry Bancorp, Inc. 1999 Stock Option Plan
10.2	Amendment No. 1 to Cavalry Bancorp, Inc. 1999 Stock Option Plan
10.3	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan
10.4	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan
10.5	Form of Nonqualified Stock Option Agreement
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust III of $20,000,000 in trust preferred securities, as more fully described in this Quarterly Report on Form 10-Q. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities issued by PNFP Statutory Trust III, as well as similar securities issued by PNFP Statutory Trust I and PNFP Statutory Trust II, is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial will, however, furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.
PINNACLE FINANCIAL PARTNERS, INC

/s/ M. Terry Turner
M. Terry Turner
November 8, 2006	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
November 8, 2006	Chief Financial Officer