Form 10-K
period 2006-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2007-02-28
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities and Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-31225

, INC.
(Exact name of registrant as specified in charter)
Tennessee	000-31225	62-1812853
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
211 Commerce Street, Suite 300, Nashville, Tennessee		37201
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (615) 744-3700

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Securities registered pursuant to Section 12 (g) of the Act:	Name of Exchange on which Registered
Common Stock, par value $1.00	None	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [] Accelerated Filer [X] Non-accelerated Filer [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $423,200,000 as of June 30, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,472,121 shares of common stock as of February 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 17, 2007, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below in “Item 1A. Risk Factors” and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank, to satisfy regulatory requirements for its expansion plans, and (vi) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial. Forward-looking statements made by us in this report are also subject to those risks identified within “Item 1A. Risk Factors.”

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its subsidiary Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries. References herein to the fiscal years 2002, 2003, 2004, 2005 and 2006 mean our fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

ITEM 1. BUSINESS

OVERVIEW

Pinnacle Financial is a Tennessee corporation that was incorporated on February 28, 2000 to organize and serve as the holding company for Pinnacle National, a national bank chartered under the laws of the United States. Pinnacle National commenced its banking operations on October 27, 2000, and operates as a community bank in primarily an urban market emphasizing personalized banking relationships with individuals and businesses located within the Nashville-Davidson-Murfreesboro, Tennessee metropolitan statistical area, which we sometimes refer to as the Nashville MSA. We own 100% of the capital stock of Pinnacle National.

On March 15, 2006, we consummated the acquisition of Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee with approximately $672 million in assets as of the closing. During 2006, we successfully integrated Cavalry. We measured success on several criteria and we believe we successfully integrated Cavalry as a result of:

1.	Achievement of all major integration milestones on time,
2.	Achievement of the financial synergies that were proposed at the time of Cavalry transaction announcement,
3.	No degradation in service quality as measured by internal client surveys, and
4.	Continued loan and deposit growth for the combined firm at rates exceeding those of the previous period.

Opportunity. We believe there are three major trends in the Nashville MSA that strengthen our strategic market position as a locally managed community bank:

•
Customers generally perceive that service levels at banks are declining. We believe this is largely attributable to merger-related integration issues resulting from consolidation in the bank and brokerage industries. Additionally, small business owners want a reliable point of contact that is knowledgeable about their business and the financial products and services that are important to the success of their business. In fact, Nashville is dominated by three large regional bank holding companies, which are headquartered elsewhere, each of whom is experiencing declining market share trends (other than after acquisitions) over the last six years;

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

Business Strategies. To carry out our marketing philosophy, our specific business strategies have been and will continue to be:

•
Hire and retain highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business with small businesses and affluent households within the Nashville MSA. On average, our senior customer contact personnel have in excess of 20 years experience in the Nashville MSA. We believe we will continue to experience success in attracting more market-best associates to our firm as well as retaining our highly experienced and successful group of associates.

•	Provide individualized attention with consistent, local decision-making authority.

•
Offer a full line of financial services to include traditional depository and credit products, as well as sophisticated investment, trust and insurance products. As of December 31, 2006, Pinnacle National’s brokerage division, Pinnacle Asset Management, had accumulated approximately $597 million in brokerage assets.

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

•
Establish a distribution strategy designed to prudently expand our physical and virtual market presence, thereby providing convenient banking access for our clients 24 hours a day. We opened two new offices in 2005 and intend to open two new offices in 2007. Our courier deposit pickup service consistently receives high marks from our small business customers.

•
Use technology and strategic alliances, including those established through Pinnacle Asset Management and Miller and Loughry Insurance Services to provide a broad array of sophisticated and convenient products and services.

We believe that our business strategies allow us to effectively distinguish ourselves from other financial institutions operating within the Nashville MSA and successfully attract and retain business relationships with small businesses and affluent households.

Market Area. Pinnacle National’s primary service area, which comprises the Nashville MSA, includes Davidson County and twelve surrounding counties. This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of 1.3 million people. For Pinnacle National, we concentrate our market efforts on Davidson, Williamson, Sumner and Rutherford counties which represent 77% of the Nashville MSA’s population base and 85% of the deposit base (based on June 30, 2006 FDIC information).

The economic success of Pinnacle National’s primary service area depends heavily upon the economic viability of the metropolitan Nashville, Tennessee area. Nashville is the capital of Tennessee and a city that we believe is an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors. In 2006, for the second year in a row “Expansion Management” magazine noted that Nashville ranked first among cities in the nation for companies that are looking to expand or relocate. Over the last few years, Nashville has been chosen by such companies as Louisiana Pacific, Nissan North America, CareMark and Dell to relocate their U.S. headquarters or to significantly expand their operations.

Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises such as Vanderbilt University and Medical Center, HCA Inc., Saturn Corporation and Nissan Motor Manufacturing Corporation USA. Additionally, according to the Nashville Area Chamber of Commerce, the regional economy has outperformed the state and national economies during the most recent time periods and continues to benefit from low unemployment, consistent job growth, substantial outside investment and expansion and a well trained and growing labor force. We anticipate that these factors will continue to cause more businesses to relocate to, or start operations in, the Nashville MSA and, in turn, will increase the demand for depository and lending services within our market at a pace faster than national averages. In comparing Nashville MSA deposits as of June 30, 2006 to those at June 30, 2005, the Nashville MSA deposits were 13.5% higher in 2006 than in 2005 which is 70% over the national average for deposit growth during the same time period.

Pinnacle National’s main office is located in Nashville’s central business district in downtown Nashville. The downtown market consists of a variety of commercial establishments and entertainment venues. We believe that the downtown area is an important location for financial institutions requiring visibility within Nashville’s prominent commercial and private banking markets. Accordingly, we believe that this location is well suited for our bank’s headquarters and principal business development efforts.

Competitive Conditions. The Nashville MSA banking market is very competitive, with 58 financial institutions with over $28.5 billion in deposits in the market as of June 30, 2006. According to FDIC data, bank and thrift deposits in the Nashville MSA grew from approximately $25.2 billion at June 30, 1995 to more than $28.5 billion at June 30, 2006. As of June 30, 2006, approximately 70.4% of this deposit base was controlled by large, multi-state banks headquartered outside of Nashville, which included the six largest banks, Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), First Horizon (headquartered in Memphis, Tennessee), US Bancorp (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia), and Fifth Third (headquartered in Cincinnati, Ohio). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank, First American National Bank, and AmSouth Bank), Bank of America and SunTrust (including the acquired National Bank of Commerce) declined from 70.4% to 54.0% during the ten years ended June 30, 2006. Consequently, while large, multi-state institutions are well established in our market area, we believe the general trends indicate that a majority of the community banks in the Nashville MSA have been able to increase their deposit market share in recent years at the expense of these larger, multi-state banks. Furthermore, continued consolidation of our industry, particularly with respect to the larger regional banks that have presence in our market, we believe will create additional opportunities for us as we capitalize on customer dissatisfaction that usually occurs following a merger of these larger multistate banks.

We also believe that Pinnacle National’s status as a community bank will not be enough to compete in today’s financial industry. In the wake of modern technology and the prosperity of the United States’ financial markets, banking clients have generally become more sophisticated in their approach to selecting financial services providers. We believe that the most important criteria to our bank’s targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, we believe that many of our bank’s targeted clients would prefer to deal with a locally-owned institution headquartered in Nashville, like Pinnacle National, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.

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

Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2006, Pinnacle National is able to loan any one borrower a maximum amount equal to approximately $26.3 million plus an additional $17.5 million, or a total of approximately $43.8 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as Pinnacle National’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, Pinnacle National currently imposes upon itself an internal lending limit of $15 million, which is less than the prescribed legal lending limit.

The principal economic risk associated with each category of loans that Pinnacle National expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees. Many of Pinnacle National’s commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness, these businesses may be more adversely affected than larger enterprises, and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

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

Additionally, we may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities. We may use derivatives as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2006 and 2005, we had not entered into any derivative contracts.

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

Investment, Trust and Insurance Services

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

Pinnacle National offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle National’s clients in achieving their financial objectives consistent with their risk tolerances. Pinnacle National’s suite of investment products include:

• Mutual Funds;	• Fixed Annuities;
• Variable Annuities;	• Stocks;
• Money Market Instruments;	• Financial Planning;
• Treasury Securities;	• Asset Management Accounts; and
• Bonds;	• Listed Options.

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

Pinnacle National receives a percentage of commission credits and fees generated by the program. Pinnacle National remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs.

Pinnacle National also maintains a trust department which provides fiduciary and investment management services for individual and institutional clients. Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody. Pinnacle Financial has also established Pinnacle Advisory Services, Inc., a registered investment advisor, to provide investment advisory services to its clients. Additionally, Miller and Loughry Insurance Services, Inc., a wholly-owned subsidiary of Pinnacle National provides insurance products, particularly in the property and casualty area, to its clients.

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

Employees

At February 15, 2007, Pinnacle National employed 438 employees of which 397 were full time. Pinnacle National considers its relationship with all employees to be excellent. Additionally, during 2006, Pinnacle Financial was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees. This is the fourth consecutive year for Pinnacle to receive top honors in the annual awards program.

We are also one of a relatively small number of financial firms in the country that provide stock options for all associates in a broad-based stock option plan. We believe this broad-based stock option plan directly aligns our employee base with our shareholders, and that our associates have become even more engaged in the creation of shareholder value over the intermediate- and long-terms. Information concerning these plans is included in the “Notes to the Consolidated Financial Statements.”

Additionally, all of our non-commission based employees participate in an annual cash incentive plan whereby they receive a certain percentage of their annual base salary should the firm meet certain soundness and earnings targets for the year. Information concerning this plan is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information we have filed electronically. Our website address is www.pnfp.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

We have posted our Corporate Governance Guidelines, our Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.pnfp.com. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 211 Commerce Street, Suite 300, Nashville, Tennessee 37201.

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

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

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

FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Because it was not organized until 2000, Pinnacle National was not be eligible to receive this one-time assessment credit, however, approximately $297,000 in credits will be available to Pinnacle National as a result of the acquisition of Cavalry.

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

Information concerning our regulatory ratios at December 31, 2006 is included in the “Notes to the Consolidated Financial Statements.”

If our growth rate continues, as we presently anticipate, our assets will grow faster than our capital and our capital ratios will decline. In order to maintain capital at Pinnacle National at appropriate levels, we may be required to incur borrowings or issue additional trust preferred or equity securities.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2006, we believe Pinnacle National would be considered “well capitalized” by its primary regulator.

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

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. We do not anticipate that Pinnacle Financial will require any dividends from Pinnacle National in 2007.

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

Community Reinvestment

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. During 2006, Pinnacle National received a “satisfactory” CRA rating from the OCC.

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

To continue to grow, we will need to provide sufficient capital to Pinnacle National through earnings generation, additional equity or trust preferred offerings or borrowed funds or any combination of these sources of funds. Should we incur indebtedness, we are required to obtain certain regulatory approvals beforehand. Should our growth exceed our expectations, as has been the case to-date, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Additionally, our current plan involves increasing our branch network, which will require capital expenditures. Our expansion efforts may also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.

We have a concentration of credit exposure to borrowers in certain industries and we also target small to medium-sized businesses.

At December 31, 2006, we had significant credit exposures to borrowers in the trucking industry; commercial and residential building lessors; new home builders and to land subdividers. If any of these industries experience an economic slowdown and, as a result, the borrowers in these industries are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.

Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville MSA. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized business. At December 31, 2006, our commercial loans accounted for 70% of our total loans. During periods of economic weakness, small to medium-sized businesses may be impacted more severely than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, which would adversely impact our results of operations and financial condition.

Changes to current laws and regulations could adversely impact not only our results, but the results of our borrowers. New legislation or the loss of a significant governmental contract could adversely impact a particular borrower’s business model and, thus, cause their credit worthiness to deteriorate. Additionally, changes in employment law, including increasing the minimum wage, could also adversely impact our borrowers.

With its acquisition of Cavalry, Pinnacle Financial significantly increased its real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Following its acquisition of Cavalry, construction and development lending is a more significant portion of Pinnacle Financial's loan portfolio than it was prior to the acquisition. The percentage of commercial real estate construction loans in Pinnacle National's portfolio increased to approximately 10.8% of its total loans at December 31, 2006 from 4.7% at December 31, 2005. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, Pinnacle National may experience significant construction loan loss because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects. Also, due to a general economic downturn in the construction industry, Pinnacle Financial's results of operations may be adversely impacted and its net book value may be reduced.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, industry and peer bank loan quality indications, other factors and other pertinent information. Because we are a relatively young organization, our allowance estimation may be less reflective of our historical loss experience than a more mature organization. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

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

The slope of the yield curve will impact our results over the long-term. The present slope of the yield curve has been classified as “inverted” by economists due to yields on investments of shorter duration having a higher yield than investments which have longer duration. The impact of an inverted yield curve is believed by many banking professionals to have a negative impact on bank earnings. We concur with this and believe that should the current inverted yield curve exist for an extended period of time that this circumstance will likely have a negative impact on our results.

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

In order to maintain our capital at desired or regulatory-required levels, we may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions.

Even though our common stock is currently traded on the Nasdaq Stock Market’s Global Select Market, it has less liquidity than the average stock quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

Holders of Pinnacle Financial's junior subordinated debentures have rights that are senior to those of Pinnacle Financial's common shareholders.

Pinnacle Financial has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2006, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $51.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of February 27, 2007, directors and executive officers beneficially owned approximately 13.2% of our common stock. Employment agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock, option and warrant ownership of our board and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at December 31, 2006 and our independent registered public accounting firm attested to such conclusion. Management’s report on internal control over financial reporting is included on page 46 of this Form 10-K and the report of our independent registered public accounting firm on these matters is included on page 48 of this Form 10-K. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at December 31, 2006, and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to timely attest to such evaluation, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting which may cause the value of our common stock to decrease.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Pinnacle Financial’s principal offices are located at 211 Commerce Street in Nashville, Tennessee in Davidson County. Pinnacle Financial leases these offices from an unrelated third party but owns the leasehold improvements.

Pinnacle National leases additional offices at One Nashville Place, 150 Fourth Avenue North in Nashville, Tennessee. Pinnacle Financial leases these offices from an unrelated third party but owns the leasehold improvements. Pinnacle National leases the land for its Brentwood branch office building located in Williamson County, Tennessee, from an unrelated third party but owns the building and leasehold improvements. Pinnacle National also leases the land and office space in a detached building on an adjacent lot for its Green Hills office location in Davidson County from an unrelated third party, but also owns the building and leasehold improvements. Pinnacle National also leases the land and building for its West End office location in Davidson County from unrelated third parties, but owns the leasehold improvements. Pinnacle National owns the land and buildings and all improvements for its Rivergate, Cool Springs and Franklin branch offices. Additionally, all office facilities and land acquired in the Cavalry Bancorp, Inc. transaction are now owned by Pinnacle National.

A summary of Pinnacle Financial’s leased facilities follows:

Property Description	Approximate Sq. Footage	2006 Lease Payments	Base Lease Expiration Date	Base Lease Term with Renewal Periods
Office space at 211 Commerce Street	30,000	$ 527,000	August 31, 2010	20 years
Brentwood branch office	Land only	$ 105,000	March 31, 2010	20 years
Green Hills branch office	3,700 & land	$ 71,711	April 21, 2021	40 years
West End branch office building and land	8,000	$167,000	March 28, 2014	20 years
Office space at 150 4th Avenue North	6,400	$ 53,000	June 30, 2009	3 years

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market’s under the symbol “PNFP” and has traded on that market since July 3, 2006. Prior to that date, Pinnacle Financial’s common stock traded on the Nasdaq National Market for the periods presented. The following table shows the high and low sales price information for Pinnacle Financial’s common stock for each quarter in 2006 and 2005 as reported on the Nasdaq Global Select Market, or its predecessor the Nasdaq National Market.

	Price Per Share
	High	Low
2006:
First quarter	$28.84	$24.75
Second quarter	30.92	27.09
Third quarter	37.41	28.93
Fourth quarter	36.17	31.23
2005:
First quarter	$24.05	$20.72
Second quarter	25.14	20.50
Third quarter	26.65	22.67
Fourth quarter	25.96	21.70

As of February 15, 2007, Pinnacle Financial had approximately 900 shareholders of record and, additionally, approximately 5,600 beneficial owners.

Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National has achieved a level of profitability appropriate to fund such dividends and support asset growth. See ITEM 1. “Business - Supervision and Regulation - Payment of Dividends” and ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to Pinnacle Financial.

Pinnacle Financial did not repurchase any shares of its common stock during the quarter ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

	2006(1)	2005	2004	2003	2002
	(in thousands, except per share data, ratios and percentages)
Statement of Financial Condition Data:
Total assets	$2,142,187	$1,016,772	$727,139	$498,421	$305,279
Loans, net of unearned income	1,497,735	648,024	472,362	297,004	209,743
Allowance for loan losses	(16,118)	(7,858)	(5,650)	(3,719)	(2,677)
Total securities	346,494	279,080	208,170	139,944	73,980
Goodwill and core deposit intangibles	125,673	--	--	--	--
Deposits and securities sold under agreements to repurchase	1,763,427	875,985	602,655	405,619	249,067
Advances from FHLB	53,726	41,500	53,500	44,500	21,500
Subordinated debt	51,548	30,929	10,310	10,310	--
Stockholders’ equity	256,017	63,436	57,880	34,336	32,404

Income Statement Data:
Interest income	$109,696	$46,308	$27,679	$18,262	$12,561
Interest expense	48,743	17,270	7,415	5,363	4,362
Net interest income	60,953	29,038	20,264	12,899	8,199
Provision for loan losses	3,732	2,152	2,948	1,157	938
Net interest income after provision for loan losses	57,221	26,886	17,316	11,742	7,261
Noninterest income	15,786	5,394	4,978	3,035	1,732
Noninterest expense	46,624	21,032	14,803	10,796	7,989
Income before income taxes	26,383	11,248	7,491	3,981	1,004
Income tax expense	8,456	3,193	2,172	1,426	356
Net income	$17,927	$8,055	$5,319	$2,555	$648

Per Share Data:
Earnings per share - basic	$1.28	$0.96	$0.69	$0.35	$0.11
Weighted average shares outstanding - basic	13,954,077	8,408,663	7,750,943	7,384,106	6,108,942
Earnings per share - diluted	$1.18	$0.85	$0.61	$0.32	$0.10
Weighted average shares outstanding - diluted	15,156,837	9,464,500	8,698,139	7,876,006	6,236,844
Book value per share	$16.57	$7.53	$6.90	$4.65	$4.39
Common shares outstanding at end of period	15,446,074	8,426,551	8,389,232	7,384,106	7,384,106

Performance Ratios and Other Data:
Return on average assets	1.01%	0.93%	0.89%	0.66%	0.29%
Return on average stockholders’ equity	8.66%	13.23%	12.31%	7.70%	2.47%
Net interest margin (2)	3.90%	3.60%	3.62%	3.53%	3.81%
Net interest spread (3)	3.20%	3.16%	3.34%	3.23%	3.42%
Noninterest income to average assets	0.89%	0.62%	0.83%	0.78%	0.76%
Noninterest expense to average assets	2.61%	2.42%	2.48%	2.78%	3.50%
Efficiency ratio (4)	60.80%	61.1%	58.6%	67.8%	80.4%
Average loan to average deposit ratio	88.73%	81.3%	79.0%	85.5%	98.5%
Average interest-earning assets to average interest-bearing liabilities	122.10%	120.0%	120.0%	118.9%	119.6%
Average equity to average total assets ratio	11.64%	7.00%	7.23%	8.54%	11.58%

Asset Quality Ratios:
Allowance for loan losses to nonperforming assets	199.9%	1,708.3%	1,006.9%	981.3%	143.4%
Allowance for loan losses to total loans	1.08%	1.21%	1.20%	1.25%	1.28%
Nonperforming assets to total assets	0.37%	0.05%	0.08%	0.08%	0.61%
Nonaccrual loans to total loans	0.47%	0.07%	0.12%	0.13%	0.89%
Net loan charge-offs (recoveries) to average loans	0.05%	(0.01)%	0.27%	0.05%	0.05%

Capital Ratios:
Leverage (5)	9.5%	9.9%	9.7%	9.7%	11.1%
Tier 1 risk-based capital	10.9%	11.7%	11.7%	11.8%	12.7%
Total risk-based capital	11.8%	12.6%	12.7%	12.8%	13.8%

(1)
Information for 2006 fiscal year includes the operations of Cavalry, which Pinnacle Financial merged with on March 15, 2006 and reflects approximately 6.9 million shares of Pinnacle Financial common stock issued in connection with the merger.

(2)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(3)	Net interest spread is the result of the difference between the interest yield earned on interest earning assets less the interest paid on interest bearing liabilities.
(4)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2006 and 2005 and our results of operations for each of the three-years ended December 31, 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General. Pinnacle Financial’s rapid organic growth from its inception through the fourth quarter of 2006 together with its merger with Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee, on March 15, 2006 has had a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the year ended December 31, 2006 of $1.18 per diluted share as compared to $0.85 and $0.61 per diluted share for 2005 and 2004, respectively. At December 31, 2006, loans totaled $1.498 billion, as compared to $648 million at December 31, 2005, while total deposits increased to $1.622 billion at December 31, 2006 from $810 million at December 31, 2005.

Acquisition. On March 15, 2006, we consummated our merger with Cavalry. Pursuant to the merger agreement, we acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of our common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The financial information herein includes the activities of the former Cavalry (the “Rutherford County market”) since March 15, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), we recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006 (dollars in thousands):

Cash and cash equivalents	$37,420
Investment securities - available-for-sale	39,476
Loans, net of an allowance for loan losses of $5,102	545,598
Goodwill	114,288
Core deposit intangible	13,168
Other assets	42,937
Total assets acquired	792,887

Deposits	583,992
Federal Home Loan Bank advances	17,767
Other liabilities	18,851
Total liabilities assumed	620,610
Total consideration paid for Cavalry	$172,277

We are in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of December 31, 2006.

As noted above, total consideration for Cavalry approximates $172.3 million of which $171.1 million was in the form of our common shares and options to acquire our common shares and $1.2 million in investment banking fees, attorney’s fees and other costs related to the purchase of Cavalry. We issued 6,856,298 shares of our common stock to the former Cavalry shareholders. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the shares were valued at $24.53 per common share which represents the average closing price of our common stock from the two days prior to the merger announcement on September 30, 2005 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, we also have assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which we were obligated to issue 195,551 shares of our common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, we considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price.

In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the year ended December 31, 2006, approximately $1.8 million was recognized in the statement of income. Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next five years with lesser amounts for the remaining two years.

We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. We have also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the year ended December 31, 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $3.7 million. Based on the estimated useful lives of the acquired loans and deposits, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $4.0 million in subsequent years.

We also incurred approximately $1,636,000 in merger related expenses during the year ended December 31, 2006 directly related to the Cavalry merger. These charges were for our integration of Cavalry and accelerated depreciation and amortization related to software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.

Results of Operations. Our net interest income increased to $61.0 million for 2006 compared to $29.0 million for 2005 and $20.3 million in 2004. The net interest margin (the ratio of net interest income to average earning assets) for 2006 was 3.90% for 2006 compared to 3.60% for the same period in 2005 and 3.62% in 2004.

Our provision for loan losses was $3.7 million for 2006 compared to $2.2 million in 2005 and $2.9 million in 2004. The provision for loan losses increased primarily due to increases in loan volumes and charge-offs in 2006 compared to 2005, while the decrease in expense between 2005 and 2004 was due to increases in loan volumes offset by a significant decrease in charge-offs in 2005.

Noninterest income for 2006 compared to 2005 increased by $10.4 million, or 193%. This increase is largely attributable to the fee businesses associated with the Cavalry acquisition, particularly with regard to service charges on deposit accounts, insurance sales commissions and trust fees. Noninterest income for 2005 compared to 2004 increased by $416,000, or 8.4%, which was due in large part to increases in investment sales commissions, insurance commissions, trust fees and other fees.

Our continued growth in 2006 resulted in increased noninterest expense compared to 2005 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 156.5 at December 31, 2005 to 404.0 at December 31, 2006. As a result, we experienced increases in compensation and employee benefit expense. Additionally, we adopted SFAS No. 123(R) in 2006 which addresses the accounting for employee equity based incentives which also increased our compensation and employee benefit expense in 2006 when compared to no expense in 2006. We expect to add additional employees throughout 2007 which will cause our compensation and employee benefit expense to increase in 2007. Additionally, our branch expansion efforts during the last few years and the addition of the nine Cavalry branches also increased noninterest expense. The increased operational expenses for the recently opened branches and the additional planned branch in the Donelson area of Davidson County expected to open in early 2007 will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.6% in 2006 compared to 61.1% in 2005 and 58.6% in 2004. These calculations include the impact of approximately $1,636,000 in merger related charges in 2006.

The effective income tax expense rate for 2006 was approximately 32.1% compared to an effective income tax expense rate for 2005 of approximately 28.4% and 29.0% for 2004. The increase in the effective tax rate between the periods was due to the additional earnings being taxed at a higher rate as the various tax savings initiatives (e.g., municipal bond income) had a lesser impact in 2006 when compared to the previous periods. Additionally, the impact of our incentive stock options and their treatment pursuant to the adoption of SFAS No. 123(R) also contributed to the increase in our effective rate in 2006.

Net income for 2006 was $17.9 million compared to $8.1 million in 2005, an increase of 123%. Net income for 2005 was 51% higher than net income for 2004 of $5.3 million. Fully-diluted net income per common share was $1.18 for 2006 compared to $0.85 for 2005 and $0.61 for 2004.

Excluding the after-tax (rate of 39.23%) impact of merger related charges, net income for 2006 was $18.9 million compared to $8.1 million for 2005, an increase of 135%. As a result, adjusted diluted net income per common share was $1.25 for 2006 compared to $0.85 for 2005, an increase of 47%. For a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure, see “Reconciliation of Non-GAAP financial measures” on page 25.

Financial Condition. Loans increased $850 million during 2006 of which $551 million was attributable to the Cavalry acquisition. Thus, the net increase in our loan portfolio attributable to organic growth was $299 million. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.

We have successfully grown our total deposits to $1.622 billion at December 31, 2006 compared to $810 million at December 31, 2005, an increase of $812 million, of which $584 million was attributable to the Cavalry acquisition. As a result, we increased our deposits by $228 million, excluding the Cavalry acquisition. This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2006 compared to 2005. We typically adjust our loan yields at a faster rate than we adjust our deposit rates. As such, unless competitive pressures dictate, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets.

We continue to believe there is broad acceptance of our business model within the Nashville MSA and in our target markets of small to mid-sized businesses and affluent clients, real estate professionals and consumers that desire a deep relationship with their bank.

Capital and Liquidity. At December 31, 2006, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at December 31, 2006, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.

In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock). This additional capital was required to support our growth. As of December 31, 2006, we believe we have sufficient capital to support our current growth plans. However, expansion by acquisition of other banks or by branching into a new geographic market could result in issuance of additional capital, including additional common shares.

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

Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

An impairment loss is recognized if the present value of expected future cash flows from the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net deferred loan fees or costs and unamortized premium or discount, and does not reflect any direct write-down of the investment). The impairment loss is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Income is recognized on impaired loans on a cash basis.

The level of allowance maintained is believed by management to be adequate to absorb losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data for industry and various peer bank groups. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate is based on management’s experience with similarly graded loans, discussions with banking regulators and our internal loan review processes. We then weight the allocation methodologies for the commercial and commercial real estate portfolios and determine a weighted average allocation for these portfolios.

The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating losses inherent in that particular category of consumer and consumer real estate loans. The estimated loan loss allocation rate for each category is based on management’s experience. Additionally, consumer and consumer real estate loans are analyzed based on our actual loss rates, industry loss rates and loss rates of various peer bank groups. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous. We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all four loan portfolio segments is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the four loan segments and the allowance allocation as determined by the processes noted above for each segment is increased or decreased based on the incremental assessment of these various “environmental” factors.

We then test the resulting allowance balance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews the assessment prior to the filing of quarterly and annual financial information.

For the quarters ended March 31, 2006 and June 30, 2006, we assessed the allowance in two separate processes using methodologies for both the Pinnacle portfolios as the portfolios existed prior to the merger with Cavalry (the “Nashville market”) and the Rutherford County portfolio. Our methodology for the first two quarters of 2006 was consistent with the past methodologies of Pinnacle Financial and Cavalry on a stand-alone basis. In view of the acquisition, we evaluated the respective assessment methodologies and made certain changes as noted above and implemented such changes during the third quarter of 2006. The revised assessment methodology did not significantly impact our recorded allowance for loan losses.

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

Accounting for the Cavalry Acquisition - We recorded the assets and liabilities of Cavalry as of March 15, 2006 at estimated fair value. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of Cavalry. We also engaged a real estate appraisal firm to value the more significant properties that were acquired by us in the acquisition. We also engaged a firm to analyze the income tax implications of the assets and liabilities acquired as well as the deductibility of the various cash payments we and the former Cavalry made as a result of this merger. As a result, we consider the values we have assigned to the acquired assets and liabilities of Cavalry to be reasonable and consistent with the application of generally accepted accounting principles. However, we are still in the process of obtaining and evaluating certain other information. Accordingly, we may have to reassess our purchase price allocations. We believe that we will conclude the allocation of the purchase price to the acquired net assets during the first quarter of 2007.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Our annual assessment date is September 30. Should we determine in a future period that the goodwill recorded in connection with our acquisition of Cavalry has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Results of Operations

Our results for fiscal years 2006, 2005 and 2004 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Years ended		2006-2005	Year ended	2005-2004
	December 31,		Percent	December 31,	Percent
	2006	2005	Increase (Decrease)	2004	Increase (Decrease)

Interest income	$109,696	$46,308	136.9%	$27,679	67.3%
Interest expense	48,743	17,270	182.2%	7,415	132.9%
Net interest income	60,953	29,038	109.9%	20,264	43.3%
Provision for loan losses	3,732	2,152	73.4%	2,948	(27.0%)
Net interest income after provision for loan losses	57,221	26,886	112.8%	17,316	55.3%
Noninterest income	15,786	5,394	192.7%	4,978	8.4%
Noninterest expense	46,624	21,032	121.7%	14,803	42.1%
Net income before income taxes	26,383	11,248	134.6%	7,491	50.2%
Income tax expense	8,456	3,193	164.8%	2,172	47.0%
Net income	$17,927	$8,055	122.6%	$5,319	51.4%

Our results for the year ended December 31, 2006 included merger related expense. Excluding merger related expense from our net income resulted in diluted net income per common share for the year ended December 31, 2006 of $1.25. A comparison of these amounts to the same periods in 2005 and 2004 and a reconciliation of this non-GAAP financial measure follow:

Reconciliation of Non-GAAP financial measures:
Net income	$17,927	$8,055	$5,319
Merger related expense net of tax of $642 for the year ended December 31, 2006	994	-	-
Net income excluding merger related expense	$18,921	$8,055	$5,319

Fully-diluted net income per common share	$1.18	$0.85	$0.61
Fully-diluted net income per common share, excluding merger related expense	$1.25	$0.85	$0.61

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

Pinnacle Financial believes that these non-GAAP financial measures excluding the impact of merger related expenses facilitate making period-to-period comparisons and are meaningful indications of its operating performance and because we believe that the information provides investors with additional information to evaluate our past financial results and ongoing operational performance.

Pinnacle Financial’s management utilizes this non-GAAP financial information to compare our operating performance versus the comparable periods in 2005 and 2004 and utilized non-GAAP diluted earnings per share for the 2006 fiscal year (excluding the merger related expenses) in calculating whether or not we met the performance targets of our 2006 Annual Cash Incentive Plan and our earnings per share targets in our restricted stock award agreements.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2006, we recorded net interest income of $60,953,000, which resulted in a net interest margin of 3.90%. For the year ended December 31, 2005, we recorded net interest income of $29,038,000, which resulted in a net interest margin of 3.60%. For the year ended December 31, 2004, we recorded net interest income of $20,264,000, which resulted in a net interest margin of 3.62% for the year.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2006 (dollars in thousands):

	2006			2005			2004
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$1,226,803	$92,006	7.50%	$562,061	$35,167	6.26%	$373,287	$19,910	5.34%
Securities:
Taxable	254,906	12,615	4.95%	204,532	9,086	4.44%	162,712	6,936	4.26%
Tax-exempt (2)	54,270	2,016	4.90%	31,578	1,116	4.66%	13,899	491	4.55%
Federal funds sold and other	53,562	3,059	6.87%	24,541	939	3.90%	17,610	342	1.94%
Total interest-earning assets	1,589,541	109,696	6.95%	822,712	46,308	5.68%	567,508	27,679	4.91%
Nonearning assets	189,675			47,322			29,872
Total assets	$1,779,216			$870,034			$597,380

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$171,637	$4,074	2.37%	$65,119	$659	1.01%	$38,544	$191	0.50%
Savings and money market	435,082	13,532	3.11%	250,136	4,860	1.94%	173,318	1,520	0.88%
Certificates of deposit	516,394	22,426	4.34%	256,056	8,171	3.19%	182,221	4,118	2.26%
Total deposits	1,123,113	40,032	3.56%	571,311	13,690	2.40%	394,083	5,829	1.48%

Securities sold under agreements to repurchase	101,144	4,329	4.28%	54,811	1,315	2.40%	20,466	104	0.51%
Federal funds purchased	1,260	66	5.26%	1,607	57	3.51%	1,705	24	1.43%
Federal Home Loan Bank advances	38,468	1,812	4.71%	42,326	1,222	2.89%	46,284	1,027	2.22%
Subordinated debt	37,372	2,504	6.70%	16,361	986	6.02%	10,310	431	4.18%
Total interest-bearing liabilities	1,301,357	48,743	3.75%	686,416	17,270	2.52%	472,848	7,415	1.57%
Noninterest-bearing deposits	259,585	-	-	120,007	-	-	78,616	-	-
Total deposits and interest-bearing liabilities	1,560,942	48,743	3.12%	806,423	17,270	2.14%	551,464	7,415	1.34%
Other liabilities	11,105			2,730			2,707
Stockholders' equity	207,169			60,881			43,209
	$1,779,216			$870,034			$597,380
Net interest income		$60,953			$29,038			$20,264
Net interest spread (3)			3.20%			3.16%			3.34%
Net interest margin			3.90%			3.60%			3.62%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2006 would have been 3.83% compared to a net interest spread for the years ended December 31, 2005 and 2004 of 3.54% and 3.56%, respectively.

As noted above, the net interest margin for 2006 was 3.90% compared to a net interest margin of 3.60% for the same period in 2005. The net change in the net interest margin was significant because the net increases in the yield on interest-earning assets was approximately 127 basis points compared to the increase in the rate paid on interest-bearing liabilities of 123 basis points. The net interest margin for 2004 was 3.62%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Our loan yields increased between 2006 and 2005 by 124 basis points. The pricing of a large portion of our loan portfolio is tied to our prime rate. Our weighted average prime rate for 2004 was 4.40% compared to 6.25% in 2005 and 8.02% in 2006. The rates were higher in 2006 and 2005 due to periodic increases in our prime lending rate which moves in concert with the Federal Reserve’s changes to its Federal funds rate.

•
We have been able to grow our funding base significantly. For asset/liability management purposes in 2005 and 2006, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio than in 2004. For 2006, average loan balances were 69% of total assets compared to 65% in 2005 and 62% in 2004. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation contributed to the increase in the overall total interest earning asset yields between the three years.

•
During 2006, overall deposit rates were higher than those rates for the comparable period in 2005 and 2004. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2006, as was the case with our prime lending rate, short-term rates were higher than in 2005 and 2004. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2006 compared to the previous periods which resulted in increased rates paid on interest bearing liabilities.

•
During 2006, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 62% of our total funding compared to 61% in 2005 and 56% in 2004. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings.

•
Also impacting the net interest margin during 2006 compared to 2005 and 2004 was pricing of our floating rate subordinated indebtedness which comprises approximately $30 million of our aggregate subordinated indebtedness as of December 31, 2006. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2006, the short-term interest rate environment was higher than previous years, and, as a result, the pricing for this funding source was higher in 2006. Additionally, in September 2005, we issued an additional $20 million in fixed rate subordinated indebtedness at a rate of 5.848% for the first five years with a floating rate determined in relation to three-month LIBOR thereafter.

Prior to the merger with Cavalry, Cavalry’s net interest margin was higher than ours. As a result, since the merger date, our net interest margin is higher compared to the same periods last year due to the impact of the net assets of Cavalry being included with our net assets and because Cavalry’s cost of funding were less than ours.

We believe that interest rates should remain fairly stable over the next few quarters. We also believe we will continue to increase net interest income through growth in earning assets with particular emphasis on floating rate lending. However, the additional revenues provided by increased floating rate loans may not be sufficient to overcome any immediate increases in funding costs such that we are unable to maintain our current net interest margin. As a result, even though our net interest income will continue to increase, our net interest margins will likely decrease due to new deposits being obtained at current market rates which are higher than our current average cost of funding and the continued competitive deposit pricing in our market area. We believe our net interest margin for 2007 should be within a range of 3.60% to 3.80%, compared to 3.74% for the fourth quarter of 2006.

Conversely, should interest rates begin to fluctuate over the next few quarters, we believe that in a rising interest rate environment we would be able to reprice our assets more quickly than our funding costs and thus we believe we would be able to grow our net interest income and net interest margins in such an environment. Conversely, in a falling rate environment, this would serve to have the opposite effect on our net interest income and net interest margins. In a falling rate environment, we may not be able to reduce our deposit funding costs as quickly as our assets would reprice due to market pressures, while our net interest income would not increase as fast as it would likely increase under a rising or stable interest rate environment.

Rate and Volume Analysis. Net interest income increased by $31,915,000 between the years ended December 31, 2006 and 2005 and by $8,774,000 between the years ended December 31, 2005 and 2004. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2006 Compared to 2005			2005 Compared to 2004
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$6,970	$49,869	$56,839	$3,434	$11,823	$15,257
Securities:
Taxable	1,043	2,486	3,529	293	1,857	2,150
Tax-exempt	76	824	900	15	610	625
Federal funds sold	729	1,391	2,120	345	252	597
Total interest-earning assets	8,818	54,570	63,388	4,087	14,542	18,629

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$886	$2,529	$3,415	$197	$271	$468
Savings and money market	2,927	5,745	8,672	1,837	1,503	3,340
Certificates of deposit	2,945	11,310	14,255	1,695	2,358	4,053
Total deposits	6,758	19,584	26,342	3,729	4,132	7,861
Securities sold under agreements to repurchase	1,031	1,983	3,014	387	824	1,211
Federal funds purchased	28	(19)	9	35	(2)	33
Federal Home Loan Bank advances	770	(180)	590	310	(115)	195
Subordinated debt	111	1,407	1,518	190	365	555
Total interest-bearing liabilities	8,698	22,775	31,473	4,651	5,204	9,855
Net interest income	$120	$31,795	$31,915	$(564)	$9,338	$8,774

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The change attributed to rates and volumes (change in rate times change in volume) is considered above as a change in volume.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $3,732,000, $2,152,000 and $2,948,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Based upon our management's evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2006. A significant increase in loan growth and increased net-charge offs in 2006 were the primary reasons for the increased provision expense in 2006 when compared to 2005. A significant decrease in gross charge-offs, increases in recoveries of previously charged-off loans and improvement in the overall credit quality of our loan portfolio, net of the effect of an increase in loan volumes, were the primary causes for the decrease in our provision for loan losses in 2005 when compared to 2004.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National's regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year and may diminish over time as our lending and industry concentration limits increase.

The following is the makeup of our noninterest income for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):
	Years ended		2006-2005	Year ended	2005-2004
	December 31,		Percent	December 31,	Percent
	2006	2005	Increase (Decrease)	2004	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$4,645	$978	374.9%	$956	2.3%
Investment services	2,463	1,836	34.2%	1,657	10.8%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	1,448	1,096	32.1%	760	44.2%
Gains on loan participations sold, net	420	152	176.3%	514	(70.4%)
Insurance sales commissions	2,123	-	-	-	-
Gain on sale of investment securities, net	-	114	(100.0%)	357	(68.1%)
Trust fees	1,181	-	-	-	-
Other noninterest income:
ATM and other consumer fees	1,796	90	1895.6%	58	55.2%
Letters of credit fees	506	527	(4.0%)	272	93.8%
Bank-owned life insurance	470	74	535.1%	78	(5.1%)
Equity in earnings of Collateral Plus, LLC	120	216	(44.4%)	9	-
Other noninterest income	614	311	97.4%	317	(1.9%)
Total noninterest income	$15,786	$5,394	192.7%	$4,978	8.4%

Service charge income for 2006 increased over that of 2005 and 2004 due to increased volumes from our Rutherford County market and an increase in the number of Nashville deposit accounts subject to service charges. However, for the Nashville accounts, the increase in service charges in 2006 when compared to 2005 and 2004 was offset by the earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate serves to reduce the deposit service charges for our commercial customers and is based on the average balances of their checking accounts at Pinnacle National.

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2006, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $597 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $441 million at December 31, 2005. Additionally, at December 31, 2006, our trust department was receiving fees on approximately $395 million in assets and in 2006 we earned $2.1 million for insurance commissions. Following our merger with Cavalry, we now offer trust services through Pinnacle National’s trust division and insurance services through Miller and Loughry Insurance and Services, Inc. which we believe will increase our noninterest income in future periods.

Additionally, mortgage related fees also provided for a significant portion of the increase in noninterest income between 2006 and previous periods. These mortgage fees are for loans originated in both the Nashville and Rutherford County markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At December 31, 2006 and pursuant to participation agreements with these correspondents, we had participated approximately $95.4 million of originated loans to these other banks compared to $60.3 million at December 31, 2005. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $420,000, $152,000 and $234,000 during each of the years in the three-year period ended December 31, 2006 related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Cavalry merger has resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.

During 2004, we sold a loan to an individual and recorded a gain on the sale of this loan of $280,000, which is also included in gains on sale of loans. We had acquired this loan in a settlement agreement with a borrower for which we had no basis in the loan.

Also included in noninterest income for 2005 and 2004, were net gains of approximately $114,000 and $357,000 realized from the sale of available-for-sale securities.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2006 compared to previous periods due primarily to the merger with Cavalry as Cavalry had a larger presence in these business lines than we did.

Noninterest income from the cash surrender value of bank-owned life insurance increased significantly between 2006 and the previous periods. In connection with the Cavalry merger, we became the owner and beneficiary of several life insurance policies on former Cavalry executives. These policies were acquired by Cavalry in connection with a supplemental retirement plan for these former Cavalry executives.

At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the years ended December 31, 2006 and 2005 was $120,000 and $216,000, respectively.

Additional other noninterest income increased by approximately $303,000 during 2006 when compared to 2005 and decreased by $6,000 in 2005 when compared to 2004. Most of these revenues are for loan late charges and other fees.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Years ended		2006-2005	Year ended	2005-2004
	December 31,		Percent	December 31,	Percent
	2006	2005	Increase (Decrease)	2004	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$18,017	$8,592	109.7%	$5,897	45.7%
Commissions	1,298	714	81.8%	610	17.0%
Other compensation, primarily incentives	4,209	2,101	100.3%	1,217	72.6%
Equity compensation expenses	1,475	245	502.0%	43	469.8%
Employee benefits and other	2,470	1,479	67.0%	1,279	15.6%
Total salaries and employee benefits	27,469	13,131	109.2%	9,046	45.2%
Equipment and occupancy	7,522	3,767	99.7%	2,406	56.6%
Marketing and business development	1,234	698	76.8%	607	15.0%
Postage and supplies	1,510	618	144.3%	492	25.6%
Amortization of core deposit intangible	1,783	-	-	-	-
Other noninterest expense:
Accounting and auditing	742	646	14.9%	540	19.6%
Consultants, including independent loan review	320	123	160.2%	182	(32.4)%
Legal, including borrower-related charges	310	245	26.5%	280	(12.5)%
OCC exam fees	257	182	41.2%	131	38.9%
Directors' fees	257	229	12.2%	138	65.9%
Insurance, including FDIC assessments	687	322	113.4%	256	25.8%
Other noninterest expense	2,897	1,071	170.5%	725	47.7%
Total other noninterest expense	5,470	2,818	94.1%	2,252	25.1%
Merger related expense	1,636	-	-	-	-
Total noninterest expense	$46,624	$21,032	121.7%	$14,803	42.1%

Expenses have generally increased between the above periods due to our merger with Cavalry, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. Additionally, we adopted SFAS No. 123(R) in 2006 which addresses the accounting for employee equity based incentives. Our compensation expense will increase in all future periods as a result of adopting this accounting pronouncement. In 2006, approximately $1.01 million of compensation expense related to stock options is included in equity compensation expense.

At December 31, 2006, we employed 404.0 full time equivalent employees compared to 156.5 at December 31, 2005 and 122.0 at the end of 2004. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Included in the salary and employee benefits amounts for the years ended December 31, 2006, 2005 and 2004, were $4,104,000, $2,031,000 and $1,135,000, respectively, related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. For 2006, the actual award to be paid to qualifying associates equaled 120% of their targeted award. For 2005, the actual award to be paid to associates equaled 100% of their targeted award compared to 80% in 2004. The incentive plan for 2007 is expected to be structured similarly to prior year plans in that the award is based on the achievement of soundness and earnings objectives. Because of the relative experience of our associates, our compensation costs are, and we expect will continue to be, higher on a per associate basis than other financial institutions of a similar asset size; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.

Equipment and occupancy expenses in 2006 were greater than the 2005 amount by 99.7% due primarily to the additional branches and equipment acquired with the Cavalry merger. Additionally, during 2004, we opened a new branch office in the West End area of Nashville. In January of 2005 we opened an office in Franklin, Tennessee and in the second quarter of 2005 we opened an office in Hendersonville, Tennessee. We plan on opening an office in the Donelson area of Nashville, Tennessee in the first quarter of 2007. These branch additions contributed to the increase in our equipment and occupancy expenses throughout the three year period and will contribute to increases in expenses in the future.

Marketing and other business development and postage and supplies expenses are higher in 2006 compared to 2005 and 2004 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses. The addition of customers from the Cavalry merger had a direct impact on these increased charges.

Other noninterest expenses increased 94.1% in 2006 over 2005 and 25.1% in 2005 over 2004. Most of these increases are attributable to increased audit and accounting fees, legal fees and insurance expenses. Also contributing to the increases in 2006 are incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses and other items which have increased significantly as a result of the Cavalry merger.

Included in noninterest expense for 2006 is $1.78 million of amortization of the core deposit intangible and $1.64 million of merger related expenses directly associated with the Cavalry merger. In connection with the Cavalry merger, we recognized an intangible asset of $13.2 million related to the fair value of Cavalry’s core deposit base as of the merger date. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the year ended December 31, 2006, approximately $1.78 million was recognized in the statement of income. Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next five years with lesser amounts for the remaining two years.

The merger related charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition. We do not anticipate any additional merger related expenses associated with the Cavalry transaction in 2007.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.8% in 2006 compared to 61.1% in 2005 and to 58.6% in 2004. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes. The effective income tax expense rate for the year ended December 31, 2006 was approximately 32.1%, compared to an effective income tax expense rate for years ended December 31, 2005 and 2004 of approximately 28.4% and 29.0%, respectively. The increase in the effective tax rate in 2006 was due primarily to the additional earnings being taxed at a higher rate as the various tax savings initiatives (e.g., municipal bond income) had a lesser impact in 2006 when compared to the previous periods. Additionally, the impact of our incentive stock options and their treatment pursuant to the adoption of SFAS No. 123(R) also contributed to the increase in our effective rate in 2006.

The lower effective tax rate in 2005 and 2004 was primarily due to additional tax-exempt investment income and the formation of a real estate investment trust during the fourth quarter of 2004, which provides us with an alternative vehicle for raising capital should we so desire. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits which also lowered our effective tax rate. Also for 2005 and 2004 our effective rate was impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits to be realized thru 2010. The credit available for each of the years in the three-year period ended December 31, 2006 was $300,000. Pinnacle Financial believes that it and its subsidiary has complied with the various regulatory provisions of the New Markets Tax Credit program and has claimed the credit in its 2004 and 2005 Federal income tax return and will claim the credit in 2006.

Financial Condition

Our consolidated balance sheet at December 31, 2006 reflects significant growth since December 31, 2004. Total assets grew from $727 million at December 31, 2004 to $1.02 billion at December 31, 2005 to $2.14 billion at December 31, 2006. Total deposits grew $812 million during 2006 and $239 million during 2005. Excluding the deposits acquired with the Cavalry acquisition on March 15, 2006 of $584 million, total deposits increased by $228 million in 2006. We invested substantially all of the additional deposits and other fundings in loans, which grew by $850 million (of which $551 million was acquired with the Cavalry acquisition) and $176 million during 2005, and securities, which increased by $67 million in 2006 (of which $39 million was acquired with the Cavalry acquisition) and $71 million in 2005.

Loans. The composition of loans at December 31 for each of the past five years and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$284,302	19.0%	$148,102	22.9%	$117,123	24.8%	$68,507	23.1%	$58,965	28.1%
Commercial real estate - Construction	161,903	10.8%	30,295	4.7%	8,428	1.8%	8,211	2.8%	5,397	2.6%
Commercial - Other	608,530	40.6%	239,129	36.9%	189,456	40.1%	129,882	43.7%	98,722	47.1%
Total commercial	1,054,735	70.4%	417,526	64.4%	315,007	66.7%	206,600	69.6%	163,084	77.8%
Consumer real estate - Mortgage	299,627	20.0%	169,953	26.2%	126,907	26.9%	76,042	25.6%	37,533	17.9%
Consumer real estate - Construction	91,194	6.1%	37,372	5.8%	14,991	3.2%	3,077	1.0%	1,971	0.9%
Consumer - Other	52,179	3.5%	23,173	3.6%	15,457	3.3%	11,285	3.8%	7,155	3.4%
Total consumer	443,000	29.6%	230,498	35.6%	157,355	33.3%	90,404	30.4%	46,659	22.2%
Total loans	$1,497,735	100.0%	$648,024	100.0%	$472,362	100.0%	$297,004	100.0%	$209,743	100.0%

Primarily due to the Cavalry merger, we have increased the percentage of our outstanding loans in commercial real estate construction significantly. These types of loans require that we maintain effective credit and construction monitoring systems. Also as a result of the Cavalry merger, we have increased our resources in this area so that we can attempt to effectively manage this area of exposure through utilization of experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.

The following table classifies our fixed and variable rate loans at December 31, 2006 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2006
	Fixed	Variable		At December 31,	At December 31,
	Rates	Rates	Totals	2006	2005
Based on contractual maturity:
Due within one year	$81,576	$531,615	$613,191	40.9%	34.5%
Due in one year to five years	444,357	152,627	596,984	39.9%	39.4%
Due after five years	79,557	208,003	287,560	19.2%	26.0%
Totals	$605,490	$892,245	$1,497,735	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	$689,954	$689,954	46.1%	53.5%
Due within one year	81,576	122,144	203,720	13.6%	9.6%
Due in one year to five years	444,357	68,203	512,560	34.2%	28.8%
Due after five years	79,557	11,944	91,501	6.1%	8.1%
Totals	$605,490	$892,245	$1,497,735	100.0%	100.0%

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

We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral. Furthermore, we have an internal limit for aggregate indebtedness to a single borrower of $15 million. Our loan policy requires that our board of directors approve any relationships that exceed this internal limit.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2006, we had $7,070,000 in loans on nonaccrual compared to $460,000 at December 31, 2005. The increase in nonperforming loans between December 31, 2005 and December 31, 2006 was primarily related to loans acquired from Cavalry and identified as being impaired as discussed more fully below and several larger loans identified in the fourth quarter of 2006.

At December 31, 2006, we owned $995,000 in real estate which we had acquired from borrowers. Substantially all of this amount relates to homes that are in various stages of construction for which we believe we have adequate collateral.

There was approximately $737,000 in other loans 90 days past due and still accruing interest at December 31, 2006 compared to no loans at December 31, 2005. At December 31, 2006 and at December 31, 2005, no loans were deemed to be restructured loans. The following table is a summary of our nonperforming assets at December 31 for each of the years 2006, 2005, 2004, 2003 and 2002 (dollars in thousands):

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans (1)	$7,070	$460	$561	$379	$1,845
Restructured loans	-	-	-	-	-
Other real estate owned	995	-	-	-	-
Total nonperforming assets	8,065	460	561	379	1,845
Accruing loans past due 90 days or more	737	0	146	182	22
Total nonperforming assets and accruing loans past due 90 days or more	8,802	460	707	561	1,867
Total loans outstanding	$1,497,735	$648,024	$472,362	$297,004	$209,743

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.59%	0.07%	0.15%	0.19%	0.89%
Ratio of nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	54.61%	5.85%	12.51%	15.08%	69.74%

(1)
Interest income that would have been recorded in 2006 related to nonaccrual loans was $283,000 compared to $21,000 for the year ended December 31, 2005 and $41,000 for the year ended December 31, 2004, none of which is included in interest income or net income for the applicable periods.

Potential problem assets, which are not included in nonperforming assets, amounted to approximately $6.0 million, or 0.24% of total loans outstanding at December 31, 2006, compared to $1.3 million, or 0.20% of total loans outstanding at December 31, 2005. Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of December 31, 2006 and December 31, 2005, our allowance for loan losses was $16,118,000 and $7,858,000, respectively, which our management deemed to be adequate at each of the respective dates. The significant increase in our ALL was primarily the result of our merger with Cavalry. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

Approximately 70% of our loan portfolio at December 31, 2006 consisted of commercial loans compared to 64% at December 31, 2005. We periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have significant credit exposures arising from loans outstanding and unfunded lines of credit to borrowers in the home building and land subdividing industry, the trucking industry and to lessors of residential and commercial properties. We evaluate our exposure level to these industry groups periodically to determine the amount of additional allowance allocations due to these concentrations.

The following table sets forth, based on management's best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to the total loans (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$4,550	19.0%	$1,488	22.9%	$1,205	24.8%	$723	23.1%	$508	28.1%
Commercial real estate - Construction	2,591	10.8%	630	4.7%	188	1.8%	103	2.8%	59	2.6%
Commercial - Other	6,517	40.6%	2,305	36.9%	1,711	40.1%	1,236	43.7%	977	47.1%
Total commercial	13,658	70.4%	4,423	64.4%	3,104	66.7%	2,062	69.6%	1,544	77.8%
Consumer real estate - Mortgage	913	20.0%	1,286	26.2%	869	26.9%	607	25.6%	392	17.9%
Consumer real estate - Construction	278	6.1%	60	5.8%	39	3.2%	10	1.0%	13	0.9%
Consumer - Other	870	3.5%	552	3.6%	396	3.3%	320	3.8%	193	3.4%
Total consumer	2,061	29.6%	1,898	35.6%	1,304	33.3%	937	30.4%	598	22.2%
Unallocated	399	NA	1,537	NA	1,242	NA	720	NA	535	NA
Total allowance for loan losses	$16,118	100.0%	$7,858	100.0%	$5,650	100.0%	$3,719	100.0%	$2,677	100.0%

In periods prior to 2006, the unallocated portion of the allowance consisted of dollar amounts specifically set aside for certain general factors influencing the allowance. These factors included ratio trends and other factors not specifically allocated to each category. Establishing the percentages for these factors was largely subjective but was supported by economic data, changes made in lending functions, and other support where appropriate. In 2006, the unallocated portion decreased significantly, due to a more comprehensive and refined model adopted to assess the adequacy of our allowance for loan losses. As a result, in 2006, the model was refined to embed many of the factors previously included in the unallocated portion of the allowance in the allocated amounts above for each category. This enhancement established a method whereby national and economic factors, concentrations in market segments, loan review and portfolio performance could be assigned to these specific categories.

The following is a summary of changes in the allowance for loan losses for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the year ended December 31,
	2006	2005	2004	2003	2002
Balance at beginning of period	$7,858	$5,650	$3,719	$2,677	$1,832
Provision for loan losses	3,732	2,152	2,948	1,157	938
Allowance from Cavalry acquisition	5,102
Charged-off loans:
Commercial real estate - Mortgage	-	-	-	-	-
Commercial real estate - Construction	-	-	-	-	(91)
Commercial - Other	(436)	(61)	(50)	-	-
Consumer real estate - Mortgage	(46)	(38)	(834)	(123)	-
Consumer real estate - Construction	-	-	-	-	-
Consumer - Other	(336)	(109)	(148)	(44)	(2)
Total charged-off loans	(818)	(208)	(1,032)	(167)	(93)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	-	-	-	-	-
Commercial real estate - Construction	-	-	2	49	-
Commercial - Other	166	3	-	-	-
Consumer real estate - Mortgage	-	231	-	-	-
Consumer real estate - Construction	-	-	-	-	-
Consumer - Other	78	30	13	3	-
Total recoveries of previously charged-off loans	244	264	15	52	-
Net (charge-offs) recoveries	(574)	56	(1,017)	(115)	(93)
Balance at end of period	$16,118	$7,858	$5,650	$3,719	$2,677

Ratio of allowance for loan losses to total loans outstanding at end of period	1.08%	1.21%	1.20%	1.25%	1.28%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.05%	(0.01)%	0.27%	0.05%	0.05%

Included in charged-off loans in 2006 was one commercial borrower of approximately $404,000 which had been on nonaccruing status since the fourth quarter of 2005. Included in the charged-off loans during 2004 were two loans totaling approximately $884,000, $834,000 of which had been on nonaccrual status since June of 2004. We recovered approximately $231,000 of these particular charge-offs in 2005.

As a relatively new institution (excluding the impact of Cavalry), we do not have extensive loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs as our losses materialize. We consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality (i.e., “impaired loans”).  SOP 03-03 does not apply to loans originated by us but does apply to the loans we acquired in our merger with Cavalry. Our assessment indicated that Cavalry had approximately $3.9 million of loans to which the application of the provisions of SOP 03-03 was required. As a result of the application of SOP 03-03, we recorded preliminary purchase accounting adjustments to reflect a reduction in loans and the allowance for loan losses of $1.0 million related to these impaired loans thus reducing the carrying value of these loans to $2.9 million at March 15, 2006. All of these loans were classified as nonperforming at December 31, 2006. The resulting impact on Cavalry’s allowance for loan losses at March 15, 2006 was as follows:

Impact of SOP 03-03 on Rutherford County’s allowance for loan losses at March 15, 2006	Before Application of SOP 03-03	Impact of Application SOP 03-03	After Application of SOP 03-03
Allowance for loan losses	$6,129	$1,027	$5,102
Fair value of Cavalry loans at acquisition date			$550,700
Allowance for loan losses to fair value of Cavalry loans at acquisition date	1.11%		0.93%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $346.5 million, $279.1 million and $208.2 million at December 31, 2006, 2005 and 2004, respectively.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2006, 2005 and 2004 (dollars in thousands):

	At December 31,
	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2006:
Securities available-for-sale:
Due in one year or less	$-	-%	$-	-%	$2,240	4.5%	$398	3.2%	$2,638	4.3%
Due in one year to five years	-	-%	30,105	4.7%	22,121	5.2%	1,427	3.4%	53,653	4.9%
Due in five years to ten years	-	-%	7,524	5.2%	28,848	5.4%	-	-%	36,372	5.4%
Due after ten years	-	-%	-	-%	8,750	5.7%	-	-%	8,750	5.7%
	$-	-%	$37,629	4.8%	$61,959	5.3%	$1,825	3.4%	$101,413	5.1%
Securities held-to-maturity:
Due in one year or less	$-	-%	$-	-%	$154	5.6%	$-	-%	$154	5.6%
Due in one year to five years	-	-%	15,750	4.2%	5,777	4.9%	-	-%	21,527	4.4%
Due in five years to ten years	-	-%	1,997	4.8%	3,579	5.0%	-	-%	5,576	4.9%
Due after ten years	-	-%	-	-%	-	-%	-	-%	-	-%
	$-	-%	$17,747	4.3%	$9,510	5.0%	$-	-%	$27,257	4.5%
At December 31, 2005:
Securities available-for-sale:
Due in one year or less	$-	-%	$-	-%	$-	-%	$404	3.3%	$404	3.3%
Due in one year to five years	-	-%	16,205	4.3%	5,105	4.5%	1,802	3.4%	23,112	4.3%
Due in five years to ten years	-	-%	14,315	5.1%	19,787	5.2%	-	-%	34,102	5.2%
Due after ten years	-	-%	-	-%	7,245	5.5%	-	-%	7,245	5.5%
	$-	-%	$30,520	4.7%	$32,137	5.2%	$2,206	3.4%	$64,863	4.9%
Securities held-to-maturity:
Due in one year or less	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
Due in one year to five years	-	-%	15,750	4.2%	4,010	5.0%	-	-%	19,760	4.4%
Due in five years to ten years	-	-%	1,997	5.0%	5,574	5.0%	-	-%	7,571	5.0%
Due after ten years	-	-%	-	-%	-	-%	-	-%	-	-%
	$-	-%	$17,747	4.3%	$9,584	5.0%	$-	-%	$27,331	4.5%
At December 31, 2004:
Securities available-for-sale:
Due in one year or less	$-	-%	$-	-%	-	-%	-	-%	-	-%
Due in one year to five years	-	-%	2,982	3.5%	-	-%	2,270	3.4%	5,252	3.5%
Due in five years to ten years	-	-%	23,001	4.7%	7,409	5.0%	-	-%	30,410	4.8%
Due after ten years	-	-%	1,291	5.5%	5,094	5.4%	-	-%	6,385	5.4%
	$-	-%	$27,274	4.6%	$12,503	5.2%	$2,270	3.4%	$42,047	4.7%
Securities held-to-maturity:
Due in one year or less	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
Due in one year to five years	-	-%	3,250	4.1%	844	4.3%	-	-%	4,094	4.1%
Due in five years to ten years	-	-%	14,496	4.3%	7,953	5.0%	-	-%	22,449	4.5%
Due after ten years	-	-%	-	-%	1,053	5.3%	-	-%	1,053	5.3%
	$-	-%	$17,746	4.3%	$9,850	5.0%	$-	-%	$27,596	4.5%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $1.62 billion of deposits at December 31, 2006 compared to $810 million at December 31, 2005. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide them with short-term returns for their excess funds) amounted to $141.0 million at December 31, 2006 and $65.8 million at December 31, 2005. Additionally, at December 31, 2006, we had borrowed $53.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $41.5 million at December 31, 2005.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2006 and December 31, 2005 (dollars in thousands):

	December 31,		December 31,
	2006	Percent	2005	Percent
Core funding:
Noninterest-bearing deposit accounts	$300,978	16.1%	$155,811	16.4%
Interest-bearing demand accounts	236,674	12.7%	72,521	7.6%
Savings and money market accounts	485,936	26.0%	304,162	32.1%
Time deposit accounts less than $100,000	158,687	8.5%	31,408	3.3%
Total core funding	1,182,275	63.3%	563,902	59.5%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	98,286	5.3%	106,928	11.3%
Brokered deposits	61,718	3.3%	55,360	5.8%
Other time deposits	280,132	15.0%	83,961	8.9%
Securities sold under agreements to repurchase	141,016	7.5%	65,834	6.9%
Federal Home Loan Bank advances	53,726	2.9%	41,500	4.4%
Subordinated debt	51,548	2.8%	30,929	3.3%
Total non-core funding	686,426	36.7%	384,512	40.5%
Totals	$1,868,701	100.0%	$948,414	100.0%

The amount of time deposits issued in amounts of $100,000 or more as of December 31, 2006 and 2005 amounted to $440.1 million and $246.2 million, respectively. The following table shows our time deposits over $100,000 by category at December 31, 2006, based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months (dollars in thousands):

At December 31, 2006
Three months or less	$176,732
Over three but less than six months	84,734
Over six but less than twelve months	81,186
Over twelve months	97,484
$440,136

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

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.16% at December 31, 2006) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.02% at December 31, 2006) which is set each quarter and mature on September 30, 2036.

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

Capital Resources. At December 31, 2006 and 2005, our stockholders’ equity amounted to $256.0 million and $63.4 million, respectively. The 2006 increase of $192.6 million was primarily attributable to $171.1 million of common stock issued in connection with the Cavalry acquisition and $18.8 million in comprehensive income, which was composed of $17.9 million in net income and $853,000 of net unrealized holding gains associated with our available-for-sale portfolio. During 2005, stockholders’ equity increased by $5.5 million due primarily to $8.1 million in net income offset by other comprehensive loss of $2.9 million attributable to the after tax decrease in the fair value of our available-for-sale securities portfolio.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities and the laws of the State of Tennessee. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle National's earnings, capital position, financial condition, anticipated growth rates and other factors.

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

Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed (e.g., within three months or one year). The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities (i.e., “asset sensitive”). A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets (i.e., “liability sensitive”). During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At December 31, 2006 and 2005, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2006, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $53.7 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rate Ranges
2007	$28,054	3.2% to 5.4%
2008	10,054	4.8%
2009	15,054	5.0%
2010-2019	564	2.3%
Total	$53,726
Weighted average interest rate		5.0%

At December 31, 2006, brokered certificates of deposit approximated $61.7 million which represented 3.3% of total fundings compared to $55.4 million and 5.8% at December 31, 2005. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds), Federal Home Loan Bank of Cincinnati advances and Federal funds purchased. Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2006 is as follows (dollars in thousands):

	2006	2005	2004
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$141,016	$65,834	$31,928
Federal Home Loan Bank advances	25,000	29,500	25,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	4.33%	3.16%	0.90%
Federal Home Loan Bank advances	5.36%	3.21%	2.52%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$166,520	$69,767	$31,928
Federal funds purchased	9,985	18,702	10,000
Federal Home Loan Bank advances	25,000	35,500	31,000

Average balances for the year:
Securities sold under agreements to repurchase	$101,144	$54,811	$20,466
Federal funds purchased	1,260	1,607	1,705
Federal Home Loan Bank advances	6,284	24,208	18,250

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	4.28%	2.40%	0.51%
Federal funds purchased	5.26%	3.51%	1.43%
Federal Home Loan Bank advances	4.70%	2.65%	2.01%

At December 31, 2006, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA.
The following table presents additional information about our contractual obligations as of December 31, 2006, which by their terms have contractual maturity and termination dates subsequent to December 31, 2006 (dollars in thousands):

	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit	$462,839	$114,694	$21,280	$10	$598,823
Securities sold under agreements to repurchase	141,016	-	-	-	141,016
Federal Home Loan Bank advances	28,054	25,109	109	454	53,726
Subordinated debt	-	10,310	41,238	-	51,548
Minimum operating lease commitments	1,223	2,464	2,308	10,329	16,324
Totals	$633,132	$152,577	$64,935	$10,793	$861,437

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At December 31, 2006, we had outstanding standby letters of credit of $53.0 million and unfunded loan commitments outstanding of $532.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2006, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of December 31, 2006, which by their terms have contractual maturity dates subsequent to December 31, 2006 (dollars in thousands):

	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$341,751	$85,698	$20,923	$84,011	$532,383
Letters of credit	44,555	8,219	187	-	52,961
Totals	$386,306	$93,917	$21,110	$84,011	$585,344

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48 on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF No. 06-4 on its consolidated financial statements.

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

SFAS No. 157, “Fair Value Measurements” - SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of EITF 06-5 on its consolidated financial statements.

FASB Statement No. 158, “An Amendment to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued September 29, 2006. SFAS No. 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of “delayed” items should be considered in other comprehensive income. The effective date of SFAS No. 158 for public entities is for fiscal years ending after December 15, 2006. SFAS No. 158 did not have a material impact on Pinnacle Financial’s 2006 consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for Pinnacle Financial’s fiscal year ending December 31, 2006. SAB 108 did not have a material impact on our 2006 consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 40 through 44 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiaries

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

Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In conducting the Pinnacle Financial Partners, Inc.'s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisition of Cavalry Bancorp, Inc. (Cavalry), which was completed by Pinnacle Financial Partners, Inc. on March 15, 2006.  At the acquisition date, total assets of Cavalry totaled $672 million.  Further information concerning the acquisition of Cavalry appears in Note 2, Merger with Cavalry Bancorp, Inc., to the accompanying audited consolidated financial statements. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Pinnacle Financial Partners, Inc.’s independent registered public accounting firm has issued an audit report on Pinnacle Financial Partners Inc.’s management’s assessment of the company’s internal control over financial reporting. This report appears on page 48 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Pinnacle Financial Partners, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 14 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Pinnacle Financial Partners, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Cavalry Bancorp, Inc. (Cavalry) on March 15, 2006. Total assets of Cavalry at the acquisition date totaled $672 million. Management excluded Cavalry’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Cavalry.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 20, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
February 20, 2007

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2005

Cash and noninterest-bearing due from banks	$43,611,533	$25,935,948
Interest-bearing due from banks	1,041,174	839,960
Federal funds sold	47,866,143	31,878,362
Cash and cash equivalents	92,518,850	58,654,270

Securities available-for-sale, at fair value	319,237,428	251,749,094
Securities held-to-maturity (fair value of $26,594,235 and $26,546,297 at December 31, 2006 and December 31, 2005, respectively)	27,256,876	27,331,251
Mortgage loans held-for-sale	5,654,381	4,874,323

Loans	1,497,734,824	648,024,032
Less allowance for loan losses	(16,117,978)	(7,857,774)
Loans, net	1,481,616,846	640,166,258

Premises and equipment, net	36,285,796	12,915,595
Investments in unconsolidated subsidiaries and other entities	16,200,684	6,622,645
Accrued interest receivable	11,019,173	4,870,197
Goodwill	114,287,640	-
Core deposit intangible	11,385,006	-
Other assets	26,724,183	9,588,097
Total assets	$2,142,186,863	$1,016,771,730
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	300,977,814	155,811,214
Interest-bearing	236,674,425	72,520,757
Savings and money market accounts	485,935,897	304,161,625
Time	598,823,167	277,657,129
Total deposits	1,622,411,303	810,150,725
Securities sold under agreements to repurchase	141,015,761	65,834,232
Federal Home Loan Bank advances	53,725,833	41,500,000
Subordinated debt	51,548,000	30,929,000
Accrued interest payable	4,952,422	1,884,596
Other liabilities	12,516,523	3,036,752
Total liabilities	1,886,169,842	953,335,305
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding:	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 15,446,074 issued and outstanding at December 31, 2006 and 8,426,551 issued and outstanding at December 31, 2005	15,446,074	8,426,551
Additional paid-in capital	211,502,516	44,890,912
Unearned compensation	-	(169,689)
Retained earnings	31,109,324	13,182,291
Accumulated other comprehensive loss net of taxes	(2,040,893)	(2,893,640)
Total stockholders’ equity	256,017,021	63,436,425
Total liabilities and stockholders’ equity	$2,142,186,863	$1,016,771,730

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,

	2006	2005	2004
Interest income:
Loans, including fees	$92,005,602	$35,166,671	$19,909,900
Securities:
Taxable	12,614,623	9,086,134	6,935,902
Tax-exempt	2,016,044	1,115,486	490,757
Federal funds sold and other	3,059,750	939,369	342,470
Total interest income	109,696,019	46,307,660	27,679,029

Interest expense:
Deposits	40,032,020	13,690,649	5,829,395
Securities sold under agreements to repurchase	4,329,327	1,315,122	104,085
Federal funds purchased and other borrowings	4,381,878	2,263,851	1,481,072
Total interest expense	48,743,225	17,269,622	7,414,552
Net interest income	60,952,794	29,038,038	20,264,477
Provision for loan losses	3,732,032	2,151,966	2,948,423
Net interest income after provision for loan losses	57,220,762	26,886,072	17,316,054

Noninterest income:
Service charges on deposit accounts	4,645,685	977,386	955,851
Investment sales commissions	2,463,205	1,835,757	1,656,743
Insurance sales commissions	2,122,702	-	-
Gains on loans and loan participations sold	1,868,184	1,247,898	1,274,331
Trust fees	1,180,839	-	-
Gains on sales of investment securities, net	-	114,410	357,196
Other noninterest income	3,505,903	1,218,123	734,449
Total noninterest income	15,786,518	5,393,574	4,978,570

Noninterest expense:
Salaries and employee benefits	27,469,275	13,130,779	9,046,490
Equipment and occupancy	7,521,602	3,766,593	2,405,613
Marketing and other business development	1,234,497	698,232	606,841
Postage and supplies	1,510,048	618,060	492,254
Amortization of core deposit intangible	1,783,230	-	-
Other noninterest expense	5,469,777	2,818,352	2,252,233
Merger related expense	1,635,831	-	-
Total noninterest expense	46,624,260	21,032,016	14,803,431
Net income before income taxes	26,383,020	11,247,630	7,491,193
Income tax expense	8,455,987	3,192,362	2,172,283
Net income	$17,927,033	$8,055,268	$5,318,910

Per share information:
Basic net income per common share	$1.28	$0.96	$0.69
Diluted net income per common share	$1.18	$0.85	$0.61
Weighted average common shares outstanding:
Basic	13,954,077	8,408,663	7,750,943
Diluted	15,156,837	9,464,500	8,698,139

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

For the each of the years in the three-year period ended December 31, 2006

	Common Stock		Additional Paid-in	Unearned	Retained Earnings (Accumulated)	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Equity
Balances, December 31, 2003	7,384,106	$7,384,106	$26,990,894	$-	$(189,155)	$150,536	$34,336,381
Exercise of employee incentive common stock options and related tax benefits	23,780	23,780	94,333	-	-	-	118,113
Proceeds from the sale of common stock (less offering expenses of $1,357,833)	977,500	977,500	17,214,667	-	-	-	18,192,167
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	3,846	3,846	76,413	(80,259)	-	-	-
Compensation expense for restricted shares	-	-	-	43,009	-	-	43,009
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	-	-	-	-	(2,732)	-	(2,732)
Comprehensive income:
Net income	-	-	-	-	5,318,910	-	5,318,910
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $77,023	-	-	-	-	-	(125,673)	(125,673)
Total comprehensive income							5,193,237
Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee incentive common stock options and related tax benefits	20,953	20,953	153,808	-	-	-	174,761
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	16,366	16,366	360,797	(377,163)	-	-	-
Compensation expense for restricted shares	-	-	-	244,724	-	-	244,724
Comprehensive income:
Net income	-	-	-	-	8,055,268	-	8,055,268
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $1,788,761	-	-	-	-	-	(2,918,503)	(2,918,503)
Total comprehensive income							5,136,765
Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425
Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS 123(R)	-	-	(169,689)	169,689	-	-	-
Exercise of employee incentive common stock options and related tax benefits	130,168	130,168	1,240,724	-	-	-	1,370,892
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	22,057	22,057	(22,057)	-	-	-	-
Exercise of director common stock warrants	11,000	11,000	44,000	-	-	-	55,000
Compensation expense for restricted shares	-	-	465,003	-	-	-	465,003
Compensation expense for stock options	-	-	1,009,958	-	-	-	1,009,958
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	-	-	-	171,087,572
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	-	-	(187,609)	-	-	-	(187,609)
Comprehensive income:
Net income	-	-	-	-	17,927,033	-	17,927,033
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $521,886	-	-	-	-	-	852,747	852,747
Total comprehensive income							18,779,780
Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$-	$31,109,324	$(2,040,893)	$256,017,021

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
Operating activities:
Net income	$17,927,033	$8,055,268	$5,318,910
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on securities	629,634	1,130,766	1,050,687
Depreciation and net amortization	1,382,401	1,699,380	1,204,446
Provision for loan losses	3,732,032	2,151,966	2,948,423
Gains on sales of investment securities, net	-	(114,410)	(357,196)
Gain on loans and loan participations sold, net	(1,868,184)	(1,247,898)	(1,274,331)
Stock-based compensation expense	1,474,961	244,724	43,009
Deferred tax benefit	(1,164,336)	(575,755)	(922,286)
Tax benefit on exercise of stock awards	-	(50,535)	(1,912)
Excess tax benefit from stock compensation	(131,121)	-	-
Mortgage loans held for sale:
Loans originated	(131,971,094)	(102,874,134)	(69,020,758)
Loans sold	134,301,622	100,730,532	70,009,143
Increase in other assets	(6,103,122)	(3,155,825)	(1,399,138)
Increase (decrease) in other liabilities	(6,303,665)	2,177,477	(856,925)
Net cash provided by operating activities	11,906,161	8,171,556	6,742,072

Investing activities:
Activities in available for sale securities:
Purchases	(62,760,686)	(116,361,069)	(132,755,709)
Sales	-	6,791,867	28,461,405
Maturities, prepayments and calls	35,568,504	32,935,215	35,172,378
Increase in loans, net	(297,565,733)	(175,606,019)	(176,375,116)
Purchases of premises and equipment and software	(4,649,676)	(3,438,916)	(5,144,869)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc., net of acquisition costs	36,230,539	-	-
Purchases of other assets	(6,107,658)	(2,708,000)	(881,719)
Net cash used in investing activities	(299,284,710)	(258,386,922)	(251,523,630)

Financing activities:
Net increase in deposits	229,745,145	239,423,716	180,157,997
Net increase in repurchase agreements	75,181,529	33,906,372	16,877,750
Federal Home Loan Bank:
Issuances	56,000,000	62,000,000	48,000,000
Payments	(61,540,828)	(74,000,000)	(39,000,000)
Proceeds from issuance of subordinated debt	20,619,000	20,619,000	-
Net proceeds from sale of common stock	-	-	18,192,167
Exercise of common stock warrants	55,000	-	-
Exercise of common stock options	1,239,771	174,761	118,113
Excess tax benefit from stock compensation	131,121	-	-
Costs incurred in connection with registration of common stock issued in merger	(187,609)	-	-
Other	-	-	(2,732)
Net cash provided by financing activities	321,243,129	282,123,849	224,343,295
Net increase (decrease) in cash and cash equivalents	33,864,580	31,908,483	(20,438,263)
Cash and cash equivalents, beginning of period	58,654,270	26,745,787	47,184,050
Cash and cash equivalents, end of period	$92,518,850	$58,654,270	$26,745,787

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

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and Collateral Plus, LLC, are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.

Impairment— Long-lived assets, including purchased intangible assets subject to amortization, such as Pinnacle Financial’s core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Pinnacle Financial’s annual assessment date is as of September 30 such that the assessment will be completed during the fourth quarter of each year. Should we determine in a future period that the goodwill recorded in connection with our acquisition of Cavalry Bancorp, Inc. (“Cavalry”) has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2006 as follows:
	For the years ended December 31,
	2006	2005	2004
Cash Payments:
Interest	$50,752,304	$16,154,326	$7,252,494
Income taxes	8,280,000	3,802,633	3,681,817
Noncash Transactions:
Common stock and options issued to acquire Cavalry Bancorp, Inc. (see note 2)	171,087,572	-	-
Transfers of available-for-sale securities to held-to-maturity	-	-	27,655,669
Loans charged-off to the allowance for loan losses	818,467	207,647	1,032,378

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

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, management considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

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

Loans Held for Sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and payments have been received and are reflected in the accompanying consolidated statement of income in gains on the sale of loans and loan participations sold.

Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2006 and 2005, net deferred loan fees of $3,393,000 and net deferred costs of $111,000, respectively, were included in loans on the accompanying consolidated balance sheets. Net deferred loan fees at December 31, 2006 includes the unamortized discount of $3,206,000 assigned to the loan portfolio acquired from the Cavalry acquisition as more fully discussed in “Note 2 - Merger with Cavalry Bancorp, Inc.”

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb losses inherent in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review Pinnacle Financial’s allowance for loan losses, and may require Pinnacle Financial to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

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

Pinnacle National is the lessee with respect to several office locations. All such leases are being accounted for as operating leases within the accompanying consolidated financial statements. Several of these leases include rent escalation clauses. Pinnacle National expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2006, the deferred liability associated with these escalating rentals was approximately $503,000 and is included in other liabilities in the accompanying consolidated balance sheets.

Investments in unconsolidated subsidiaries and other entities — In addition to investments in unconsolidated subsidiaries, Pinnacle Financial maintains certain investments, at cost, with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship. These entities are the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of Cincinnati. At December 31, 2006 and 2005, the cost of these investments was $12,794,000 and $4,598,000, respectively. Pinnacle Financial determined that it is not practicable to estimate the fair value of these investments. Pinnacle Financial has not observed any events or changes in circumstances that would have had an adverse effect on the fair value of the investment. Such investments are reflected in the accompanying consolidated balance sheets in investments in unconsolidated subsidiaries and other entities.

Securities sold under agreements to repurchase — Pinnacle National routinely sells securities to certain treasury management customers and then repurchases these securities the next day. Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.

Other Assets — Included in other assets as of December 31, 2006 and 2005, is approximately $765,000 and $742,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2006, 2005 and 2004, Pinnacle Financial’s amortization expense was approximately $281,000, $272,000 and $162,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Included in other assets at December 31, 2006 is $995,000 of other real estate owned (OREO). Pinnacle National had no OREO at December 31, 2005. OREO represents properties acquired by Pinnacle National through loan defaults by customers. The property is recorded at the lower of cost or fair value minus estimated costs to sell at the date acquired. An allowance for losses on OREO may be maintained for subsequent valuation adjustments on a specific property basis, when necessary. Any gains or losses realized at the time of disposal are reflected in income.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle National is the owner and beneficiary of various life insurance policies on certain key executives, including policies that were acquired in its merger with Cavalry. These policies are reflected in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2006 and 2005, the aggregate cash surrender value of these policies, which is reflected in other assets, was $14,802,000 and $2,084,000, respectively.

Also included in other assets at December 31, 2006 and 2005 is $770,000 and $477,000, respectively, which is related to loan participations which have been sold to correspondent banks. These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial. These amounts are amortized against net interest income over the life of the loan. Amortization of these amounts was $127,000, $165,000 and $199,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Trust Fees - Trust fees are recognized when earned.

Insurance Sales Commissions - Insurance sales commissions are recognized as of the effective date of the policy and when the premium due under the policy can be reasonably estimated and when the premium is billable to the client, less a provision for commission refunds in the event of policy cancellation prior to termination date.

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

Income Per Common Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options, warrants and restricted shares. The dilutive effect of outstanding options, warrants and restricted shares is reflected in diluted earnings per share by application of the treasury stock method.

As of December 31, 2006 and 2005, there were common stock options outstanding to purchase 1,658,000 and 1,242,000 common shares, respectively. Most of these options have exercise prices (and in 2006, compensation costs attributable to current services), which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the years in the three year period ended December 31, 2006. There were common stock options of 287,000, and 21,000 outstanding as of December 31, 2006 and 2005, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of December 31, 2006, 2005 and 2004, Pinnacle Financial had outstanding warrants to purchase 395,000, 406,000 and 406,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for each of the years in the three-year period ended December 31, 2006.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2006:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	2006	2005	2004
Basic earnings per share calculation:
Numerator - Net income	$17,927,033	$8,055,268	$5,318,910

Denominator - Average common shares outstanding	13,954,077	8,408,663	7,750,943
Basic net income per share	$1.28	$0.96	$0.69

Diluted earnings per share calculation:
Numerator - Net income	$17,927,033	$8,055,268	$5,318,910

Denominator - Average common shares outstanding	13,954,077	8,408,663	7,750,943
Dilutive shares contingently issuable	1,202,760	1,055,837	947,196
Average diluted common shares outstanding	15,156,837	9,464,500	8,698,139
Diluted net income per share	$1.18	$0.85	$0.61

Stock-Based Compensation — On January 1, 2006, Pinnacle Financial adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as Pinnacle Financial formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 14 for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of income during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 and for the stock-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information for 2005, which is also detailed in Note 14 we accounted for forfeitures as they occurred.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:
Cash and cash equivalents	$37,420,210
Investment securities - available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,102,296	545,598,367
Goodwill	114,287,640
Core deposit intangible	13,168,236
Other assets	42,936,956
Total assets acquired	792,887,587

Deposits	583,992,422
Federal Home Loan Bank advances	17,766,661
Other liabilities	18,851,261
Total liabilities assumed	620,610,344
Total consideration paid for Cavalry	$172,277,243

As discussed more fully below, total consideration is comprised of $171.1 million in Pinnacle Financial common shares issued to former Cavalry shareholders and options issued to former Cavalry option holders and $1.2 million in acquisition costs. Pinnacle Financial is in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of December 31, 2006.

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

In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the year ended December 31, 2006, approximately $1.8 million was recognized in the accompanying statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next five years with lesser amounts for the remaining two years.

Pinnacle Financial also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. Pinnacle Financial also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities are being amortized into our statements of income using a method that approximates the level yield method over the anticipated

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lives of the underlying financial assets or liabilities. For the year ended December 31, 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $3.7 million. Based on the estimated useful lives of the acquired loans and deposits, Pinnacle Financial expects to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $4.0 million in subsequent years.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  At March 15, 2006, Pinnacle Financial identified $3.9 million in loans to which the application of the provisions of SOP 03-03 was required. The preliminary purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $1.0 million related to Cavalry’s impaired loans, thus reducing the carrying value of these loans to $2.9 million as of March 15, 2006. At December 31, 2006, the carrying value of these loans had been reduced to $2.6 million due to cash payments received from the borrowers.

The following pro forma income statements assume the merger was consummated on January 1, 2005. The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands).

	Year ended December 31,
	2006	2005(1)
Pro Forma Income Statements:
Net interest income	$65,071	$56,932
Provision for loan losses	4,713	2,880
Noninterest income	18,183	17,726
Noninterest expense (2):
Compensation	30,250	27,544
Other noninterest expense	19,988	19,918
Net income before taxes	28,303	24,316
Income tax expense	10,005	7,706
Net income	$18,298	$16,610

Pro Forma Per Share Information:
Basic net income per common share	$1.23	$1.09
Diluted net income per common share	$1.14	$1.01

Weighted average shares outstanding:
Basic	14,840,326	15,265,350
Diluted	16,043,087	16,426,733

(1)
In the first quarter of 2005, Cavalry recorded a tax benefit of $427,000 due to a cash distribution of dividends to the participants in their employee stock ownership plan. Excluding this benefit would have lowered pro forma net income for the year ended December 31, 2005 by $427,000 resulting in pro forma net income of $16,184,000 or $1.06 per basic share and $0.99 per fully-diluted share.

(2)
In preparation and as a result of the merger during 2006, Cavalry and Pinnacle Financial incurred significant merger related charges of approximately $11.7 million in the aggregate, primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased pro forma net income for year ended December 31, 2006 by $7.08 million resulting in net income of $11,217,000 and a basic and fully diluted pro forma net income per share of $0.76 and $0.70, respectively.

During the year ended December 31, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $1,636,000. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2006 and 2005, the average daily balance maintained at the Federal Reserve was approximately $600,000 and $593,000, respectively.

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2006 and 2005 are summarized as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agency securities	38,076,428	9,739	457,321	37,628,846
Mortgage-backed securities	220,397,093	455,203	3,028,241	217,824,055
State and municipal securities	62,215,952	131,412	388,124	61,959,240
Corporate notes	1,887,475	-	62,188	1,825,287
	$322,576,948	$596,354	$3,935,874	$319,237,428
Securities held-to-maturity:
U.S. government agency securities	$17,747,278	$-	$378,528	$17,368,700
State and municipal securities	9,509,648	-	284,113	9,225,535
	$27,256,876	$-	$662,641	$26,594,235
	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agency securities	31,054,469	-	534,899	30,519,570
Mortgage-backed securities	190,708,007	44,378	3,866,210	186,886,175
State and municipal securities	32,583,283	19,044	464,984	32,137,343
Corporate notes	2,300,442	-	94,436	2,206,006
	$256,646,201	$63,422	$4,960,529	$251,749,094
Securities held-to-maturity:
U.S. government agency securities	$17,746,883	$-	$441,208	$17,305,675
State and municipal securities	9,584,368	-	343,746	9,240,622
	$27,331,251	$-	$784,954	$26,546,297

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

At December 31, 2006, approximately $275,464,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities as of December 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,645,238	$2,638,716	$153,894	$153,633
Due in one year to five years	54,183,409	53,652,713	21,527,276	21,029,557
Due in five years to ten years	36,609,387	36,372,441	5,575,706	5,411,045
Due after ten years	8,741,891	8,749,503	-	-
Mortgage-backed securities	220,397,093	217,824,055	-	-
	$322,576,948	$319,237,428	$27,256,876	$26,594,235

At December 31, 2006 and 2005, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2006:

U.S. government agency securities	$-	$-	$47,988,246	$835,849	$47,988,246	$835,849
Mortgage-backed securities	13,959,080	68,965	149,496,521	2,959,276	163,455,601	3,028,241
State and municipal securities	13,975,595	47,071	35,660,379	625,166	49,635,974	672,237
Corporate notes	-	-	1,825,286	62,188	1,825,286	62,188
Total temporarily-impaired securities	$27,934,675	$116,036	$234,970,432	$4,482,479	$262,905,107	$4,598,515

At December 31, 2005:

U.S. government agency securities	$28,605,270	$463,534	$19,219,975	$512,573	$47,825,245	$976,107
Mortgage-backed securities	110,636,351	1,586,394	69,512,865	2,279,816	180,149,216	3,866,210
State and municipal securities	22,692,062	341,869	14,074,344	466,861	36,766,406	808,730
Corporate notes	-	-	2,206,006	94,436	2,206,006	94,436
Total temporarily-impaired securities	$161,933,683	$2,391,797	$105,013,190	$3,353,686	$266,946,873	$5,745,483

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans and Allowance for Loan Losses

The composition of loans at December 31, 2006 and 2005 is summarized as follows:

	2006	2005

Commercial real estate - Mortgage	$284,301,650	$148,102,053
Commercial real estate - Construction	161,903,496	30,295,106
Commercial - Other	608,529,830	239,128,969
Total Commercial	1,054,734,976	417,526,128
Consumer real estate - Mortgage	299,626,769	169,952,860
Consumer real estate - Construction	91,193,738	37,371,834
Consumer - Other	52,179,341	23,173,210
Total Consumer	442,999,848	230,497,904
Total Loans	1,497,734,824	648,024,032
Allowance for loan losses	(16,117,978)	(7,857,774)
Loans, net	$1,481,616,846	$640,166,258

Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. During 2005, Pinnacle Financial changed from using the Standard Industry Code classification system to the North American Industry Classification System. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2006 and 2005:

	2006	2005
Trucking industry	$89,862,000	$50,421,000
Lessors of nonresidential buildings	133,504,000	60,932,000
Lessors of residential buildings	65,791,000	17,956,000
Land subdividers	164,535,000	37,963,000
New housing operative builders	192,373,000	20,740,000

Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2006 are as follows:

	2006	2005	2004

Balance at beginning of period	$7,857,774	$5,650,014	$3,718,598
Charged-off loans	(818,467)	(207,647)	(1,032,378)
Recovery of previously charged-off loans	244,343	263,441	15,371
Allowance from Cavalry acquisition (see note 2)	5,102,296	-	-
Provision for loan losses	3,732,032	2,151,966	2,948,423
Balance at end of period	$16,117,978	$7,857,774	$5,650,014

At December 31, 2006 and 2005, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $7,070,000 and $460,000 at December 31, 2006 and 2005, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $283,000, $21,000 and $41,000 for each of the years in the three-year period ended December 31, 2006, respectively. During the three year period ended December 31, 2006, the average balance of nonaccrual loans was $2,735,000, $387,000 and $776,000, respectively. As all loans that are deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any impaired loans during the three year period ended December 31, 2006. At December 31, 2006 and 2005, Pinnacle Financial did not have an allowance loans considered to be impaired.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $23,392,000 to certain directors, executive officers, and their related entities, of which approximately $16,858,000 had been drawn upon. At December 31, 2005, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $13,223,000 to certain directors, executive officers, and their related entities, of which $6,958,000 had been drawn upon. During 2006, $10,640,000 of new loans were made, $120,000 of loans were purchased through the Cavalry Banking, Inc. acquisition, and repayments totaled $860,000. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved. None of these loans to certain directors, executive officers, and their related entities, were impaired at December 31, 2006 or 2005.

During the three year period ended December 31, 2006, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, Pinnacle Financial has reflected a net gain on the sale of these participated loans for each of the years in the three year period ended December 31, 2006 of $420,000, $152,000 and $234,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent banks based on their participation in the loan. At December 31 2006, Pinnacle Financial was servicing $106.8 million of loans for correspondent banks and other entities, of which $95.4 million was commercial loans.

Note 6. Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	Range of Useful Lives	2006	2005
Land	-	$9,545,667	$2,502,524
Buildings	15 to 30 years	19,849,960	6,767,518
Leasehold improvements	15 to 20 years	1,954,028	1,232,973
Furniture and equipment	3 to 15 years	21,350,694	5,506,469
		52,700,349	16,009,484
Accumulated depreciation		(16,414,553)	(3,093,889)
		$36,285,796	$12,915,595

Depreciation expense was approximately $2,702,000, $997,000 and $657,000 for each of the years in the three-year period ended December 31, 2006.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2006, 2005 and 2004 totaled $1,161,000, $950,000 and $636,000, respectively. At December 31, 2006, the approximate future minimum lease payments due under the aforementioned operating leases for their base term is as follows:

2007	$1,223,000
2008	1,248,000
2009	1,216,000
2010	1,181,000
2011	1,127,000
Thereafter	10,329,000
$16,324,000

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Deposits

At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$462,839,784
2008	73,778,670
2009	40,914,883
2010	13,321,854
2011	7,957,377
2012	10,599
$598,823,167

Additionally, at December 31, 2006 and 2005, approximately $440,136,000 and $246,249,000, respectively, of time deposits had been issued in denominations of $100,000 or greater.

At December 31, 2006, Pinnacle Financial had $1.7 million of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheet.

Note 8. Federal Home Loan Bank Advances and Other Borrowings

Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) and as a result, Pinnacle National is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists Pinnacle National in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans with an aggregate carrying value of $122,019,000 as collateral under the borrowing agreements with the FHLB.

At December 31, 2006 and 2005, Pinnacle National had received advances from the FHLB totaling $53,726,000 and $41,500,000, respectively. At December 31, 2006, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled Maturities	Interest Rate Ranges

2007	$28,054,437	3.2% to 5.4%
2008	10,054,437	5.0%
2009	15,054,437	5.0%
2010-2019	562,515	2.3%
	$53,725,833
Weighted average interest rate		5.0%

At December 31, 2006, Pinnacle National has accommodations which allow it to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. There were no outstanding balances at December 31, 2006 or 2005 under these arrangements.

Note 9. Investments in Affiliated Companies

On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; and on September 7, 2006 we established PNFP Statutory Trust III (“Trust I”; “Trust II”; “Trust III” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000 and $619,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II and $20,000,000 for Trust III and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures. Pinnacle Financial’s aggregate $1,548,000 investment in the Trusts is included in investments in unconsolidated subsidiaries and other entities in the accompanying consolidated balance sheet at December 31, 2006 and the $51,548,000 obligation of Pinnacle Financial is reflected as subordinated debt at December 31, 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.16% at December 31, 2006) which is set each quarter and mature on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.02% at December 31, 2006) which is set each quarter and mature on September 30, 2036.

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

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations.  Debt issuance costs associated with Trust I of $105,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II or Trust III.

Combined summary financial information for the Trusts follows (dollars in thousands):

Combined Summary Balance Sheets
	December 31, 2006	December 31, 2005
Asset - Investment in subordinated debentures issued by Pinnacle Financial	$51,548	$30,929

Liabilities	$-	$-

Stockholder’s equity - Trust preferred securities	50,000	30,000
Common securities (100% owned by Pinnacle Financial)	1,548	929
Total stockholder’s equity	51,548	30,929
Total liabilities and stockholder’s equity	$51,548	$30,929

Combined Summary Income Statement
	Year ended December 31,
	2006	2005	2004
Income - Interest income from subordinated debentures issued by Pinnacle Financial	$2,504	$986	$431
Net Income	$2,504	$986	$431

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Summary Statement of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Balances, December 31, 2003	$10,000	$310	$-	$10,310
Net income	-	-	431	431
Dividends:
Trust preferred securities	-	-	(418)	(418)
Common paid to Pinnacle Financial	-	-	(13)	(13)
Balances, December 31, 2004	$10,000	$310	$-	$10,310
Net income	-	-	986	986
Issuance of trust preferred securities	20,000	619	-	20,619
Dividends:
Trust preferred securities	-	-	(956)	(956)
Common paid to Pinnacle Financial	-	-	(30)	(30)
Balances, December 31, 2005	$30,000	$929	$-	$30,929
Net income	-	-	2,504	2,504
Issuance of trust preferred securities	20,000	619	-	20,619
Dividends:
Trust preferred securities	-	-	(2,428)	(2,428)
Common paid to Pinnacle Financial	-	-	(76)	(76)
Balances, December 31, 2006	$50,000	$1,548	$-	$51,548

Note 10. Income Taxes

Income tax expense attributable to income from continuing operations for each of the years in the three-year period ended December 31, 2006 consists of the following:

	2006	2005	2004
Current tax expense:
Federal	$9,073,193	$3,589,487	$2,677,582
State	547,130	178,630	416,987
Total current tax expense	9,620,323	3,768,117	3,094,569
Deferred tax benefit:
Federal	(971,418)	(479,072)	(765,139)
State	(192,918)	(96,683)	(157,147)
Total deferred tax benefit	(1,164,336)	(575,755)	(922,286)
	$8,455,987	$3,192,362	$2,172,283

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% in 2006 and 34% in 2005 and 2004 to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2006 is as follows:

	2006	2005	2004

Income taxes at statutory rate	$9,234,057	$3,824,194	$2,547,006
State tax expense, net of federal tax effect	230,238	54,085	171,494
Federal tax credits	(300,000)	(300,000)	(300,000)
Tax-exempt securities	(602,100)	(339,900)	(156,354)
Other items	(106,208)	(46,017)	(89,863)
Income tax expense	$8,455,987	$3,192,362	$2,172,283

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for all years is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available thru 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for each of the years in the three year period ended December 31, 2006 was $300,000. Pinnacle Financial believes that it and its subsidiary have complied with the various regulatory provisions of the New Markets Tax Credit program in each of these years. Also, during 2004, Pinnacle National formed a real estate investment trust which provides Pinnacle Financial with an alternative vehicle for raising capital. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits to Pinnacle National and Pinnacle Financial.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Loan loss allowance	$6,654,334	$3,019,094
Loans	1,337,983	44,316
Securities	1,251,636	1,773,521
Accrued liability for supplemental retirement agreements	1,535,688	-
Deposits	585,568	-
Other deferred tax assets	340,296	130,500
	11,705,505	4,967,431
Deferred tax liabilities:
Depreciation and amortization	1,563,078	417,207
Core deposit intangible asset	4,473,076	-
FHLB dividends	770,156	-
Other deferred tax liabilities	440,642	139,602
	7,246,952	556,809
Net deferred tax assets	$4,458,553	$4,410,622

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at December 31, 2006 is as follows:

Commitments to extend credit	$532,383,000
Standby letters of credit	52,961,000

At December 31, 2006, the fair value of Pinnacle Financial’s standby letters of credit was $159,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at December 31, 2006 will not have a material effect on Pinnacle Financial’s consolidated financial statements.

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

Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial were awarded warrants to acquire 406,000 shares of common stock at $5.00 per share. During 2006, 11,000 warrants were exercised and, as a result, 395,000 unexercised warrants were outstanding and exercisable at December 31, 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Salary Deferral Plans and Cavalry Supplemental Executive Retirement Agreements

Pinnacle Financial has a 401(k) retirement plan covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% in Pinnacle Financial stock during 2006. In 2005 and 2004, the match was calculated at 50% of the first 6% deferred in Pinnacle Financial stock. Subsequent to the merger with Cavalry Bancorp, Inc. from March 15, 2006 through December 29, 2006, certain employees participated in the Cavalry Bancorp 401(k) plan. On December 29, 2006, the Cavalry Bancorp 401(k) plan was merged into the Pinnacle Financial 401(k) plan. Pinnacle Financial’s expense associated with the matching component of the plan(s) for each of the years in the three-year period ended December 31, 2006 was approximately $762,000, $259,000 and $199,000, respectively, and is included in the accompanying statements of income in salaries and employee benefits expense.

Prior to the merger with Pinnacle Financial, Cavalry maintained an employee stock ownership plan for the benefit of certain employees (the “Cavalry ESOP”). The Cavalry ESOP is a noncontributory retirement plan adopted by Cavalry in 1998 for the benefit of certain employees who meet minimum eligibility requirements. Cavalry Bancorp, Inc. was the Plan Sponsor and with the merger with Pinnacle Financial, Pinnacle Financial became the Plan Sponsor on March 15, 2006. On March 15, 2006, the Cavalry ESOP owned approximately 683,000 common shares of Pinnacle Financial. The Cavalry ESOP had no liabilities as of March 15, 2006, thus all of the Pinnacle Financial shares owned by the Cavalry ESOP were available for distribution to the participants in the Cavalry ESOP pursuant to the terms of the plan. The terms of the Cavalry ESOP did not change as a result of the merger with Pinnacle Financial.

Pursuant to the terms of the Cavalry ESOP, participation in the plan has been frozen as of March 15, 2006 and all participants in the plan were fully vested prior to the merger date. All assets of the plan were allocated to the participants pursuant to the plan’s provisions. Thus, Pinnacle Financial is not required to make future contributions to the Cavalry ESOP. Distributions to participants are only made upon the termination from employment from Pinnacle Financial or the participant’s death, at which time, distributions will be made to the participant’s beneficiaries.

Pinnacle National serves as the Trustee of the Cavalry ESOP. During 2006, Pinnacle National assessed the Cavalry ESOP no fees as Trustee. Additionally, Pinnacle National incurred administrative expenses of $15,000, primarily auditing and consulting expenses, to maintain the plan.

Prior to the merger with Pinnacle Financial, Cavalry had adopted nonqualified noncontributory supplemental retirement agreements (the “Cavalry SRAs”) for certain of the directors and executive officers of Cavalry. Cavalry invested in and, as a result of the Cavalry merger, Pinnacle Financial is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy value. When a participant retires, the accumulated gains on the policy allocated to such participant, if any, will be distributed to the participant in equal installments for 15 years (the “Primary Benefit”). In addition, any annual gains after the retirement date of the participant will be distributed on an annual basis for the lifetime of the participant (the “Secondary Benefit”). As a result of the merger with Pinnacle Financial, all participants became fully vested in the Cavalry SRAs. No new participants have been added to the Cavalry SRAs as a result of the merger with Pinnacle Financial.

The Cavalry SRAs also provides the participants with death benefits, which is a percentage of the net death proceeds for the policy, if any, applicable to the participant. The death benefits are not taxable to Pinnacle Financial or the participant’s beneficiary.

Pinnacle Financial recognized approximately $163,000 in compensation expense in the year ended December 31, 2006 related to the Cavalry SRAs. Additionally, Pinnacle Financial incurred approximately $5,000 in administrative expenses to maintain the Cavalry SRA during the year ended December 31, 2006. At December 31, 2006, included in other liabilities is $3,915,000 which represents the net present value of the future obligations owed the participants in the Cavalry SRAs using a discount rate of 5.5%.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock Option Plan and Restricted Shares

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. There were 195,551 Pinnacle shares which could be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.

As of December 31, 2006, of the 1,658,000 stock options outstanding, 1,298,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 361,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. All stock options under the plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.

A summary of the activity within the three equity incentive plans during the twelve months ended December 31, 2006 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2003	907,400	$5.39
Granted	189,080	14.65
Exercised	(23,780)	4.89
Forfeited	(4,350)	7.86
Outstanding at December 31, 2004	1,068,350	$7.03
Granted	209,482	23.74
Exercised	(20,953)	5.93
Forfeited	(14,486)	14.93
Outstanding at December 31, 2005	1,242,393	$9.78
Additional stock option grants resulting from assumption of the Cavalry Plan	195,551	10.80
Granted	365,519	24.00
Exercised	(130,168)	9.69
Forfeited	(14,836)	15.45
Outstanding at December 31, 2006	1,658,459	$12.93	6.4	$31,848
Outstanding and expected to vest at December 31, 2006	1,630,134	$13.88	6.4	$31,563
Options exercisable at December 31, 2006	922,524	$7.40	5.0	$23,780

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $33.18 per common share for the 1.6 million options that were in-the-money at December 31, 2006.

During the year ended December 31, 2006, 155,000 option awards vested at an average exercise price of $12.46 and an intrinsic value of approximately $5.14 million. On January 19, 2007, Pinnacle Financial granted options to purchase 234,000 common shares to certain employees at an exercise price of $31.25 per share. These options, which were issued as non-qualified stock options, will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under our equity incentive plans was $1,694,000, $354,000 and $6,000, respectively, determined as of the date of option exercise. As of December 31, 2006, there was approximately $4.39 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective transition method on January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. The impact on our results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the year ended December 31, 2006 was as follows:

	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Totals

Stock-based compensation expense	$586,923	$423,034	$1,009,957
Deferred income tax benefit	-	165,956	165,956
Impact of stock-based compensation expense after deferred income tax benefit	$586,923	$257,078	$844,001
Impact on earnings per share:
Basic -weighted average shares outstanding	$0.042	$0.018	$0.060
Fully diluted - weighted average shares outstanding	$0.039	$0.017	$0.056

For purposes of these calculations, the fair value of options granted for each of the years in the three-year period ended December 31, 2006 was estimated using the Black-Scholes option pricing model and the following assumptions:
	2006	2005	2004

Risk free interest rate	4.65%	2.57%	1.11%
Expected life of options	6.50 years	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	23.1%	24.1%	21.4%
Weighted average fair value	$10.44	$7.30	$3.62

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

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards, such as stock appreciation rights. There were no market-based awards or stock appreciation rights outstanding as of December 31, 2006. During 2006, 2005 and 2004, Pinnacle Financial awarded 18,057 shares, 16,366 shares and 3,846 shares, respectively, of restricted common stock to certain executives of Pinnacle Financial. The fair value of these awards as of the date of grant was $34.96, $24.98 and $22.62 per share, respectively. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period, excluding the impact of any merger related expenses in 2006 and thereafter. Compensation expense

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each traunche is amortized separately. Earnings and soundness targets for the 2006, 2005 and 2004 fiscal years were achieved and the restrictions related to 12,753, 6,734 shares and 1,282 shares, respectively, were released. For each year in the three-year period ended December 31, 2006, Pinnacle Financial recognized approximately $360,000, $245,000 and $43,000, respectively, in compensation costs attributable to these awards. Accumulated compensation costs since the date these shares were awarded have amounted to approximately $648,000 through December 31, 2006.

During 2006, the Board of Directors of Pinnacle Financial awarded 4,400 shares of restricted common stock to the outside members of the board in accordance with their 2006 board compensation package. Each board member received an award of 400 shares. The restrictions on these shares lapsed subsequent to December 31, 2006 on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend during the fiscal year ended December 31, 2006 with the exception of one outside board member who resigned his board seat and forfeited his restricted share award. The weighted average fair value of all restricted share awards granted to our directors as of the date of grant was $26.14 per share. For the year ended December 31, 2006, Pinnacle Financial recognized approximately $105,000, in compensation costs attributable to these awards.

A summary of activity for restricted share awards for the year ended December 31, 2006 follows:

	Executive Management Awards			Board of Director Awards
(number of share awards)	Vested	Unvested	Totals	Vested	Unvested	Totals

Balances at December 31, 2005	8,016	12,196	20,212	-	-	-
Granted	-	18,057	18,057	-	4,400	4,400
Forfeited	-	-	-	-	(400)	(400)
Vested	12,753	(12,753)	-	-	-	-
Balances at December 31, 2006	20,769	17,500	38,269	-	4,000	4,000

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2006, follows:

	2006	2005	2004

Stock-based compensation expense	$465,003	$244,724	$43,009
Income tax benefit	182,421	93,705	16,468
Impact of stock-based compensation expense, net of income tax benefit	$282,582	$151,019	$26,541
Impact on earnings per share:
Basic -weighted average shares outstanding	$0.020	$0.018	$0.003
Fully diluted - weighted average shares outstanding	$0.019	$0.016	$0.003

Prior to January 1, 2006, Pinnacle Financial applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost had been recognized for such periods. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123(R), Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

Net income, as reported	$8,055,268	$5,318,910
Add: Compensation expense recognized in the accompanying consolidated statement of income, net of related tax effects	167,981	32,252
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(859,350)	(458,405)
Pro forma net income	$7,363,899	$4,892,757

Per share information:
Basic net income As reported	$0.96	$0.69
Pro forma	0.88	0.63

Diluted net income As reported	$0.85	$0.61
Pro forma	0.78	0.56

Note 15. Employment Contracts

Pinnacle Financial has entered into four continuously automatic-renewing three-year employment agreements with four of its senior executives, the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer. These agreements will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify that in certain defined “Terminating Events,” Pinnacle Financial will be obligated to pay each of the four senior executives a certain amount which is based on their annual salaries and bonuses. These Terminating Events include disability, change of control and other events.

Pinnacle Financial has entered into an employment agreement with one of its directors who served as the former Chief Executive Officer of Cavalry. This agreement shall have an initial term that expires on April 25, 2007 (the 65th birthday of the director/employee). The agreement specifies that in certain defined “Terminating Events,” Pinnacle Financial will be obligated to pay this director/executive a certain amount which is based on his annual salary and bonus. These Terminating Events include disability, change of control and other events. Furthermore, pursuant to the employment agreement the director/employee has agreed to a noncompetition and nonsolicitation clause for a period of three years following his employment.

Note 16. Related Party Transactions

A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For the years ended December 31, 2006, 2005, and 2004, Pinnacle Financial incurred approximately $195,000, $187,000 and $141,000, respectively, in expense for services rendered by this public relations company. Another director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.

During 2004, Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”), acquired a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. An employee of Pinnacle National also owns a 24.5% interest in Collateral Plus, LLC. PCEH’s 24.5% ownership of Collateral Plus, LLC resulted in pre-tax earnings of $120,000 in 2006, $216,000 in 2005and $9,000 in 2004.

Also see “Note 5-Loans and Allowance for Loan Losses” concerning loans and other extensions of credit to certain directors, officers, and their related entities.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value of Financial Instruments

    The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash, Due From Banks and Fed Funds Sold - The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

Securities - Estimated fair values for securities available for sale and securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

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

Deposits, Securities Sold Under Agreements to Repurchase, Advances from the Federal Home Loan Bank and Subordinated Debt - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities. For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

Off-Balance Sheet Instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to Pinnacle Financial until such commitments are funded. Pinnacle Financial has determined that the fair value of commitments to extend credit is not significant.

The carrying amounts and estimated fair values of Pinnacle Financial's financial instruments at December 31, 2006 and 2005 were as follows (in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, due from banks, and Federal funds sold	$92,519	$92,519	$58,654	$58,654
Securities available-for-sale	319,237	319,237	251,749	251,749
Securities held-to-maturity	27,257	26,594	27,331	26,546
Mortgage loans held-for-sale	5,654	5,654	4,874	4,874
Loans, net	1,481,617	1,469,642	640,166	630,586

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$1,763,427	$1,761,178	$875,985	$873,635
Federal Home Loan Bank advances	53,726	53,481	41,500	40,889
Subordinated debt	51,548	52,110	30,929	30,427

	Notional Amount		Notional Amount
Off-balance sheet instruments:
Commitments to extend credit	$532,383	$-	$252,617	$-
Standby letters of credit	52,961	159	57,550	227

Note 18. Regulatory Matters

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National generates sufficient capital from operations to support both anticipated asset growth and dividend payments. At December 31, 2006, pursuant to federal banking regulations, Pinnacle National had approximately $28.8 million of net retained profits from the previous two years available for dividend payments to Pinnacle Financial. At December 31, 2006, Pinnacle National had accumulated earnings of $34.3 million, thus approximately $5.5 million of Pinnacle National’s net retained profits are unavailable for the payment of dividends to Pinnacle Financial.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2006 and December 31, 2005, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006

Total capital to risk weighted assets:
Pinnacle Financial	$202,881	11.8%	$137,638	8.0%	not applicable
Pinnacle National	$175,159	10.2%	$137,340	8.0%	$171,676	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$186,763	10.9%	$68,819	4.0%	not applicable
Pinnacle National	$159,031	9.3%	$68,670	4.0%	$103,005	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$186,763	9.5%	$79,021	4.0%	not applicable
Pinnacle National	$159,031	8.1%	$79,056	4.0%	$98,820	5.0%

At December 31, 2005

Total capital to risk weighted assets:
Pinnacle Financial	$105,101	12.6%	$66,521	8.0%	not applicable
Pinnacle National	$90,215	10.9%	$66,334	8.0%	$82,917	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$97,243	11.7%	$33,261	4.0%	not applicable
Pinnacle National	$82,357	9.9%	$33,167	4.0%	$49,751	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$97,243	9.9%	$39,444	4.0%	not applicable
Pinnacle National	$82,357	8.4%	$39,444	4.0%	$49,305	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 19. Business Segment Information

Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations. Pinnacle Financial’s segments were changed in 2006 as a result of the acquisition of Cavalry to include Trust with our Investment Services segment and to add a new segment for Insurance Services. Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller and Loughry. Miller and Loughry is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products. The following tables present financial information for each reportable segment as of December 31, 2006 and 2005 and for each year in the three-year period ended December 31, 2006 (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Banking	Trust and Investment Services	Mortgage Origination	Insurance Services	Total Company
For the year ended December 31, 2006:
Net interest income	$60,953	$-	$-	$-	$60,953
Provision for loan losses	3,732	-	-	-	3,732
Noninterest income	8,705	3,316	1,647	2,119	15,787
Noninterest expense	41,930	2,375	976	1,343	46,624
Income tax expense	7,508	369	263	317	8,457
Net income	$16,488	$572	$408	$459	$17,927

For the year ended December 31, 2005:
Net interest income	$29,038	$-	$-	$-	$29,038
Provision for loan losses	2,152	-	-	-	2,152
Noninterest income	2,675	1,573	1,146	-	5,394
Noninterest expense	19,315	1,171	546	-	21,032
Income tax expense	2,809	154	230	-	3,193
Net income	$7,437	$248	$370	$-	$8,055

For the year ended December 31, 2004:
Net interest income	$20,264	$-	$-	$-	$20,264
Provision for loan losses	2,948	-	-	-	2,948
Noninterest income	2,348	1,313	1,317	-	4,978
Noninterest expense	12,884	1,004	915	-	14,803
Income tax expense	1,900	118	154	-	2,172
Net income	$4,880	$191	$248	$-	$5,319

As of December 31, 2006:
End of period assets	$2,138,269	$-	$-	$3,918	$2,142,187
As of December 31, 2005:
End of period assets	$1,016,772	$-	$-	$-	$1,016,772

At December 31, 2006, Pinnacle Financial had approximately $125.7 million in goodwill and core deposit intangible assets, all of which had been assigned to the Commercial Banking segment.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of income, and cash flows of Pinnacle Financial as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006:

CONDENSED BALANCE SHEETS

	2006	2005
Assets:
Cash	$24,803,538	$12,679,759
Investments in consolidated subsidiaries:
Pinnacle National	277,481,220	79,463,336
Pinnacle Advisory Services.	124,716	107,086
Pinnacle Credit Enhancement Holdings	185,325	123,431
PNFP Insurance	477,473	-
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	-
Income taxes receivable from subsidiaries	1,298,299	676,886
Current income tax receivable	1,049,604	-
Other assets	786,846	618,650
	$307,755,021	$94,598,148
Liabilities and stockholders’ equity:
Current income taxes payable	-	232,723
Subordinated debt	51,548,000	30,929,000
Other liabilities	190,000	-
Stockholders’ equity	256,017,021	63,436,425
	$307,755,021	$94,598,148

CONDENSED STATEMENTS OF INCOME

	2006	2005	2004
Revenues - Interest income	$267,154	$133,748	$63,121
Expenses:
Interest expense - subordinated debentures	2,504,033	985,645	431,318
Stock-based compensation expense	1,474,960	244,724	43,009
Other expense	245,528	58,772	100,179
Loss before income taxes and equity in income of subsidiaries	(3,957,367)	(1,155,393)	(511,385)
Income tax expense	1,632,738	438,270	198,516
Loss before equity in income of subsidiaries	(2,324,629)	(717,123)	(312,869)
Equity in income of subsidiaries	20,251,662	8,772,391	5,631,779
Net income	$17,927,033	$8,055,268	$5,318,910

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
Operating activities:
Net income	$17,927,033	$8,055,268	$5,318,910
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock-based compensation expense	1,474,960	244,724	43,009
Decrease (increase) in income tax receivable, net	(1,921,194)	1,000,352	(1,449,903)
Decrease (increase) in other assets	1,118,127	(479,474)	12,365
Increase (decrease) in other liabilities	190,000	99,726	(4,832)
Tax benefit from exercise of stock awards	-	(50,535)	(1,912)
Excess tax benefit from stock compensation	(131,121)
Deferred tax benefit	(232,866)	-	-
Equity in income of subsidiaries	(20,251,662)	(8,772,391)	(5,631,779)
Net cash provided (used) by operating activities	(1,826,723)	97,670	(1,714,142)
Investing activities -
Investment in unconsolidated subsidiaries	(619,000)	(619,000)	-
Investment in consolidated subsidiaries:
Pinnacle National	(10,000,000)	(15,500,000)	(17,556,000)
Other subsidiaries	(350,250)	(183,721)	(57,812)
Investments in other entities	(65,647)	-	-
Cash and cash equivalents acquired in merger with Cavalry	3,128,116	-	-
Net cash used by investing activities	(7,906,781)	(16,302,721)	(17,613,812)
Financing activities -
Proceeds from issuance of subordinated debt	20,619,000	20,619,000	-

Net proceeds from sale of common stock	-	-	18,192,167
Exercise of common stock warrants	55,000	-	-
Exercise of common stock options	1,239,771	174,761	118,113
Excess tax benefit from stock compensation arrangements	131,121	-	-
Costs incurred in connection with registration of common stock issued in merger	(187,609)	-	-
Net cash provided by financing activities	21,857,283	20,793,761	18,310,280

Net increase (decrease) in cash	12,123,779	4,588,710	(1,017,674)
Cash, beginning of year	12,679,759	8,091,049	9,108,723
Cash, end of year	$24,803,538	$12,679,759	$8,091,049

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2006 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2006
Interest income	$16,811	$28,305	$31,340	$33,241
Net interest income	9,507	16,895	17,159	17,391
Provision for loan losses	387	1,707	587	1,051
Net income before taxes	3,839	6,463	7,942	8,139
Net income	2,612	4,322	5,347	5,646
Basic net income per share	$0.27	$0.28	$0.35	$0.37
Diluted net income per share	$0.24	$0.26	$0.32	$0.34

2005
Interest income	$9,270	$10,544	$12,379	$14,118
Net interest income	6,503	6,795	7,456	8,287
Provision for loan losses	601	483	366	702
Net income before taxes	2,499	2,762	2,867	3,119
Net income	1,780	1,959	2,078	2,238
Basic net income per share	$0.21	$0.23	$0.25	$0.27
Diluted net income per share	$0.19	$0.21	$0.22	$0.24

2004
Interest income	$5,666	$6,225	$7,214	$8,574
Net interest income	4,152	4,536	5,299	6,278
Provision for loan losses	354	449	1,012	1,134
Net income before taxes	1,611	1,655	1,961	2,263
Net income	1,071	1,168	1,391	1,689
Basic net income per share	$0.15	$0.16	$0.18	$0.20
Diluted net income per share	$0.13	$0.14	$0.16	$0.18

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial’s internal control over financial reporting is set forth on page 46 of this Annual Report on Form 10-K. The attestation of Pinnacle Financial’s independent registered public accounting firm related to the report is set forth on page 48 of this Annual Report on Form 10-K.

Changes in Internal Controls

For the three months ended December 31, 2006, Pinnacle Financial continued to expand its internal control system over financial reporting to incorporate procedures specifically related to its merger with Cavalry Bancorp, Inc. We reviewed the financial information obtained from Cavalry from April 1, 2006 thru the date such information was integrated into Pinnacle Financial’s financial data systems and performed additional procedures with respect to such information in order to determine its accuracy and reliability.

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2007, which will be filed on or before March 14, 2007 under the headings “Corporate Governance,” “Proposal #1 Election of Directors,” “Executive Management Information,” "Section 16A Beneficial Ownership Reporting Compliance" and “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2007, which will be filed on or before March 14, 2007 under the heading, "Executive Compensation" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2007, which will be filed on or before March 14, 2007 under the headings, “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation,” and are incorporated herein by reference.

The following table summarizes information concerning the Company's equity compensation plans at December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
2000 Stock Incentive Plan	909,225	$7.51	-
2004 Equity Incentive Plan	634,185	$23.06	609,922
1999 Cavalry Bancorp, Inc. Stock Option Plan	115,049	$10.79	-
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,658,459	$12.93	609,922

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2007, which will be filed on or before March 14, 2007 under the headings, "Security Ownership of Certain Beneficial Owners and Management - Certain Relationships and Related Transactions," "Executive Compensation," and “Corporate Governance-Director Independence” and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2007, which will be filed on or before March 14, 2007 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit No.	Description
2.1
Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K (1)

3.1	Amended and Restated Charter (2)
3.2	Bylaws (3)
4.1.1	Specimen Common Stock Certificate (4)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (4)
10.4	Form of Pinnacle Financial Partners, Inc.'s Organizers' Warrant Agreement (4)
10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (4) *
10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (4) *
10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (4)
10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (4) *
10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (4) *
10.16	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (4) *
10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (4)
10.19
Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (4)

10.21	Green Hills Office Lease (5)
10.23	Form of Restricted Stock Award Agreement (6)
10.24	Form of Incentive Stock Option Agreement (6)
10.25	Lease Agreement for West End Lease (7)
10.26	Lease Amendments for Commerce Street location (7)
10.27	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (8) *
10.28	2005 Annual Cash Incentive Plan (2) *
10.29	Fourth Amendment to Commerce Street Lease (2)
10.30	Employment Agreement by and between Pinnacle National Bank and Ed C. Loughry, Jr. (9) *
10.31	Employment Agreement by and between Pinnacle National Bank and William S. Jones (9) *
10.32	Consulting Agreement by and between Pinnacle National Bank and Ronnie F. Knight (9) *
10.33	2006 Director Compensation Summary (10) *
10.34	Form of Restricted Stock Agreement for non-employee directors (10) *
10.35	Form of Non-Qualified Stock Option Agreement (11) *
10.36	2006 Annual Cash Incentive Plan (12)*
10.37	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (12)*
10.38	Calvary Bancorp, Inc. 1999 Stock Option Plan (13)*
10.39	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (13)*
10.40	Form of Non-Qualified Stock Option Agreement (13)*
10.41	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (13)*
10.42	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (13)*
10.43	2007 Named Executive Officer Summary*
10.44	Form of Restricted Stock Award Agreement*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

(*) Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.
(2)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005.
(3)	Registrant hereby incorporates by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 6, 2003.
(4)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).
(5)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.
(6)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(7)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.
(8)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.
(9)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).
(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.
(11) Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.
(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.
(13) Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.

Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I, PNFP Statutory Trust II and PNFP Statutory Trust III of an aggregate of $50,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 27, 2007		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 27, 2007
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 27, 2007
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 27, 2007
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Sue R. Atkinson	Director	February 27, 2007
Sue R. Atkinson

/s/ Gregory L. Burns	Director	February 27, 2007
Gregory L. Burns

/s/ James C. Cope	Director	February 27, 2007
James C. Cope

/s/ Colleen Conway-Welch	Director	February 27, 2007
Colleen Conway-Welch

/s/ Clay T. Jackson	Director	February 27, 2007
Clay T. Jackson

/s/ William H. Huddleston	Director	February 27, 2007
William H. Huddleston

/s/ Ed C. Loughry, Jr.	Director	February 27, 2007
Ed C. Loughry, Jr.

/s/ Hal N. Pennington	Director	February 27, 2007
Hal N. Pennington

/s/ Dale W. Polley	Director	February 27, 2007
Dale W. Polley

/s/ James L. Shaub, II	Director	February 27, 2007
James L. Shaub, II

/s/ Reese L. Smith, III	Director	February 27, 2007
Reese L. Smith, III

EXHIBIT INDEX

Exhibit No.	Description
2.1
Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K (1)

3.1	Amended and Restated Charter (2)
3.2	Bylaws (3)
4.1.3	Specimen Common Stock Certificate (4)
4.1.4	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (4)
10.4	Form of Pinnacle Financial Partners, Inc.'s Organizers' Warrant Agreement (4)
10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (4) *
10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (4) *
10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (4)
10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (4) *
10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (4) *
10.16	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (4) *
10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (4)
10.19
Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (4)

10.22	Green Hills Office Lease (5)
10.23	Form of Restricted Stock Award Agreement (6)
10.24	Form of Incentive Stock Option Agreement (6)
10.25	Lease Agreement for West End Lease (7)
10.26	Lease Amendments for Commerce Street location (7)
10.27	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (8) *
10.28	2005 Annual Cash Incentive Plan (2) *
10.29	Fourth Amendment to Commerce Street Lease (2)
10.30	Employment Agreement by and between Pinnacle National Bank and Ed C. Loughry, Jr. (9) *
10.31	Employment Agreement by and between Pinnacle National Bank and William S. Jones (9) *
10.32	Consulting Agreement by and between Pinnacle National Bank and Ronnie F. Knight (9) *
10.33	2006 Director Compensation Summary (10) *
10.34	Form of Restricted Stock Agreement for non-employee directors (10) *
10.35	Form of Non-Qualified Stock Option Agreement (11)*
10.36	2006 Annual Cash Incentive Plan (12)*
10.37	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (12)*
10.38	Calvary Bancorp, Inc. 1999 Stock Option Plan (13)*
10.39	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (13)*
10.40	Form of Non-Qualified Stock Option Agreement (13)*
10.41	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (13)*
10.42	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (13)*
10.43	2007 Named Executive Officer Summary*
10.44	Form of Restricted Stock Award Agreement*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

(*) Management compensatory plan or arrangement