Form 10-Q
period 2007-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2007-05-03
CIK 1115055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-31225
, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201

(Address of principal executive offices)	(Zip Code)
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
Yes ☐      No ☑
As of April 30, 2007 there were 15,534,975 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2007
FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Pinnacle Financial’s Form 10-K, as updated by Item 1A of part II of this Form 10-Q and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville, Tennessee or Knoxville, Tennessee areas, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank to satisfy regulatory requirements for its expansion plans, (vi) the inability of Pinnacle Financial to achieve its targeted expansion goals in the Knoxville, Tennessee market, (vii) the ability of Pinnacle Financial to grow its loan portfolio at historic or planned rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

Part I. FINANCIAL INFORMATION
Item 1.
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and noninterest-bearing due from banks	$47,180,452	$43,611,533
Interest-bearing due from banks	4,847,745	1,041,174
Federal funds sold	35,633,489	47,866,143

Cash and cash equivalents	87,661,686	92,518,850

Securities available-for-sale, at fair value	313,169,577	319,237,428
Securities held-to-maturity (fair value of $26,482,598 and $26,594,235 at March 31, 2007 and December 31, 2006, respectively)	27,085,811	27,256,876
Mortgage loans held-for-sale	11,668,414	5,654,381

Loans	1,553,980,356	1,497,734,824
Less allowance for loan losses	(16,792,017)	(16,117,978)

Loans, net	1,537,188,339	1,481,616,846

Premises and equipment, net	37,638,657	36,285,796
Investments in unconsolidated subsidiaries and other entities	16,879,642	16,200,684
Accrued interest receivable	10,785,658	11,019,173
Goodwill	114,287,640	114,287,640
Core deposit intangible, net	10,869,252	11,385,006
Other assets	25,897,746	26,724,183

Total assets	$2,193,132,422	$2,142,186,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$306,885,434	$300,977,814
Interest-bearing demand	249,691,538	236,674,425
Savings and money market accounts	499,476,036	485,935,897
Time	644,079,127	598,823,167

Total deposits	1,700,132,135	1,622,411,303
Securities sold under agreements to repurchase	116,951,631	141,015,761
Federal Home Loan Bank advances	26,712,224	53,725,833
Federal funds purchased	19,907,000	—
Subordinated debt	51,548,000	51,548,000
Accrued interest payable	4,484,595	4,952,422
Other liabilities	10,480,316	12,516,523

Total liabilities	1,930,215,901	1,886,169,842
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 15,530,975 issued and outstanding at March 31, 2007 and 15,446,074 issued and outstanding at December 31, 2006	15,530,975	15,446,074
Additional paid-in capital	212,333,180	211,502,516
Retained earnings	36,711,165	31,109,324
Accumulated other comprehensive loss, net	(1,658,799)	(2,040,893)

Total stockholders’ equity	262,916,521	256,017,021

Total liabilities and stockholders’ equity	$2,193,132,422	$2,142,186,863

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2007	2006

Interest income:
Loans, including fees	$28,977,224	$13,178,830
Securities:
Taxable	3,346,120	2,861,118
Tax-exempt	669,519	400,773
Federal funds sold and other	746,379	369,675

Total interest income	33,739,242	16,810,396

Interest expense:
Deposits	13,537,263	5,850,307
Securities sold under agreements to repurchase	1,712,091	508,788
Federal funds purchased and other borrowings	1,407,460	944,498

Total interest expense	16,656,814	7,303,593

Net interest income	17,082,428	9,506,803
Provision for loan losses	787,966	387,184

Net interest income after provision for loan losses	16,294,462	9,119,619

Noninterest income:
Service charges on deposit accounts	1,797,149	438,269
Investment sales commissions	734,560	513,597
Insurance sales commissions	636,962	264,828
Gain on loans and loan participations sold, net	363,306	324,546
Trust fees	420,290	52,000
Other noninterest income	1,073,316	455,011

Total noninterest income	5,025,583	2,048,251

Noninterest expense:
Compensation and employee benefits	8,266,501	4,448,357
Equipment and occupancy	2,164,702	1,173,353
Marketing and other business development	251,735	190,471
Postage and supplies	454,916	185,409
Amortization of core deposit intangible	515,754	131,682
Other noninterest expense	1,470,083	756,612
Merger related expense	—	443,330

Total noninterest expense	13,123,691	7,329,214

Income before income taxes	8,196,354	3,838,656
Income tax expense	2,594,513	1,226,760

Net income	$5,601,841	$2,611,896

Per share information:
Basic net income per common share	$0.36	$0.27

Diluted net income per common share	$0.34	$0.24

Weighted average shares outstanding:
Basic	15,433,442	9,578,813
Diluted	16,617,484	10,745,626
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
For the three months ended March 31, 2007 and 2006

	Common Stock
						Accumulated
			Additional			Other	Total
			Paid-in	Unearned	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425
Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	—	—	(169,689)	169,689	—	—	—
Exercise of employee common stock options and related tax benefits	14,180	14,180	109,112	—	—	—	123,292
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	3,600	3,600	(3,600)	—	—	—	—
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	—	—	—	171,087,572
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	—	—	(177,202)	—	—	—	(177,202)
Compensation expense for restricted stock	—	—	34,085	—	—	—	34,085
Compensation expense for stock options	—	—	152,596	—	—	—	152,596
Comprehensive income:
Net income	—	—	—	—	2,611,896	—	2,611,896
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $487,229	—	—	—	—	—	(789,307)	(789,307)

Total comprehensive income							1,822,589

Balances, March 31, 2006	15,300,629	$15,300,629	$209,067,488	$—	$15,794,187	$(3,682,947)	$236,479,357

Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$—	$31,109,324	$(2,040,893)	$256,017,021
Exercise of employee common stock options and related tax benefits	58,475	58,475	389,808	—	—	—	448,283
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	26,426	26,426	(26,426)	—	—	—	—
Compensation expense for restricted stock	—	—	105,282	—	—	—	105,282
Compensation expense for stock options	—	—	362,000	—	—	—	362,000
Comprehensive income:
Net income	—	—	—	—	5,601,841	—	5,601,841
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $234,187	—	—	—	—	—	382,094	382,094

Total comprehensive income							5,983,935

Balances, March 31, 2007	15,530,975	$15,530,975	$212,333,180	$—	$36,711,165	$(1,658,799)	$262,916,521

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Operating activities:
Net income	$5,601,841	$2,611,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	132,221	244,351
Depreciation and net amortization	1,823,194	725,676
Provision for loan losses	787,966	387,184
Gains on loans and loan participations sold, net	(363,306)	(324,546)
Stock-based compensation expense	467,282	186,681
Deferred tax benefit	(1,310,271)	(357,492)
Excess tax benefit from stock compensation	(20,742)	(41,991)
Mortgage loans held for sale:
Loans originated	(36,739,515)	(21,034,095)
Loans sold	31,044,228	20,558,889
Increase in other assets	2,035,596	(898,056)
Decrease in other liabilities	(2,504,034)	(11,294,420)

Net cash provided by (used in) operating activities	954,460	(9,235,923)

Investing activities:
Activities in securities available-for-sale:
Purchases	(3,355,360)	(5,916,658)
Sales	—	—
Maturities, prepayments and calls	10,078,338	7,479,033

	6,722,978	1,562,375

Increase in loans, net	(56,801,579)	(36,688,382)
Purchases of premises and equipment and software	(2,292,955)	(233,346)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc., net of acquisition costs	—	37,420,210
Investments in unconsolidated subsidiaries and other entities	(718,846)	—
Purchases of other assets	—	(78,975)

Net cash provided by (used in) investing activities	(53,090,402)	1,981,882

Financing activities:
Net increase in deposits	78,001,234	22,167,707
Net decrease in securities sold under agreements to repurchase	(24,064,130)	(1,922,321)
Net increase in Federal funds purchased	19,907,000	—
Advances from Federal Home Loan Bank:
Issuances	—	31,000,000
Payments	(27,013,609)	(23,000,000)
Exercise of common stock options	427,541	81,301
Excess tax benefit from stock compensation	20,742	41,991
Costs incurred in connection with registration of common stock issued in merger	—	(177,202)

Net cash provided by financing activities	47,278,778	28,191,476

Net increase (decrease) in cash and cash equivalents	(4,857,164)	20,937,435
Cash and cash equivalents, beginning of period	92,518,850	58,654,270

Cash and cash equivalents, end of period	$87,661,686	$79,591,705

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
     Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.
     Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as Pinnacle Financial’s core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
     Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Pinnacle Financial’s annual assessment date is as of September 30 such that the assessment will be completed during the fourth quarter of each year. Should Pinnacle Financial determine in a future period that the goodwill recorded in connection with the acquisition of Cavalry Bancorp, Inc. (“Cavalry”) has been impaired, then a charge to earnings will be recorded in the period such determination is made.
     Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the three months ended March 31, 2007 and 2006 as follows:

	For the three months ended March 31,
	2007	2006

Cash Payments:
Interest	$16,469,389	$7,764,144
Income taxes	1,100,000	400,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	187,818	43,976
Loans foreclosed upon with repossessions transferred to other assets	110,570	—
Common stock and options issued to acquire Cavalry Bancorp, Inc	—	171,087,572

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     As of March 31, 2007 and 2006, there were common stock options outstanding to purchase 1,846,000 and 1,602,000 common shares, respectively. Most of these options have exercise prices and compensation costs attributable to future services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three months ended March 31, 2007 and 2006. There were common stock options of 618,000, and 388,000 outstanding as of March 31, 2007 and 2006, respectively, which were considered anti-dilutive and thus have not been considered in the diluted earnings per share calculations below. Additionally, as of March 31, 2007 and 2006, Pinnacle Financial had outstanding warrants to purchase 395,000 and 406,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted net income per share for three months ended March 31, 2007 and 2006.
     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007	2006

Basic earnings per share calculation:
Numerator - Net income	$5,601,841	$2,611,896

Denominator - Average common shares outstanding	15,433,442	9,578,813

Basic net income per share	$0.36	$0.27

Diluted earnings per share calculation:
Numerator - Net income	$5,601,841	$2,611,896

Denominator - Average common shares outstanding	15,433,442	9,578,813
Dilutive shares contingently issuable	1,184,042	1,166,813

Average diluted common shares outstanding	16,617,484	10,745,626

Diluted net income per share	$0.34	$0.24
     Comprehensive Income — SFAS No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income consists of unrealized gains and losses, net of deferred income taxes, on securities available-for-sale.
Note 2. Merger with Cavalry Bancorp, Inc.
     On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee. Pursuant to the merger agreement, Pinnacle acquired all of the outstanding shares of Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of Pinnacle Financial common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The accompanying consolidated financial statements include the activities of the former Cavalry since March 15, 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

Cash and cash equivalents	$37,420,210
Investment securities — available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,102,296	545,598,367
Goodwill	114,287,640
Core deposit intangible	13,168,236
Other assets	42,936,956

Total assets acquired	792,887,587

Deposits	583,992,422
Federal Home Loan Bank advances	17,766,661
Other liabilities	18,851,261

Total liabilities assumed	620,610,344

Total consideration paid for Cavalry	$172,277,243

     As shown in the table above, total consideration for Cavalry approximates $172.3 million of which $171.1 million was in the form of Pinnacle Financial common shares and options to acquire Pinnacle Financial common shares and $1.2 million in investment banking fees, attorney’s fees and other costs related to the acquisition which have been accounted for as a component of the purchase price. Pinnacle Financial issued 6,856,298 shares of Pinnacle Financial common stock to the former Cavalry shareholders. In accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the consideration shares were valued at $24.53 per common share which represents the average closing price of Pinnacle Financial common stock from the two days prior to the merger announcement on September 30, 2005 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $168.2 million. Additionally, Pinnacle Financial also has assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which Pinnacle is obligated to issue 195,551 shares of Pinnacle Financial common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006. All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012. The exercise prices for these stock options range between $10.26 per share and $13.68 per share. In accordance with SFAS No. 141, Pinnacle Financial has considered the fair value of these options in determining the acquisition cost of Cavalry. The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price.
     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial recognized $13.2 million as a core deposit intangible in connection with its merger with Cavalry. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three months ended March 31, 2007 and 2006, approximately $516,000 and $132,000 of amortization, respectively, was recognized in the accompanying statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years.
     Pinnacle Financial also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. Pinnacle Financial also recorded the corresponding deferred tax assets or liabilities associated with these adjustments. The discounts and premiums related to financial assets and liabilities are being amortized into the statements of income using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the three months ended March 31, 2007 and 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $833,000 and $431,000, respectively. Based on the estimated useful lives of the acquired loans and deposits, Pinnacle Financial expects to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $3.2 million for the remainder of 2007 and in subsequent years.
     Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. At March 15, 2006, Pinnacle Financial identified $3.9 million in loans to which the application of the provisions of SOP 03-03 was required. The purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $1.0 million related to Cavalry’s impaired loans, thus reducing the carrying value of these loans to $2.9 million as of March 15, 2006. At March 31, 2007, the carrying value of these loans had been reduced to $935,000 due to cash payments received from the borrowers.
     The following pro forma income statements assume the merger was consummated on January 1, 2006. The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands, except per share information).

	Three months ended March 31,
	2007	2006(1)

Pro Forma Income Statements:
Net interest income	$17,129	$15,952
Provision for loan losses	788	1,368
Noninterest income	5,026	4,445
Noninterest expense:
Compensation	8,267	7,089
Other noninterest expense	4,857	5,138

Net income before taxes	8,243	6,802
Income tax expense	2,613	1,706

Net income	$5,630	$5,096

Pro Forma Per Share Information:
Basic net income per common share	$0.36	$0.33

Diluted net income per common share	$0.34	$0.31

Weighted average shares outstanding:
Basic	15,433,442	15,216,214
Diluted	16,617,484	16,383,027

(1)	In preparation and as a result of the merger during 2006, Cavalry and Pinnacle Financial incurred significant merger related charges of approximately $10.5 million in the aggregate, primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased pro forma net income for the three months ended March 31, 2006 by $7.84 million resulting in a net loss of $2,742,000 and a basic and diluted pro forma net loss per share of $0.18 and $0.17, respectively.
     During the three months ended March 31, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $443,000. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	37,082,560	9,139	377,336	36,714,363
Mortgage-backed securities	211,507,240	520,839	2,516,494	209,511,585
State and municipal securities	65,534,974	96,026	523,838	65,107,162
Corporate notes and other	1,887,167	—	50,700	1,836,467

	$316,011,941	$626,004	$3,468,368	$313,169,577

Securities held-to-maturity:
U.S. government agency securities	$17,747,294	$—	$324,369	$17,422,925
State and municipal securities	9,338,517	—	278,844	9,059,673

	$27,085,811	$—	$603,213	$26,482,598

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities available-for-sale:	Cost	Gains	Losses	Value

U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	38,076,428	9,739	457,321	37,628,846
Mortgage-backed securities	220,397,093	455,203	3,028,241	217,824,055
State and municipal securities	62,215,952	131,412	388,124	61,959,240
Corporate notes	1,887,475	—	62,188	1,825,287

	$322,576,948	$596,354	$3,935,874	$319,237,428

Securities held-to-maturity:
U.S. government agency securities	$17,747,278	$—	$378,528	$17,368,700
State and municipal securities	9,509,648	—	284,113	9,225,535

	$27,256,876	$—	$662,641	$26,594,235

     At March 31, 2007, approximately $295,092,000 of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At March 31, 2007 and 2006, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At March 31, 2007:

U.S. government agency securities	$4,986,000	$14,000	$48,142,588	$687,705	$53,128,588	$701,705
Mortgage-backed securities	3,959,040	41,482	151,453,571	2,475,012	155,412,611	2,516,494
State and municipal securities	20,007,372	81,599	38,675,813	721,083	58,683,185	802,682
Corporate notes	—	—	1,836,467	50,700	1,836,467	50,700

Total temporarily-impaired securities	$28,952,412	$137,081	$240,108,439	$3,934,500	$269,060,851	$4,071,581

At December 31, 2006:

U.S. government agency securities	$—	$—	$47,988,246	$835,849	$47,988,246	$835,849
Mortgage-backed securities	13,959,080	68,965	149,496,521	2,959,276	163,455,601	3,028,241
State and municipal securities	13,975,595	47,071	35,660,379	625,166	49,635,974	672,237
Corporate notes	—	—	1,825,286	62,188	1,825,286	62,188

Total temporarily-impaired securities	$27,934,675	$116,036	$234,970,432	$4,482,479	$262,905,107	$4,598,515

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
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at March 31, 2007 and December 31, 2006 is summarized as follows:

	At March 31,	At December 31,
	2007	2006

Commercial real estate – Mortgage	$287,498,424	$284,301,650
Commercial real estate – Construction	160,221,949	161,903,496
Commercial – Other	665,856,898	608,529,830

Total Commercial	1,113,577,271	1,054,734,976

Consumer real estate – Mortgage	301,524,669	299,626,769
Consumer real estate – Construction	92,161,976	91,193,738
Consumer – Other	46,716,440	52,179,341

Total Consumer	440,403,085	442,999,848

Total Loans	1,553,980,356	1,497,734,824
Allowance for loan losses	(16,792,017)	(16,117,978)

Loans, net	$1,537,188,339	$1,481,616,846

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Changes in the allowance for loan losses for the three months ended March 31, 2007 and for the year ended December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

Balance at beginning of period	$16,117,978	$7,857,774
Charged-off loans	(187,818)	(818,467)
Recovery of previously charged-off loans	73,891	244,343
Allowance acquired in acquisition of Cavalry (see note 2)	—	5,102,296
Provision for loan losses	787,966	3,732,032

Balance at end of period	$16,792,017	$16,117,978

     At March 31, 2007 and at December 31, 2006, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $4,774,000 and $7,070,000 at March 31, 2007 and December 31, 2006, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $102,000 and $18,000 for the three months ended March 31, 2007 and 2006, respectively.
     At March 31, 2007, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $23,035,000 to certain directors, executive officers, and their related entities, of which $17,639,000 had been drawn upon. During the three months ended March 31, 2007, $1,018,000 of new loans to certain directors, executive officers, and their related entities were made and repayments totaled $237,000. At December 31, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $23,392,000 to certain directors, executive officers, and their related entities, of which approximately $16,858,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved. None of these loans to certain directors, executive officers, and their related entities, were impaired at March 31, 2007.
     During the three months ended March 31, 2007 and 2006, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with U.S. generally accepted accounting principles, Pinnacle Financial recognized a net gain on the sale of these participated loans for the three months ended March 31, 2007 and 2006 of approximately $45,000 and $73,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans. At March 31, 2007, Pinnacle Financial was servicing $120 million of loans for correspondent banks and other entities, of which $114 million was commercial loans.
Note 5. Income Taxes
     FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods. Pinnacle Financial adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of January 1, 2007, Pinnacle Financial has $700,000 of unrecognized tax benefits related to Federal income tax matters. If ultimately recognized, this amount will reduce goodwill associated with the acquisition of Cavalry and therefore would not impact the Company’s effective tax rate. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2007 relative to any tax positions taken prior to January 1, 2007.
     As of January 1, 2007, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. It is Pinnacle Financial’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.
     Pinnacle Financial and its subsidiaries file a consolidated U.S. Federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pinnacle Financial and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2002 through 2006.
     Income tax expense attributable to income from continuing operations for the three months ended March 31, 2007 and 2006 consists of the following:

	2007	2006

Current tax expense:
Federal	$3,598,664	$1,474,215
State	306,120	110,037

Total current tax expense	3,904,784	1,584,252

Deferred tax benefit:
Federal	(1,903,173)	(311,326)
State	(217,098)	(46,166)

Total deferred tax benefit	(1,310,271)	(357,492)

	$2,594,513	$1,226,760

     Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% in 2007 and 34% in 2006 to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006

Income taxes at statutory rate	$2,868,724	$1,305,053
State tax expense, net of Federal tax effect	57,864	39,998
Federal tax credits	(90,000)	(75,000)
Tax-exempt securities	(196,607)	(119,973)
Other items	(45,468)	76,682

Income tax expense	$2,594,513	$1,226,760

     The effective tax rate for 2007 and 2006 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available thru 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the year ended December 31, 2007 is $360,000 and for the year ended December 31, 2006 is $300,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2007 and 2006.
     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006 are as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2007	2006

Deferred tax assets:
Allowance for loan losses	$6,918,726	$6,654,334
Loans	1,154,981	1,337,983
Securities	1,017,449	1,251,636
Accrued liability for supplemental retirement agreements	1,552,598	1,535,688
Deposits	478,668	585,568
Other deferred tax assets	271,361	340,296

	11,394,168	11,705,505

Deferred tax liabilities:
Depreciation and amortization	349,788	1,563,078
Core deposit intangible asset	4,270,772	4,473,076
FHLB dividends	803,435	770,156
Other deferred tax liabilities	435,536	440,642

	5,859,531	7,246,952

Net deferred tax assets	$5,534,637	$4,458,553

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at March 31, 2007 is as follows:

Commitments to extend credit	$510,561,720
Standby letters of credit	54,772,369
     At March 31, 2007, the fair value of Pinnacle Financial’s standby letters of credit was $159,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2007 will not have a material effect on Pinnacle Financial’s consolidated financial statements.
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
     As of March 31, 2007, of the 1,846,000 stock options outstanding, 1,238,000 of those options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 607,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. All stock options under the plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.
     A summary of the activity within the three equity incentive plans during the three months ended March 31, 2007 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2006	1,658,459	$12.93	6.4	$31,848

Granted	252,443	31.30
Exercised	(58,475)	7.31
Forfeited	(6,492)	29.47

Outstanding at March 31, 2007	1,845,935	$16.56	6.7	$26,277

Outstanding and expected to vest as of March 31, 2007	1,807,919	$16.37	6.7	$26,085

Options exercisable at March 31, 2007	1,009,781	$8.52	5.0	$22,209

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $30.51 per common share for the approximately 1.2 million options that were in-the-money at March 31, 2007.
     During the three months ended March 31, 2007, 142,000 option awards vested at an average exercise price of $15.15 and an intrinsic value of approximately $3.9 million.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the three months ended March 31, 2007, the aggregate intrinsic value of options exercised under the equity incentive plans was $1.37 million determined as of the date of option exercise. As of March 31, 2007, there was approximately $5.46 million of total unrecognized compensation cost related to unvested stock options granted under the equity incentive plans. That cost is expected to be recognized over a weighted-average period of 4.1 years.
     During the three months ended March 31, 2007 and 2006, Pinnacle Financial recorded stock-based compensation expense using the
Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures. The impact on the Company’s results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended March 31, 2007
	Awards granted with
	the intention to be	Non-qualified		Three months
	classified	stock		ended March 31,
	as incentive stock options	option awards	Total	2006

Stock-based compensation expense	$116,000	$246,000	$362,000	$152,000
Deferred income tax benefit	—	97,000	97,000	8,000

Impact of stock-based compensation expense after deferred income tax benefit	$116,000	$149,000	$265,000	$144,000

Impact on earnings per share:
Basic –weighted average shares outstanding	$0.008	$0.010	$0.017	$0.015

Fully diluted – weighted average shares outstanding	$0.007	$0.009	$0.016	$0.013

     For purposes of these calculations, the fair value of options granted for each of the three months ended March 31, 2007 and 2006 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2007	2006

Risk free interest rate	4.78%	4.40%
Expected life of options	6.5 years	6.5 years
Expected dividend yield	0.00%	0.00%
Expected volatility	20.94%	23.65%
Weighted average fair value	$10.79	$9.31
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
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards, such as stock appreciation rights. There were no market-based awards or stock appreciation rights outstanding as of March 31, 2007. During the three months ended March 31, 2007, Pinnacle Financial awarded 23,196 shares, respectively, of restricted common stock to certain executives of Pinnacle Financial. Of these awards, 7,732 are considered granted for financial reporting purposes. The fair value of these awards as of the date of grant was $31.70 per share. The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period. 15,464 of the shares awarded on March 31, 2007 are not yet deemed to be granted for financial reporting purposes because the key terms required to be achieved in order for the forfeiture restrictions to lapse the have not yet been defined.
     Compensation expense associated with all restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each year’s traunche is amortized separately. For the three months ended March 31, 2007, Pinnacle Financial recognized approximately $102,000 in compensation costs attributable to

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
all awards issued prior to March 31, 2007. Accumulated compensation costs since the date these shares were awarded have amounted to approximately $750,000 through March 31, 2007.
     During 2006, the Board of Directors of Pinnacle Financial awarded 4,400 shares of restricted common stock to the outside members of the board in accordance with their 2006 board compensation package. On March 20, 2007, the Board of Directors of Pinnacle Financial awarded 3,230 shares of restricted common stock to the outside members of the board in accordance with their 2007 board compensation package. Each board member received an award of 323 shares. The restrictions on these shares are expected to lapse on January 18, 2008 if each individual board member meets his or her attendance goals for the various board and board committee meetings to which each member is scheduled to attend during the year ended December 31, 2007. The weighted average fair value of these restricted share awards granted to our directors in 2007 as of the date of grant was $32.30 per share. For the three months ended March 31, 2007, Pinnacle Financial recognized approximately $3,000, in compensation costs attributable to these awards.
     A summary of activity for restricted share awards for the three months ended March 31, 2007 follows:

	Executive Management Awards			Board of Director Awards
(number of share awards)	Vested	Unvested	Totals	Vested	Unvested	Totals

Balances at December 31, 2006	20,769	17,500	38,269	—	4,000	4,000
Granted	—	7,732	7,732	—	3,230	3,230
Forfeited	—	—	—	—	—	—
Vested	12,755	(12,755)	—	4,000	(4,000)	—

Balances at March 31, 2007	33,524	12,477	46,001	4,000	3,230	7,230

     A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three months ended March 31, 2007 and 2006, follows:

	2007	2006

Stock-based compensation expense	$105,000	$34,000
Income tax benefit	41,000	13,000

Impact of stock-based compensation expense, net of income tax benefit	$64,000	$21,000

Impact on earnings per share:
Basic – weighted average shares outstanding	$0.004	$0.002

Fully diluted – weighted average shares outstanding	$0.004	$0.002

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2007 and December 31, 2006, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2007

Total capital to risk weighted assets:
Pinnacle Financial	$210,559	11.9%	$142,162	8.0%	not applicable
Pinnacle National	$182,530	10.3%	$141,864	8.0%	$177,330	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$193,767	10.9%	$71,081	4.0%	not applicable
Pinnacle National	$165,738	9.4%	$70,932	4.0%	$106,398	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$193,767	9.6%	$81,161	4.0%	not applicable
Pinnacle National	$165,738	8.2%	$81,197	4.0%	$101,496	5.0%

At December 31, 2006

Total capital to risk weighted assets:
Pinnacle Financial	$202,881	11.8%	$137,638	8.0%	not applicable
Pinnacle National	$175,159	10.2%	$137,340	8.0%	$171,676	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$186,763	10.9%	$68,819	4.0%	not applicable
Pinnacle National	$159,031	9.3%	$68,670	4.0%	$103,005	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$186,763	9.5%	$79,021	4.0%	not applicable
Pinnacle National	$159,031	8.1%	$79,056	4.0%	$98,820	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
Note 9. Business Segment Information
     Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations. Pinnacle Financial’s segments were changed in 2006 as a result of the acquisition of Cavalry to include Trust with Investment Services segment and to add a new segment for Insurance Services. Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller and Loughry Insurance Services, Inc. Miller and Loughry is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products. The following tables present financial information for each reportable segment as of March 31, 2007 and 2006 and for the three months ended March 31, 2007 and 2006 (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Trust and
	Commercial	Investment	Mortgage	Insurance	Total
	Banking	Services	Origination	Services	Company

For the three months ended March 31, 2007:
Net interest income	$17,047	$—	$35	$—	$17,082
Provision for loan losses	788	—	—	—	788
Noninterest income	2,648	1,114	586	643	5,026
Noninterest expense	11,397	800	487	440	13,124
Income tax expense	2,338	123	53	80	2,594

Net income	$5,207	$191	$81	$123	$5,602

End of period assets	$2,188,750	—	—	$4,382	$2,193,132

For the three months ended March 31, 2006:
Net interest income	$9,504	$—	$—	$3	$9,507
Provision for loan losses	387	—	—	—	387
Noninterest income	1,066	429	288	265	2,048
Noninterest expense	6,716	372	165	76	7,329
Income tax expense	1,083	21	47	76	1,227

Net income	$2,384	$36	$76	$116	$2,612

End of period assets	$1,823,662	$—	$—	$4,550	$1,828,212

Note 10. Investments in Unconsolidated Subsidiaries and Other Entities
     On December 29, 2003, the Company established PNFP Statutory Trust I; on September 15, 2005 the Company established PNFP Statutory Trust II; and on September 7, 2006 the Company established PNFP Statutory Trust III (“Trust I”; “Trust II”; “Trust III” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000 and $619,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II and $20,000,000 for Trust III and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. Pinnacle Financial’s aggregate $1,548,000 investment in the Trusts is included in investments in unconsolidated subsidiaries and other entities in the accompanying consolidated balance sheet at March 31, 2007 and the $51,548,000 obligation of Pinnacle Financial is reflected as subordinated debt at March 31, 2007.
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.15% at March 31, 2007) which is set each quarter and mature on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.00% at March 31, 2007) which is set each quarter and mature on September 30, 2036.
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
     The Subordinated Debentures are unsecured; bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities and mature on the same dates as those noted above for the Trust Preferred Securities. Interest is payable quarterly. Pinnacle Financial may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and Pinnacle Financial’s ability to pay dividends on our common shares will be restricted.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II and September 30, 2011 for Trust III. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to Federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming nondeductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
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
     Combined summary financial information for the Trusts follows (dollars in thousands) at March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006:
Combined Summary Balance Sheets

	March 31, 2007	December 31, 2006

Asset – Investment in subordinated debentures issued by Pinnacle Financial	$51,548	$51,548

Liabilities	$—	$—

Stockholder’s equity – Trust preferred securities	50,000	50,000
Common securities (100% owned by Pinnacle Financial)	1,548	1,548

Total stockholder’s equity	51,548	51,548

Total liabilities and stockholder’s equity	$51,548	$51,548

Combined Summary Income Statement

	Three months ended March 31,
	2007	2006

Income – Interest income from subordinated debentures issued by Pinnacle Financial	$876	$485

Net Income	$876	$485

Combined Summary Statement of Stockholder’s Equity

	Trust	Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity

Balances, December 31, 2005	$30,000	$929	$—	$30,929
Net income	—	—	485	485
Dividends:
Trust preferred securities	—	—	(470)	(470)
Common paid to Pinnacle Financial	—	—	(15)	(15)

Balances, March 31, 2006	$30,000	$929	$—	$30,929

Balances, December 31, 2006	$50,000	$1,548	$—	$51,548
Net income	—	—	876	876
Issuance of trust preferred securities Dividends:
Trust preferred securities	—	—	(861)	(861)
Common paid to Pinnacle Financial	—	—	(15)	(15)

Balances, March 31, 2007	$50,000	$1,548	$—	$51,548

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In addition, the Company has investments in other entities which totaled approximately $784,000 and $66,000 at March 31, 2007 and December 31, 2006, respectively. These investments are reported at fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at March 31, 2007 and December 31, 2006 and our results of operations for the three months ended March 31, 2007 and 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid growth from inception through the first quarter of 2007 has had a material impact on our financial condition and results of operations. This rapid growth resulted in net income for the three months ended March 31, 2007 and 2006 of $0.34 and $0.24, respectively. At March 31, 2007, loans totaled $1.554 billion, as compared to $1.498 billion at December 31, 2006, while total deposits increased to $1.700 billion at March 31, 2007 compared to $1.622 billion at December 31, 2006.
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

Cash and cash equivalents	$37,420
Investment securities – available-for-sale	39,476
Loans, net of an allowance for loan losses of $5,102	545,598
Goodwill	114,288
Core deposit intangible	13,168
Other assets	42,937

Total assets acquired	792,887

Deposits	583,992
Federal Home Loan Bank advances	17,767
Other liabilities	18,851

Total liabilities assumed	620,610

Total consideration paid for Cavalry	$172,277

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

In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible in connection with our merger with Cavalry. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three months ended March 31, 2007, approximately $516,000 of amortization was recognized in the statement of income. Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years.
We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. We have also recorded the corresponding deferred tax assets or liabilities associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the three months ended March 31, 2007, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $833,000 compared to $431,000 for the three months ended March 31, 2006. Based on the estimated useful lives of the acquired loans and deposits, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $3.2 million in subsequent years.
We also incurred approximately $443,000 in merger related expenses during the three months ended March 31, 2006 directly related to the Cavalry merger. These charges were for our integration of Cavalry and accelerated depreciation and amortization related to software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition. We do not anticipate any merger related expenses associated with the Cavalry merger in 2007.
Knoxville, Tennessee Expansion. On April 9, 2007, we announced our plans to expand to the Knoxville, Tennessee, market and the hiring of two prominent veteran bankers to lead our firm in Knoxville. We have estimated that our expansion into Knoxville will result in a reduction in our net income for 2007 as we hire new associates in that market and build out our initial branch network. Our current estimates are that Knoxville will negatively impact our diluted earnings per share by $0.08 in 2007.
Results of Operations. Our net interest income increased to $17.1 million for the first three months of 2007 compared to $9.5 million for first three months of 2006. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2007 was 3.64% compared to 3.65% for the same period in 2006.
Our provision for loan losses was $788,000 for the first three months of 2007 compared to $387,000 for the same period in 2006. The provision for loan losses increased primarily due to increases in loan volumes and charge-offs in 2007 compared to 2006.
Noninterest income for the three months ended March 31, 2007 compared to the same period in 2006 increased by $3.0 million, or 145%. This increase is largely attributable to the fee businesses associated with the Cavalry acquisition, particularly with regard to service charges on deposit accounts, insurance sales commissions and trust fees.
Our continued growth during the first three months of 2007 resulted in increased noninterest expense compared to the first three months of 2006 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 368.0 at March 31, 2006 to 419.5 at March 31, 2007. We expect to add additional employees throughout 2007 which will cause our compensation and employee benefit expense to increase in 2007. Additionally, our branch expansion efforts and our recently announced expansion into the Knoxville, Tennessee market will result in increased operating expenses in the future.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.4% for the first three months of 2007 compared to 63.4% for the same period in 2006.
The effective income tax expense rate for the three months ended March 31, 2007 was approximately 31.6% compared to an effective income tax expense rate for the three months ended March 31, 2006 of approximately 32.0%. The slight decrease in the effective tax rate between the two periods was due to increased bank owned life insurance acquired with the Cavalry acquisition and other tax initiatives.

Net income for the first three months of 2007 was $5.6 million compared to $2.6 million for the same period in 2006, an increase of 114%.
Financial Condition. Loans increased $56.2 million during the first three months of 2007. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.
We have successfully grown our total deposits to $1.700 billion at March 31, 2007 compared to $1.622 billion at December 31, 2006, an increase of $77.7 million. This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2007 compared to 2006. We typically adjust our loan yields at a faster rate than we adjust our deposit rates. As such, unless competitive pressures dictate, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets.
Capital and Liquidity. At March 31, 2007, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at March 31, 2007, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.
In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock). This additional capital was required to support our growth. As of March 31, 2007, we believe we have sufficient capital to support our current growth plans, including our expansion into the Knoxville market. However, expansion by acquisition of other banks or by branching into a new geographic market could result in issuance of additional capital, including additional common shares.
We continue to believe there is broad acceptance of our business model and in our target markets of small to mid-sized businesses and affluent clients, real estate professionals and consumers that desire a deep relationship with their bank.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, the application of SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) and the assessment of impairment of the intangibles resulting from the Cavalry merger have been critical to the determination of our financial position and results of operations.
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
Share Based Payments – Our stock compensation is subject to financial accounting standards that required us to assess numerous factors including the historical volatility of our stock price, anticipated option forfeitures and estimates concerning the length of time that our options would remain unexercised. Many of these assessments impact the fair value of the underlying stock option more significantly than others and changes to these assessments in future periods could be significant. We believe the assumptions we have incorporated into our stock option fair value assessments are reasonable.
Impairment of Intangible Assets — Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
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

Results of Operations
Our results for the three months ended March 31, 2007 and 2006 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2007-2006
	March 31,		Percent
	2007	2006	Increase
Interest income	$33,739	$16,811	100.7%
Interest expense	16,657	7,304	128.1%

Net interest income	17,082	9,507	79.7%
Provision for loan losses	788	387	103.6%

Net interest income after provision for loan losses	16,294	9,120	78.7%
Noninterest income	5,026	2,048	145.4%
Noninterest expense	13,124	7,329	79.1%

Net income before income taxes	8,196	3,839	113.5%
Income tax expense	2,594	1,227	111.4%

Net income	$5,602	$2,612	114.5%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended March 31, 2007, we recorded net interest income of $17.1 million, which resulted in a net interest margin of 3.64%. For the three months ended March 31, 2006, we recorded net interest income of $9.5 million, which resulted in a net interest margin of 3.65%.
The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2007			March 31, 2006
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields

Interest-earning assets:
Loans	$1,530,771	$28,977	7.68%	$761,326	$13,179	7.02%
Securities:
Taxable	272,669	3,346	4.98%	241,750	2,861	4.80%
Tax-exempt (1)	72,961	670	4.91%	44,571	401	4.81%
Federal funds sold and other	55,897	746	5.42%	27,238	370	5.53%

Total interest-earning assets	1,932,298	33,739	7.13%	1,074,885	16,811	6.39%

Nonearning assets	217,630			78,938

Total assets	$2,149,928			$1,153,823

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$244,680	$1,957	3.24%	$104,123	$481	1.88%
Savings and money market	495,877	4,125	3.37%	344,852	2,350	2.76%
Certificates of deposit	624,092	7,456	4.84%	314,992	3,019	3.89%

Total interest bearing deposits	1,364,649	13,538	4.02%	763,967	5,850	3.11%
Securities sold under agreements to repurchase	157,180	1,712	4.42%	59,723	508	3.46%
Federal Home Loan Bank advances and other borrowings	40,241	531	5.36%	46,711	460	3.99%
Subordinated debt	51,548	876	6.89%	30,929	486	6.36%

Total interest-bearing liabilities	1,613,618	16,657	4.19%	901,330	7,304	3.29%
Noninterest-bearing deposits	269,864	—	—	152,247	—	—

Total deposits and interest-bearing liabilities	1,883,482	16,657	3.59%	1,053,577	7,304	2.81%

Other liabilities	6,980			4,711
Stockholders’ equity	259,466			95,535

	$2,149,928			$1,153,823

Net interest income		$17,082			$9,507

Net interest spread (2)			2.95%			3.10%
Net interest margin (3)			3.64%			3.65%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three months ended March 31, 2007 was 3.64% compared to a net interest margin o f 3.65% for the same period in 2006. The net change in the net interest margin was relatively minor because the net increases in the yield on interest-earning assets between the two periods approximated the increases in the rate paid on deposits and interest-bearing liabilities. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields increased between 2007 and 2006 by 66 basis points. The pricing of a large portion of our loan portfolio is tied to our prime rate. Our weighted average prime rate for 2007 was 8.25% compared to 7.42% in 2006. The rates were higher in 2007 and 2006 due to periodic increases in our prime lending rate which moves in concert with the Federal Reserve’s changes to its Federal funds rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes in 2007 and 2006, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio. For 2007, average loan balances were 71.2% of total assets compared to 66.0% in 2006. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation contributed to the increase in the overall total interest earning asset yields between the two periods.

•	During 2007, overall deposit rates were higher than those rates for the comparable period in 2006. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. During 2007, as was the case with our prime lending rate, short-term rates were higher than in 2006. We also monitor the pricing of similar products by our primary competitors. The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2007 compared to the previous periods which resulted in increased rates paid on interest bearing liabilities.

•	During 2007, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 62.0% of our total funding compared to 62.7% in 2006. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings and, as a result, these matters contributed to the decrease in our net interest spread in 2007 compared to 2006.

•	Also impacting the net interest margin during 2007 compared to 2006 was pricing of our floating rate subordinated indebtedness which comprises approximately $31 million of the $52 million of subordinated indebtedness as of March 31, 2007. The interest rate charged on this indebtedness is generally higher than other funding sources. The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly. During 2007, the short-term interest rate environment was higher than previous years, and, as a result, the pricing for this funding source was higher in 2007.
There continues to be speculation in the marketplace as to the direction of interest rates and whether the Federal Reserve will increase or decrease the Federal funds target rate from the current 5.25%. As to intermediate and long-term rates, many economists are forecasting that these rates should increase over the next several quarters such that the “yield curve” approaches a more traditional position, however these forecasts are always accompanied by many qualifiers. As a result, we are forecasting in our modeling that interest rates will remain stable over the next few quarters.
The current inverted shape of the yield curve represents a challenge for most banks, including Pinnacle. However, we believe we will increase net interest income through growth in earning assets with continued emphasis on floating rate lending. The additional revenues provided by increased floating rate loans may not be sufficient to overcome any immediate increases in funding costs such that we are unable to maintain our current net interest margin. As a result, even though our net interest income will likely increase, our net interest margins could decrease due to new deposits being obtained at current market rates which are higher than our current average cost of funding and the continued competitive deposit pricing in our market area. We believe our net interest margin for the remainder of 2007 should be within a range of 3.60% to 3.70%, compared to 3.64% for the first quarter of 2007.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $788,000 and $387,000 for the three months ended March 31, 2007 and 2006, respectively.
Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2007. An increase in gross charge-offs and an increase in loan volumes were the primary causes for the increase in our provision for loan losses in 2007 when compared to 2006.
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
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities ma y also vary widely from quarter to quarter and year to year.
The following is the makeup of our noninterest income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended		2007-2006
	March 31,		Percent
	2007	2006	Increase (decrease)

Noninterest income:
Service charges on deposit accounts	$1,797	$438	310.3%
Investment services	735	514	43.0%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	318	250	27.2%
Gains on loans and loan participations sold, net	45	74	(39.2)%
Insurance sales commissions	637	265	140.4%
Trust fees	420	52	707.7%
Other noninterest income:
Letters of credit fees	60	133	(54.9)%
Bank-owned life insurance	138	37	273.0%
ATM, check card and merchant card fees	519	6	8550%
Other noninterest income	357	279	43.0%

Total noninterest income	$5,026	$2,048	145.4%

Service charge income for 2007 increased over that of 2006 due to increased volumes from our Rutherford County market and an increase in the number of Nashville deposit accounts subject to service charges. However, for the Nashville accounts, the increase in service charges in 2007 when compared to 2006 was offset by the earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate serves to reduce the deposit service charges for our commercial customers and is based on the average balances of their checking accounts at Pinnacle National. We increased the number of customers subject to overdraft protection and we increased our per item insufficient fund charge by approximately 12%, which also contributed to the increase in service charge revenue in 2007.
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At March 31, 2007, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $617 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $597 million at December 31, 2006. Additionally, following our merger with Cavalry, we now offer trust services through Pinnacle National’s trust division. At March 31, 2007, our trust department was receiving fees on approximately $400 million in assets compared to $395 million at December 31, 2006. Also, following our merger with Cavalry, we offer insurance services through Miller and Loughry Insurance and Services, Inc. In the first quarter of 2007, we earned $637,000 for insurance commissions compared to $265,000 for the period March 15, 2006 through March 31, 2006.

Additionally, mortgage related fees for the first quarter also provided for a significant portion of the increase in noninterest income between 2007 and 2006. These mortgage fees are for loans originated in both the Nashville and Rutherford County markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At March 31, 2007 and pursuant to participation agreements with these correspondents, we had participated approximately $114.1 million of originated loans to these other banks compared to $95.4 million at December 31, 2006. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $45,000 and $74,000 during the three months ended March 31, 2007 and 2006, respectively, related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Cavalry merger has resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2007 compared to 2006 due primarily to the merger with Cavalry.
Additionally, noninterest income from the cash surrender value of bank-owned life insurance increased significantly between 2007 and 2006. In connection with the Cavalry merger, we became the owner and beneficiary of several life insurance policies on former Cavalry executives. These policies were acquired by Cavalry in connection with a supplemental retirement plan for these former Cavalry executives.
Additional other noninterest income increased by approximately $78,000 during 2007 when compared to 2006. Most of these revenues are for loan late charges and other fees.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended		2007-2006
	March 31,		Percent
	2007	2006	Increase (decrease)

Noninterest expense:
Salaries and employee benefits:
Salaries	$5,507	$2,614	110.7%
Commissions	391	234	67.1%
Other compensation, primarily incentives	1,022	669	52.8%
Employee benefits and other	1,347	931	44.7%

Total salaries and employee benefits	8,267	4,448	85.9%

Equipment and occupancy	2,165	1,173	84.6%
Marketing and business development	252	191	31.9%
Postage and supplies	454	186	144.1%
Amortization of core deposit intangible	516	132	290.9%
Other noninterest expense:
Accounting and auditing	162	166	(2.4)%
Consultants, including independent loan review	24	35	(31.4)%
Legal, including borrower-related charges	132	85	55.3%
Directors’ fees	60	56	7.1%
Insurance, including FDIC assessments	349	101	245.5%
Other noninterest expense	743	313	137.4%

Total other noninterest expense	1,470	756	94.4%

Merger related expense	—	443	—

Total noninterest expense	$13,124	$7,329	79.1%

Expenses have generally increased between the above periods due to our merger with Cavalry, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. For the three months ended March 31, 2007 and 2006, approximately $467,000 and $187,000, respectively, of compensation expense related to stock options and restricted share awards is included in other incentive compensation expense.
At March 31, 2007, we employed 419.5 full time equivalent employees compared to 404.0 at December 31, 2006. We intend to continue to add employees in both the Nashville and Knoxville markets to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Under the plan, the targeted level of incentive payments requires the Company to achieve a certain targeted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased.
Included in the salary and employee benefits amounts for the three months ended March 31, 2007 and 2006, were $590,000 and $480,000, respectively, related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. Based on our current earnings forecast for 2007, for the three months ended March 31, 2007, we have anticipated a cash award to qualifying associates equal to 50% of their targeted award and consequently we have recorded incentive expense of 50% of the targeted award for the first three months of 2007. We will continue to review our anticipated 2007 cash incentive expense throughout 2007 which may require us to increase or decrease the anticipated award above or below the 50% amount at March 31, 2007 based on the new estimate. For the three months ended March 31, 2006, the anticipated award to be paid to associates equaled 100% of their targeted award. The incentive plan for 2007 is structured similarly to prior year plans in that the award is based on the achievement of soundness and earnings objectives.

Equipment and occupancy expenses in 2007 were greater than the 2006 amount by 85% due primarily to the additional branches and equipment acquired with the Cavalry merger. We also opened an office in the Donelson area of Nashville, Tennessee in the first quarter of 2007. These branch additions, and our planned expansion into the Knoxville market, will contribute toward an increase in our equipment and occupancy expenses throughout 2007 and future periods.
Marketing and other business development and postage and supplies expenses are higher in 2007 compared to 2006 and due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses. The addition of customers from the Cavalry merger had a direct impact on these increased charges.
Included in noninterest expense for 2007 and 2006 is $516,000 and $132,000, respectively of amortization of the core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years. Additionally, for the three months ended March 31, 2006, we incurred $443,000 of merger related expenses directly associated with the Cavalry merger. The merger related charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition. We do not anticipate any additional merger related expenses associated with the Cavalry transaction in 2007.
Other noninterest expenses increased 94% in 2007 over 2006. Most of these increases are attributable to increased legal fees and insurance expenses. Also contributing to the increases in 2006 are incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses and other items which have increased significantly as a result of the Cavalry merger.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.4% for the first three months of 2007 compared to 63.4% in 2006. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Financial Condition
Our consolidated balance sheet at March 31, 2007 reflects organic growth since December 31, 2006. Total assets grew to $2.193 billion at March 31, 2007 from $2.142 billion at December 31, 2006.
Loans. The composition of loans at March 31, 2007 and at December 31, 2006 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$287,498	18.5%	$284,302	19.0%
Commercial real estate — Construction	160,222	10.3%	161,903	10.8%
Commercial — Other	665,857	42.8%	608,530	40.6%

Total commercial	1,113,577	71.6%	1,054,735	70.4%

Consumer real estate — Mortgage	301,525	19.4%	299,627	20.0%
Consumer real estate — Construction	92,162	5.9%	91,194	6.1%
Consumer — Other	46,716	3.1%	52,179	3.5%

Total consumer	440,403	28.4%	443,000	29.6%

Total loans	$1,553,980	100.0%	$1,497,735	100.0%

As noted above, we have increased the percentage of our outstanding loans in commercial versus commercial and consumer real estate during the three months ended March 31, 2007. Over the last few quarters, we have noted decreases in the number of real estate lending opportunities, particularly real estate construction lending, primarily due to the broader economy and developers avoiding increases in inventories. We will continue to pursue quality real estate lending opportunities. These types of loans require that we maintain effective credit and construction monitoring systems. Also and as a result of the Cavalry merger, we have increased our resources in this area such that we believe we can effectively manage this area of exposure through utilization of experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at March 31, 2007 and December 31, 2006 (dollars in thousands):

	At March 31, 2007
	Outstanding
	Principal	Unfunded		Total Exposure at
	Balances	Commitments	Total exposure	December 31, 2006

Trucking industry	$61,441	$23,382	$84,823	$89,862
Lessors of nonresidential buildings	123,740	17,033	140,773	133,504
Lessors of residential buildings	64,320	6,970	71,290	65,791
Land subdividers	117,113	41,825	158,938	164,535
New housing operative builders	126,084	67,133	193,217	192,373
The following table classifies our fixed and variable rate loans at March 31, 2007 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2007
	Fixed	Variable		At March 31,	At December 31,
	Rates	Rates	Totals	2007	2006

Based on contractual maturity:
Due within one year	$81,960	$579,683	$661,643	42.6%	40.9%
Due in one year to five years	459,264	144,354	603,618	38.8%	39.9%
Due after five years	80,604	208,115	288,719	18.6%	19.2%

Totals	$621,828	$932,152	$1,553,980	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$715,931	$715,931	46.1%	46.1%
Due within one year	81,960	137,496	219,456	14.1%	13.6%
Due in one year to five years	459,264	66,569	525,833	33.8%	34.2%
Due after five years	80,604	12,156	92,760	6.0%	6.1%

Totals	$621,828	$932,152	$1,553,980	100.0%	100.0%

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
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2007, we had $4,774,000 in loans on nonaccrual compared to $7,070,000 at December 31, 2006. The decrease in nonperforming loans between March 31, 2007 and December 31, 2006 was primarily related to borrower payments received during the three months ended March 31, 2007.

At March 31, 2007, we owned $858,000 in real estate which we had acquired, usually through foreclosure, from borrowers compared to $995,000 at December 31, 2006. Substantially all of this amount relates to homes that are in various stages of construction for which we believe we have adequate collateral.
There were $98,000 of other loans 90 past due and still accruing interest at March 31, 2007 compared to $737,000 at December 31 , 2006. At March 31, 2007 and at December 31, 2006, no loans were deemed to be restructured loans. The following table is a summary of our nonperforming assets at March 31, 2007 and December 31, 2006 (dollars in thousands):

	At Mar. 31,	At Dec. 31,
	2007	2006

Nonaccrual loans (1)	$4,774	$7,070
Restructured loans	—	—
Other real estate owned	858	995

Total nonperforming assets	5,632	8,065
Accruing loans past due 90 days or more	98	737

Total nonperforming assets and accruing loans past due 90 days or more	$5,730	$8,802

Total loans outstanding	$1,553,980	$1,497,735

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.37%	0.59%

Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	34.12%	54.61%

(1)	Interest income that would have been recorded during the three months ended March 31, 2007 related to nonaccrual loans was $102,000. Potential problem assets, which are not included in nonperforming assets, amounted to approximately $5.1 million or 0.21% of total loans outstanding at March 31, 2007, compared to $6.0 million, or 0.24% of total loans outstanding at December 31, 2006.
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
Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of March 31, 2007 and December 31, 2006, our allowance for loan losses was $16,792,000 and $16,118,000, respectively, which our management deemed to be adequate at each of the respective dates. The increase in our allowance was primarily the result of increases in loan balances and net charge-offs for the three months ended March 31, 2007. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.
Approximately 71.6% of our loan portfolio at March 31, 2007 consisted of commercial loans compared to 70.4% at December 31, 2006. The following table sets forth, based on management’s best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of March 31, 2007 and December 31, 2006 and the percentage of loans in each category to the total loans (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$4,538	18.5%	$4,550	19.0%
Commercial real estate — Construction	2,529	10.3%	2,591	10.8%
Commercial — Other	6,873	42.8%	6,517	40.6%

Total commercial	13,940	71.6%	13,658	70.4%

Consumer real estate — Mortgage	814	19.4%	913	20.0%
Consumer real estate — Construction	249	5.9%	278	6.1%
Consumer — Other	793	3.1%	870	3.5%

Total consumer	1,856	28.4%	2,061	29.6%

Unallocated	996	NA	399	NA

Total allowance for loan losses	$16,792	100.0%	$16,118	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2007 and for the year ended December 31, 2006 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	At Mar. 31,	At Dec. 31,
	2007	2006

Balance at beginning of period	$16,118	$7,858
Provision for loan losses	788	3,732
Allowance acquired in Cavalry acquisition	—	5,102
Charged-off loans:
Commercial real estate — Mortgage	—	—
Commercial real estate — Construction	—	—
Commercial — Other	(47)	(436)
Consumer real estate — Mortgage	(64)	(46)
Consumer real estate — Construction	—	—
Consumer — Other	(77)	(336)

Total charged-off loans	(188)	(818)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	—
Commercial real estate — Construction	1	—
Commercial — Other	37	166
Consumer real estate — Mortgage	24	—
Consumer real estate — Construction	—	—
Consumer — Other	12	78

Total recoveries of previously charged-off loans	74	244

Net (charge-offs) recoveries	(114)	(574)

Balance at end of period	$16,792	$16,118

Ratio of allowance for loan losses to total loans outstanding at end of period	1.08%	1.08%

Ratio of net charge-offs (*) to average loans outstanding for the period	0.03%	0.05%

(*)	Net charge-offs for the three months ended March 31, 2007 have been annualized.
As a relatively new institution, we (excluding the impact of Cavalry), do not have extensive loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have additional charge-offs as our losses materialize. We consider the amount and nature of our charge-offs in determining the adequacy of our allowance for loan losses.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $340 million and $346 million at March 31, 2007 and December 31, 2006, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a liquidity source. A statistical comparison of our entire investment portfolio at March 31, 2007 and at December 31, 2006 is as follows:

	March 31, 2007		December 31, 2006

Weighted average life	4. 79	years	4.93	years
Weighted average coupon		4.84%		4.85%
Tax equivalent yield		5.01%		5.01%
Deposits and Other Borrowings. We had approximately $1.700 billion of deposits at March 31, 2007 compared to $1.622 billion at December 31, 2006. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $117.0 million at March 31, 2007 and $141.0 million at December 31, 2006. Additionally, at March 31, 2007, we had borrowed $26.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $53.7 million at December 31, 2006.
Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,		December 31,
	2007	Percent	2006	Percent

Core funding:
Noninterest-bearing deposit accounts	306,885	16.0%	$300,978	16.1%
Interest-bearing demand accounts	249,692	13.0%	236,674	12.7%
Savings and money market accounts	499,476	26.1%	485,936	26.0%
Time deposit accounts less than $100,000	147,055	7.7%	158,687	8.5%

Total core funding	1,203,108	62.8%	1,182,275	63.3%

Non-core funding:
Time deposit accounts greater than $100,000
Public funds	98,205	5.1%	98,286	5.3%
Brokered deposits	99,140	5.2%	61,718	3.3%
Other time deposits	299,679	15.7%	280,132	15.0%
Securities sold under agreements to repurchase	116,952	6.1%	141,016	7.5%
Federal Home Loan Bank advances and Federal funds purchased	46,619	2.4%	53,726	2.9%
Subordinated debt	51,548	2.7%	51,548	2.8%

Total non-core funding	712,143	37.2%	686,426	36.7%

Totals	$1,915,251	100.0%	$1,868,701	100.0%

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
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.15% at March 31, 2007) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5. 848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.00% at March 31, 2007) which is set each quarter and mature on September 30, 2036.
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
Capital Resources. At March 31, 2007 and December 1, 2006, our stockholders’ equity amounted to $262.9 million and $256.0 million, respectively, or an increase of $6.9 million. This increase was primarily attributable to $6.0 million in comprehensive income, which was composed of $5.6 million in net income together with $382,000 of net unrealized holding gains associated with our available-for-sale portfolio.
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
Interest Rate Sensitivity. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis.
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at March 31, 2007.
Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 300 basis point change in interest rates up or down, the economic value of equity will not decrease by more than 30 percent from the base case; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity will not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity will not decrease by more than 10 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at March 31, 2007.

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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2007 and December 31, 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receive s advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2007, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $26.7 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates

2007	$1,000	3.95%
2008	10,000	4.97%
2009	15,000	5.01%
Thereafter	712	2.25%

Total	$26,712

Weighted average interest rate		4.88%

At March 31, 2007, brokered certificates of deposit approximated $99.1 million which represented 5.2% of total fundings compared to $61.7 million and 3.3% at December 31, 2006. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At March 31, 2007, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At March 31, 2007, we had outstanding standby letters of credit of $54.8 million and unfunded loan commitments outstanding of $510.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for- sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
At March 31, 2007, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.
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
Recent Accounting Pronouncements
In September 2006, SFAS No. 157, “Fair Value Measurements” – SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to ac quire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We are in the process of analyzing the impact of SFAS 159.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 37 through 39 of Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
Except as disclosed below, there have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
We may not be able to expand into the Knoxville market in the time frame and at the levels that we currently expect and our projected expansion will reduce our net income for the 2007 fiscal year.
In order to expand our operations into the Knoxville market we will be required to hire a significant number of new associates and build out a branch network. We can not assure you that we will be able to hire the number of experienced associates that we need to successfully execute our strategy in the Knoxville market, nor can we assure you that the associates that we hire will be able to successfully execute our growth strategy in that market. Because we seek to hire experienced associates, the compensation cost associated with these individuals may be higher than that of other financial institutions of similar size in the market. If we are unable to grow our loan portfolio at planned rates, the increased compensation expense of these experienced associates may negatively impact our results of operations. Because there will be a period of time before we are able to fully deploy our resources in the Knoxville market, our start up costs, including the cost of our associates and our branch expansion, will negatively impact our results of operations. In addition, if we are not able to expand our branch footprint in the Knoxville market in the time period that we have targeted, our results of operations may be negatively impacted. Execution of our growth plans in the Knoxville market also depends on continued growth in the Knoxville economy.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended March 31, 2007.
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
Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I, PNFP Statutory Trust II and PNFP Statutory Trust III of an aggregate of $50,000,000 in trust preferred securities, as more fully described in this Quarterly Report on Form 10-Q. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC

/s/ M. Terry Turner
M. Terry Turner
May 3, 2007	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
May 3, 2007	Chief Financial Officer