Form 10-Q
period 2007-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2007-08-01
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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

As of July 30, 2007 there were 15,547,063 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2007

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

ITEM 1.	Part I. FINANCIAL INFORMATION

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and noninterest-bearing due from banks	$51,816,558	$43,611,533
Interest-bearing due from banks	10,375,896	1,041,174
Federal funds sold	43,808,801	47,866,143
Cash and cash equivalents	106,001,255	92,518,850

Securities available-for-sale, at fair value	312,712,769	319,237,428
Securities held-to-maturity (fair value of $26,211,163 and $26,594,235 at June 30, 2007 and December 31, 2006, respectively)	27,068,467	27,256,876
Mortgage loans held-for-sale	4,972,689	5,654,381

Loans	1,663,029,941	1,497,734,824
Less allowance for loan losses	(17,375,408)	(16,117,978)
Loans, net	1,645,654,533	1,481,616,846

Premises and equipment, net	37,854,546	36,285,796
Investments in unconsolidated subsidiaries and other entities	17,000,500	16,200,684
Accrued interest receivable	11,434,826	11,019,173
Goodwill	114,287,640	114,287,640
Core deposit intangible, net	10,353,498	11,385,006
Other assets	27,986,475	26,724,183
Total assets	$2,315,327,198	$2,142,186,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$294,630,589	$300,977,814
Interest-bearing demand	284,080,394	236,674,425
Savings and money market accounts	530,081,179	485,935,897
Time	688,744,094	598,823,167
Total deposits	1,797,536,256	1,622,411,303
Securities sold under agreements to repurchase	140,442,583	141,015,761
Federal Home Loan Bank advances	26,698,614	53,725,833
Federal funds purchased	20,000,000	-
Subordinated debt	51,548,000	51,548,000
Accrued interest payable	5,960,627	4,952,422
Other liabilities	7,946,624	12,516,523
Total liabilities	2,050,132,704	1,886,169,842
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
15,545,581 issued and outstanding at June 30, 2007 and
15,446,074 issued and outstanding at December 31, 2006	15,545,581	15,446,074
Additional paid-in capital	212,922,658	211,502,516
Retained earnings	42,137,029	31,109,324
Accumulated other comprehensive loss, net of deferred income taxes	(5,410,774)	(2,040,893)
Total stockholders’ equity	265,194,494	256,017,021
Total liabilities and stockholders’ equity	$2,315,327,198	$2,142,186,863

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$30,555,889	$24,245,895	$59,533,113	$37,424,725
Securities:
Taxable	3,394,359	3,148,459	6,740,479	6,009,577
Tax-exempt	693,417	494,849	1,362,936	895,622
Federal funds sold and other	864,198	415,437	1,610,577	785,112
Total interest income	35,507,863	28,304,640	69,247,105	45,115,036

Interest expense:
Deposits	14,456,629	9,563,035	27,993,892	15,413,344
Securities sold under agreements to repurchase	1,890,743	678,177	3,602,834	1,186,965
Federal funds purchased and other borrowings	1,499,436	1,168,265	2,906,896	2,112,761
Total interest expense	17,846,808	11,409,477	34,503,622	18,713,070
Net interest income	17,661,055	16,895,163	34,743,483	26,401,966
Provision for loan losses	899,998	1,706,865	1,687,964	2,094,049
Net interest income after provision for loan losses	16,761,057	15,188,298	33,055,519	24,307,917

Noninterest income:
Service charges on deposit accounts	1,920,085	1,356,114	3,717,234	1,794,384
Investment sales commissions	850,207	652,900	1,584,767	1,166,497
Insurance sales commissions	628,953	748,534	1,265,915	1,013,362
Gain on loans and loan participations sold, net	638,895	470,809	1,002,201	795,355
Trust fees	425,205	311,997	845,495	363,997
Other noninterest income	1,088,172	839,771	2,161,488	1,294,781
Total noninterest income	5,551,517	4,380,125	10,577,100	6,428,376

Noninterest expense:
Compensation and employee benefits	8,794,853	7,289,996	17,061,354	11,738,354
Equipment and occupancy	2,412,528	2,081,194	4,577,230	3,254,547
Marketing and other business development	430,291	357,904	682,026	548,375
Postage and supplies	524,197	445,211	979,114	630,619
Amortization of core deposit intangible	515,755	515,755	1,031,508	647,437
Other noninterest expense	1,806,680	1,493,765	3,276,764	2,250,377
Merger related expense	-	921,237	-	1,364,567
Total noninterest expense	14,484,304	13,105,062	27,607,996	20,434,276
Income before income taxes	7,828,270	6,463,361	16,024,623	10,302,017
Income tax expense	2,402,405	2,140,887	4,996,918	3,367,647
Net income	$5,425,865	$4,322,474	$11,027,705	$6,934,370

Per share information:
Basic net income per common share	$0.35	$0.28	$0.71	$0.56
Diluted net income per common share	$0.33	$0.26	$0.66	$0.51

Weighted average shares outstanding:
Basic	15,494,522	15,335,754	15,464,151	12,473,187
Diluted	16,664,213	16,503,692	16,640,977	13,640,565

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

For the six months ended June 30, 2007 and 2006

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425
Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	-	-	(169,689)	169,689	-	-	-
Exercise of employee common stock options and related tax benefits	83,667	83,667	813,688	-	-	-	897,355
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	4,400	4,400	(4,400)	-	-	-	-
Compensation expense for restricted stock	-	-	127,218	-	-	-	127,218
Compensation expense for stock options	-	-	405,394	-		-	405,394
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	-	-	-	171,087,572
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	-	-	-	-	(7,813)	-	(7,813)
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	-	-	(187,609)	-	-	-	(187,609)
Comprehensive income:
Net income	-	-	-	-	6,934,370	-	6,934,370
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $2,316,138	-	-	-	-	-	(3,954,393)	(3,954,393)
Total comprehensive income							2,979,977
Balances, June 30, 2006	15,370,916	$15,370,916	$210,106,788	$-	$20,108,848	$(6,848,033)	$238,738,519

Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$-	$31,109,324	$(2,040,893)	$256,017,021
Exercise of employee common stock options and related tax benefits	70,981	70,981	525,216	-	-	-	596,197
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	28,526	28,526	(28,526)	-	-	-	-
Compensation expense for restricted stock	-	-	121,747	-	-	-	121,747
Compensation expense for stock options	-	-	801,705	-	-	-	801,705
Comprehensive income:
Net income	-	-	-	-	11,027,705	-	11,027,705
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $1,285,456	-	-	-	-	-	(3,369,881)	(3,369,881)
Total comprehensive income							7,657,824
Balances, June 30, 2007	15,545,581	$15,545,581	$212,922,658	$-	$42,137,029	$(5,410,774)	$265,194,494

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net income	$11,027,705	$6,934,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	256,167	407,638
Depreciation and net amortization	1,040,380	2,102,657
Provision for loan losses	1,687,964	2,094,049
Gains on loans and loan participations sold, net	(1,002,201)	(795,355)
Stock-based compensation expense	923,452	532,612
Deferred tax benefit from exercise of stock options	(328,621)	(1,155,385)
Excess tax benefit from stock compensation	(94,640)	(74,908)
Mortgage loans held for sale:
Loans originated	(81,770,437)	(61,896,095)
Loans sold	83,242,466	60,374,707
(Increase) decrease in other assets	1,263,176	(7,284,404)
Decrease in other liabilities	(3,561,695)	(7,225,932)
Net cash provided by (used in) operating activities	12,683,716	(5,986,046)

Investing activities:
Activities in securities available-for-sale:
Purchases	(19,457,551)	(10,779,152)
Sales	-	-
Maturities, prepayments and calls	20,479,160	17,014,717
	1,021,609	6,235,565
Increase in loans, net	(164,558,472)	(159,916,412)
Purchases of premises and equipment and software	(3,425,182)	(2,852,886)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc., net of acquisition costs	-	37,420,210
Investments in unconsolidated subsidiaries and other entities	(823,474)	-
Purchases of other assets	-	(519,689)
Net cash used in investing activities	(167,785,519)	(119,633,212)

Financing activities:
Net increase in deposits	175,588,408	166,094,406
Net increase (decrease) in securities sold under agreements to repurchase	(573,178)	38,545,678
Net increase in Federal funds purchased	20,000,000	-
Advances from Federal Home Loan Bank:
Issuances	45,000,000	31,000,000
Payments	(72,027,219)	(56,518,145)
Exercise of common stock options	501,557	822,447
Excess tax benefit from stock compensation	94,640	74,908
Costs incurred in connection with registration of common stock issued in merger	-	(187,609)
Net cash provided by financing activities	168,584,208	179,831,685
Net increase in cash and cash equivalents	13,482,405	54,212,427
Cash and cash equivalents, beginning of period	92,518,850	58,654,270
Cash and cash equivalents, end of period	$106,001,255	$112,866,697

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National).  Pinnacle National is a commercial bank headquartered in Nashville, Tennessee with operations in Nashville and Knoxville, Tennessee. Pinnacle National provides a full range of financial services, including banking, investments, mortgages, and insurance.

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and Collateral Plus, LLC, are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.  The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements for all periods presented.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Pinnacle Financial’s annual assessment date is as of September 30 such that the assessment will be completed during the fourth quarter of each year.  Should Pinnacle Financial determine in a future period that the goodwill recorded in connection with the acquisition of Cavalry Bancorp, Inc. (“Cavalry”) has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the six months ended June 30, 2007 and 2006 as follows:

	For the six months ended June 30,
	2007	2006
Cash Payments:
Interest	$35,975,282	$12,618,997
Income taxes	7,850,000	3,600,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	552,180	500,158
Loans foreclosed upon with repossessions transferred to other assets	110,570	-
Common stock and options issued to acquire Cavalry Bancorp, Inc	-	171,087,572

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

As of June 30, 2007 and 2006, there were options outstanding to purchase 1,902,000 and 1,562,000 common shares, respectively.  Most of these options have exercise prices, compensation costs attributable to future services and excess tax benefits, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and six months ended June 30, 2007 and 2006.  There were common stock options of 221,000, and 380,000 outstanding as of June 30, 2007 and 2006, respectively, which were considered anti-dilutive and thus have not been considered in the diluted earnings per share calculations below.  Additionally, as of June 30, 2007 and 2006, Pinnacle Financial had outstanding warrants to purchase 395,000 and 406,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted net income per share for three and six months ended June 30, 2007 and 2006.

The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Basic earnings per share calculation:
Numerator - Net income	$5,425,865	$4,322,474	$11,027,705	$6,934,370

Denominator - Average common shares outstanding	15,494,522	15,335,754	15,464,151	12,473,187
Basic net income per share	$0.35	$0.28	$0.71	$0.56

Diluted earnings per share calculation:
Numerator - Net income	$5,425,865	$4,322,474	$11,027,705	$6,934,370

Denominator - Average common shares outstanding	15,494,522	15,335,754	15,464,151	12,473,187
Dilutive shares contingently issuable	1,169,691	1,167,938	1,176,826	1,167,378
Average diluted common shares outstanding	16,664,213	16,503,692	16,640,977	13,640,565
Diluted net income per share	$0.33	$0.26	$0.66	$0.51

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

On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pursuant to the merger agreement, Pinnacle acquired all of the outstanding shares of Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of Pinnacle Financial common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares.  The accompanying consolidated financial statements include the activities of the former Cavalry since March 15, 2006.

In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of  Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and cash equivalents	$37,420,210
Investment securities – available-for-sale	39,476,178
Loans, net of an allowance for loan losses of $5,102,296	545,598,367
Goodwill	114,287,640
Core deposit intangible	13,168,236
Other assets	42,936,956
Total assets acquired	792,887,587

Deposits	583,992,422
Federal Home Loan Bank advances	17,766,661
Other liabilities	18,851,261
Total liabilities assumed	620,610,344
Total consideration paid for Cavalry	$172,277,243

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

In accordance with SFAS Nos. 141 and 142, Pinnacle Financial recognized $13.2 million as a core deposit intangible in connection with its merger with Cavalry.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the six months ended June 30, 2007 and 2006, $1,032,000 and $647,000 of amortization, respectively, was recognized in the accompanying statement of income.  Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years.

Pinnacle Financial also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings.  Pinnacle Financial also recorded the corresponding deferred tax assets or liabilities associated with these adjustments.  The discounts and premiums related to financial assets and liabilities are being amortized into the statements of income using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities.  For the six months ended June 30, 2007 and 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $1,520,000 and $1,639,000, respectively.  Based on the estimated useful lives of the acquired loans and deposits, Pinnacle Financial expects to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $2.5 million for the remainder of 2007 and in subsequent years.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  At March 15, 2006, Pinnacle Financial identified $3.9 million in loans to which the application of the provisions of SOP 03-03 was required.  The purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $1.0 million related to Cavalry’s impaired loans, thus reducing the carrying value of these loans to $2.9 million as of March 15, 2006.  At June 30, 2007, the carrying value of these loans had been reduced to $903,000 due to cash payments received from the borrowers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following pro forma income statements assume the merger was consummated on January 1, 2006 and purchase accounting adjustments began to be recorded at that time.  The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands, except per share information).

	Six months ended June 30,
	2007	2006(1)
Pro Forma Income Statements:
Net interest income	$34,737	$32,775
Provision for loan losses	1,688	3,075
Noninterest income	10,577	8,825
Noninterest expense:
Compensation	17,061	14,519
Other noninterest expense	10,547	9,752
Net income before taxes	16,018	14,254
Income tax expense	4,995	6,075
Net income	$11,023	$8,179

Pro Forma Per Share Information:
Basic net income per common share	$0.71	$0.53
Diluted net income per common share	$0.66	$0.50

Weighted average shares outstanding:
Basic	15,494,522	15,314,194
Diluted	16,664,213	16,481,573

(1)
In preparation and as a result of the merger during 2006, Cavalry and Pinnacle Financial incurred significant merger related charges of approximately $10.6 million in the aggregate, primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased pro forma net income for the six months ended June 30, 2006 by $6.1 million resulting in net income of $2,080,000 and a basic and fully diluted net income per share of $0.14 and $0.13, respectively.

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

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	37,088,067	-	748,524	36,339,543
Mortgage-backed securities	214,963,742	33,903	6,512,318	208,485,327
State and municipal securities	67,633,103	1,315	1,582,346	66,052,072
Corporate notes and other	1,886,814	-	50,987	1,835,827
	$321,571,726	$35,218	$8,894,175	$312,712,769
Securities held-to-maturity:
U.S. government agency securities	$17,747,406	$-	$491,431	$17,255,975
State and municipal securities	9,321,061	-	365,873	8,955,188
	$27,068,467	$-	$857,304	$26,211,163

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agency securities	38,076,428	9,739	457,321	37,628,846
Mortgage-backed securities	220,397,093	455,203	3,028,241	217,824,055
State and municipal securities	62,215,952	131,412	388,124	61,959,240
Corporate notes and other	1,887,475	-	62,188	1,825,287
	$322,576,948	$596,354	$3,935,874	$319,237,428
Securities held-to-maturity:
U.S. government agency securities	$17,747,228	$-	$378,528	$17,368,700
State and municipal securities	9,509,648	-	284,113	9,225,535
	$27,256,876	$-	$662,641	$26,594,235

At June 30, 2007, approximately $306,514,000 of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 At June 30, 2007 and 2006, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2007:

U.S. government agency securities	$5,942,800	$56,794	$47,652,718	$1,183,161	$53,595,518	$1,239,955
Mortgage-backed securities	58,120,871	869,050	143,303,914	5,643,267	201,424,785	6,512,317
State and municipal securities	34,888,249	602,524	38,230,860	1,345,696	73,119,109	1,948,220
Corporate notes and other	-	-	1,835,827	50,987	1,835,827	50,987
Total temporarily-impaired securities	$98,951,920	$1,528,368	$231,023,319	$8,223,111	$329,975,239	$9,751,479

At December 31, 2006:

U.S. government agency securities	$-	$-	$47,988,246	$835,849	$47,988,246	$835,849
Mortgage-backed securities	13,959,080	68,965	149,496,521	2,959,276	163,455,601	3,028,241
State and municipal securities	13,975,595	47,071	35,660,379	625,166	49,635,974	672,237
Corporate notes and other	-	-	1,825,286	62,188	1,825,286	62,188
Total temporarily-impaired securities	$27,934,675	$116,036	$234,970,432	$4,482,479	$262,905,107	$4,598,515

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

Note 4.	Loans and Allowance for Loan Losses

The composition of loans at June 30, 2007 and December 31, 2006 is summarized as follows:

	At June 30,	At December 31,
	2007	2006

Commercial real estate – Mortgage	$307,757,223	$284,301,650
Commercial real estate – Construction	177,425,911	161,903,496
Commercial – Other	738,866,187	608,529,830
Total Commercial	1,224,049,321	1,054,734,976
Consumer real estate – Mortgage	288,325,366	299,626,769
Consumer real estate – Construction	102,998,286	91,193,738
Consumer – Other	47,656,968	52,179,341
Total Consumer	438,980,620	442,999,848
Total Loans	1,663,029,941	1,497,734,824
Allowance for loan losses	(17,375,408)	(16,117,978)
Loans, net	$1,645,654,533	$1,481,616,846

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the allowance for loan losses for the six months ended June 30, 2007 and for the year ended December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Balance at beginning of period	$16,117,978	$7,857,774
Charged-off loans	(552,180)	(818,467)
Recovery of previously charged-off loans	121,646	244,343
Allowance acquired in acquisition of Cavalry (see note 2)	-	5,102,296
Provision for loan losses	1,687,964	3,732,032
Balance at end of period	$17,375,408	$16,117,978

At June 30, 2007 and at December 31, 2006, Pinnacle Financial had certain impaired loans on nonaccruing interest status.  The principal balance of these nonaccrual loans amounted to $2,392,000 and $7,070,000 at June 30, 2007 and December 31, 2006, respectively.  In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $230,000 and $54,000 for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $23,598,000 to certain directors, executive officers, and their related entities, of which $14,137,000 had been drawn upon.  During the six months ended June 30, 2007, $20,000 of new loans to certain directors, executive officers, and their related entities were made and repayments totaled $3,344,000. At December 31, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $29,942,000 to certain directors, executive officers, and their related entities, of which approximately $17,461,000 had been drawn upon. The terms of these loans and extensions are substantially the same terms customary for other persons for the type of loan involved. None of these loans to certain directors, executive officers, and their related entities, were impaired at June 30, 2007.

During the three and six months ended June 30, 2007 and 2006, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest.  In accordance with U.S. generally accepted accounting principles, Pinnacle Financial recognized a net gain on the sale of these participated loans for the six months ended June 30, 2007 and 2006 of approximately $212,000 and $122,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans.  At June 30, 2007, Pinnacle Financial was servicing $129 million of loans for correspondent banks and other entities, of which $116 million was commercial loans.

SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006.  Pinnacle Financial’s adoption of SFAS No. 156 did not have a material impact on the consolidated financial statements.

Note 5.	Income Taxes

FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods.    Pinnacle Financial adopted the provisions of FIN 48, on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation.  As of January 1, 2007, Pinnacle Financial had $700,000 of unrecognized tax benefits related to Federal income tax matters.  During the six months ended June 30, 2007, Pinnacle Financial reduced the amount of unrecognized tax benefits by $86,000, leaving $614,000 remaining, as the result of the resolution of certain uncertainties related to a prior year tax return.  If ultimately recognized, this amount will reduce goodwill associated with the acquisition of Cavalry and therefore would not impact the Company’s effective tax rate.  The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2007 relative to any tax positions taken prior to January 1, 2007.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of January 1, 2007, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.  It is Pinnacle Financial’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

Pinnacle Financial and its subsidiaries file a consolidated U.S. Federal income tax return.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006. Pinnacle Financial and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2002 through 2006.

Income tax expense attributable to income from continuing operations for the three and six months ended June 30, 2007 and 2006 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current tax expense (benefit):
Federal	$2,738,401	$2,738,720	$5,131,999	$4,212,938
State	126,740	200,060	193,541	310,094
Total current tax expense (benefit)	2,865,141	2,938,780	5,325,540	4,523,032
Deferred tax expense (benefit):
Federal	(386,066)	(667,940)	(274,172)	(979,266)
State	(76,670)	(129,953)	(54,449)	(176,119)
Total deferred tax expense (benefit)	(462,736)	(797,893)	(328,621)	(1,155,385)
	$2,402,405	$2,140,887	$4,996,919	$3,367,647

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% in 2007 and 34% in 2006 to income before income taxes. A reconciliation of the differences for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Income taxes at statutory rate	$2,739,894	$2,262,176	$5,608,618	$3,605,706
State tax expense, net of federal tax effect	32,546	45,568	90,410	87,084
Federal tax credits	(90,000)	(75,000)	(180,000)	(150,000)
Tax-exempt securities	(202,123)	(150,639)	(398,730)	(270,612)
Insurance related items	(161,541)	(41,607)	(324,486)	(54,351)
Other items	83,629	100,389	201,106	149,820
Income tax expense	$2,402,405	$2,140,887	$4,996,918	$3,367,647

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$7,147,562	$6,654,334
Loans	1,068,495	1,337,983
Securities	3,317,047	1,251,636
Accrued liability for supplemental retirement agreements	1,568,234	1,535,688
Deposits	405,848	585,568
Other deferred tax assets	349,517	340,296
	13,856,703	11,705,505
Deferred tax liabilities:
Depreciation and amortization	1,511,134	1,563,078
Core deposit intangible asset	4,068,467	4,473,076
FHLB dividends	837,744	770,156
Other deferred tax liabilities	586,771	440,642
	7,004,116	7,246,952
Net deferred tax assets	$6,852,587	$4,458,553

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

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at June 30, 2007 is as follows:

Commitments to extend credit	$ 542,953,929
Standby letters of credit	62,979,736

At June 30, 2007, the fair value of Pinnacle Financial’s standby letters of credit was $211,000.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Various legal claims also arise from time to time in the normal course of business.   As of June 30, 2007, management is not aware of any such proceedings against Pinnacle Financial.

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

As of June 30, 2007, of the approximately 1,902,000 stock options outstanding, 1,225,000 of those options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 677,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder.  All stock options under the plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.

A summary of the activity within the three equity incentive plans during the six months ended June 30, 2007 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2006	1,658,459	$12.93	6.4	$31,848
Granted	327,843	30.98
Exercised	(70,981)	7.07
Forfeited	(13,188)	29.43
Outstanding at June 30, 2007	1,902,133	$17.12	6.6	$24,262
Outstanding and expected to vest as of June 30, 2007	1,859,493	$16.90	6.6	$24,095
Options exercisable at June 30, 2007	1,028,479	$8.80	4.9	$21,149

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $29.36 and $33.18 per common share for the approximately 1.3 million and 1.6 million options that were in-the-money at June 30, 2007 and December 31, 2006, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2007, 175,000 option awards vested at an average exercise price of $15.35 and an intrinsic value of approximately $2.4 million.

During the six months ended June 30, 2007, the aggregate intrinsic value of options exercised under the equity incentive plans was $1.66 million determined as of the date of option exercise. As of June 30, 2007, there was approximately $6.64 million of total unrecognized compensation cost related to unvested stock options granted under the equity incentive plans. That cost is expected to be recognized over a weighted-average period of 4.0 years.

During the three and six months ended June 30, 2007 and 2006, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures. The impact on the Company’s results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three months ended June 30, 2007
	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Total	Three months ended June 30, 2006

Stock-based compensation expense	$116,000	$341,000	$457,000	$218,000
Deferred income tax benefit	-	134,000	134,000	8,000
Impact of stock-based compensation expense after deferred income tax benefit	$116,000	$207,000	$323,000	$210,000
Impact on earnings per share:
Basic	$0.01	$0.01	$0.02	$0.01
Fully diluted	$0.01	$0.01	$0.02	$0.01

	Six months ended June 30, 2007
	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Total	Six months ended June 30, 2006

Stock-based compensation expense	$233,000	$569,000	$801,000	$405,000
Deferred income tax benefit	-	223,000	223,000	42,000
Impact of stock-based compensation expense after deferred income tax benefit	$233,000	$346,000	$578,000	$363,000
Impact on earnings per share:
Basic	$0.02	$0.02	$0.04	$0.03
Fully diluted	$0.01	$0.02	$0.03	$0.03

For purposes of these calculations, the fair value of options granted for the six months ended June 30, 2007 and 2006 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2007	2006

Risk free interest rate	4.63%	4.48%
Expected life of options	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%
Expected volatility	20.8%	23.6%
Weighted average fair value	$10.13	$9.61

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

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards, such as stock appreciation rights.  There were no market-based awards or stock appreciation rights outstanding as of June 30, 2007.  During the six months ended June 30, 2007, Pinnacle Financial awarded 25,296 shares of restricted common stock to certain executives of Pinnacle Financial.  Of these awards, 8,423 are considered granted for financial reporting purposes.  The fair value of these awards as of the date of grant was $31.25 per share.  The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period.  16,873 of the shares awarded on June 30, 2007 are not yet deemed to be granted for financial reporting purposes because the key terms required to be achieved in order for the forfeiture restrictions to lapse have not yet been defined.  These terms will be defined in the third quarter of 2007 at the conclusion of Pinnacle Financial’s usual strategic planning process.

Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each year’s traunche is amortized separately.  For the three and six months ended June 30, 2007, Pinnacle Financial recognized approximately $16,000 and $122,000, respectively, in compensation costs attributable to all awards issued prior to June 30, 2007 to certain executives of Pinnacle Financial.  During the six months ended June 30, 2007, $89,000 in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.  Accumulated compensation costs since the date these shares were awarded have amounted to approximately $872,000 through June 30, 2007.

During 2006, the Board of Directors of Pinnacle Financial awarded 4,400 shares of restricted common stock to the outside members of the board in accordance with their 2006 board compensation package, of which 400 were forfeited.  On March 20, 2007, the Board of Directors of Pinnacle Financial awarded 3,230 shares of restricted common stock to the outside members of the board in accordance with their 2007 board compensation package.  Each board member received an award of 323 shares.  The restrictions on the shares issued in 2007 are expected to lapse on January 18, 2008 if each individual board member meets his or her attendance goals for the various board and board committee meetings to which each member is scheduled to attend during the year ended December 31, 2007.  The fair value of these restricted share awards granted to our directors in 2007 as of the date of grant was $30.99 per share.  For the six months ended June 30, 2007, Pinnacle Financial recognized approximately $35,000, in compensation costs attributable to these awards.

A summary of activity for restricted share awards for the six months ended June 30, 2007 follows:

	Executive Management Awards			Board of Director Awards
(number of share awards)	Vested	Unvested	Totals	Vested	Unvested	Totals

Balances at December 31, 2006	20,769	17,500	38,269	-	4,000	4,000
Granted	-	8,431	8,431	-	3,230	3,230
Forfeited	-	-	-	-	-	-
Vested	12,755	(12,755)	-	4,000	(4,000)	-
Balances at June 30, 2007	33,524	13,176	46,700	4,000	3,230	7,230

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three and six months ended June 30, 2007 and 2006, follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Stock-based compensation expense	$16,000	$34,000	$122,000	$127,000
Income tax benefit	6,000	13,000	47,000	50,000
Impact of stock-based compensation expense, net of income tax benefit	$10,000	$21,000	$75,000	$77,000
Impact on earnings per share:
Basic	$0.00	$0.00	$0.00	$0.01
Fully diluted	$0.00	$0.00	$0.00	$0.01

Note 8.	Regulatory Matters

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2007 and December 31, 2006, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2007

Total capital to risk weighted assets:
Pinnacle Financial	$217,400	11.3%	$153,707	8.0%	not applicable
Pinnacle National	$194,373	10.1%	$153,431	8.0%	$191,754	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$200,025	10.4%	$76,854	4.0%	not applicable
Pinnacle National	$176,988	9.2%	$76,715	4.0%	$115,052	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$200,025	9.5%	$84,342	4.0%	not applicable
Pinnacle National	$176,988	8.4%	$84,381	4.0%	$105,477	5.0%

At December 31, 2006

Total capital to risk weighted assets:
Pinnacle Financial	$202,881	11.8%	$137,638	8.0%	not applicable
Pinnacle National	$175,159	10.2%	$137,340	8.0%	$171,676	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$186,763	10.9%	$68,819	4.0%	not applicable
Pinnacle National	$159,031	9.3%	$68,670	4.0%	$103,005	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$186,763	9.5%	$79,021	4.0%	not applicable
Pinnacle National	$159,031	8.1%	$79,056	4.0%	$98,820	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 9.	Business Segment Information

Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services.  Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations.  Pinnacle Financial’s segments were changed in 2006 as a result of the acquisition of Cavalry to include Trust within the Investment Services segment and to add a new segment for Insurance Services.  Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National.  Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market.  Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller and Loughry Insurance Services, Inc.  Miller and Loughry is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products. The following tables present financial information for each reportable segment as of June 30, 2007 and 2006 and for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Commercial Banking	Trust and Investment Services	Mortgage Origination	Insurance Services	Total Company
For the three months ended June 30, 2007:
Net interest income	$17,661	$-	$-	$-	$17,661
Provision for loan losses	900	-	-	-	900
Noninterest income	2,851	1,122	949	630	5,552
Noninterest expense	12,558	816	643	467	14,484
Income tax expense	2,099	120	120	64	2,403
Net income	$4,955	$186	$186	$99	$5,426

For the three months ended June 30, 2006:
Net interest income	$16,898	$-	$-	$(3)	$16,895
Provision for loan losses	1,707	-	-	-	1,707
Noninterest income	2,357	941	453	629	4,380
Noninterest expense	11,776	568	317	444	13,105
Income tax expense	1,854	148	55	84	2,141
Net income	$3,918	$225	$81	$98	$4,322

	Commercial Banking	Trust and Investment Services	Mortgage Origination	Insurance Services	Total Company
For the six months ended June 30, 2007:
Net interest income	$34,743	$-	$-	$-	$34,743
Provision for loan losses	1,688	-	-	-	1,688
Noninterest income	5,498	2,236	1,570	1,273	10,577
Noninterest expense	23,955	1,617	1,130	906	27,608
Income tax expense	4,433	243	173	147	4,996
Net income	$10,165	$376	$267	$220	$11,028

For the six months ended June 30, 2006:
Net interest income	$26,402	$-	$-	$-	$26,402
Provision for loan losses	2,094	-	-	-	2,094
Noninterest income	3,423	1,370	741	894	6,428
Noninterest expense	18,492	940	482	520	20,434
Income tax expense	2,937	169	102	160	3,368
Net income	$6,302	$261	$157	$214	$6,934

As of June 30, 2007:
End of period assets	$2,306,150	$-	$4,973	$4,204	$2,315,327
As of December 31, 2006:
End of period assets	$2,132,615	$-	$5,654	$3,918	$2,142,187

Note 10.	Investments in Unconsolidated Subsidiaries and Other Entities

On December 29, 2003, the Company established PNFP Statutory Trust I; on September 15, 2005 the Company established PNFP Statutory Trust II; and on September 7, 2006 the Company established PNFP Statutory Trust III (“Trust I”; “Trust II”; “Trust III” or collectively, the “Trusts”).  All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000, $619,000 and $619,000, respectively.  The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II;  and $20,000,000 for Trust III and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  Pinnacle Financial’s aggregate $1,548,000 investment in the Trusts is included in investments in unconsolidated subsidiaries and other entities in the accompanying consolidated balance sheet at June 30, 2007 and the $51,548,000 obligation of Pinnacle Financial is reflected as subordinated debt at June 30, 2007.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.16% at June 30, 2007) which is set each quarter and mature on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR.  The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.00% at June 30, 2007) which is set each quarter and mature on September 30, 2036.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Combined summary financial information for the Trusts follows (dollars in thousands) at June 30, 2007 and December 31, 2006 and for the six months ended June 30, 2007 and 2006:

Combined Summary Balance Sheets

	June 30, 2007	December 31, 2006
Asset– Investment in subordinated debentures issued by Pinnacle Financial	$51,548	$51,548

Liabilities	$-	$-

Stockholder’s equity– Trust preferred securities	50,000	50,000
Common securities (100% owned by Pinnacle Financial)	1,548	1,548
Total stockholder’s equity	51,548	51,548
Total liabilities and stockholder’s equity	$51,548	$51,548

Combined Summary Income Statements
	Six months ended June 30,
	2007	2006
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$1,754	$1,001
Net Income	$1,754	$1,001

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Combined Summary Statements of Stockholder’s Equity

	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Balances, December 31, 2005	$30,000	$929	$-	$30,929
Net income	-	-	1,001	1,001
Dividends:
Trust preferred securities	-	-	(986)	(986)
Common paid to Pinnacle Financial	-	-	(15)	(15)
Balances, June 30, 2006	$30,000	$929	$-	$30,929

Balances, December 31, 2006	$50,000	$1,548	$-	$51,548
Net income	-	-	1,754	1,754
Issuance of trust preferred securities
Dividends:
Trust preferred securities	-	-	(1,721)	(1,721)
Common paid to Pinnacle Financial	-	-	(33)	(33)
Balances, June 30, 2007	$50,000	$1,548	$-	$51,548

In addition, the Company has investments in other entities which totaled approximately $889,000 and $66,000 at June 30, 2007 and December 31, 2006, respectively.  These investments are reported at fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2007 and December 31, 2006 and our results of operations for the three and six months ended June 30, 2007 and 2006.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our rapid growth from inception through the first half of 2007 has had a material impact on our financial condition and results of operations.   This rapid growth resulted in fully diluted net income per share for the three months ended June 30, 2007 and 2006 of $0.33 and $0.26, respectively, and for the six months ended June 30, 2007 and 2006 of $0.66 and $0.51, respectively. At June 30, 2007, loans totaled $1.663 billion, as compared to $1.498 billion at December 31, 2006, while total deposits increased to $1.798 billion at June 30, 2007 compared to $1.622 billion at December 31, 2006.

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

In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible in connection with our merger with Cavalry.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the three and six months ended June 30, 2007, approximately $516,000 and $1,032,000, respectively, of amortization was recognized in the statement of income compared to $516,000 and $647,000 for the three and six months ended June 30, 2006.  Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years.

We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings.  We have also recorded the corresponding deferred tax assets or liabilities associated with these adjustments.  The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities.  For the three and six months ended June 30, 2007, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $687,000 and $1,520,000 respectively, compared to $1,208,000 and $1,639,000 for the three and six months ended June 30, 2006, respectively.  Based on the estimated useful lives of the acquired loans and deposits, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $2.5 million for the remainder of 2007 and in subsequent years.

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

Knoxville, Tennessee Expansion.  On April 9, 2007, we announced our plans to expand to the Knoxville, Tennessee, market and the hiring of two prominent veteran bankers to lead our firm in Knoxville.  We have estimated that our expansion into Knoxville will result in a reduction in our net income for 2007 as we hire new associates in that market and build out our initial branch network.  Our current estimates are that our Knoxville expansion will negatively impact our diluted earnings per share by $0.08 in 2007.

Results of Operations.  Our net interest income increased to $17.7 million for the second quarter of 2007 compared to $16.9 million for the second quarter of 2006.   The net interest margin (the ratio of net interest income to average earning assets) for the three months ended June 30, 2007 was 3.58% compared to 4.17% for the same period in 2006.  Our net interest income increased to $34.7 million for the six months ended June 30, 2007 compared to $26.4 million for the six months ended June 30, 2006.   The net interest margin for the six months ended June 30, 2007 was 3.61% compared to 3.97% for the same period in 2006.

Our provision for loan losses was $900,000 for the second quarter of 2007 compared to $1.7 million for the same period in 2006.  The provision for loan losses was $1.7 million for the six months ended June 30, 2007 compared to $2.1 million for the same period in 2006.  Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs or recoveries incurred during the period, the results of our quarterly assessment of the inherent risks of our loan portfolio and the impact of the assessment on the level of the allowance for loan losses.

Noninterest income for the second quarter of 2007 compared to the same time period in 2006 increased by $1.2 million or 26.7%.  For the first six months of 2007, noninterest income was $4.1 million greater than the first six months of 2006.  These increases are largely attributable to the fee businesses associated with the Cavalry acquisition, particularly with regard to service charges on deposit accounts, insurance sales commissions and trust fees.

Our continued growth during 2007 resulted in increased noninterest expense compared to 2006 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses.  The number of full-time equivalent employees increased from 359.0 at June 30, 2006 to 441.0 at June 30, 2007.  We expect to add additional employees throughout 2007 which will cause our compensation and employee benefit expense to increase in 2007.  Additionally, our branch expansion efforts and our recently announced expansion into the Knoxville, Tennessee market will result in increased operating expenses in the future.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 62.4% for the second quarter of 2007 compared to 61.60% for the same period in 2006.  Our efficiency ratio was 60.9% for the six months ended June 30, 2007 compared to 62.2% for the same period in 2006.

The effective income tax expense rate for the three and six months ended June 30, 2007 was approximately 30.7% and 31.2%, respectively, compared to an effective income tax expense rate for the three and six months ended June 30, 2006 of approximately 33.1% and 32.7%, respectively.  The slight decrease in the effective tax rate between the two periods was due to increased bank owned life insurance acquired with the Cavalry acquisition and other tax initiatives.

Net income for the second quarter of 2007 was $5.4 million compared to $4.3 million for the same period in 2006, an increase of 25.5%.   Net income for the first six months of 2007 was $11.0 million compared to $6.9 million for the same period in 2006, an increase of 59.0%.

Financial Condition.  Loans increased $165.3 million during the first six months of 2007.  As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations.  If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.

We have successfully grown our total deposits to $1.798 billion at June 30, 2007 compared to $1.622 billion at December 31, 2006, an increase of $176.1 million.  This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2007 compared to 2006.  We typically adjust our loan yields at a faster rate than we adjust our deposit rates in an environment where short term rates are increasing.  As such, unless competitive pressures dictate, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets when short term rates are increasing.

Capital and Liquidity.  At June 30, 2007, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements.  Additionally, at June 30, 2007, our bank would be considered to be “well-capitalized” pursuant to banking regulations.  As our bank grows it will require additional capital from us over that which can be earned through operations.  At June 30, 2007, Pinnacle Financial had $18.8 million in capital that could be transferred to Pinnacle National in order to continue to meet capital requirements.  We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.

In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock).  This additional capital was required to support our growth.  As of June 30, 2007, we believe we have sufficient capital to support our current growth plans, including our expansion into the Knoxville market.  However, expansion by acquisition of other banks or by branching into a new geographic market could result in issuance of additional capital, including additional common shares or trust preferred securities.

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

As of June 30, 2006 and March 31, 2006, we assessed the allowance in two separate processes using methodologies for both the Pinnacle portfolios as the portfolios existed prior to the merger with Cavalry (the “Nashville market”) and the Rutherford County portfolio.  Our methodology for the first two quarters of 2006 was consistent with the past methodologies of Pinnacle Financial and Cavalry on a stand-alone basis.  In view of the acquisition, we evaluated the respective assessment methodologies and made certain changes as noted above and implemented such changes during the third quarter of 2006.  The revised assessment methodology did not significantly impact our recorded allowance for loan losses.

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

Impairment of Intangible Assets - Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Results of Operations

Our results for the three and six months ended June 30, 2007 and 2006 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses.  The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2007-2006	Six months ended		2007-2006
	June 30,		Percent	June 30,		Percent
	2007	2006	Increase(decrease)	2007	2006	Increase(decrease)

Interest income	$35,508	$28,305	25.4%	$69,247	$45,115	53.5%
Interest expense	17,847	11,410	56.4%	34,504	18,713	84.4%
Net interest income	17,661	16,895	4.5%	34,743	26,402	31.6%
Provision for loan losses	900	1,707	(47.3%)	1,688	2,094	(19.4%)
Net interest income after provision for loan losses	16,761	15,188	10.4%	33,055	24,308	36.0%
Noninterest income	5,551	4,380	26.7%	10,578	6,428	64.6%
Noninterest expense:
Merger related expense	-	921	(100.0%)	-	1,365	(100.0%)
Other noninterest expense	14,484	12,184	18.9%	27,608	19,069	44.8%
Net income before income taxes	7,828	6,463	21.1%	16,025	10,302	55.6%
Income tax expense	2,402	2,141	12.2%	4,997	3,368	48.4%
Net income	$5,426	$4,322	25.5%	$11,028	$6,934	59.0%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended June 30, 2007 and 2006, we recorded net interest income of $17,661,000, and $16,895,000 respectively, which resulted in a net interest margin of 3.58% and 4.17%.  For the six months ended June 30, 2007 and 2006, we recorded net interest income of $34,743,000 and $26,402,000 which resulted in a net interest margin of 3.61% and 3.97% respectively.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

(dollars in thousands)	Three months ended June 30, 2007			Three months ended June 30, 2006
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,598,967	$30,556	7.66%	$1,328,121	$24,246	7.32%
Securities:
Taxable	272,024	3,394	5.00%	248,682	3,148	5.08%
Tax-exempt (1)	75,057	693	4.89%	50,227	495	5.21%
Federal funds sold and other	58,836	865	6.08%	24,932	416	7.09%
Total interest-earning assets	2,004,884	35,508	7.15%	1,651,962	28,305	6.92%
Nonearning assets	224,343			226,950
Total assets	$2,229,227			$1,878,912

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$254,171	$2,147	3.39%	$190,055	$848	1.79%
Savings and money market	501,373	4,239	3.39%	434,094	3,234	2.99%
Certificates of deposit	646,251	8,071	5.01%	546,715	5,481	4.02%
Total interest bearing deposits	1,401,795	14,457	4.14%	1,170,864	9,563	3.28%
Securities sold under agreements to repurchase	172,872	1,891	4.39%	68,079	678	4.00%
Federal Home Loan Bank advances and other borrowings	47,998	621	5.19%	48,113	653	5.44%
Subordinated debt	51,548	878	6.84%	30,929	516	6.69%
Total interest-bearing liabilities	1,674,213	17,847	4.28%	1,317,985	11,410	3.47%
Noninterest-bearing deposits	276,241	-	-	311,286	-	-
Total deposits and interest-bearing liabilities	1,950,454	17,847	3.67%	1,629,271	11,410	2.81%
Other liabilities	14,718			15,241
Stockholders' equity	264,055			234,400
	$2,229,227			$1,878,912
Net interest income		$17,661			$16,895
Net interest spread (2)			2.88%			3.45%
Net interest margin (3)			3.58%			4.17%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

(dollars in thousands)	Six months ended June 30, 2007			Six months ended June 30, 2006
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,564,869	$59,533	7.67%	$1,044,724	$37,425	7.22%
Securities:
Taxable	272,346	6,740	4.99%	245,216	6,009	4.94%
Tax-exempt (1)	74,009	1,363	4.90%	47,399	896	5.04%
Federal funds sold and other	57,367	1,611	5.66%	26,085	785	6.45%
Total interest-earning assets	1,968,591	69,247	7.14%	1,363,424	45,115	6.72%
Nonearning assets	220,987			152,944
Total assets	$2,189,578			$1,516,368

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$249,425	$4,104	3.32%	$147,089	$1,330	1.82%
Savings and money market	498,625	8,364	3.38%	389,473	5,574	2.89%
Certificates of deposit	635,172	15,526	4.93%	430,854	8,509	3.98%
Total interest bearing deposits	1,383,222	27,994	4.08%	967,416	15,413	3.21%
Securities sold under agreements to repurchase	165,026	3,603	4.40%	63,901	1,187	3.75%
Federal Home Loan Bank advances and other borrowings	44,120	1,152	5.04%	47,412	1,112	4.73%
Subordinated debt	51,548	1,755	6.86%	30,929	1,001	6.53%
Total interest-bearing liabilities	1,643,916	34,504	4.23%	1,109,658	18,713	3.40%
Noninterest-bearing deposits	273,052	-	-	231,767	-	-
Total deposits and interest-bearing liabilities	1,916,968	34,504	3.63%	1,341,425	18,713	2.81%
Other liabilities	10,849			9,976
Stockholders' equity	261,761			164,967
	$2,189,578			$1,516,368
Net interest income		$34,743			$26,402
Net interest spread (2)			2.91%			3.32%
Net interest margin (3)			3.61%			3.97%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and six months ended June 30, 2007 was 3.58% and 3.61%, respectively, compared to a net interest margin of 4.17% and 3.97% for the same periods in 2006.  In comparing the decreases in the net interest margins between the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the primary cause of the decreased margins was due to the higher rate of increase for funding costs over the increased rates for interest earning assets.  When comparing the three months ended June 30, 2007 to the same period in 2006, funding costs increased by 86 basis points while interest earning assets increased only 23 basis points.  The comparison for the six month periods had similar results with funding costs up 82 basis points while interest earning assets increasing by only 42 basis points.  We believe substantially all small cap community banks are experiencing similar trends across the country.  However, for Pinnacle, our absolute growth in average earning asset balances, primarily loan balances, has been enough to overcome the negative trends in rates such that we experienced a 4.5% increase in net interest income comparing the three months ended June 30, 2007 to the same period in 2006 and 31.6% increase when comparing the six months ended June 30, 2007 to the same period in 2006.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Our loan yields increased between 2007 and 2006.  The pricing of a large portion of our loan portfolio (approximately 45.4% of total loans at June 30, 2007 compared to 47.0% at June 30, 2006) is tied to our prime rate.  Our weighted average prime rate for the first six months of 2007 was 8.25% compared to 7.66% in 2006.

•
We have been able to grow our funding base significantly.  For asset/liability management purposes in 2007 and 2006, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio.  For the first six months of 2007, average loan balances were 71.5% of total assets compared to 68.9% in 2006.  Loans generally have higher yields than do securities and other shorter-term investments.  This change in allocation contributed to the increase in the overall total interest earning asset yields between the two periods.

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

•
During 2007, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 61.9% of our total funding compared to 54.9% in 2006.  These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings and, as a result, these products served to offset some of the increase in funding costs in 2007.

•
Also impacting the net interest margin during 2007 compared to 2006 was pricing of our floating rate subordinated indebtedness which comprises approximately $31 million of the $52 million of subordinated indebtedness as of June 30, 2007.  The interest rate charged on this indebtedness is generally higher than other funding sources.  The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly.  During 2007, the short-term interest rate environment was higher than previous years, and, as a result, the pricing for this funding source was higher in 2007.

There continues to be speculation in the marketplace as to the direction of interest rates and whether the Federal Reserve will increase or decrease the Federal funds target rate from the current 5.25%.  As to intermediate and long-term rates, many economists are forecasting that these rates should increase over the next several quarters such that the “yield curve” approaches a more traditional position; however, these forecasts are always accompanied by many qualifiers.  As a result, we continue to forecast in our modeling that interest rates will remain stable over the next few quarters.

The current shape of the yield curve represents a challenge for most banks, including Pinnacle National.  However, we believe we will increase net interest income through growth in earning assets with continued emphasis on floating rate lending.  The additional revenues provided by increased floating rate loans may not be sufficient to overcome any immediate increases in funding costs such that we are unable to maintain our current net interest margin.  As a result, even though our net interest income will likely increase, our net interest margins could decrease due to new deposits being obtained at current market rates which are higher than our current average cost of funding and the continued competitive deposit pricing in our market area.  We believe our net interest margin for the remainder of 2007 should be within a range of 3.45% to 3.65%, compared to 3.58% for the second quarter of 2007.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   The provision for loan losses amounted to $900,000 and $1,707,000 for the three months ended June 30, 2007 and 2006, respectively and $1,688,000 and $2,094,000 for the six months ended June 30, 2007 and 2006, respectively.

Based upon our management's evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2007.  During the three and six month periods ended June 30, 2007 and 2006, the provision for loan losses decreased by $807,000 and $406,000, respectively.  These decreases were primarily attributable to the relatively low levels of nonperforming loans, past due loans, risk grades and net charge-off levels which resulted in reduced provisioning through our quarterly allowance for loan loss risk assessment.  These decreases were offset by increased provisioning due to increases in charged off loans and loan volumes.

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

The following is the makeup of our noninterest income for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three months ended		2007-2006	Six months ended		2007-2006
	June 30,		Percent	June 30,		Percent
	2007	2006	Increase (decrease)	2007	2006	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,920	$1,356	41.6%	$3,717	$1,794	107.2%
Investment sales commissions	850	653	30.2%	1,585	1,166	35.9%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	472	422	11.8%	790	673	17.4%
Gains on loan participations sold, net	167	49	240.8%	212	122	73.8%
Insurance sales commissions	629	749	(16.0%)	1,266	1,013	25.0%
Gain on sale of investment securities, net	-	-	0.0%	-	-	0.0%
Trust fees	425	312	36.2%	845	364	132.1%
Other noninterest income:
Letters of credit fees	42	88	(52.3%)	102	221	(53.8%)
Bank-owned life insurance	133	119	11.8%	271	155	74.8%
ATM, check card and merchant card fees	672	466	44.2%	1,309	500	161.8%
Equity in earnings of Collateral Plus, LLC	78	22	254.5%	89	59	50.8%
Other noninterest income	163	144	13.2%	392	361	8.6%
Total noninterest income	$5,551	$4,380	26.7%	$10,578	$6,428	64.6%

Service charge income for 2007 increased over that of 2006 due to increased volumes from our Rutherford County market and an increase in the number of Nashville deposit accounts subject to service charges.  We increased the number of customers utilizing overdraft protection and we increased our per item insufficient fund charge by approximately 13%, which also contributed to the increase in service charge revenue in 2007.

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At June 30, 2007, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $643 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $597 million at December 31, 2006.  Additionally, following our merger with Cavalry, we now offer trust services through Pinnacle National’s trust division.  At June 30, 2007, our trust department was receiving fees on approximately $436 million in assets compared to $395 million at December 31, 2006.   Also, following our merger with Cavalry, we offer insurance services through Miller and Loughry Insurance and Services, Inc. which resulted in insurance sales commissions to Pinnacle National.

Additionally, mortgage related fees contributed to the increase in noninterest income between 2007 and 2006.  These mortgage fees are for loans originated in both the Nashville and Rutherford County markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments.  As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

We also sell certain commercial loan participations to our correspondent banks.  Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits.  At June 30, 2007 and pursuant to participation agreements with these correspondents, we had participated approximately $128.8 million of originated loans to these other banks compared to $95.4 million at December 31, 2006.  These participation agreements have various provisions regarding collateral position, pricing and other matters.  Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate.  Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold.  We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $167,000 and $49,000 during the three months ended June 30, 2007 and 2006, respectively, and $212,000 and $122,000 during the first six months ended June 30, 2007 and 2006 related to the loan participation transactions.  We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations.  In any event, the timing of participations may cause the level of gains, if any, to vary significantly.

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

Noninterest Expense. Noninterest expense consists of compensation and employee benefits, equipment and occupancy expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three months ended		2007-2006	Six months ended		2007-2006
	June 30,		Percent	June 30,		Percent
	2007	2006	Increase (decrease)	2007	2006	Increase (decrease)
Noninterest expense:
Compensation and employee benefits:
Salaries	$5,758	$4,798	20.0%	$11,173	$7,788	43.5%
Commissions	400	325	23.1%	790	559	41.3%
Other compensation, primarily incentives	1,121	1,100	1.9%	2,236	1,720	30.0%
Employee benefits and other	1,516	1,067	42.1%	2,862	1,671	71.3%
Total compensation and employee benefits	8,795	7,290	20.6%	17,061	11,738	45.3%
Equipment and occupancy	2,413	2,081	16.0%	4,577	3,254	40.7%
Marketing and business development	430	358	20.1%	682	548	24.5%
Postage and supplies	524	445	17.8%	979	631	55.2%
Amortization of core deposit intangible	516	516	-	1,032	647	59.5%
Other noninterest expense:
Accounting and auditing	250	301	(16.9%)	421	473	(11.0%)
Consultants, including independent loan review	123	133	(7.5%)	217	164	32.3%
Legal, including borrower-related charges	90	85	5.9%	223	122	82.8%
OCC exam fees	104	58	79.3%	151	114	32.5%
Directors' fees	57	70	(18.6%)	117	126	(7.1%)
Insurance, including FDIC assessments	308	175	76.0%	592	276	114.5%
Charitable contributions	190	107	77.6%	97	73	32.9%
Other professional fees	78	37	110.8%	45	36	25.0%
Other noninterest expense	606	528	44.3%	1414	867	63.1%
Total other noninterest expense	1,806	1,494	20.9%	3,277	2,251	45.6%
Merger related expense	-	921	(100.0%)	-	1,365	(100.0%)
Total noninterest expense	$14,484	$13,105	10.5%	$27,608	$20,434	35.1%

Expenses have generally increased between the above periods due to our merger with Cavalry, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate.  We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth.  For the three months ended June 30, 2007 and 2006, approximately $456,000 and $250,000, respectively,  and for the six months ended June 30, 2007 and 2006, approximately $923,000 and $532,000, respectively, of compensation expense related to stock options and restricted share awards is included in other incentive compensation expense.

At June 30, 2007, we employed 441.0 full time equivalent employees compared to 404.0 at December 31, 2006.  We intend to continue to add employees in both the Nashville and Knoxville markets to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.

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

Included in the salary and employee benefits amounts for the three months ended June 30, 2007 and 2006, were $581,000 and $1,100,000, respectively, and for the six months ended June 30, 2007 and 2006, were $1,171,000 and $1,580,000, respectively, related to variable cash awards.  This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award.  Based on our current earnings forecast for 2007, for the six months ended June 30, 2007, we have anticipated a cash award to qualifying associates equal to 40% of their targeted award and consequently we have recorded incentive expense of 40% of the targeted award for the first six months of 2007.  We will continue to review our anticipated 2007 cash incentive expense throughout 2007 which may require us to increase or decrease the anticipated award above or below the 40% amount at June 30, 2007 based on the new estimate.  For the six months ended June 30, 2006, the anticipated award to be paid to associates equaled 100% of their targeted award.  The incentive plan for 2007 is structured similarly to prior year plans in that the award is based on the achievement of soundness and earnings objectives.  Additionally, our Human Resources and Compensation Committee of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.

Equipment and occupancy expenses in the second quarter of 2007 were greater than the second quarter of 2006 amount by 16% primarily due to increased operating costs and the opening of the Donelson branch in Nashville during the first quarter of 2007.  Equipment and occupancy expenses in the first half of 2007 were greater than the same period in 2006 amount by 41% primarily due to the additional branches and equipment acquired with the Cavalry merger.  These branch additions, and our planned expansion into the Knoxville market, will contribute toward an increase in our equipment and occupancy expenses throughout 2007 and future periods.

Marketing and other business development and postage and supplies expenses are higher in 2007 compared to 2006 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.  The addition of customers from the Cavalry merger had a direct impact on these increased charges.

Included in noninterest expense for the second quarter of 2007 and 2006 is $516,000 and $516,000, respectively, and for the first six months of 2007 and 2006 is $1,032,000 and $647,000, respectively, of amortization of the core deposit intangible.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years. Additionally, for the six months ended June 30, 2006, we incurred $1,365,000 of merger related expenses directly associated with the Cavalry merger.  The merger related charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.  We do not anticipate any additional merger related expenses associated with the Cavalry transaction in 2007.

Other noninterest expenses increased 20.9% in the second quarter of 2007 when compared to 2006 and 45.6% in the first half of 2007 over 2006.  Most of these increases are attributable to increased contributions, professional fees and expenses associated with our wholly-owned subsidiary PNFP Insurance, which was formed in late 2006.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 62.4% for the second quarter of 2007 compared to 61.6% in the second quarter 2006 and 60.9% for the first six months of 2007 compared to 62.2% in 2006.  The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Financial Condition

Total assets grew to $2.315 billion at June 30, 2007 from $2.142 billion at December 31, 2006 based entirely on organic growth.

Loans.  The composition of loans at June 30, 2007 and at December 31, 2006 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$307,757	18.5%	$284,302	19.0%
Commercial real estate - Construction	177,426	10.7%	161,903	10.8%
Commercial - Other	738,866	44.4%	608,530	40.6%
Total commercial	1,224,049	73.6%	1,054,735	70.4%
Consumer real estate - Mortgage	288,325	17.3%	299,627	20.0%
Consumer real estate - Construction	102,998	6.2%	91,194	6.1%
Consumer – Other	47,658	2.9%	52,179	3.5%
Total consumer	438,981	26.4%	443,000	29.6%
Total loans	$1,663,030	100.0%	$1,497,735	100.0%

During the six months ended June 30, 2007, our loan balances increased by $165.3 million, or 22% on an annualized basis.  As noted above, we have increased the percentage commercial loans to total loans during the six months ended June 30, 2007.  Most of this increase was in our commercial-other portfolio (i.e., commercial and industrial loans).  Although the percentage of commercial real estate loans in relation to total loans has decreased slightly, we have increased the balances of our commercial real estate loans with much of this increase attributable to owner-occupied mortgage loans, build-to-suit commercial loans and owner-occupied construction project loans.  The increase in owner-occupied lending has been offset by decreases in loans to real estate developers, primarily due to the broader economy and developers avoiding increases in inventories.  Additionally, during the six months ended June 30, 2007, the percentage of consumer mortgage loan portfolio to total loans decreased by 2.7%.  Although the consumer real estate market in the Nashville MSA is exceptionally strong, we believe this decrease is due to the impact of higher consumer mortgage rates and a general reduction in consumer real estate activity in 2007 when compared to last year.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at June 30, 2007 and December 31, 2006 (dollars in thousands):

		At June 30, 2007
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2006
Trucking industry	$65,459	$28,984	$99,443	$89,862
Lessors of nonresidential buildings	144,663	17,718	162,381	133,504
Lessors of residential buildings	63,594	7,012	70,606	65,791
Land subdividers	126,711	53,989	180,700	164,535
New housing operative builders	131,572	81,263	212,835	192,373

The following table classifies our fixed and variable rate loans at June 30, 2007 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2007
	Fixed	Variable		At June 30,	At December 31,
	Rates	Rates	Totals	2007	2006
Based on contractual maturity:
Due within one year	$89,645	$615,739	$705,384	42.4%	40.9%
Due in one year to five years	480,883	183,489	664,372	40.0%	39.9%
Due after five years	79,814	213,460	293,274	17.6%	19.2%
Totals	$650,342	$1,012,688	$1,663,030	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	$755,310	$755,310	45.4%	46.1%
Due within one year	89,645	183,013	272,658	16.4%	13.6%
Due in one year to five years	480,883	63,474	544,357	32.7%	34.2%
Due after five years	79,814	10,891	90,705	5.5%	6.1%
Totals	$650,342	$1,012,688	$1,663,030	100.0%	100.0%
____________________
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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  At June 30, 2007, we had $2,392,000 in loans on nonaccrual compared to $7,070,000 at December 31, 2006.  The decrease in nonperforming loans between June 30, 2007 and December 31, 2006 was primarily related to borrower payments received during the six months ended June 30, 2007.

At June 30, 2007, we owned $687,000 in real estate which we had acquired, usually through foreclosure, from borrowers compared to $995,000 at December 31, 2006.  Substantially all of these amounts relate to homes that are in various stages of construction for which we believe we have adequate collateral.

There were $606,000 of other loans 90 past due and still accruing interest at June 30, 2007 compared to $737,000 at December 31, 2006.  At June 30, 2007 and at December 31, 2006, no loans were deemed to be restructured loans.  The following table is a summary of our nonperforming assets at June 30, 2007 and December 31, 2006 (dollars in thousands):

	At June 30,	At Dec. 31,
	2007	2006
Nonaccrual loans (1)	$2,392	$7,070
Restructured loans	-	-
Other real estate owned	687	995
Total nonperforming assets	3,079	8,065
Accruing loans past due 90 days or more	606	737
Total nonperforming assets and accruing loans past due 90 days or more	$3,685	$8,802
Total loans outstanding	$1,663,030	$1,497,735
Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.22%	0.59%
Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	21.21%	54.61%
________________________
(1)	Interest income that would have been recorded during the six months ended June 30, 2007 related to nonaccrual loans was $230,000.

Potential problem assets, which are not included in nonperforming assets, amounted to approximately $2.1 million or 0.16% of total loans outstanding at June 30, 2007, compared to $6.0 million, or 0.24% of total loans outstanding at December 31, 2006.  Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (OCC), Pinnacle National’s primary regulator for loans classified as substandard.

We believe that over an extended period of time our credit statistics will outperform our peers due to our hiring philosophy of recruiting only experienced lenders and their focused marketing to high quality borrowers in middle Tennessee and Knoxville.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio.  As of June 30, 2007 and December 31, 2006, our allowance for loan losses was $17,375,000 and $16,118,000, respectively, which our management deemed to be adequate at each of the respective dates.  The increase in our allowance was primarily the result of increases in loan balances and net charge-offs for the six months ended June 30, 2007.  The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

Approximately 73.6% of our loan portfolio at June 30, 2007 consisted of commercial loans compared to 70.4% at December 31, 2006.  The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of June 30, 2007 and December 31, 2006 and the percentage of loans in each category to the total loans (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$4,913	18.5%	$4,550	19.0%
Commercial real estate - Construction	2,833	10.7%	2,591	10.8%
Commercial - Other	7,436	44.4%	6,517	40.6%
Total commercial	15,182	73.6%	13,658	70.4%
Consumer real estate - Mortgage	768	17.3%	913	20.0%
Consumer real estate - Construction	274	6.2%	278	6.1%
Consumer - Other	803	2.9%	870	3.5%
Total consumer	1,845	26.4%	2,061	29.6%
Unallocated	348	NA	399	NA
Total allowance for loan losses	$17,375	100.0%	$16,118	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2007 and for the year ended December 31, 2006 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30, 2007	Dec. 31, 2006
Balance at beginning of period	$16,118	$7,858
Provision for loan losses	1,688	3,732
Allowance acquired in Cavalry acquisition	-	5,102
Charged-off loans:
Commercial real estate – Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial – Other	(118)	(436)
Consumer real estate – Mortgage	(298)	(46)
Consumer real estate - Construction	-	-
Consumer – Other	(136)	(336)
Total charged-off loans	(552)	(818)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	-	-
Commercial - Other	37	166
Consumer real estate - Mortgage	61	-
Consumer real estate - Construction	-	-
Consumer - Other	23	78
Total recoveries of previously charged-off loans	121	244
Net (charge-offs) recoveries	(431)	(574)
Balance at end of period	$17,375	$16,118

Ratio of allowance for loan losses to total loans outstanding at end of period	1.04%	1.08%
Ratio of net charge-offs (*) to average loans outstanding for the period	0.06%	0.05%
________________________
(*) Net charge-offs for the six months ended June 30, 2007 have been annualized.

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  Although the allowance increased by $1.26 million between June 30, 2007 and December 31, 2006, the ratio of our allowance for loan losses to total loans outstanding decreased to 1.04% at June 30, 2007 compared to 1.08% at December 31, 2006.  The reduction in the ratio between the two dates is primarily attributable to improvements in many of our credit quality measurements, including our level of nonperforming loans, past due loans, potential problem loans and other matters.  In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $340 million and $346 million at June 30, 2007 and December 31, 2006, respectively.   Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a liquidity source.  A statistical comparison of our entire investment portfolio at June 30, 2007 and at December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
Weighted average life	4.81 years	4.93 years
Weighted average coupon	5.04%	4.85%
Tax equivalent yield	4.91%	5.01%

Deposits and Other Borrowings. We had approximately $1.798 billion of deposits at June 30, 2007 compared to $1.622 billion at December 31, 2006.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $140.0 million at June 30, 2007 and $141.0 million at December 31, 2006.   Additionally, at June 30, 2007, we had borrowed $26.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $53.7 million at December 31, 2006.

Generally, banks classify their funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,		December 31,
	2007	Percent	2006	Percent
Core funding:
Noninterest-bearing deposit accounts	$294,631	14.5%	$300,978	16.1%
Interest-bearing demand accounts	284,080	14.0%	236,674	12.7%
Savings and money market accounts	530,081	26.0%	485,936	26.0%
Time deposit accounts less than $100,000	159,741	7.8%	158,687	8.5%
Total core funding	1,268,533	62.3%	1,182,275	63.3%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	95,827	4.7%	98,286	5.3%
Brokered deposits	146,802	7.2%	61,718	3.3%
Other time deposits	286,373	14.1%	280,132	15.0%
Securities sold under agreements to repurchase	140,443	6.9%	141,016	7.5%
Federal Home Loan Bank advances and Federal funds purchased	46,699	2.3%	53,726	2.9%
Subordinated debt	51,548	2.5%	51,548	2.8%
Total non-core funding	767,692	37.7%	686,426	36.7%
Totals	$2,036,225	100.0%	$1,868,701	100.0%

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

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.16% at June 30, 2007) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR.  The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.00% at June 30, 2007) which is set each quarter and mature on September 30, 2036.

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

Capital Resources.  At June 30, 2007 and December 31, 2006, our stockholders’ equity amounted to $265.2 million and $256.0 million, respectively, or an increase of $9.2 million.  This increase was primarily attributable to $7.7 million in comprehensive income, which was composed of $11.0 million in net income together with $3.3 million of net unrealized holding losses associated with our available-for-sale portfolio.

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

Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling.  Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.  To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months.  The results of our current simulation model would indicate that we are in compliance with our current guidelines at June 30, 2007.

Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes.  Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.  To help limit interest rate risk, we have a guideline stating that for an instantaneous 300 basis point change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent from the base case; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 10 percent.   The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at June 30, 2007.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  At June 30, 2007 and December 31, 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati.  As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At June 30, 2007, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $26.7 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates
2007	$ 1,000	4.0%
2008	10,000	5.0%
2009	15,000	5.0%
Thereafter	699	2.3%
Total	$ 26,699
Weighted average interest rate		4.9%

At June 30, 2007, brokered certificates of deposit approximated $146.8 million which represented 7.2% of total fundings compared to $61.7 million and 3.3% at December 31, 2006.  We issue these brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities.  We consider these deposits to be a ready source of liquidity under current market conditions.

At June 30, 2007, we had no significant commitments for capital expenditures.  However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA.  As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At June 30, 2007, we had outstanding standby letters of credit of $63.0 million and unfunded loan commitments outstanding of $543.0 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

At June 30, 2007, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” –  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

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

The information required by this Item 3 is included on pages 35 through 40 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, there have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Not applicable
(b)       Not applicable
(c)       The Company did not repurchase any shares of the Company’s common stock during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of the shareholders was held on April 17, 2007. There were 12,795,756 shares of common stock represented at the meeting either in person or by proxy.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2010 (Class I):

	Votes	Votes	Broker
	For	Withheld	Non-votes
Sue G. Atkinson	12,609,746	186,010	-
Colleen Conway-Welch	12,079,773	715,983	-
Gregory L. Burns	12,613,806	181,950	-
Clay T. Jackson	12,066,932	728,824	-

(c)	Other matters voted upon and the results of the voting were as follows:

At the annual meeting of shareholders, the shareholders also ratified the appointment of KPMG LLP as Pinnacle Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The shareholders voted 12,675,448 in the affirmative and 105,446 against the proposal with 14,862 abstentions.

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

PINNACLE FINANCIAL PARTNERS, INC.

/s/ M. Terry Turner
M. Terry Turner
August 1, 2007	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
August 1, 2007	Chief Financial Officer