Form 10-Q
period 2007-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2007-11-05
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of October 31, 2007 there were 15,553,537 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2007

FORWARD-LOOKING STATEMENTS

Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) the inability of Pinnacle Financial to continue to grow its loan portfolio at historic rates in the Nashville-Davidson-Murfreesboro-Franklin MSA or projected rates in the Knoxville MSA, (iii) increased competition with other financial institutions, (iv) lack of sustained growth in the economy in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of Pinnacle Financial to satisfy regulatory requirements for its expansion plans, (vii) the inability of Pinnacle Financial to execute its expansion plans and (viii) changes in the legislative and regulatory environment. Additionally, risk factors exist in connection with Pinnacle Financial's proposed merger with Mid-America Bancshares, Inc. (“Mid-America”) including among others, (1) the risk that the cost savings and any revenue synergies from the merger may not be realized or take longer than anticipated, (2) disruption from the merger with customers, suppliers or employee relationships, (3) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, (4) the risk of successful integration of the two companies' businesses, (5) the failure of Mid-America's or Pinnacle Financial's shareholders to approve the merger, (6) the amount of the costs, fees, expenses and charges related to the merger, and (7) the ability to obtain required governmental approvals of the proposed terms of the merger and anticipated schedule. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K and below in Item 1A of Part II. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. FINANCIAL INFORMATION

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and noninterest-bearing due from banks	$48,865,526	$43,611,533
Interest-bearing due from banks	5,819,607	1,041,174
Federal funds sold	26,522,858	47,866,143
Cash and cash equivalents	81,207,991	92,518,850

Securities available-for-sale, at fair value	325,171,126	319,237,428
Securities held-to-maturity (fair value of $26,603,414 and $26,594,235 at September 30, 2007 and December 31, 2006, respectively)	27,050,937	27,256,876
Mortgage loans held-for-sale	5,685,674	5,654,381

Loans	1,731,245,280	1,497,734,824
Less allowance for loan losses	(17,978,429)	(16,117,978)
Loans, net	1,713,266,851	1,481,616,846

Premises and equipment, net	38,208,897	36,285,796
Investments in unconsolidated subsidiaries and other entities	17,424,718	16,200,684
Accrued interest receivable	12,056,089	11,019,173
Goodwill	114,287,640	114,287,640
Core deposit intangible, net	9,837,744	11,385,006
Other assets	23,881,242	26,724,183
Total assets	$2,368,078,909	$2,142,186,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$316,542,088	$300,977,814
Interest-bearing demand	254,958,551	236,674,425
Savings and money market accounts	538,976,126	485,935,897
Time	716,407,184	598,823,167
Total deposits	1,826,883,949	1,622,411,303
Securities sold under agreements to repurchase	145,331,726	141,015,761
Federal Home Loan Bank advances	35,685,005	53,725,833
Federal funds purchased	19,986,000	-
Subordinated debt	51,548,000	51,548,000
Accrued interest payable	5,973,825	4,952,422
Other liabilities	8,033,974	12,516,523
Total liabilities	2,093,442,479	1,886,169,842
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 15,553,037 issued and outstanding at September 30, 2007 and 15,446,074 issued and outstanding at December 31, 2006	15,553,037	15,446,074
Additional paid-in capital	213,644,006	211,502,516
Retained earnings	47,908,839	31,109,324
Accumulated other comprehensive loss, net of deferred income taxes	(2,469,452)	(2,040,893)
Total stockholders’ equity	274,636,430	256,017,021
Total liabilities and stockholders’ equity	$2,368,078,909	$2,142,186,863

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$32,750,403	$26,771,110	$92,283,516	$64,195,835
Securities:
Taxable	3,387,464	3,240,878	10,127,943	9,250,455
Tax-exempt	743,921	521,240	2,106,857	1,416,862
Federal funds sold and other	1,464,795	806,829	3,075,372	1,591,941
Total interest income	38,346,583	31,340,057	107,593,688	76,455,093

Interest expense:
Deposits	16,043,425	11,800,394	44,037,317	27,213,738
Securities sold under agreements to repurchase	2,061,333	1,382,418	5,664,167	2,569,383
Federal funds purchased and other borrowings	1,282,159	997,899	4,189,055	3,110,660
Total interest expense	19,386,917	14,180,711	53,890,539	32,893,781
Net interest income	18,959,666	17,159,346	53,703,149	43,561,312
Provision for loan losses	772,064	586,589	2,460,028	2,680,638
Net interest income after provision for loan losses	18,187,602	16,572,757	51,243,121	40,880,674

Noninterest income:
Service charges on deposit accounts	1,965,965	1,357,280	5,683,199	3,151,664
Investment sales commissions	868,738	644,931	2,453,505	1,811,428
Insurance sales commissions	563,367	549,584	1,829,282	1,562,946
Gain on loans and loan participations sold, net	378,682	490,254	1,380,883	1,285,609
Trust fees	466,581	311,997	1,312,076	675,994
Other noninterest income	1,088,430	1,069,811	3,249,918	2,364,592
Total noninterest income	5,331,763	4,423,857	15,908,863	10,852,233

Noninterest expense:
Compensation and employee benefits	9,106,256	7,576,011	26,167,610	19,314,365
Equipment and occupancy	2,632,747	2,070,727	7,209,977	5,325,274
Marketing and other business development	375,066	351,432	1,057,092	899,807
Postage and supplies	474,083	487,689	1,453,197	1,118,308
Amortization of core deposit intangible	515,754	534,957	1,547,262	1,248,335
Other noninterest expense	2,005,752	1,815,392	5,282,516	3,999,832
Merger related expense	-	218,167	-	1,582,734
Total noninterest expense	15,109,658	13,054,375	42,717,654	33,488,655
Income before income taxes	8,409,707	7,942,239	24,434,330	18,244,252
Income tax expense	2,637,897	2,595,465	7,634,815	5,963,112
Net income	$5,771,810	$5,346,774	$16,799,515	$12,281,140

Per share information:
Basic net income per common share	$0.37	$0.35	$1.09	$0.91
Diluted net income per common share	$0.35	$0.32	$1.01	$0.84

Weighted average shares outstanding:
Basic	15,503,284	15,393,735	15,477,339	13,450,282
Diluted	16,609,328	16,655,349	16,630,311	14,649,418

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

For the nine months ended September 30, 2007 and 2006

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425
Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	-	-	(169,689)	169,689	-	-	-
Exercise of employee common stock options and related tax benefits	93,435	93,435	964,582	-	-	-	1,058,017
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	22,057	22,057	(22,057)	-	-	-	-
Exercise of director common stock warrants	11,000	11,000	44,000	-	-	-	55,000
Stock based compensation expense	-	-	1,001,372	-	-	-	1,001,372
Dividends paid to minority interest shareholders of PNFP Properties, Inc.	-	-	-	-	(7,813)	-	(7,813)
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	-	-	-	171,087,572
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	-	-	(187,609)	-	-	-	(187,609)
Comprehensive income:
Net income	-	-	-	-	12,281,140	-	12,281,140
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $205,497	-	-	-	-	-	335,284	335,284
Total comprehensive income							12,616,424
Balances, September 30, 2006	15,409,341	$15,409,341	$210,752,785	$-	$25,455,618	$(2,558,356)	$249,059,388

Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$-	$31,109,324	$(2,040,893)	$256,017,021
Exercise of employee common stock options and related tax benefits	78,437	78,437	645,118	-	-	-	723,555
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	28,526	28,526	(28,526)	-	-	-	-
Stock based compensation expense	-	-	1,524,898	-	-	-	1,524,898
Comprehensive income:
Net income	-	-	-	-	16,799,515	-	16,799,515
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $262,665	-	-	-	-	-	(428,559)	(428,559)
Total comprehensive income							16,370,956
Balances, September 30, 2007	15,553,037	$15,553,037	$213,644,006	$-	$47,908,839	$(2,469,452)	$274,636,430

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net income	$16,799,515	$12,281,140
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on securities	376,450	591,794
Depreciation and net amortization	2,010,487	1,263,375
Provision for loan losses	2,460,028	2,680,638
Gains on loans and loan participations sold, net	(1,380,883)	(1,285,609)
Stock-based compensation expense	1,524,898	1,001,372
Deferred tax (benefit) expense	1,587,523	(1,110,490)
Excess tax benefit from stock compensation	(128,678)	(110,244)
Mortgage loans held for sale:
Loans originated	(125,018,617)	(104,455,073)
Loans sold	126,137,833	102,030,399
(Increase) decrease in other assets	1,728,650	(3,580,936)
Decrease in other liabilities	(3,461,145)	(9,368,829)
Net cash provided (used in) by operating activities	22,636,061	(62,463)

Investing activities:
Activities in securities available-for-sale:
Purchases	(36,988,675)	(38,573,610)
Sales	-	-
Maturities, prepayments and calls	30,193,241	26,320,244
	(6,795,434)	(12,253,366)
Increase in loans, net	(232,911,778)	(205,522,296)
Purchases of premises and equipment and software	(5,097,092)	(3,708,595)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc., net of acquisition costs	-	37,420,210
Investments in unconsolidated subsidiaries and other entities	(1,222,570)	(65,647)
Purchases of other assets	-	(1,206,335)
Net cash used in investing activities	(246,026,874)	(185,336,029)

Financing activities:
Net increase in deposits	205,095,262	192,206,552
Net increase in securities sold under agreements to repurchase	4,315,965	56,520,032
Net increase in Federal funds purchased	19,986,000	-
Advances from Federal Home Loan Bank:
Issuances	35,000,000	31,000,000
Payments	(53,040,828)	(61,527,218)
Proceeds from the issuance of subordinated debt	-	20,619,000
Exercise of common stock warrants	-	55,000
Exercise of common stock options	594,877	947,773
Excess tax benefit from stock compensation	128,678	110,244
Costs incurred in connection with registration of common stock issued in merger	-	(187,609)
Net cash provided by financing activities	212,079,954	239,743,774
Net increase (decrease) in cash and cash equivalents	(11,310,859)	54,345,282
Cash and cash equivalents, beginning of period	92,518,850	58,654,270
Cash and cash equivalents, end of period	$81,207,991	$112,999,552

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

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and Collateral Plus, LLC, are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting.  Significant intercompany transactions and accounts are eliminated in consolidation.  The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements for all periods presented. On the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006, Pinnacle Financial reclassified $2.4 million of amortization of intangible assets arising from the acquisition of Cavalry Bancorp, Inc. ("Cavalry") to properly reflect the cash flow from operations for that period.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Pinnacle Financial’s annual assessment date is as of September 30 such that the assessment will be completed during the fourth quarter of each year.  Should Pinnacle Financial determine in a future period that the goodwill recorded in connection with the acquisition of Cavalry has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Cash and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the nine months ended September 30, 2007 and 2006 as follows:

	For the nine months ended September 30,
	2007	2006
Cash Payments:
Interest	$53,491,752	$34,444,269
Income taxes	7,850,000	6,380,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	809,703	627,838
Loans foreclosed upon with repossessions transferred to other assets	240,878	-
Common stock and options issued to acquire Cavalry Bancorp, Inc	-	171,087,572

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

As of September 30, 2007 and 2006, there were options outstanding to purchase 1,929,000 and 1,562,000 common shares, respectively.  Most of these options have exercise prices, compensation costs attributable to future services and excess tax benefits, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and nine months ended September 30, 2007 and 2006.  There were common stock options of 352,000, and 177,000 outstanding as of September 30, 2007 and 2006, respectively, which were considered anti-dilutive and thus have not been considered in the diluted earnings per share calculations below.  Additionally, as of September 30, 2007 and 2006, Pinnacle Financial had outstanding warrants to purchase 395,000 of common shares which have been considered in the calculation of Pinnacle Financial’s diluted net income per share for three and nine months ended September 30, 2007 and 2006.

The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per share calculation:
Numerator - Net income	$5,771,810	$5,346,774	$16,799,515	$12,281,140

Denominator - Average common shares outstanding	15,503,284	15,393,735	15,477,339	13,450,282
Basic net income per share	$0.37	$0.35	$1.09	$0.91

Diluted earnings per share calculation:
Numerator - Net income	$5,771,810	$5,346,774	$16,799,515	$12,281,140

Denominator - Average common shares outstanding	15,503,284	15,393,735	15,477,339	13,450,282
Dilutive shares contingently issuable	1,106,044	1,261,614	1,152,972	1,199,136
Average diluted common shares outstanding	16,609,328	16,655,349	16,630,311	14,649,418
Diluted net income per share	$0.35	$0.32	$1.01	$0.84

Comprehensive Income — SFAS No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive income consists of unrealized gains and losses, net of deferred income taxes, on securities available-for-sale.  Pinnacle Financial’s total comprehensive income for the nine months ended September 30, 2007 and 2006 is included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Note 2.  Definitive Merger Agreement with Mid-America Bancshares, Inc.

On August 15, 2007, Pinnacle Financial announced that it had entered into a definitive merger agreement to acquire all of the outstanding common stock of Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company located in Nashville, Tennessee with approximately $1.1 billion in assets as of September 30, 2007.  Terms of the agreement call for each share of Mid-America to be exchanged for 0.4655 Pinnacle shares and $1.50 in cash, which results in the transaction approximating 90 percent paid in Pinnacle Financial shares and 10 percent paid in cash.  As of the date the merger was announced, the transaction has an implied purchase price of $196.2 million.  Additionally, all Mid-America stock options and stock appreciation rights will be converted to Pinnacle Financial stock options and stock appreciation rights upon the closing of the transaction.  Mid-America was formed in 2006 for the purpose of combining two Nashville community banks: PrimeTrust Bank and Bank of the South, both founded in 2001.   Subject to receipt of shareholder and regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the fourth quarter of 2007.  At that time, Pinnacle Financial will have estimated assets of approximately $3.7 billion with 31 offices in nine counties, including several high-growth counties new to the Pinnacle footprint.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate consideration approximates 6.6 million shares of Pinnacle Financial common stock and $21.3 million in cash.   As a result, Mid-America shareholders will own approximately 30 percent of the combined company.  Including restricted shares, Mid-America had approximately 14.2 million common shares outstanding as of August 15, 2007.  In order to finance the $21.3 million cash component of the aggregate consideration, on October 31, 2007, Pinnacle Financial issued approximately $30 million in trust preferred securities prior to the closing of the Mid-America transaction. The trust preferred securities will bear a floating interest rate based on a spread over 3-month LIBOR of approximately 2.85% which is set each quarter and mature in 2037.  Distributions are payable quarterly.  Subject to approval by the Federal Reserve Bank of Atlanta, the trust preferred securities may be redeemed prior to maturity at Pinnacle Financial’s option beginning in 2012.

Note 3.  Merger with Cavalry Bancorp, Inc.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with SFAS Nos. 141 and 142, Pinnacle Financial recognized $13.2 million as a core deposit intangible in connection with its merger with Cavalry.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the nine months ended September 30, 2007 and 2006, $1,547,000 and $1,248,000 of amortization, respectively, was recognized in the accompanying statement of income.  Amortization expense associated with this identified intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years.

Pinnacle Financial also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings.  Pinnacle Financial also recorded the corresponding deferred tax assets or liabilities associated with these adjustments.  The discounts and premiums related to financial assets and liabilities are being amortized into the statements of income using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities.  For the nine months ended September 30, 2007 and 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $2,061,000 and $2,382,000, respectively.  Based on the estimated useful lives of the acquired loans and deposits, Pinnacle Financial expects to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $1.9 million for the remainder of 2007 and in subsequent years.

Statement of Position 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  The SOP does not apply to loans originated by the entity.  At March 15, 2006, Pinnacle Financial identified $3.9 million in loans to which the application of the provisions of SOP 03-03 was required.  The purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $1.0 million related to Cavalry’s impaired loans, thus reducing the carrying value of these loans to $2.9 million as of March 15, 2006.  At September 30, 2007, the carrying value of these loans had been reduced to $756,000 due to cash payments received from the borrowers.

The following pro forma income statements assume the merger was consummated on January 1, 2006 and purchase accounting adjustments began to be recorded at that time.  The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands, except per share information).

Nine months ended September 30, 2006 (1)
Pro Forma Income Statements:
Net interest income	$49,855
Provision for loan losses	3,662
Noninterest income	13,249
Noninterest expense:
Compensation	22,095
Other noninterest expense	15,140
Net income before taxes	22,207
Income tax expense	7,867
Net income	$14,340

Pro Forma Per Share Information:
Basic net income per common share	$0.97
Diluted net income per common share	$0.89

Weighted average shares outstanding:
Basic	14,840,326
Diluted	16,039,462

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
            ______________
(1)
In preparation and as a result of the merger during 2006, Cavalry and Pinnacle Financial incurred significant merger related charges of approximately $10.6 million in the aggregate, primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased pro forma net income for the nine months ended September 30, 2006 by $7.5 million resulting in net income of $6,841,000 and a basic and fully diluted net income per share of $0.46 and $0.43, respectively.

During the three and nine months ended September 30, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $218,000 and $1,583,000, respectively.  These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	37,094,336	39,148	171,478	36,962,006
Mortgage-backed securities	216,191,499	309,176	3,523,811	212,976,864
State and municipal securities	74,509,398	51,644	768,496	73,792,546
Corporate notes and other	1,487,539	-	47,829	1,439,710
	$329,282,772	$399,968	$4,511,614	$325,171,126
Securities held-to-maturity:
U.S. government agency securities	$17,747,473	$-	$185,173	$17,562,300
State and municipal securities	9,303,464	-	262,350	9,041,114
	$27,050,937	$-	$447,523	$26,603,414

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. Government agency securities	38,076,428	9,739	457,321	37,628,846
Mortgage-backed securities	220,397,093	455,203	3,028,241	217,824,055
State and municipal securities	62,215,952	131,412	388,124	61,959,240
Corporate notes and other	1,887,475	-	62,188	1,825,287
	$322,576,948	$596,354	$3,935,874	$319,237,428
Securities held-to-maturity:
U.S. government agency securities	$17,747,228	$-	$378,528	$17,368,700
State and municipal securities	9,509,648	-	284,113	9,225,535
	$27,256,876	$-	$662,641	$26,594,235

At September 30, 2007, approximately $176,081,000 of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2007 and December 31, 2006, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2007:

U.S. government agency securities	$-	$-	$42,161,570	$356,651	$42,161,570	$356,651
Mortgage-backed securities	35,898,115	258,967	127,576,903	3,264,844	163,475,018	3,523,811
State and municipal securities	33,377,347	254,388	35,579,684	776,458	68,957,031	1,030,846
Corporate notes and other	-	-	1,439,710	47,829	1,439,710	47,829
Total temporarily-impaired securities	$69,275,462	$513,355	$206,757,867	$4,445,782	$276,033,329	$4,959,137

At December 31, 2006:

U.S. government agency securities	$-	$-	$47,988,246	$835,849	$47,988,246	$835,849
Mortgage-backed securities	13,959,080	68,965	149,496,521	2,959,276	163,455,601	3,028,241
State and municipal securities	13,975,595	47,071	35,660,379	625,166	49,635,974	672,237
Corporate notes and other	-	-	1,825,286	62,188	1,825,286	62,188
Total temporarily-impaired securities	$27,934,675	$116,036	$234,970,432	$4,482,479	$262,905,107	$4,598,515

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

Note 5.  Loans and Allowance for Loan Losses

The composition of loans at September 30, 2007 and December 31, 2006 is summarized as follows:

	At September 30,	At December 31,
	2007	2006

Commercial real estate – Mortgage	$315,340,104	$284,301,650
Commercial real estate – Construction	176,130,568	161,903,496
Commercial – Other	780,340,943	608,529,830
Total Commercial	1,271,811,615	1,054,734,976
Consumer real estate – Mortgage	297,360,456	299,626,769
Consumer real estate – Construction	112,889,641	91,193,738
Consumer – Other	49,183,568	52,179,341
Total Consumer	459,433,665	442,999,848
Total Loans	1,731,245,280	1,497,734,824
Allowance for loan losses	(17,978,429)	(16,117,978)
Loans, net	$1,713,266,851	$1,481,616,846

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the allowance for loan losses for the nine months ended September 30, 2007 and for the year ended December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Balance at beginning of period	$16,117,978	$7,857,774
Charged-off loans	(809,704)	(818,467)
Recovery of previously charged-off loans	210,127	244,343
Allowance acquired in acquisition of Cavalry (see note 2)	-	5,102,296
Provision for loan losses	2,460,028	3,732,032
Balance at end of period	$17,978,429	$16,117,978

At September 30, 2007 and at December 31, 2006, Pinnacle Financial had certain impaired loans on nonaccruing interest status.  The principal balance of these nonaccrual loans amounted to $2,364,000 and $7,070,000 at September 30, 2007 and December 31, 2006, respectively.  In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $108,000 and $202,000 for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $24,095,000 to certain directors, executive officers, and their related entities, of which $14,676,000 had been drawn upon.  During the nine months ended September 30, 2007, $20,000 of new loans to certain directors, executive officers, and their related entities were made and repayments totaled $2,085,000.  At December 31, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $29,942,000 to certain directors, executive officers, and their related entities, of which approximately $17,461,000 had been drawn upon.  The terms of these loans and extensions are substantially the same terms customary for other persons for the type of loan involved.   None of these loans to certain directors, executive officers, and their related entities, were impaired at September 30, 2007.

During the three and nine months ended September 30, 2007 and 2006, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest.  In accordance with U.S. generally accepted accounting principles, Pinnacle Financial recognized a net gain on the sale of these participated loans for the nine months ended September 30, 2007 and 2006 of approximately $230,000 and $224,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans.  At September 30, 2007, Pinnacle Financial was servicing $132 million of loans for correspondent banks and other entities, of which $125 million was commercial loans.

SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”.(“SFAS No. 156”) requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006.  As a result of the adoption of SFAS 156, Pinnacle Financial has approximately $55,000 recorded as a servicing liability as of September 30, 2007.

Note 6.  Income Taxes

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

Pinnacle Financial and its subsidiaries file a consolidated U.S. Federal income tax return.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2006. Pinnacle Financial and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2002 through 2006.

Income tax expense attributable to income from continuing operations for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Current tax expense (benefit):
Federal	$762,232	$2,404,721	$5,894,231	$6,644,857
State	(40,480)	118,652	153,061	428,745
Total current tax expense (benefit)	721,752	2,523,373	6,047,292	7,073,602
Deferred tax expense (benefit):
Federal	1,805,893	57,292	1,531,720	(949,171)
State	110,252	14,800	55,803	(161,319)
Total deferred tax expense (benefit)	1,916,145	72,092	1,587,523	(1,110,490)
	$2,637,897	$2,595,465	$7,634,815	$5,963,112

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% in 2007 and 2006 to income before income taxes. A reconciliation of the differences for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006

Income taxes at statutory rate	$2,943,397	$2,779,782	$8,552,015	$6,385,488
State tax expense, net of federal tax effect	45,352	86,743	135,762	173,827
Federal tax credits	(90,000)	(75,000)	(270,000)	(225,000)
Tax-exempt securities	(217,167)	(155,154)	(615,896)	(425,766)
Other items	(43,685)	(40,906)	(167,066)	54,563
Income tax expense	$2,637,897	$2,595,465	$7,634,815	$5,963,112

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

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at September 30, 2007 and December 31, 2006 are as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2007	2006
Deferred tax assets:
Allowance for loan losses	$7,049,011	$6,654,334
Loans	1,018,955	1,337,983
Securities	1,514,302	1,251,636
Accrued liability for supplemental retirement agreements	1,599,756	1,535,688
Deposits	342,186	585,568
Other deferred tax assets	424,155	340,296
	11,948,365	11,705,505
Deferred tax liabilities:
Depreciation and amortization	2,280,204	1,563,078
Core deposit intangible asset	3,866,162	4,473,076
REIT dividends	1,250,732	-
FHLB dividends	855,833	770,156
Other deferred tax liabilities	561,738	440,642
	8,814,669	7,246,952
Net deferred tax assets	$3,133,696	$4,458,553

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

Note 7.  Commitments and Contingent Liabilities

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at September 30, 2007 is as follows:

Commitments to extend credit	$592,441,536
Standby letters of credit	63,642,493

At September 30, 2007, the fair value of Pinnacle Financial’s standby letters of credit was $211,000.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Various legal claims also arise from time to time in the normal course of business.   As of September 30, 2007, management is not aware of any such proceedings against Pinnacle Financial.

Note 8.  Stock Option Plan and Restricted Shares

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

As of September 30, 2007, of the approximately 1,929,000 stock options outstanding, 1,213,000 of those options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 716,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder.  All stock options under the plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.

A summary of the activity within the three equity incentive plans during the nine months ended September 30, 2007 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2006	1,658,459	$12.93	6.4	$31,848
Granted	371,843	30.69
Exercised	(78,437)	7.58
Forfeited	(22,608)	27.79
Outstanding at September 30, 2007	1,929,257	$17.36	6.4	$23,334
Outstanding and expected to vest as of September 30, 2007	1,887,595	$17.16	6.4	$23,192
Options exercisable at September 30, 2007	1,047,280	$9.24	4.7	$20,564
_______________
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $28.82 and $33.18 per common share for the approximately 1.6 million options that were in-the-money at September 30, 2007 and December 31, 2006.

During the nine months ended September 30, 2007, 200,000 option awards vested at an average exercise price of $16.84 and an intrinsic value of approximately $2.4 million.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under the equity incentive plans was $1.79 million determined as of the date of option exercise. As of September 30, 2007, there was approximately $6.75 million of total unrecognized compensation cost related to unvested stock options granted under the equity incentive plans. That cost is expected to be recognized over a weighted-average period of 4.0 years.

During the three and nine months ended September 30, 2007 and 2006, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures. The impact on the Company’s results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) “Share Based Payments” (related to stock option awards) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended September 30, 2007
	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Total	Three months ended September 30, 2006

Stock-based compensation expense	$113,000	$339,000	$452,000	$285,000
Deferred income tax benefit	-	133,000	133,000	57,000
Impact of stock-based compensation expense after deferred income tax benefit	$113,000	$206,000	$319,000	$228,000
Impact on earnings per share:
Basic	$0.01	$0.01	$0.02	$0.01
Fully diluted	$0.01	$0.01	$0.02	$0.01

	Nine months ended September 30, 2007
	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Total	Nine months ended September 30, 2006

Stock-based compensation expense	$344,000	$909,000	$1,253,000	$690,000
Deferred income tax benefit	-	356,000	356,000	99,000
Impact of stock-based compensation expense after deferred income tax benefit	$344,000	$553,000	$897,000	$591,000
Impact on earnings per share:
Basic	$0.02	$0.04	$0.06	$0.04
Fully diluted	$0.02	$0.03	$0.05	$0.04

For purposes of these calculations, the fair value of options granted for the nine months ended September 30, 2007 and 2006 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2007	2006

Risk free interest rate	4.72%	4.66%
Expected life of options	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%
Expected volatility	21.12%	23.5%
Weighted average fair value	$10.59	$10.29

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards, such as stock appreciation rights.  There were no market-based awards or stock appreciation rights outstanding as of September 30, 2007.  During the nine months ended September 30, 2007, Pinnacle Financial awarded 25,296 shares of restricted common stock to certain executives of Pinnacle Financial.  The weighted average fair value of these awards as of the date of grant was $29.39 per share.  The forfeiture restrictions on the restricted shares lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period.

Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each year’s traunche is amortized separately.  For the three and nine months ended September 30, 2007, Pinnacle Financial recognized approximately $125,000 and $208,000, respectively, in compensation costs attributable to all awards issued prior to September 30, 2007 to certain executives of Pinnacle Financial.  During the nine months ended September 30, 2007, $89,000 in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.  Accumulated compensation costs since the date these shares were awarded have amounted to approximately $997,000 through September 30, 2007.

During 2006, the Board of Directors of Pinnacle Financial awarded 4,400 shares of restricted common stock to the outside members of the board in accordance with their 2006 board compensation package, of which 400 were forfeited.  On March 20, 2007, the Board of Directors of Pinnacle Financial awarded 3,230 shares of restricted common stock to the outside members of the board in accordance with their 2007 board compensation package.  Each board member received an award of 323 shares.  The restrictions on the shares issued in 2007 are expected to lapse on January 18, 2008 if each individual board member meets his or her attendance goals for the various board and board committee meetings to which each member is scheduled to attend during the year ended December 31, 2007.  The fair value of these restricted share awards granted to our directors in 2007 as of the date of grant was $30.99 per share.  For the nine months ended September 30, 2007, Pinnacle Financial recognized approximately $68,000, in compensation costs attributable to these awards.

A summary of activity for restricted share awards for the nine months ended September 30, 2007 follows:

	Executive Management Awards			Board of Director Awards
(number of share awards)	Vested	Unvested	Totals	Vested	Unvested	Totals

Balances at December 31, 2006	20,769	17,500	38,269	-	4,000	4,000
Granted	-	25,296	25,296	-	3,230	3,230
Forfeited	-	-	-	-	-	-
Vested	12,755	(12,755)	-	4,000	(4,000)	-
Balances at September 30, 2007	33,524	30,041	63,565	4,000	3,230	7,230

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three and nine months ended September 30, 2007 and 2006, follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Stock-based compensation expense	$150,513	$69,235	$272,260	$78,351
Income tax benefit	(59,046)	(27,161)	(106,808)	(30,737)
Impact of stock-based compensation expense, net of income tax benefit	$91,467	$42,074	$165,452	$47,614
Impact on earnings per share:
Basic	$0.01	$0.00	$0.01	$0.00
Fully diluted	$0.01	$0.00	$0.01	$0.00

Note 9.  Regulatory Matters

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2007 and December 31, 2006, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2007

Total capital to risk weighted assets:
Pinnacle Financial	$224,912	11.2%	$160,651	8.0%	not applicable
Pinnacle National	$201,787	10.1%	$159,5831	8.0%	$199,789	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$206,924	10.3%	$80,359	4.0%	not applicable
Pinnacle National	$183,799	9.2%	$79,912	4.0%	$119,869	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$206,924	9.3%	$89,000	4.0%	not applicable
Pinnacle National	$183,799	8.3%	$88,578	4.0%	$110,722	5.0%

At December 31, 2006

Total capital to risk weighted assets:
Pinnacle Financial	$202,881	11.8%	$137,638	8.0%	not applicable
Pinnacle National	$175,159	10.2%	$137,340	8.0%	$171,676	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$186,763	10.9%	$68,819	4.0%	not applicable
Pinnacle National	$159,031	9.3%	$68,670	4.0%	$103,005	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$186,763	9.5%	$79,021	4.0%	not applicable
Pinnacle National	$159,031	8.1%	$79,056	4.0%	$98,820	5.0%
___________
(*) Average assets for the above calculations were based on the most recent quarter.

Note 10.  Business Segment Information

Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services.  Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations.  Pinnacle Financial’s segments were changed in 2006 as a result of the acquisition of Cavalry to include Trust Services within the Investment Services segment and to add a new segment for Insurance Services.  Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National.  Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market.  Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller and Loughry Insurance Services, Inc.  Miller and Loughry is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products. The following tables present financial information for each reportable segment as of September 30, 2007 and 2006 and for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Commercial Banking	Trust and Investment Services	Mortgage Origination	Insurance Services	Total Company
For the three months ended September 30, 2007:
Net interest income	$18,916	$-	$44	$-	$18,960
Provision for loan losses	772	-	-	-	772
Noninterest income	2,606	1,458	704	564	5,332
Noninterest expense	13,162	915	582	451	15,110
Income tax expense	2,315	213	65	45	2,638
Net income	$5,273	$330	$101	$68	$5,772

For the three months ended September 30, 2006:
Net interest income	$17,159	$-	$-	$-	$17,159
Provision for loan losses	587	-	-	-	587
Noninterest income	2,451	838	446	689	4,424
Noninterest expense	11,717	663	243	431	13,054
Income tax expense	2,361	68	79	87	2,595
Net income	$4,945	$107	$124	$171	$5,347

	Commercial Banking	Trust and Investment Services	Mortgage Origination	Insurance Services	Total Company
For the nine months ended September 30, 2007:
Net interest income	$53,557	$-	$146	$-	$53,703
Provision for loan losses	2,460	-	-	-	2,460
Noninterest income	8,506	3,394	2,172	1,837	15,909
Noninterest expense	38,016	1,633	1,712	1,357	42,718
Income tax expense	6,514	691	238	191	7,634
Net income	$15,073	$1,070	$368	$289	$16,800

For the nine months ended September 30, 2006:
Net interest income	$43,561	$-	$-	$-	$43,561
Provision for loan losses	2,681	-	-	-	2,681
Noninterest income	5,874	2,208	1,187	1,583	10,852
Noninterest expense	30,209	1,603	725	951	33,488
Income tax expense	5,298	237	181	247	5,963
Net income	$11,247	$368	$281	$385	$12,281

As of September 30, 2007:
End of period assets	$2,351,546	$393	$11,783	$4,357	$2,368,079
As of December 31, 2006:
End of period assets	$2,128,105	$402	$9,762	$3,918	$2,142,187

Note 11.  Investments in Unconsolidated Subsidiaries and Other Entities

On December 29, 2003, the Company established PNFP Statutory Trust I; on September 15, 2005 the Company established PNFP Statutory Trust II; and on September 7, 2006 the Company established PNFP Statutory Trust III (“Trust I”; “Trust II”; “Trust III” or collectively, the “Trusts”).  All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000, $619,000 and $619,000, respectively.  The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II;  and $20,000,000 for Trust III and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  Pinnacle Financial’s aggregate $1,548,000 investment in the Trusts is included in investments in unconsolidated subsidiaries and other entities in the accompanying consolidated balance sheet at September 30, 2007 and the $51,548,000 obligation of Pinnacle Financial is reflected as subordinated debt at September 30, 2007.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.16% at September 30, 2007) which is set each quarter and mature on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR.  The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.00% at September 30, 2007) which is set each quarter and mature on September 30, 2036.

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

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II and September 30, 2011 for Trust III.  The Trust Preferred Securities may also be redeemed at any time and in certain instances upon payment of a redemption premium, in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to Federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

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

Combined summary financial information for the Trusts follows (dollars in thousands) at September 30, 2007 and December 31, 2006 and for the nine months ended September 30, 2007 and 2006:

Combined Summary Balance Sheets
	September 30, 2007	December 31, 2006
Asset– Investment in subordinated debentures issued by Pinnacle Financial	$51,548	$51,548

Liabilities	$-	$-

Stockholder’s equity– Trust preferred securities	50,000	50,000
Common securities (100% owned by Pinnacle Financial)	1,548	1,548
Total stockholder’s equity	51,548	51,548
Total liabilities and stockholder’s equity	$51,548	$51,548

Combined Summary Income Statements
	Nine months ended September 30,
	2007	2006
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$2,651	$1,617
Net Income	$2,651	$1,617

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Combined Summary Statements of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Balances, December 31, 2005	$30,000	$929	$-	$30,929
Net income	-	-	1,617	1,617
Issuance of trust preferred securities	20,000	619	-	20,619
Dividends:
Trust preferred securities	-	-	(1,580)	(1,580)
Common paid to Pinnacle Financial	-	-	(37)	(37)
Balances, September 30, 2006	$50,000	$1,548	$-	$51,548

Balances, December 31, 2006	$50,000	$1,548	$-	$51,548
Net income	-	-	2,651	2,651
Issuance of trust preferred securities
Dividends:
Trust preferred securities	-	-	(2,592)	(2,592)
Common paid to Pinnacle Financial	-	-	(59)	(59)
Balances, September 30, 2007	$50,000	$1,548	$-	$51,548

In addition, the Company has investments in other entities which totaled approximately $1,288,000 and $66,000 at September 30, 2007 and December 31, 2006, respectively.  These investments are reported at fair value.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2007 and December 31, 2006 and our results of operations for the three and nine months ended September 30, 2007 and 2006.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our rapid growth from inception through the first nine months of 2007 has had a material impact on our financial condition and results of operations.   This rapid growth resulted in fully diluted net income per share for the three months ended September 30, 2007 and 2006 of $0.35 and $0.32, respectively, and for the nine months ended September 30, 2007 and 2006 of $1.01 and $0.84, respectively. At September 30, 2007, loans totaled $1.731 billion, as compared to $1.498 billion at December 31, 2006, while total deposits increased to $1.827 billion at September 30, 2007 compared to $1.622 billion at December 31, 2006.

Mid-America Bancshares, Inc. Acquisition.  On August 15, 2007, we announced that we had entered into a definitive merger agreement to acquire all of the outstanding common stock of Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company located in Nashville, Tennessee with approximately $1.1 billion in assets as of September 30, 2007.  Terms of the agreement call for each share of Mid-America to be exchanged for 0.4655 Pinnacle shares and $1.50 in cash, which results in the transaction approximating 90 percent paid in PNFP shares and 10 percent paid in cash.  As of the date the merger was announced, the transaction has an implied purchase price of $196.2 million.  Mid-America was formed in 2006 for the purpose of combining two high-growth community banks based in the Nashville-Davidson-Murfreesboro-Franklin MSA: PrimeTrust Bank and Bank of the South, both founded in 2001.   Subject to receipt of shareholder and regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the fourth quarter of 2007.  At that time, we estimate that we will have assets of approximately $3.7 billion with 31 offices in nine counties, including several high-growth counties new to the Pinnacle footprint.

The aggregate consideration approximates 6.6 million shares of PNFP common stock and $21.3 million in cash.   As a result, Mid-America shareholders will own approximately 30 percent of the combined company.  Including restricted shares, Mid-America had approximately 14.2 million common shares outstanding as of August 15, 2007.  In order to finance the $21.3 million cash component of the aggregate consideration, we issued approximately $30 million in trust preferred securities on October 31, 2007 prior to the closing of the Mid-America transaction.  We will use the excess funds from the trust preferred issuance for general corporate purposes.  The trust preferred securities will bear a floating interest rate based on a spread over 3-month LIBOR of approximately 2.85% which is set each quarter and mature in 2037.  Distributions are payable quarterly.  Subject to approval by the Federal Reserve Bank of Atlanta, the trust preferred securities may be redeemed prior to maturity at our option beginning in 2012.

Systems conversions are scheduled to be completed during the first quarter of 2008.  Until that time, PrimeTrust and Bank of the South will continue to operate under their current brands.  PrimeTrust and Bank of the South will change their names to Pinnacle when the systems platforms of the three companies are combined.

The Mid-America acquisition will have a significant impact on our future financial condition and result of operations.  Given we anticipate closing the transaction during the fourth quarter of 2007, our fourth quarter results will include Mid-America for a partial quarter’s results.

Cavalry Bancorp, Inc. Acquisition.  On March 15, 2006, we consummated our merger with Cavalry.  Pursuant to the merger agreement, we acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of our common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The financial information herein includes the activities of the former Cavalry (the “Rutherford County market”) since March 15, 2006.

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

As noted above, total consideration for Cavalry approximated $172.3 million of which $171.1 million was in the form of our common shares and options to acquire our common shares and $1.2 million in investment banking fees, attorney’s fees and other costs related to the purchase of Cavalry.  We issued 6,856,298 shares of our common stock to the former Cavalry shareholders.  In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the shares were valued at $24.53 per common share which represents the average closing price of our common stock from the two days prior to the merger announcement on September 30, 2005 through the two days after the merger announcement.  Aggregate consideration for the common stock issued was approximately $168.2 million.  Additionally, we also assumed the Cavalry Bancorp, Inc. 1999 Stock Incentive Plan (the “Cavalry Plan”) pursuant to which we were obligated to issue 195,551 shares of our common stock upon exercise of stock options awarded to certain former Cavalry employees who held outstanding options as of March 15, 2006.  All of these options were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2012.  The exercise prices for these stock options range between $10.26 per share and $13.68 per share.  In accordance with SFAS No. 141, we considered the fair value of these options in determining the acquisition cost of Cavalry.  The fair value of these vested options approximated $2.9 million which has been included as a component of the aggregate purchase price.

In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible in connection with our merger with Cavalry.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the three and nine months ended September 30, 2007, approximately $516,000 and $1,547,000, respectively, of amortization was recognized in the statement of income compared to $535,000 and $1,248,000 for the three and nine months ended September 30, 2006.  Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years.

We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings.  We have also recorded the corresponding deferred tax assets or liabilities associated with these adjustments.  The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities.  For the three and nine months ended September 30, 2007, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $541,000 and $2.1 million, respectively, compared to $950,000 and $2.38 million for the three and nine months ended September 30, 2006, respectively.  Based on the estimated useful lives of the acquired loans and deposits, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $1.9 million for the remainder of 2007 and in subsequent years.

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

Knoxville, Tennessee Expansion.  On April 9, 2007, we announced our plans to expand to the Knoxville, Tennessee, market and the hiring of two prominent veteran bankers to lead our firm in Knoxville.  We have estimated that our expansion into Knoxville will result in a reduction in our net income for 2007 as we hire new associates in that market and build out our initial branch network.  Our current estimates are that our Knoxville expansion will negatively impact our diluted earnings per share by a range of $0.08 to $0.09 in 2007.

Results of Operations.  Our net interest income increased to $19.0 million for the third quarter of 2007 compared to $17.2 million for the third quarter of 2006.   The net interest margin (the ratio of net interest income to average earning assets) for the three months ended September 30, 2007 was 3.54% compared to 3.95% for the same period in 2006.  Our net interest income increased to $53.7 million for the nine months ended September 30, 2007 compared to $43.6 million for the nine months ended September 30, 2006.   The net interest margin for the nine months ended September 30, 2007 was 3.59% compared to 3.97% for the same period in 2006.

Our provision for loan losses was $772,000 for the third quarter of 2007 compared to $587,000 for the same period in 2006.  The provision for loan losses was $2.5 million for the nine months ended September 30, 2007 compared to $2.7 million for the same period in 2006.  Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs or recoveries incurred during the period, the results of our quarterly assessment of the inherent risks of our loan portfolio and the impact of that assessment on the level of the allowance for loan losses.

Noninterest income for the third quarter of 2007 compared to the same time period in 2006 increased by $908,000 or 20.5%.  For the first nine months of 2007, noninterest income was $5.1 million greater than the first nine months of 2006.  These increases are largely attributable to the fee businesses associated with the Cavalry acquisition, particularly with regard to service charges on deposit accounts, insurance sales commissions and trust fees.

Our continued growth during 2007 resulted in increased noninterest expense compared to 2006 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses.  The number of full-time equivalent employees increased from 395.5 at September 30, 2006 to 450.5 at September 30, 2007.  We expect to add additional employees during the remainder of 2007 which will cause our compensation and employee benefit expense to increase in the fourth quarter of 2007.  Additionally, our branch expansion efforts and our recently announced expansion into the Knoxville, Tennessee market will result in increased operating expenses in the future.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 62.20% for the third quarter of 2007 compared to 60.48% for the same period in 2006.  Our efficiency ratio was 61.37% for the nine months ended September 30, 2007 compared to 61.54% for the same period in 2006.

The effective income tax expense rate for the three and nine months ended September 30, 2007 was approximately 31.37% and 31.25%, respectively, compared to an effective income tax expense rate for the three and nine months ended September 30, 2006 of approximately 32.68% and 32.68%, respectively.  The slight decrease in the effective tax rate between the two periods was due to increased bank owned life insurance acquired with the Cavalry acquisition and other tax initiatives.

Net income for the third quarter of 2007 was $5.8 million compared to $5.3 million for the same period in 2006, an increase of 7.9%.   Net income for the first nine months of 2007 was $16.8 million compared to $12.3 million for the same period in 2006, an increase of 36.8%.  A significant portion of the increase in net income for the first nine months of 2007 when compared to 2006 is due to the Cavalry acquisition and Cavalry being included in our results for the entire 2007 period.

Financial Condition.  Loans increased $233.5 million during the first nine months of 2007, or 20.8% on an annualized basis.  As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations.  If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required through additional provision expense which would decrease our earnings.

We have successfully grown our total deposits to $1.827 billion at September 30, 2007 compared to $1.622 billion at December 31, 2006, an increase of $204.5 million.  This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2007 compared to 2006.  We typically adjust our loan yields at a faster rate than we adjust our deposit rates in an environment where short term rates are fluctuating.  As such, unless competitive pressures dictate, our deposit funding costs do not usually adjust as quickly as do revenues from interest income on floating rate earning assets.

Capital and Liquidity.  At September 30, 2007, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements.  Additionally, at September 30, 2007, our bank would be considered to be “well-capitalized” pursuant to banking regulations.  As our bank grows it will require additional capital from us over that which can be earned through operations.  At September 30, 2007, we had $19.0 million that could be transferred to Pinnacle National in order to continue to meet capital requirements.  We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.

In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock).  This additional capital has been required to support our growth.  As of September 30, 2007, and after giving effect to our trust preferred securities offering completed on October 31, 2007, we believe we have sufficient capital to support our current growth plans, including our expansion into the Knoxville market and our acquisition of Mid-America.  However, expansion by acquisition of other banks or by branching into a new geographic market could result in issuance of additional capital, including additional common shares or trust preferred securities.

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

Allowance for Loan Losses (“allowance”).  Our management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  Loan losses are charged off when management believes that the full collectability of the loan is probable.  A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is probable.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans.  The estimate for these loan losses is established by category and based on our internal system of credit risk ratings and historical loss data for industry and various peer bank groups.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate is based on management’s experience with similarly graded loans, discussions with banking regulators and our internal loan review processes.  We then weight the allocation methodologies for the commercial and commercial real estate portfolios and determine a weighted average allocation for these portfolios.

The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating losses inherent in that particular category of consumer and consumer real estate loans.  The estimated loan loss allocation rate for each category is based on management’s experience.  Additionally, consumer and consumer real estate loans are analyzed based on our actual historical loss rates, industry loss rates and loss rates of various peer bank groups.  Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all four loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date.  The allocation for those environmental factors is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the four loan segments.  The allowance allocation for each segment as determined by the respective processes noted above is increased or decreased based on the incremental assessment of these various environmental factors.

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

Results of Operations

Our results for the three and nine months ended September 30, 2007 and 2006 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses.  The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2007-2006	Nine months ended		2007-2006
	September 30,		Percent	September 30,		Percent
	2007	2006	Increase (decrease)	2007	2006	Increase (decrease)

Interest income	$38,347	$31,340	22.4%	$107,594	$76,455	40.7%
Interest expense	19,387	14,181	36.7%	53,891	32,894	63.8%
Net interest income	18,960	17,159	10.5%	53,703	43,561	23.3%
Provision for loan losses	772	587	31.5%	2,460	2,680	(8.2)%
Net interest income after provision for loan losses	18,188	16,572	9.8%	51,243	40,881	25.3%
Noninterest income	5,332	4,424	20.5%	15,909	10,852	46.6%
Noninterest expense:
Merger related expense	-	218	(100.0)%	-	1,583	(100.0)%
Other noninterest expense	15,110	12,836	17.7%	42,718	31,906	33.9%
Net income before income taxes	8,410	7,942	5.9%	24,434	18,244	33.9%
Income tax expense	2,638	2,595	1.7%	7,634	5,963	28.0%
Net income	$5,772	$5,347	7.9%	$16,800	$12,281	36.8%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended September 30, 2007 and 2006, we recorded net interest income of $18,960,000, and $17,159,000 respectively, which resulted in a net interest margin of 3.54% and 3.95%.  For the nine months ended September 30, 2007 and 2006, we recorded net interest income of $53,703,000 and $43,561,000 which resulted in a net interest margin of 3.59% and 3.97% respectively.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

(dollars in thousands)	Three months ended September 30, 2007			Three months ended September 30, 2006
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,697,862	$32,750	7.65%	$1,375,036	$26,771	7.72%
Securities:
Taxable	268,358	3,387	5.01%	260,688	3,241	4.93%
Tax-exempt (1)	79,065	744	4.92%	56,644	521	4.81%
Federal funds sold and other	106,298	1,466	5.62%	59,191	807	5.41%
Total interest-earning assets	2,151,583	$38,347	7.12%	1,751,559	$31,340	7.14%
Nonearning assets	226,918			235,677
Total assets	$2,378,501			$1,987,236

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$261,384	$2,123	3.24%	$181,752	$1,202	2.62%
Savings and money market	544,990	4,757	3.46%	473,883	3,809	3.19%
Certificates of deposit	714,060	9,164	5.09%	598,220	6,789	4.50%
Total interest bearing deposits	1,520,434	16,044	4.19%	1,253,855	11,800	3.73%
Securities sold under agreements to repurchase	194,774	2,061	4.20%	122,292	1,383	4.49%
Federal Home Loan Bank advances and other borrowings	29,946	385	5.10%	33,299	383	4.57%
Subordinated debt	51,548	897	6.90%	36,084	615	6.75%
Total interest-bearing liabilities	1,796,702	19,387	4.28%	1,445,530	14,181	3.89%
Noninterest-bearing deposits	293,701	-	-	281,812	-	-
Total deposits and interest-bearing liabilities	2,090,403	$19,387	3.68%	1,727,342	$14,181	3.26%
Other liabilities	16,445			14,914
Stockholders' equity	271,653			244,980
	$2,378,501			$1,987,236
Netinterestincome		$18,960			$17,159
Net interest spread (2)			2.84%			3.25%
Net interest margin (3)			3.54%			3.95%
         __________________
(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

(dollars in thousands)	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans	$1,609,200	$92,283	7.67%	$1,154,828	$64,196	7.43%
Securities:
Taxable	271,017	10,128	5.00%	250,373	9,250	4.94%
Tax-exempt (1)	75,694	2,107	4.91%	50,481	1,417	4.95%
Federal funds sold and other	73,677	3,076	5.60%	37,120	1,592	5.73%
Total interest-earning assets	2,029,588	$107,594	7.14%	1,492,802	$76,455	6.89%
Nonearning assets	222,964			180,522
Total assets	$2,252,552			$1,673,324

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$253,411	$6,226	3.29%	$158,643	$2,533	2.13%
Savings and money market	514,080	13,121	3.41%	417,610	9,384	3.00%
Certificates of deposit	661,468	24,690	4.99%	486,642	15,297	4.20%
Total interest bearing deposits	1,428,959	44,037	4.12%	1,062,895	27,214	3.42%
Securities sold under agreements to repurchase	174,942	5,664	4.33%	83,364	2,569	4.12%
Federal Home Loan Bank advances and other borrowings	39,395	1,539	5.22%	42,708	1,495	4.67%
Subordinated debt	51,548	2,651	6.88%	32,648	1,616	6.62%
Total interest-bearing liabilities	1,694,844	53,891	4.25%	1,221,615	32,894	3.60%
Noninterest-bearing deposits	279,935	-	-	248,448	-	-
Total deposits and interest-bearing liabilities	1,974,779	$53,891	3.65%	1,470,063	$32,894	2.99%
Other liabilities	12,714			11,623
Stockholders' equity	265,059			191,638
	$2,252,552			$1,673,324
Netinterestincome		$53,703			$43,561
Net interest spread (2)			2.89%			3.29%
Net interest margin (3)			3.59%			3.97%

      ___________________
(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.
(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

In comparing the decreases in the net interest margins between the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the primary cause of the decreased margins was due to the continued higher rate of increase for funding costs when compared to the yield on earning assets.  When comparing the three months ended September 30, 2007 to the same period in 2006, funding costs increased by 42 basis points while interest earning assets decreased by 2 basis points.  The comparison for the nine month periods reflect funding costs up 70 basis points while the yield on interest earning assets increased by only 25 basis points.  We believe substantially all small cap community banks are experiencing similar trends across the country.  However, for Pinnacle, our absolute growth in average earning asset balances, primarily loan balances, has been large enough to overcome the negative trends in rates such that we experienced a 10.5% increase in net interest income comparing the three months ended September 30, 2007 to the same period in 2006 and 23.3% increase when comparing the nine months ended September 30, 2007 to the same period in 2006.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Our loan yields decreased during the third quarter of 2007 when compared to the same quarter in 2006 while they increased when comparing the nine month periods between 2007 and 2006.  The decrease in the third quarter of 2007 was caused primarily by a drop in our prime lending rate as a result of the Federal Reserve’s Open Market Committee dropping the benchmark Fed funds rate by 50 basis points on September 18, 2007.  Our weighted average prime rate for the third quarter of 2007 was 8.18% compared to 8.25% for the same quarter of 2006 while our weighted average prime rate for the first nine months of 2007 was 8.22% compared to 7.96% in 2006.  The pricing of a large portion of our loan portfolio (approximately 44.6% of total loans at September 30, 2007 compared to 47.3% at September 30, 2006) is tied to our prime rate.

•
We have been able to grow our funding base significantly.  For asset/liability management purposes in 2007 and 2006, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio.  For the first nine months of 2007, average loan balances were 71.4% of total assets compared to 69.0% in 2006.  Loans generally have higher yields than do securities and other shorter-term investments.  This change in allocation contributed to the increase in the overall total interest earning asset yields between the two nine month periods.

•
During the first nine months of 2007, overall deposit rates were higher than those rates for the comparable period in 2006.  Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment.  During 2007, as was the case with our prime lending rate, short-term rates were higher than in 2006.   We also monitor the pricing of similar products by our primary competitors.  The changes in the short-term rate environment and the pricing of our primary competitors required us to increase these rates in 2007 compared to the previous periods.

•
Also impacting the net interest margin during 2007 compared to 2006 was pricing of our floating rate subordinated indebtedness which comprises approximately $31 million of the $52 million of subordinated indebtedness as of September 30, 2007.  The interest rate charged on this indebtedness is generally higher than other funding sources.  The rate charged on the floating rate portion of the indebtedness is determined in relation to the three-month LIBOR index and reprices quarterly.  During 2007, the short-term interest rate environment was higher than previous years, and, as a result, the pricing for this funding source was higher in 2007.

The current shape of the yield curve represents a challenge for most banks, including Pinnacle National, as we use a significant amount of short-term funding to fund our balance sheet growth.  This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase.  Rates paid on these deposits loosely correlate to the Fed funds rate and short term treasury rates.  During the first nine months of 2007, the Fed funds rate has been higher than other longer term treasuries (i.e., an inverted yield curve).  As a result, depositors will tend to maintain their funds in shorter-term deposit accounts where they can achieve a higher yield on their deposit balances and not concern themselves with long-term products because there is not enough rate increase for them to justify the longer maturity.  Whereas in a more traditional rate environment, depositors would either accept a lesser rate for more liquid deposit accounts or choose a higher rate via a longer time deposit.

In spite of the current yield curve, we believe we will increase net interest income through overall growth in earning assets.  The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs such that we should be able to increase our current net interest income.  Even though our net interest income will likely increase, our net interest margins could decrease due to increasingly competitive deposit pricing in our market. With the action steps taken as a result of the recent Federal funds rate decrease and assuming two more further Fed funds rate reductions before the end of 2007 (including the reduction that occurred on October 31, 2007), we believe our net interest margin for the fourth quarter of 2007 should be within a range of 3.50% to 3.65%, compared to 3.54% for the third quarter of 2007.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   The provision for loan losses amounted to $772,000 and $587,000 for the three months ended September 30, 2007 and 2006, respectively and $2,460,000 and $2,680,000 for the nine months ended September 30, 2007 and 2006, respectively.

Based upon our management's evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2007.  During the three month periods ended September 30, 2007 and 2006, the provision for loan losses increased by $185,000 while during the nine month periods ended September 30, 2007 and 2006, the provision for loan losses decreased by $220,000, respectively.  These changes are primarily attributable to the changes in the levels of nonperforming loans, past due loans, risk grades, net charge-off levels and loan volumes during the respective periods.

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

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three months ended		2007-2006	Nine months ended		2007-2006
	September 30,		Percent	September 30,		Percent
	2007	2006	Increase (decrease)	2007	2006	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$1,966	$1,357	44.9%	$5,683	$3,152	80.3%
Investment sales commissions	869	645	34.7%	2,454	1,811	35.5%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	360	388	(7.2)%	1,151	1,061	8.5%
Gains on loan participations sold, net	19	102	(81.4)%	230	224	2.7%
Insurance sales commissions	563	550	2.4%	1,829	1,563	17.0%
Gain on sale of investment securities, net	-	-	-	-	-	-
Trust fees	467	312	49.7%	1,312	676	94.1%
Other noninterest income:
Letters of credit fees	68	147	(53.7)%	170	368	(53.8)%
Bank-owned life insurance	132	126	4.8%	403	281	43.4%
ATM, check card and merchant card fees	743	615	20.8%	2,052	1,114	84.2%
Equity in earnings of Collateral Plus, LLC	20	11	81.8%	109	80	36.3%
Other noninterest income	125	171	(26.9)%	516	522	(1.1)%
Total noninterest income	$5,332	$4,424	20.5%	$15,909	$10,852	46.6%

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

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At September 30, 2007, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $590 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $597 million at December 31, 2006.  Additionally, following our merger with Cavalry, we now offer trust services through Pinnacle National’s trust division.  At September 30, 2007, our trust department was receiving fees on approximately $512 million in assets compared to $380 million at December 31, 2006.   Also, following our merger with Cavalry, we offer insurance services through Miller and Loughry Insurance and Services, Inc. which resulted in insurance sales commissions to Pinnacle National.

Mortgage related fees also contributed to the increase in noninterest income between the nine month periods in 2007 and 2006.  These mortgage fees are for loans originated in both the Nashville and Rutherford County markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments.  As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment.

We also sell certain commercial loan participations to our correspondent banks.  Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits.  At September 30, 2007 and pursuant to participation agreements with these correspondents, we had participated approximately $125.4 million of originated loans to these other banks compared to $95.4 million at December 31, 2006.  These participation agreements have various provisions regarding collateral position, pricing and other matters.  Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate.  Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold.  We recorded net gains, related to the aforementioned retained cash flow asset, of $19,000 and $31,000 during the three months ended September 30, 2007 and 2006, respectively, and $230,000 and $224,000 during the first nine months ended September 30, 2007 and 2006 related to the loan participation transactions.  We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations.  In any event, the timing of participations may cause the level of gains, if any, to vary significantly.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues.  We experienced a significant increase in these revenues in 2007 compared to 2006 due primarily to the merger with Cavalry.

Additionally, noninterest income from the cash surrender value of bank-owned life insurance increased significantly between the first nine months of 2007 and  the first nine months of 2006.  In connection with the Cavalry merger, we became the owner and beneficiary of several life insurance policies on former Cavalry executives.  These policies were acquired by Cavalry in connection with a supplemental retirement plan for these former Cavalry executives.

Noninterest Expense. Noninterest expense consists of compensation and employee benefits, equipment and occupancy expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three months ended		2007-2006	Nine months ended		2007-2006
	September 30,		Percent	September 30,		Percent
	2007	2006	Increase (decrease)	2007	2006	Increase (decrease)
Noninterest expense:
Compensation and employee benefits:
Salaries	$6,042	$4,964	21.7%	$17,215	$12,752	35.0%
Commissions	456	331	37.8%	1,246	890	40.0%
Other compensation, primarily incentives	1,154	1,279	(9.8)%	3,389	2,999	13.0%
Employee benefits and other	1,455	1,002	45.2%	4,317	2,674	61.4%
Total compensation and employee benefits	9,107	7,576	20.2%	26,167	19,315	35.5%
Equipment and occupancy	2,632	2,071	27.1%	7,210	5,325	35.4%
Marketing and business development	375	351	6.8%	1,057	900	17.4%
Postage and supplies	474	488	(2.9)%	1,453	1,118	30.0%
Amortization of core deposit intangible	516	535	(3.6)%	1,547	1,248	24.0%
Other noninterest expense:
Accounting and auditing	395	143	176.2%	816	616	32.6%
Consultants, including independent loan review	33	58	(43.1)%	172	222	(22.5)%
Legal, including borrower-related charges	85	47	80.9%	308	103	199.0%
OCC exam fees	104	73	42.5%	255	187	36.4%
Directors' fees	64	52	23.1%	182	178	2.2%
Insurance, including FDIC assessments	380	189	101.1%	1,032	465	121.9%
Charitable contributions	95	56	69.6%	286	163	75.5%
Other professional fees	24	25	(4.0)%	102	62	64.5%
Other noninterest expense	826	1,172	(29.5)%	2,130	2,004	6.3%
Total other noninterest expense	2,006	1,815	10.5%	5,283	4,000	32.1%
Merger related expense	-	218	(100.0)%	-	1,583	(100.0)%
Total noninterest expense	$15,110	$13,054	15.7%	$42,718	$33,489	27.6%

Expenses have generally increased between the above periods due to our merger with Cavalry, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate.  We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth.  For the three months ended September 30, 2007 and 2006, approximately $451,000 and $285,000, respectively, and for the nine months ended September 30, 2007 and 2006, approximately $1,253,000 and $690,000, respectively, of compensation expense related to stock options and restricted share awards is included in other incentive compensation expense.

At September 30, 2007, we employed 450.5 full time equivalent employees compared to 404.0 at December 31, 2006.  We intend to continue to add employees in both the Nashville and Knoxville markets to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.

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

Included in the salary and employee benefits amounts for the three months ended September 30, 2007 and 2006, were $503,000 and $1,105,000, respectively, and for the nine months ended September 30, 2007 and 2006, were $1,674,000 and $2,859,000, respectively, related to variable cash awards.  This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award.  Based on our current earnings forecast for 2007, we have anticipated a cash award to qualifying associates equal to 30%-40% of their targeted award and consequently we have recorded incentive expense of 30%-40% of the targeted award for the first nine months of 2007.  We will continue to review our anticipated 2007 cash incentive expense throughout 2007 which may require us to increase or decrease the anticipated award above or below the 30%-40% amount at September 30, 2007 based on the new estimate.  For the nine months ended September 30, 2006, the anticipated award to be paid to associates equaled 100% of their targeted award.  The incentive plan for 2007 is structured similarly to prior year plans in that the award is based on the achievement of soundness and earnings objectives.  Additionally, our Human Resources and Compensation Committee of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.

Equipment and occupancy expenses in the third quarter of 2007 were greater than the third quarter of 2006 amount by 27.1% primarily due to increased operating costs and the opening of the Donelson branch in Nashville during the first quarter of 2007 and the Knoxville expansion during the second quarter of 2007.  Equipment and occupancy expenses in the first half of 2007 were greater than the same period in 2006 amount by 35.4% primarily due to the additional branches and equipment acquired with the Cavalry merger.  These branch additions and our planned expansion into the Knoxville market will contribute toward an increase in our equipment and occupancy expenses throughout 2007 and future periods.

Marketing and other business development and postage and supplies expenses are higher in 2007 compared to 2006 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and increases in other business development expenses.  The addition of customers from the Cavalry merger had a direct impact on these increased charges.

Included in noninterest expense for the third quarter of 2007 and 2006 is $516,000 and $535,000, respectively, and for the first nine months of 2007 and 2006 is $1,547,000 and $1,248,000, respectively, of amortization of the core deposit intangible.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with the core deposit intangible will approximate $1.8 million to $2.1 million per year for the next four years with lesser amounts for the remaining two years. Additionally, for the nine months ended September 30, 2006, we incurred $1,583,000 of merger related expenses directly associated with the Cavalry merger.  The merger related charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.  We do not anticipate any additional merger related expenses associated with the Cavalry transaction in 2007.

Other noninterest expenses increased 10.5% in the third quarter of 2007 when compared to 2006 and 32.1% in the first nine months of 2007 over 2006.  Most of these increases are attributable to increased contributions, professional fees and expenses associated with our wholly-owned subsidiary PNFP Insurance, which was formed in late 2006.   Additionally, during 2007, the growth we have experienced in deposit balances and the FDIC increasing the assessment for deposit insurance coverage also contributed to the increase in other expenses during 2007 when compared to 2006.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 62.20% for the third quarter of 2007 compared to 60.48% in the third quarter 2006 and 61.37% for the first nine months of 2007 compared to 61.54% in 2006.  The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Financial Condition

Total assets grew to $2.368 billion at September 30, 2007 from $2.142 billion at December 31, 2006 based entirely on organic growth.

Loans.  The composition of loans at September 30, 2007 and at December 31, 2006 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$315,340	18.2%	$284,302	19.0%
Commercial real estate - Construction	176,131	10.2%	161,903	10.8%
Commercial - Other	780,341	45.1%	608,530	40.6%
Total commercial	1,271,812	73.5%	1,054,735	70.4%
Consumer real estate - Mortgage	297,360	17.2%	299,627	20.0%
Consumer real estate - Construction	112,890	6.5%	91,194	6.1%
Consumer – Other	49,184	2.8%	52,179	3.5%
Total consumer	459,434	26.5%	443,000	29.6%
Total loans	$1,731,246	100.0%	$1,497,735	100.0%

During the nine months ended September 30, 2007, our loan balances increased by $233.5 million, or 20.8% on an annualized basis.  As noted above, we have increased the percentage of commercial loans to total loans during the nine months ended September 30, 2007.  Most of this increase was in our commercial-other portfolio (i.e., commercial and industrial loans).  Although the percentage of commercial real estate loans in relation to total loans has decreased slightly, we have increased the balances of our commercial real estate loans with much of this increase attributable to owner-occupied mortgage loans, build-to-suit commercial loans and owner-occupied construction loans.  The increase in owner-occupied lending has been offset by decreases in loans to real estate developers, primarily due to the broader economy and developers avoiding increases in inventories.  Additionally, during the nine months ended September 30, 2007, the percentage of consumer mortgage loan portfolio to total loans decreased by 2.8%.  Although the consumer real estate market in the Nashville MSA has generally remained exceptionally strong, we believe this decrease is due to the impact of higher consumer mortgage rates and a general reduction in consumer real estate activity in 2007 when compared to last year.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at September 30, 2007 and December 31, 2006 (dollars in thousands):

	At September 30, 2007
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2006
Trucking industry	$70,816	$25,802	$96,618	$89,862
Lessors of nonresidential buildings	141,366	16,672	158,038	133,504
Lessors of residential buildings	62,031	9,373	71,404	65,791
Land subdividers	117,267	55,707	172,974	164,535
New housing operative builders	140,334	84,951	225,285	192,373

The following table classifies our fixed and variable rate loans at September 30, 2007 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2007
	Fixed	Variable		At September 30,	At December 31,
	Rates	Rates	Totals	2007	2006
Based on contractual maturity:
Due within one year	$97,583	$632,688	$730,271	42.2%	40.9%
Due in one year to five years	494,933	208,466	703,399	40.6%	39.9%
Due after five years	81,913	215,662	297,575	17.2%	19.2%
Totals	$674,429	$1,056,816	$1,731,245	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	$771,707	$771,707	44.6%	46.1%
Due within one year	97,583	214,701	312,284	18.0%	13.6%
Due in one year to five years	494,933	57,644	552,577	31.9%	34.2%
Due after five years	81,913	12,764	94,677	5.5%	6.1%
Totals	$674,429	$1,056,816	$1,731,245	100.0%	100.0%
_____________
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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  At September 30, 2007, we had $2,364,000 in loans on nonaccrual compared to $7,070,000 at December 31, 2006.  The decrease in nonperforming loans between September 30, 2007 and December 31, 2006 was primarily related to borrower payments received during the nine months ended September 30, 2007.

At September 30, 2007, we owned $878,000 in real estate which we had acquired, usually through foreclosure, from borrowers compared to $995,000 at December 31, 2006.  Substantially all of these amounts relate to homes that are in various stages of construction for which we believe we have adequate collateral.

There was $633,000 of other loans 90 past due and still accruing interest at September 30, 2007 compared to $737,000 at December 31, 2006.  At September 30, 2007 and at December 31, 2006, no loans were deemed to be restructured loans.  The following table is a summary of our nonperforming assets at September 30, 2007 and December 31, 2006 (dollars in thousands):

	At September 30,	At Dec. 31,
	2007	2006
Nonaccrual loans (1)	$2,364	$7,070
Restructured loans	-	-
Other real estate owned	878	995
Total nonperforming assets	3,242	8,065
Accruing loans past due 90 days or more	633	737
Total nonperforming assets and accruing loans past due 90 days or more	$3,875	$8,802
Total loans outstanding	$1,731,245	$1,497,735
Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.22%	0.59%
Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	21.55%	54.61%
___________________
(1)	Interest income that would have been recorded during the nine months ended September 30, 2007 related to nonaccrual loans was $108,000.

Potential problem assets, which are not included in nonperforming assets, amounted to approximately $10.4 million or 0.40% of total loans outstanding at September 30, 2007, compared to $6.0 million, or 0.24% of total loans outstanding at December 31, 2006.  Potential problem assets represent those assets with a potential weakness or a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (OCC), Pinnacle National’s primary regulator for loans classified as substandard.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio.  As of September 30, 2007 and December 31, 2006, our allowance for loan losses was $17,978,000 and $16,118,000, respectively, which our management deemed to be adequate at each of the respective dates.  The increase in our allowance was primarily the result of increases in loan balances and net charge-offs for the nine months ended September 30, 2007.  The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

Approximately 73.5% of our loan portfolio at September 30, 2007 consisted of commercial loans compared to 70.4% at December 31, 2006.  The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of September 30, 2007 and December 31, 2006 and the percentage of loans in each category to the total loans (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$4,919	18.2%	$4,550	19.0%
Commercial real estate - Construction	2,748	10.2%	2,591	10.8%
Commercial - Other	8,089	45.1%	6,517	40.6%
Total commercial	15,756	73.5%	13,658	70.4%
Consumer real estate - Mortgage	761	17.2%	913	20.0%
Consumer real estate - Construction	289	6.5%	278	6.1%
Consumer - Other	820	2.8%	870	3.5%
Total consumer	1,870	26.5%	2,061	29.6%
Unallocated	352	NA	399	NA
Total allowance for loan losses	$17,978	100.0%	$16,118	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2007 and for the year ended December 31, 2006 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	September 30, 2007	December 31, 2006
Balance at beginning of period	$16,118	$7,858
Provision for loan losses	2,460	3,732
Allowance acquired in Cavalry acquisition	-	5,102
Charged-off loans:
Commercial real estate – Mortgage	(22)	-
Commercial real estate - Construction	(135)	-
Commercial – Other	(118)	(436)
Consumer real estate – Mortgage	(334)	(46)
Consumer real estate - Construction	-	-
Consumer – Other	(201)	(336)
Total charged-off loans	(810)	(818)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	-	-
Commercial real estate - Construction	1	-
Commercial - Other	41	166
Consumer real estate - Mortgage	125	-
Consumer real estate - Construction	-	-
Consumer - Other	43	78
Total recoveries of previously charged-off loans	210	244
Net (charge-offs) recoveries	(600)	(574)
Balance at end of period	$17,978	$16,118

Ratio of allowance for loan losses to total loans outstanding at end of period	1.04%	1.08%
Ratio of net charge-offs (*) to average loans outstanding for the period	0.05%	0.05%
______________________
(*) Net charge-offs for the nine months ended September 30, 2007 have been annualized.

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  Although the allowance increased by $1.86 million between September 30, 2007 and December 31, 2006, the ratio of our allowance for loan losses to total loans outstanding decreased to 1.04% at September 30, 2007 compared to 1.08% at December 31, 2006.  The reduction in the ratio between the two dates is primarily attributable to improvements in certain of our credit quality measurements, including our level of nonperforming loans, past due loans, and other matters.  In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $352 million and $346 million at September 30, 2007 and December 31, 2006, respectively.   Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a liquidity source.  A statistical comparison of our entire investment portfolio at September 30, 2007 and at December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
Weighted average life	4.56 years	4.93 years
Weighted average coupon	4.651%	4.85%
Tax equivalent yield	5.07%	5.01%

Deposits and Other Borrowings. We had approximately $1.827 billion of deposits at September 30, 2007 compared to $1.622 billion at December 31, 2006.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $145.0 million at September 30, 2007 and $141.0 million at December 31, 2006.   Additionally, at September 30, 2007, we had borrowed $35.7 million in advances from the Federal Home Loan Bank of Cincinnati compared to $53.7 million at December 31, 2006.

Generally, banks classify their funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core.  During the first nine months of 2007, our core funding has decreased from 63.3% of total funding at December 31, 2006 to 61.4% at September 30, 2007.  This decease is caused by the rapid growth in loans such that we were not able to fund with core funding, but with non-core funding primarily brokered deposits and other time deposits.  We believe we will continue to have rapid growth in our loan balances such that core funding may continue to decrease slightly over the next several quarters.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,		December 31,
	2007	Percent	2006	Percent
Core funding:
Noninterest-bearing deposit accounts	$316,542	15.2%	$300,978	16.1%
Interest-bearing demand accounts	254,959	12.3%	236,674	12.7%
Savings and money market accounts	538,976	25.9%	485,936	26.0%
Time deposit accounts less than $100,000	166,983	8.0%	158,687	8.5%
Total core funding	1,277,460	61.4%	1,182,275	63.3%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	82,057	3.9%	98,286	5.3%
Brokered deposits	147,249	7.1%	61,718	3.3%
Other time deposits	320,118	15.2%	280,132	15.0%
Securities sold under agreements to repurchase	145,332	7.0%	141,016	7.5%
Federal Home Loan Bank advances and Federal funds purchased	55,671	2.7%	53,726	2.9%
Subordinated debt	51,548	2.7%	51,548	2.8%
Total non-core funding	801,975	38.6%	686,426	36.7%
Totals	$2,079,435	100.0%	$1,868,701	100.0%

The amount of time deposits as of September 30, 2007 amounted to $716.4 million.  The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$32,231	4.75%
Over three but less than six months	45,729	4.82%
Over six but less than twelve months	53,224	4.81%
Over twelve months	35,799	4.77%
	166,983	4.79%
Denomination $100,000 and greater
Three months or less	166,853	5.18%
Over three but less than six months	105,075	5.04%
Over six but less than twelve months	132,530	5.07%
Over twelve months	144,966	5.12%
	549,424	5.11%
Totals	$716,407	5.03%

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

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.49% at September 30, 2007) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR.  The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (6.88% at September 30, 2007) which is set each quarter and mature on September 30, 2036.

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

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II and September 30, 2011 for Trust III.  The Trust Preferred Securities may also be redeemed at any time and upon payment in certain cases of a redemption premium, in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to Federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations.

Capital Resources.  At September 30, 2007 and December 31, 2006, our stockholders’ equity amounted to $274.6 million and $256.0 million, respectively, or an increase of $18.6 million.  This increase was primarily attributable to $16.4 million in comprehensive income for the nine months ended September 30, 2007, which was composed of $16.8 million in net income together with $0.4 million of net unrealized holding losses associated with our available-for-sale portfolio.

Dividends.  Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under Federal banking laws and the regulations of the Office of the Comptroller of the Currency.  We, in turn, are also subject to limits on payment of dividends to our shareholders by the laws of the State of Tennessee.  We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future.  Future dividend policy will depend on Pinnacle National's earnings, capital position, financial condition and other factors.

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

Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling.  Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.  To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months.  The results of our current simulation model would indicate that we are in compliance with our current guidelines at September 30, 2007.

Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes.  Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.  To help limit interest rate risk, we have a guideline stating that for an instantaneous 300 basis point change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent from the base case; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 10 percent.   The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at September 30, 2007.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  At September 30, 2007 and December 31, 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At September 30, 2007, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $25.7 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates

2008	$10,000	4.97%
2009	15,000	5.01%
Thereafter	685	2.25%
Total	$25,685
Weighted average interest rate		4.92%

Our borrowings also consist primarily of overnight FHLB advances.  At September 30, 2007, Pinnacle National had borrowed from the FHLB $10 million on an overnight basis.   Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  At September 30, 2007, Pinnacle National had borrowed from a correspondent bank $19.986 million under such arrangements.

At September 30, 2007, brokered certificates of deposit approximated $147.2 million which represented 7.1% of total fundings compared to $61.7 million and 3.3% at December 31, 2006.  We issue these brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds are for varying maturities from nine months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities.  We consider these deposits to be a ready source of liquidity under current market conditions.

At September 30, 2007, we had no significant commitments for capital expenditures.  However, we are in the process of developing our branch network and other office facilities in the Nashville MSA and the Knoxville MSA.  As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including our recently entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At September 30, 2007, we had outstanding standby letters of credit of $63.6 million and unfunded loan commitments outstanding of $592.4 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” – SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 36 through 42 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and as set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We May Not Be Able To Successfully Integrate Mid-America or To Realize the Anticipated Benefits of the Merger

The merger of Mid-America with and into Pinnacle Financial involves the combination of two bank holding companies that previously have operated independently and in the case of Mid-America, two separate bank subsidiaries that operate separate from one another. A successful combination of the operations of the three bank subsidiaries will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our operations with the operations of Mid-America without encountering difficulties, such as:

•   the loss of key employees and customers;

•   the disruption of operations and business;

•   inability to maintain and increase competitive presence;

•   loan and deposit attrition, customer loss and revenue loss;

•   possible inconsistencies in standards, control procedures and policies;

•   unexpected problems with costs, operations, personnel, technology and credit; and/or

•   problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of us and Mid-America and our respective bank subsidiaries.

Further, we entered into the merger agreement with the expectation that the merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether we integrate Mid-America and its bank subsidiaries in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The Combined Company Will Incur Significant Transaction and Merger-Related Costs in Connection With the Merger

We and Mid-America expect to incur significant costs associated with combining the operations of the two companies. We and Mid-America have just recently begun collecting information in order to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of our business with the business of Mid-America. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the merger is consummated, we and Mid-America will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the merger. Completion of the merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including approval by federal banking regulators. We and Mid-America intend to pursue all required approvals in accordance with the merger agreement.

Failure To Complete the Merger Could Cause Our Stock Price To Decline

If the merger is not completed for any reason, our stock price may decline because costs related to the merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended September 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	None

(c)	None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

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

.
PINNACLE FINANCIAL PARTNERS, INC.

/s/ M. Terry Turner
M. Terry Turner
November 2, 2007	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
November 2, 2007	Chief Financial Officer