Form 10-K
period 2007-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2008-03-07
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 000-31225
PINNACLE FINANCIAL PARTNERS, INC.

(Exact name of registrant as specified in charter)

Tennessee	62-1812853

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 744-3700
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $1.00	Nasdaq Global Select Market
Securities registered to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $410,959,000 as of June 30, 2007.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,418,287 shares of common stock as of February 28, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 15, 2008, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below in “Item 1A. Risk Factors” and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville and Knoxville, Tennessee areas, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank, to satisfy regulatory requirements for its expansion plans, and (vi) changes in state or federal legislation or regulations applicable to financial service providers, including banks. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial. Forward-looking statements made by us in this report are also subject to those risks identified within “Item 1A. Risk Factors.”
PART I
Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its bank subsidiaries, including its principal bank subsidiary at December 31, 2007 Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries. References herein to the fiscal years 2003, 2004, 2005, 2006 and 2007 mean our fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.
ITEM 1. BUSINESS
OVERVIEW
Pinnacle Financial Partners is Tennessee’s second-largest bank holding company, with $3.8 billion in assets as of Dec. 31, 2007. Incorporated on Feb. 28, 2000, the holding company is parent of Pinnacle National Bank and owns 100% of the capital stock of Pinnacle National Bank. The firm started operations on Oct. 27, 2000, with one office in Nashville, Tenn., and has since grown to 33 offices, including 31 in eight rapidly-growing Middle Tennessee counties. The firm also has two offices in Knoxville, Tenn., the state’s third-largest banking market, and plans to expand to a total of five offices in Knoxville by the end of 2010.
The firm operates as a community bank primarily in urban markets. As an urban community bank, Pinnacle provides the personalized service most often associated with small community banks, while offering the sophisticated products and services, such as investments and treasury management, most typically offered by large regional and national banks. This approach positions Pinnacle Financial to move clients from the three vulnerable regional and national banks that, despite significant market share losses over the last seven years, still possess almost 50% market share in the Nashville MSA.
Withstanding Market Turbulence
Despite the turbulence in financial markets and the financial services industry, Pinnacle has maintained excellent credit quality as compared to other competing financial institutions and has not had significant credit losses since its inception. Pinnacle attributes this to sound credit policy, as well as its approach of hiring the best financial services professionals in the market. Hiring only experienced lenders with large client followings has enabled Pinnacle to further its growth without sacrificing soundness.
Pinnacle also believes that its markets are in good position to weather a national economic downturn. While the local Nashville and Knoxville economies are not as robust as in previous periods, we believe they are still strong in comparison to other United States markets of similar size. Further, national research firm POLICON ranked the Nashville MSA No. 4 nationally in 2007 for economic strength based on long-term tendency to grow in size and quality.

Growth through Acquisition and Successful Integration
In 2007 Pinnacle acquired Mid-America Bancshares Inc. (“Mid-America”), a $1.12 billion, two-bank holding company with a significant presence in rapidly growing counties that serve to compliment Pinnacle’s existing footprint. Mid-America, formed in 2006 as the parent of PrimeTrust Bank and Bank of the South, operated 14 offices in very attractive trade areas within the Nashville MSA. When Pinnacle acquired PrimeTrust and Bank of the South, each had a growth rate in the top 10 in the country for banks chartered in 2001, the year both banks were formed. The acquisition closed on Nov. 30, 2007, and Pinnacle successfully integrated operations of PrimeTrust and Bank of the South into Pinnacle’s bank subsidiary on February 29, 2008. We measured success on several criteria and we believe we successfully integrated PrimeTrust and Bank of the South as a result of:
1.	Achievement of all major integration milestones on time,

2.	Achievement of the financial synergies that were proposed at the time the Mid-America transaction was announced,

3.	No degradation in service quality as measured by internal client surveys, and

4.	Continued loan growth for the combined firm at rates exceeding those of the previous period.
This experience with the Mid-America merger mirrors the successful integration in 2006 of Cavalry Banking (“Cavalry”). Cavalry was a one-bank holding company headquartered in Rutherford County, one of the fastest growing counties in Tennessee. In that acquisition, we met synergy targets and achieved all major milestones while significantly increasing market share. Furthermore, we do not believe we have lost and do not anticipate losing any significant revenue producers or clients as a result of the Mid-America integration.
Opportunity. We believe there are major trends in the Nashville MSA that strengthen our strategic market position as a locally managed community bank:
•	Clients generally perceive that service levels at banks are declining. We believe this is largely attributable to merger-related integration issues resulting from consolidation in the bank and brokerage industries. Additionally, small business owners want a reliable point of contact that is knowledgeable about their business and the financial products and services that are important to the success of their business. Nashville is dominated by three large regional bank holding companies that are headquartered elsewhere, each of whom is experiencing declining market share trends over the last seven years; and

•	There is significant growth in the demand for convenient access to financial services, particularly through ATMs, telephone banking, remote deposit capture and Internet banking. We have developed best-in-class products and services in these areas, including free ATM usage and a comprehensive Internet banking suite of products.
Our primary market segments, which are small businesses with annual sales from $1 million to $50 million, real estate professionals and consumers that are not price-based shoppers, are more likely to be disaffected by the banking industry’s perceived decline in customer service and lack of financial product sophistication. To overcome these client perceptions and attract business from these market segments, our approach is to hire only seasoned professionals, from both the banking and brokerage industries, and strategically design our banking, investment and insurance products to meet the expected needs of our targeted market segments. As an example, we consider our consumer brokerage and corporate treasury management products to be at least at parity with the large regional banks that dominate our target segment in the Nashville market. Our advantage is that we have both the sophisticated product offering and the exceptional service level provided by local financial advisors working hand-in-hand with the client on an ongoing basis. Accordingly, our marketing philosophy is centered on delivering exceptional service and effective financial advice through highly trained personnel who understand and care about the broad financial needs and objectives of our clients.
Business Strategies. To carry out our marketing philosophy, our specific business strategies have been and will continue to be:
•	Hire and retain highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business with small businesses, real estate professionals and affluent households within the Nashville and Knoxville MSAs. On average, our senior client contact associates have in excess of 20 years experience in their local market. We have also achieved an annual associate retention rate of approximately 90 percent. We believe we will continue to experience success in attracting more market-best associates to our firm as well as retaining our highly experienced and successful group of associates.

•	Provide individualized attention with consistent, local decision-making authority.

•	Offer a full line of financial services to include traditional depository and credit products, as well as sophisticated investment, trust and insurance products and services. As of December 31, 2007, Pinnacle National’s brokerage division, Pinnacle Asset Management, had accumulated approximately $878 million in brokerage assets. In 2007, Pinnacle Asset Management was the top producer among Raymond James Financial Services branches nationwide. Additionally, our trust department had accumulated approximately $464 million in trust assets under management at December 31, 2007. We will use our trust area, Pinnacle Asset Management and Miller and Loughry Insurance Services to provide a broad array of sophisticated and convenient investment and insurance products and services.
•	Capitalize on customer dissatisfaction that we believe exists and has been caused by what we believe to be our competitors’ less than satisfactory response to the financial needs of today’s sophisticated consumers and small- to medium-sized businesses. Since we began our company, we have historically surveyed our customers on numerous matters related to their relationship with us. Consistently, 100 percent of these surveys indicate that Pinnacle is recognizably better than our competitors.

•	Offer extraordinary convenience by building a distribution system with online banking, telephone banking, remote deposit services and access to ATMs across the globe to provide options for clients to access financial services 24/7. In addition to the office expansion through acquisition, we opened two new offices in 2007, one in the Nashville MSA and the other in Knoxville.
We believe our business strategies allow us to effectively distinguish ourselves from other financial institutions operating within the Nashville and Knoxville MSAs and successfully attract and retain business relationships with small businesses and affluent households.
Market Area. Our markets of Nashville and Knoxville are two of the top three banking market areas in Tennessee.
     Nashville MSA
The Nashville MSA, Pinnacle’s primary market area, includes Davidson County and twelve surrounding counties. This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of 1.3 million people. For Pinnacle National, we concentrate our market efforts on Davidson, Rutherford, Williamson, Sumner, Wilson, Cheatham, Dickson and Bedford counties which represent 89.9% of the Nashville MSA’s population base and 95.3% of the deposit base (based on June 30, 2007 FDIC information). The area’s growth is not limited to population. Median income in the Nashville MSA is expected to have increased by 22% between 2000 and 2008.
Nashville is the capitol of Tennessee and an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors. In 2007, Expansion Management once again ranked Nashville as one of “America’s 50 Hottest Cities” for relocation and expansion, and Marketwatch.com ranked Nashville No. 6 nationally in its Top 10 Cities for Business ranking because of Nashville’s robust industry sectors. In its Best Cities for Relocating Families ranking, Primacy ranked Nashville No. 2 nationally among large market cities based on factors such as home prices, appreciation rates and property taxes. Over the last few years, Nashville has been chosen by such companies as Louisiana Pacific, Nissan North America, CareMark and Dell to relocate their U.S. headquarters or to significantly expand their operations.
Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises such as Vanderbilt University and Medical Center, HCA Inc., Saturn Corporation and Nissan Motor Manufacturing Corporation USA. There are currently more than 300 healthcare companies in the Nashville area. Additionally, according to the Nashville Area Chamber of Commerce, the regional economy has outperformed the state and national economies during the most recent time periods and continues to benefit from low unemployment, consistent job growth, substantial outside investment and expansion and a well trained and growing labor force. We anticipate that these factors will continue to cause more businesses to relocate to, or start operations in, the Nashville MSA and, in turn, will increase the demand for depository and lending services within our market at a pace faster than national averages. In comparing Nashville MSA deposits as of June 30, 2007 to those at June 30, 2006, the Nashville MSA deposits were $2.1 billion higher in 2007 than in 2006, which reflects a 7.4% growth rate.
     Knoxville MSA
The Knoxville MSA, where Pinnacle established its de novo presence in 2007, includes five counties with a total population of 667,000 in 2006. According to a Labor Market Assessment of the Greater Knoxville Region conducted for the Knoxville Area Chamber Partnership in 2006, the area’s population is growing faster than the state or national growth rates. The study indicates the population is projected to increase by 5.8%, compared to 4.3% for Tennessee and 4.8%

nationally, between 2006 and 2011. Primacy ranked Knoxville No. 1 nationally among middle market cities based on factors such as home prices, appreciation rates and property taxes.
The business climate in the Knoxville MSA has earned the area a reputation for being a good choice for relocation. For instance, Expansion Management magazine ranks Knoxville among its 50 Hottest Cities, Forbes ranked Knoxville the No. 5 in its ranking of Best Places for Business and Careers, and Site Selection magazine ranked Knoxville No. 5 nationally for Best Overall Business Climate.
Among the leading companies that have recently relocated significant operations to the Knoxville area are Brinks Home Security, SYSCO Corporation, Reily Foods and Exedy America. The area was already home to corporate headquarters such as Panasonic Electronic Devices, Regal Corp., Scripps Networks, Sea Ray Boats, Goody’s Family Clothing, Pilot Oil, Ruby Tuesday and the Tennessee Valley Authority.
The region is also home to the University of Tennessee and Oak Ridge National Laboratory and Y-12 National Security Complex. These intellectual assets help spur growth in the Knoxville MSA.
Competitive Conditions. The Nashville MSA banking market is very competitive, with 59 financial institutions with over $30.6 billion in deposits in the market as of June 30, 2007 up from approximately $28.5 billion at June 30, 2006 according to FDIC data. As of June 30, 2007, approximately 65.0% of this deposit base was controlled by large, multi-state banks headquartered outside of Nashville, which included the following six banks, Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), First Horizon (headquartered in Memphis, Tennessee), US Bancorp (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia), and Fifth Third (headquartered in Cincinnati, Ohio). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank, First American National Bank, and AmSouth Bank), Bank of America and SunTrust (including the acquired National Bank of Commerce) declined from 67.3% to 48.9% during the ten years ended June 30, 2007. Pinnacle, on the other hand, after only seven years of operations, now holds the No. 4 market share position in the Nashville MSA immediately behind the three vulnerable out-of-state banks.
The Knoxville MSA banking market is also very competitive, with 35 financial institutions with over $10.4 billion in deposits in the market as of June 30, 2007. According to FDIC data, bank and thrift deposits in the Knoxville MSA grew from approximately $10.1 billion at June 30, 1996 to more than $10.4 billion at June 30, 2007. As of June 30, 2007, approximately 68.0% of this deposit base was controlled by large, multi-state banks headquartered outside of Knoxville, which included the following four banks, Regions Financial (headquartered in Birmingham, Alabama), First Horizon (headquartered in Memphis, Tennessee), Branch Banking and Trust (headquartered in Winston-Salem, North Carolina), and SunTrust (headquartered in Atlanta, Georgia). According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of Regions Financial (including the acquired Union Planters National Bank, First American National Bank, and AmSouth Bank), First Horizon and SunTrust (including the acquired National Bank of Commerce) declined from 66.3% to 56.7% during the ten years ended June 30, 2007.
Consequently, while large, multi-state institutions are well established in both of our market areas, the general trends indicate that a majority of the community banks in our market areas have been able to increase their deposit market share in recent years at the expense of the larger, multi-state banks. Furthermore, continued consolidation of our industry, particularly with respect to the larger regional banks that have presence in our market, should create additional opportunities for us as we capitalize on customer dissatisfaction that usually occurs following a merger of these larger multi-state banks.
The Nashville MSA has also experienced several new denovo banks over the last few years. These new banks will increase the competitiveness of our local market as they work to build market share within Nashville and the surrounding counties. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition. We expect that these new banks will approach our customers about moving their banking relationships as well as approach our associates about joining their organizations. However, we do not anticipate losing any customers or associates to these organizations as we will continue to focus on providing high quality customer service and maintaining a high level of engagement with our associate base.
We also believe that Pinnacle National’s status as a community bank will not be enough to compete in today’s financial industry. In the wake of modern technology and the prosperity of the United States’ financial markets, banking clients have generally become more sophisticated in their approach to selecting financial services providers. We believe that the most important criteria to our bank’s targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, we believe that many of our bank’s targeted clients would prefer to deal with a locally-owned institution headquartered in Tennessee, like Pinnacle National, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.
Employees
As of Feb. 15, 2008, we employed 732 associates, including 671 full-time associates. These associates are Pinnacle’s most important asset and are the reason the firm continues to outpace growth rates of similar institutions. We consider our relationship with all associates to be excellent. This is supported by the fact that for the fifth consecutive year, Pinnacle was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees. The selection is based on a survey of associates.
We are also one of a relatively small number of financial firms in the country that provide stock options and other forms of equity compensation for all associates via a broad-based equity incentive plan. We believe this broad-based equity incentive plan directly aligns our employee base with our shareholders, and that our associates have become even more engaged in the creation of shareholder value over the intermediate- and long-terms. Information concerning these plans is included in the “Notes to the Consolidated Financial Statements.”
Additionally, all of our non-commission based employees participate in an annual cash incentive plan whereby they receive a certain percentage of their annual base salary should the firm meet certain soundness and earnings targets for the year. Information concerning this plan is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Lending Services
We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities. We compete for these loans with competitors who are also well established in the Nashville and Knoxville MSAs.
Pinnacle National’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, officers with a higher lending limit, Pinnacle National’s board of directors or the executive committee of the board determine whether to approve the loan request.
Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2007, we were able to loan any one borrower a maximum amount equal to approximately $30.3 million plus an additional $20.2 million, or a total of approximately $50.5 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as our bank subsidiary’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, Pinnacle National currently imposes upon itself an internal lending limit of $22 million, which is less than the prescribed legal lending limit.
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
Pinnacle National’s commercial clients borrow for a variety of purposes. The terms of these loans will vary by purpose and by type of any underlying collateral and include equipment loans and working capital loans. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle National also makes a variety of commercial real estate loans, residential real estate loans and construction and development loans.
Pinnacle National also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit. We do not have any concentrations of subprime loans.

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
Asset and Liability Management
Our Asset Liability Management Committee (“ALCO”), composed of senior managers of Pinnacle National, manages Pinnacle National’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle National’s board of directors has adopted. ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities.
Deposit Services
Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents and businesses located in the Nashville and Knoxville MSAs. Pinnacle National generally obtains these deposits through personal solicitation by its officers and directors. We also utilize non-core deposits as a significant funding source for our growth. These non-core deposit sources primarily include brokered certificates of deposits and public funds.
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

Other Banking Services
Given client demand for increased convenience in accessing banking and investment services, Pinnacle National also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle National is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle National, in contrast to its regional competitors, reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network which enables us to demonstrate greater convenience as compared to these competitors.
Pinnacle National also offers its targeted commercial clients remote deposit services, which allow electronic deposits to be made from the client’s place of business, giving clients even greater convenience.
Available Information
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information we have filed electronically. Our website address is www.pnfp.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for our bank subsidiary, Pinnacle National, and to commit resources to support Pinnacle National. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Pinnacle National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Pinnacle National
Following our merger with Mid-America, on February 29, 2008, we, through Pinnacle National, sold the charter of PrimeTrust Bank to an unaffiliated third party but simultaneously purchased all of the assets and assumed all of the liabilities of PrimeTrust Bank and merged Bank of the South into Pinnacle National so that we now own only one bank — Pinnacle National. Pinnacle National is a national bank chartered under the federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines Pinnacle National’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Pinnacle National’s deposits are insured by the FDIC to the maximum extent provided by law. Pinnacle National also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.
Branching. While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. Pinnacle National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger, branch acquisition, or branch establishment. The laws of Alabama, North Carolina and Virginia would allow Pinnacle to acquire or establish branches in those states, and banks in those states to similarly branch in Tennessee.
FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Because it was not organized until 2000, Pinnacle National was not eligible to receive this one-time assessment credit; however, approximately $297,000 in credits were available from the Cavalry acquisition, all of which were used to reduce our insurance assessment in 2007.
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
Information concerning our regulatory ratios at December 31, 2007 is included in the “Notes to the Consolidated Financial Statements.”
If our growth rate continues, as we presently anticipate, our assets will grow faster than our capital and our capital ratios will decline. In order to maintain capital at Pinnacle National at appropriate levels, we may be required to incur borrowings or issue additional trust preferred or equity securities, the proceeds of which would be contributed to Pinnacle National.
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
An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2007, we believe Pinnacle National and our other banking subsidiaries in existence at that date would be considered “well capitalized” by their primary regulators.
Payment of Dividends
We are a legal entity separate and distinct from Pinnacle National. Over time, the principal source of our cash flow, including cash flow to pay dividends to our holders of trust preferred securities and to our common stock shareholders, will be dividends that Pinnacle National pays to us as its sole shareholder. Statutory and regulatory limitations apply to Pinnacle National’s payment of dividends to us as well as to our payment of dividends to our shareholders
Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity issuances instead of utilizing additional debt for such purpose. In the fourth quarter of 2007, Pinnacle National paid dividends to Pinnacle Financial of $1.25 million.

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
Community Reinvestment
The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle National has received a “satisfactory” CRA rating from the OCC.
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

Other Consumer Laws and Regulations
Interest and other charges collected or contracted for by Pinnacle National are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. Pinnacle National’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against “money laundering” activities;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.
Pinnacle National’s deposit operations are subject to the:
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
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
We currently operate primarily in the Nashville, Tennessee MSA, and most all of our loan, deposit and other customers live or have operations in the Nashville MSA. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in the Nashville MSA, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.
We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
We may not be able to continue to expand into the Knoxville MSA in the time frame and at the levels that we currently expect and our projected expansion may continue to reduce our net income in 2008.
In order to continue our expansion into the Knoxville MSA we will be required to hire a significant number of new associates and build out a branch network. We can not assure you that we will be able to hire the number of experienced associates that we need to successfully execute our strategy in the Knoxville MSA, nor can we assure you that the associates we hire will be able to successfully execute our growth strategy in that market. Because we seek to hire experienced associates, the compensation cost associated with these individuals may be higher than that of other financial institutions of similar size in the market. If we are unable to grow our loan portfolio at planned rates, the increased compensation expense of these experienced associates may negatively impact our results of operations. Because there will be a period of time before we are able to fully deploy our resources in the Knoxville MSA, our start up costs, including the cost of our associates and our branch expansion, will negatively impact our results of operations. In addition, if we are not able to expand our branch footprint in the Knoxville MSA in the time period that we have targeted, our results of operations may be negatively impacted. Execution of our growth plans in the Knoxville MSA also depends on continued growth in the Knoxville economy, and unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their obligations to us and generally negatively affect our financial condition and results of operations.
Our continued growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.
To continue to grow, we will need to provide sufficient capital to Pinnacle National through earnings generation, additional equity or trust preferred offerings or borrowed funds or any combination of these sources of funds. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. Should our growth exceed our expectations, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Additionally, our current plan involves increasing our branch network, which will require capital expenditures. Our expansion efforts will likely also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.
We have a concentration of credit exposure to borrowers in certain industries and we also target small to medium-sized businesses.
At December 31, 2007, we had significant credit exposures to borrowers in the trucking industry; commercial and residential building lessors; new home builders and to land subdividers. If any of these industries experience an economic slowdown and, as a result, the borrowers in these industries are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.
Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized business. At December 31, 2007, our commercial and industrial loans accounted for 30% of our total loans. During periods of economic weakness, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this determination may occur quickly, which would adversely impact our results of operations and financial condition.
With our recent acquisitions of Cavalry and Mid-America, we significantly increased our real estate construction and development loans, which have a greater credit risk than residential mortgage loans.
Following the acquisitions of Cavalry and Mid-America, construction and development lending is a more significant portion of Pinnacle Financial’s loan portfolio than it was prior to these acquisitions. The percentage of construction and land development loans in our bank subsidiaries’ portfolios increased to approximately 18.7% of total loans at December 31, 2007 from 16.9% at December 31, 2006 and 10.5% at December 31, 2005. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, Pinnacle National may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects. Also, in the event of a general economic downturn in the construction industry, Pinnacle Financial’s results of operations may be adversely impacted and its net book value may be reduced.
We may not be able to successfully integrate Mid-America’s operations with ours or realize the anticipated benefits of our merger with Mid-America.
The merger of Mid-America with and into Pinnacle Financial involves the combination of two bank holding companies that previously have operated independently and in the case of Mid-America, two separate bank subsidiaries that operate separate from one another. A successful combination of the operations of the three bank subsidiaries will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our operations with the operations of Mid-America without encountering difficulties, such as:
•	the loss of key employees and customers;

•	the disruption of operations and business;

•	inability to maintain and increase competitive presence;

•	loan and deposit attrition, customer loss and revenue loss;

•	possible inconsistencies in standards, control procedures and policies

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.
Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration with Mid-America and our respective bank subsidiaries.

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
We may incur significant costs integrating Mid-America.
We expect to incur significant costs associated with combining our operations with those of Mid-America. Additional unanticipated costs may be incurred in the integration of our business with the business of Mid-America. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. Because we are a relatively young organization, our allowance estimation may be less reflective of our historical loss experience than a more mature organization. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.
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
The absolute level of interest rates as well as changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.
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
National or state legislation or regulation may increase our expenses and reduce earnings.
Changes in tax law, federal legislation and regulation, such as bankruptcy laws, deposit insurance, and capital requirements, among others, can result in significant increases in our expenses and/or chargeoffs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Recently, the Tennessee Commissioner of Revenue has proposed changes in taxation of certain bank subsidiaries that would increase our state taxes materially, and the likelihood of such changes being adopted is currently uncertain.

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
A number of banking institutions in the Nashville market have higher lending limits, more banking offices, and a larger market share of loans or deposits. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage, although many of our customers have selected us because of service quality concerns at the larger enterprises. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.
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
Even though our common stock is currently traded on the Nasdaq Stock Market’s Global Select Market, it has less liquidity than many other stocks quoted on a national securities exchange.
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
The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.
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
Holders of Pinnacle Financial’s bank indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s common shareholders.
Pinnacle Financial has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2007, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial’s shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

The amount of common stock owned by, and other compensation arrangements with, our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.
As of March 1, 2008, directors and executive officers beneficially owned approximately 7.6% of our common stock. Employment agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock, option and warrant ownership of our board and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at December 31, 2007. Management’s report on internal control over financial reporting is included on page 53 of this Form 10-K and the report of our independent registered public accounting firm on internal control over financial reporting is included on page 55 of this Form 10-K. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at December 31, 2007, and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting which may cause the value of our common stock to decrease. For the fiscal year ended December 31, 2007, we did not have to include Mid-America’s operations in our analysis of our internal control over financial reporting. As a result, we cannot assure you that these operations have effective internal controls at December 31, 2007. We will include these operations in our analysis for 2008, so we expect to incur costs and expenses associated with evaluating the internal controls related to the former Mid-America operations and to implement our internal control practices for these operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company’s executive offices are located at 211 Commerce Street, Suite 300, Nashville, Tennessee. The Company operates 32 banking locations throughout our market areas, of which for 9 locations the Company leases the land, the building or both. The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettesville, Smyrna and Shelbyville. We also have three separate operational locations of which two are leased facilities. These facilities are located in Nashville and Murfreesboro.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	A special meeting of Pinnacle Financial’s shareholders was held on November 27, 2007 to vote on the merger agreement with Mid-America Bancshares, Inc. and to amend the 2004 Equity Incentive Plan. There were 15,553,036 shares outstanding as of October 9, 2007 (the record date for the meeting) of which 10,977,776 shares were represented at the meeting on November 27, 2007.

(c)	Matters voted upon and the results of the voting were as follows:
We held a Special Meeting of Shareholders on November 27, 2007 (the “Special Meeting”) to consider and vote on the following matters:
•	A proposal to approve the Agreement and Plan of Merger, dated as of August 15, 2007 by and between the Pinnacle Financial and Mid-America (“Proposal #1”); and

•	A proposal to approve the adjournment of the Special Meeting, if necessary, to permit the Pinnacle Financial to solicit additional proxies if there were not sufficient votes at the Special Meeting to constitute a quorum or to approve Proposal #1 (“Proposal #2”); and

•	A proposal to approve an amendment to Pinnacle’s 2004 Equity Incentive Plan to increase the number of shares of Pinnacle common stock reserved for issuance under the plan by 500,000 shares (“Proposal #3”).
The following table sets forth the number of votes cast for, against, and abstained with respect to each of the proposals, all of which were approved at the Special Meeting:

Proposal #1:	Number of votes cast “For”	10,937,736
	Number of votes cast “Against”	22,891
	Number of abstentions	17,149

Proposal #2:	Number of votes cast “For”	10,738,068
	Number of votes cast “Against”	202,398
	Number of abstentions	36,310

Proposal #3:	Number of votes cast “For”	8,805,508
	Number of votes cast “Against”	2,117,912
	Number of abstentions	54,356

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pinnacle Financial’s common stock is traded on the Nasdaq Global Select Market’s under the symbol “PNFP” and has traded on that market since July 3, 2006. Prior to that date, Pinnacle Financial’s common stock traded on the Nasdaq National Market for the periods presented. The following table shows the high and low sales price information for Pinnacle Financial’s common stock for each quarter in 2007 and 2006 as reported on the Nasdaq Global Select Market, or its predecessor the Nasdaq National Market.

	Price Per Share
	High	Low

2007:
First quarter	$33.85	$29.40
Second quarter	31.48	28.27
Third quarter	31.31	21.62
Fourth quarter	30.93	24.85
2006:
First quarter	$28.84	$24.75
Second quarter	30.92	27.09
Third quarter	37.41	28.93
Fourth quarter	36.17	31.23
As of March 1, 2008, Pinnacle Financial had approximately 3,800 shareholders of record.
Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National has achieved a level of profitability appropriate to fund such dividends and support asset growth. See ITEM 1. “Business — Supervision and Regulation — Payment of Dividends” and ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to Pinnacle Financial.
Pinnacle Financial did not repurchase any shares of its common stock during the quarter ended December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

	2007(1)	2006(2)	2005	2004	2003

	(in thousands, except per share data, ratios and percentages)

Statement of Financial Condition Data:
Total assets	$3,794,170	$2,142,187	$1,016,772	$727,139	$498,421
Loans, net of unearned income	2,749,641	1,497,735	648,024	472,362	297,004
Allowance for loan losses	(28,470)	(16,118)	(7,858)	(5,650)	(3,719)
Total securities	522,685	346,494	279,080	208,170	139,944
Goodwill and core deposit intangibles	260,900	125,673	—	—	—
Deposits and securities sold under agreements to repurchase	3,081,390	1,763,427	875,985	602,655	405,619
Advances from FHLB and other borrowings	141,666	53,726	41,500	53,500	44,500
Subordinated debt	82,476	51,548	30,929	10,310	10,310
Stockholders’ equity	466,610	256,017	63,436	57,880	34,336

Income Statement Data:
Interest income	$150,931	$109,696	$46,308	$27,679	$18,262
Interest expense	75,219	48,743	17,270	7,415	5,363
Net interest income	75,712	60,953	29,038	20,264	12,899
Provision for loan losses	4,720	3,732	2,152	2,948	1,157
Net interest income after provision for loan losses	70,992	57,221	26,886	17,316	11,742
Noninterest income	22,521	15,786	5,394	4,978	3,035
Noninterest expense	60,480	46,624	21,032	14,803	10,796
Income before income taxes	33,033	26,383	11,248	7,491	3,981
Income tax expense	9,992	8,456	3,193	2,172	1,426
Net income	$23,041	$17,927	$8,055	$5,319	$2,555

Per Share Data:
Earnings per share — basic	$1.43	$1.28	$0.96	$0.69	$0.35
Weighted average shares outstanding — basic	16,100,076	13,954,077	8,408,663	7,750,943	7,384,106
Earnings per share — diluted	$1.34	$1.18	$0.85	$0.61	$0.32
Weighted average shares outstanding — diluted	17,255,543	15,156,837	9,464,500	8,698,139	7,876,006
Book value per share	$20.96	$16.57	$7.53	$6.90	$4.65
Common shares outstanding at end of period	22,264,817	15,446,074	8,426,551	8,389,232	7,384,106

Performance Ratios and Other Data:
Return on average assets	0.96%	1.01%	0.93%	0.89%	0.66%
Return on average stockholders’ equity	8.34%	8.66%	13.23%	12.31%	7.70%
Net interest margin (3)	3.55%	3.90%	3.60%	3.62%	3.53%
Net interest spread (4)	2.88%	3.20%	3.16%	3.34%	3.23%
Noninterest income to average assets	0.94%	0.89%	0.62%	0.83%	0.78%
Noninterest expense to average assets	2.53%	2.61%	2.42%	2.48%	2.78%
Efficiency ratio (5)	61.57%	60.76%	61.08%	58.64%	67.78%
Average loan to average deposit ratio	94.88%	88.73%	81.3%	79.0%	85.5%
Average interest-earning assets to average interest-bearing liabilities	119.46%	122.10%	120.0%	120.0%	118.9%
Average equity to average total assets ratio	11.56%	11.64%	7.00%	7.23%	8.54%

Asset Quality Ratios:
Allowance for loan losses to nonperforming assets	133.3%	199.9%	1,708.3%	1,006.9%	981.3%
Allowance for loan losses to total loans	1.04%	1.08%	1.21%	1.20%	1.25%
Nonperforming assets to total assets	0.56%	0.37%	0.05%	0.08%	0.08%
Nonaccrual loans to total loans	0.72%	0.47%	0.07%	0.12%	0.13%
Net loan charge-offs (recoveries) to average loans	0.06%	0.05%	(0.01)%	0.27%	0.05%

Capital Ratios:
Leverage (6)	11.6%	9.5%	9.9%	9.7%	9.7%
Tier 1 risk-based capital	9.5%	10.9%	11.7%	11.7%	11.8%
Total risk-based capital	10.4%	11.8%	12.6%	12.7%	12.8%

(1)	Information for 2007 fiscal year includes the operations of Mid-America, which Pinnacle Financial merged with on November 30, 2007 and reflects approximately 6.7 million shares of Pinnacle Financial common stock issued in connection with the merger.

(2)	Information for 2006 fiscal year includes the operations of Cavalry, which Pinnacle Financial merged with on March 15, 2006 and reflects approximately 6.9 million shares of Pinnacle Financial common stock issued in connection with the merger.

(3)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(4)	Net interest spread is the result of the difference between the interest yield earned on interest earning assets less the interest paid on interest bearing liabilities.

(5)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(6)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at December 31, 2007 and 2006 and our results of operations for each of the three-years ended December 31, 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid organic growth together with our merger with Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company in Nashville, Tennessee, on November 30, 2007 and Cavalry Bancorp, Inc. (“Cavalry”), a one-bank holding company located in Murfreesboro, Tennessee, on March 15, 2006 has had a material impact on Pinnacle Financial’s financial condition and results of operations. This rapid growth resulted in net income for the year ended December 31, 2007 of $1.34 per diluted share as compared to $1.18 and $0.85 per diluted share for 2006 and 2005, respectively. At December 31, 2007, loans totaled $2.750 billion, as compared to $1.498 billion at December 31, 2006, while total deposits increased to $2.925 billion at December 31, 2007 from $1.622 billion at December 31, 2006.
Acquisition — Mid-America. On November 30, 2007, we consummated a merger with Mid-America. Pursuant to the merger agreement, Mid-America shareholders received a fixed exchange ratio of 0.4655 shares of our common stock and $1.50 in cash for each share of Mid-America common stock, or approximately 6.7 million Pinnacle Financial shares and $21.6 million in cash. We financed the cash portion of the merger consideration with the proceeds of a $30 million trust preferred securities offering by an affiliated trust. The accompanying consolidated financial statements include the activities of the former Mid-America since November 30, 2007.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), we recorded at fair value the following assets and liabilities of Mid-America as of November 30, 2007 (in thousands):

Cash and cash equivalents	$60,795
Investment securities — available-for-sale	147,766
Loans, net of an allowance for loan losses of $8,695	855,887
Goodwill	129,334
Core deposit intangible	8,085
Other assets	49,854

Total assets acquired	1,251,721

Deposits	957,076
Federal Home Loan Bank advances	61,383
Other liabilities	27,107

Total liabilities assumed	1,045,566

Total consideration paid for Mid-America	$206,155

As noted above, total consideration for Mid-America approximates $206.2 million of which $205.1 million was in the form of cash, Pinnacle Financial common shares and options to acquire Pinnacle Financial common shares and $1.1 million in investment banking fees, attorney’s fees and other costs related to the acquisition which have been accounted for as a component of the purchase price. We paid $21.6 million in cash and issued 6,676,580 shares of Pinnacle Financial common stock to the former Mid-America shareholders. In accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the consideration shares were valued at $26.26 per common share which represents the average closing price of our common stock from the two days prior to the merger announcement on August 15, 2007 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $196.9 million. Additionally, we also assumed several Mid-America equity compensation plans (the “Mid-America Plans”) pursuant to which we are obligated to issue 487,835 shares of Pinnacle Financial common stock upon exercise of stock options and stock appreciation rights awarded to certain former Mid-America employees who held outstanding options and stock appreciation rights as of November 30, 2007. All of these options and stock appreciation rights were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2017. The exercise prices for these stock options and the grant price for these stock appreciation rights range between $6.63 per share and $21.37 per share. In accordance with SFAS No. 141, we considered the fair value of these options and stock appreciation rights in determining the acquisition cost of Mid-America. The fair value of these vested options and stock appreciation rights approximated $8.2 million which has been included as a component of the aggregate purchase price.
In accordance with SFAS Nos. 141 and 142, we have preliminarily recognized $8.1 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the year ended December 31, 2007, approximately $81,000 was recognized in the accompanying statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $600,000 to $975,000 per year for the next ten years.
We also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value of those net assets in accordance with generally accepted accounting principles, including an $883,000 discount associated with the loan portfolio, a $2.7 million premium for Mid-America’s certificates of deposit and a $898,000 premium for Mid-America’s Federal Home Loan Bank advances. We also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into our statements of income using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the year ended December 31, 2007, the accretion and amortization of the fair value discounts and premiums related to the acquired loans, certificates of deposit and FHLB advances increased net interest income by approximately $528,000. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $3.9 million in subsequent years. We are in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of December 31, 2007.
During the year ended December 31, 2007, we incurred merger integration expense related to the merger with Mid-America of $622,000. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.
Knoxville expansion. During April of 2007, we announced a de novo expansion of our firm to the Knoxville MSA. At that time, we had hired several new associates from other financial institutions in that market and had negotiated a lease agreement for our main office facility with future plans to construct four additional offices over the next few years. In June of 2007, we opened our first full service branch facility in Knoxville. At December 31, 2007, our Knoxville facility had recorded $109.2 million in loan balances and $34.2 million in deposit balances. At December 31, 2007, we employed 22 associates in the Knoxville MSA. We incurred approximately $1.3 million in loan loss provision and approximately $2.0 million in noninterest expenses for compensation, occupancy and other expenses related to the Knoxville expansion. As a result, we estimate that the Knoxville expansion lost approximately $0.09 per fully diluted share during 2007.
Acquisition — Cavalry. On March 15, 2006, we consummated our merger with Cavalry. Pursuant to the merger agreement, we acquired all of Cavalry’s outstanding common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of our common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The financial information herein includes the activities of the former Cavalry (the “Rutherford County market”) since March 15, 2006.
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

Cash and cash equivalents	$37,420
Investment securities — available-for-sale	39,476
Loans, net of an allowance for loan losses of $5,102	545,598
Goodwill	114,288
Core deposit intangible	13,168
Other assets	42,937

Total assets acquired	792,887

Deposits	583,992
Federal Home Loan Bank advances	17,767
Other liabilities	18,851

Total liabilities assumed	620,610

Total consideration paid for Cavalry	$172,277

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
In accordance with SFAS Nos. 141 and 142, we recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the years ended December 31, 2007 and 2006, approximately $2.1 million and $1.8 million was recognized in the statement of income. Amortization expense associated with the core deposit intangible will approximate $1.6 million to $2.0 million per year for the next five years with a lesser amount for the remaining year.
We also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. We have also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities will be amortized into our statements of income in future periods using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the years ended December 31, 2007 and 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $2.5 million and $3.7 million, respectively. Based on the estimated useful lives of the acquired loans and deposits, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $1.5 million in subsequent years.
We also incurred approximately $1,636,000 in merger related expenses during the year ended December 31, 2006 directly related to the Cavalry merger. These charges were for our integration of Cavalry and accelerated depreciation and amortization related to software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition. We incurred no merger related expenses during the year ended December 31, 2007 related to the Cavalry merger.
Results of Operations. Our net interest income increased to $75.7 million for 2007 compared to $61.0 million for 2006 compared to $29.0 million for 2005. The net interest margin (the ratio of net interest income to average earning assets) for 2007 was 3.55% compared to 3.90% for 2006 and 3.60% for the same period in 2005.
Our provision for loan losses was $4.7 million for 2007 compared to $3.7 million in 2006 and $2.2 million in 2005. The provision for loan losses increased primarily due to increases in loan volumes and charge-offs in each year when compared to the previous year.

Noninterest income for 2007 compared to 2006 increased by $6.73 million, or 42.7%, which was primarily due to increases in service charges on deposits, investment sales commissions, insurance commissions, trust and other fees. Noninterest income for 2006 compared to 2005 increased by $10.4 million, or 193%. This increase is largely attributable to the fee businesses associated with the Cavalry acquisition, particularly with regard to service charges on deposit accounts, insurance sales commissions and trust fees.
Our continued growth in 2007 resulted in increased noninterest expense compared to 2006 due to the addition of Mid-America for one month in 2007, our expansion into the Knoxville MSA, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 404.0 at December 31, 2006 to 702.0 at December 31, 2007. As a result, we experienced increases in compensation and employee benefit expense. Our growth in 2006 resulted in increased noninterest expense compared to 2005 due to the addition of the Rutherford County market, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 156.5 at December 31, 2005 to 404.0 at December 31, 2006. Additionally, we adopted SFAS No. 123(R) in 2006 which addresses the accounting for employee equity based incentives which also increased our compensation and employee benefit expense in 2007 and 2006 when compared to no expense in 2005. In addition to incurring a full year of the Mid-America expense in 2008, we expect to add additional employees throughout 2008 which will also cause our compensation and employee benefit expense to increase in 2008. Additionally, our branch expansion efforts during the last few years and the addition of the eleven Mid-America branches will also increase noninterest expense. The increased operational expenses for the recently opened branches and the additional planned branch in Knoxville expected to open in third quarter of 2008 will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 61.6% in 2007 compared to 60.8% in 2006 and 61.1% in 2005. These calculations include the impact of approximately $622,000 in Mid-America merger related charges in 2007 and $1,636,000 in Cavalry merger related charges in 2006.
The effective income tax expense rate for 2007 was approximately 30.2% compared to an effective income tax expense rate for 2006 of approximately 32.1% and 28.4% for 2005. The decrease in the effective rate for 2007 compared to 2006 was due to increased investment in bank qualified municipal securities and increased tax savings from our captive insurance subsidiary, PNFP Insurance, Inc. The increase in the effective tax rate between 2006 and 2005 was due to the additional earnings being taxed at a higher rate as the various tax savings initiatives (e.g., municipal bond income) had a lesser impact in 2006 when compared to 2005. Additionally, the impact of our incentive stock options and their treatment pursuant to the adoption of SFAS No. 123(R) contributed to the increase in our effective rate in 2006, but also contributed to the decreased effective rate in 2007 as the tax treatment of incentive stock options will gradually lessen over time as these incentive stock options fully vest. We now award only nonqualified stock options and restricted shares to our associates.
Net income for 2007 was $23.0 million or 28.5% higher than net income for 2006 of $17.9 million. Net income for 2006 was $17.9 million compared to $8.1 million in 2005, an increase of 123%. Fully-diluted net income per common share was $1.34 for 2007 compared to $1.18 for 2006 and $0.85 for 2005.
Excluding the after-tax (rate of 39.23%) impact of merger related charges in both years, net income for 2007 was $23.4 million compared to $18.9 million for 2006, an increase of 23.8%. As a result, adjusted diluted net income per common share was $1.36 for 2007 compared to $1.25 for 2006, an increase of 8.8%. Excluding the after-tax (rate of 39.23%) impact of merger related charges, net income for 2006 was $18.9 million compared to $8.1 million for 2005, an increase of 135%. As a result, adjusted diluted net income per common share was $1.25 for 2006 compared to $0.85 for 2005, an increase of 47%. For a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure, see “Reconciliation of Non-GAAP financial measures” on page 32.
Financial Condition. Loans increased $1.252 billion during 2007 of which $863 million was attributable to the Mid-America acquisition. Thus, the net increase in our loan portfolio attributable to organic growth was $389 million, or 31.0%. Loans increased $850 million during 2006 of which $551 million was attributable to the Cavalry acquisition. Thus, the net increase in our loan portfolio attributable to organic growth was $299 million in 2006 or 46.1%.
We have successfully grown our total deposits to $2.925 billion at December 31, 2007 compared to $1.622 billion at December 31, 2006, an increase of $1.303 billion, of which $954 million was attributable to the Mid-America acquisition. As a result, we increased our deposits by $349 million, excluding the Mid-America acquisition. We grew our total deposits to $1.622 billion at December 31, 2006 compared to $810 million at December 31, 2005, an increase of $812 million, of which $584 million was attributable to the Cavalry acquisition. As a result, we increased our deposits by $228 million, excluding the Cavalry acquisition. This growth in deposits had a higher funding cost due to rising rates and increased deposit pricing competition in 2007 and 2006 when compared to 2005.
Capital and Liquidity. At December 31, 2007, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at December 31, 2007, our banks would be considered to be “well-capitalized” pursuant to banking regulations. As our banks grow they will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.
In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock). This additional capital was required to support our growth. As of December 31, 2007, we believe we have access to sufficient capital to support our current growth plans. However, expansion by acquisition of other banks or by branching into a new geographic market could result in issuance of additional capital, including additional common shares.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, the adoption of SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) and the accounting for the Mid-America and Cavalry mergers have been critical to the determination of our financial position and results of operations.
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
An impairment allowance is recognized if the present value of expected future cash flows from the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net deferred loan fees or costs and unamortized premium or discount, and does not reflect any direct write-down of the investment). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Income is recognized on impaired loans on a cash basis.
The level of allowance maintained is believed by management to be adequate to absorb probable losses in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.
In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
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
The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer and consumer real estate loans. The estimated loan loss allocation rate for each category is based on management’s experience. Additionally, consumer and consumer real estate loans are analyzed based on our actual loss rates, industry loss rates and loss rates of various peer bank groups. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous. We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.
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
We then test the resulting allowance balance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews and approves the assessment prior to the filing of quarterly and annual financial information.
Share Based Payments — On January 1, 2006, we adopted SFAS No. 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No.123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense.
We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements for 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Application of SFAS No. 123(R) required us to assess numerous factors including the historical volatility of our stock price, anticipated option forfeitures and estimates concerning the length of time that our options would remain unexercised. Many of these assessments impact the fair value of the underlying stock option more significantly than others and changes to these assessments in future periods could be significant. We believe the assumptions we have incorporated into our stock option fair value assessments are reasonable.
Accounting for the Mid-America and Cavalry Acquisitions — We recorded the assets and liabilities of Mid-America as of November 30, 2007 and Cavalry as of March 15, 2006 at estimated fair value. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of both Mid-America and Cavalry. We also have engaged a real estate appraisal firm to value the more significant properties that were acquired. We also engaged a firm to analyze the income tax implications of the assets and liabilities acquired as well as the deductibility of the various cash payments we and the former Mid-America and Cavalry made and will make as a result of these mergers. As a result, we consider the values we have assigned to the acquired assets and liabilities to be reasonable and consistent with the application of U.S. generally accepted accounting principles (GAAP). We have concluded our assessment of the acquired Cavalry assets and liabilities. We are still in the process of obtaining and evaluating certain other information with respect to Mid-America. Accordingly, we may have to reassess our Mid-America purchase price allocations. We will conclude the allocation of the Mid-America purchase price to the acquired net assets during 2008.
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
Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Our annual assessment date is September 30. Should we determine in a future period that the goodwill recorded in connection with our acquisitions have been impaired, then a charge to our earnings will be recorded in the period such determination is made.
Results of Operations
Our results for fiscal years 2007, 2006 and 2005 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Years ended		2007-2006	Year ended	2006-2005
	December 31,		Percent	December 31,	Percent
	2007	2006	Increase (Decrease)	2005	Increase (Decrease)

Interest income	$150,931	$109,696	37.6%	$46,308	136.9%
Interest expense	75,219	48,743	54.3%	17,270	182.2%

Net interest income	75,712	60,953	24.2%	29,038	109.9%
Provision for loan losses	4,720	3,732	26.5%	2,152	73.4%

Net interest income after provision for loan losses	70,992	57,221	24.1%	26,886	112.8%
Noninterest income	22,521	15,786	42.7%	5,394	192.7%
Noninterest expense	60,480	46,624	29.7%	21,032	121.7%

Net income before income taxes	33,033	26,383	25.2%	11,248	134.6%
Income tax expense	9,992	8,456	18.2%	3,193	164.8%

Net income	$23,041	$17,927	28.5%	$8,055	122.6%

Our results for the years ended December 31, 2007 and 2006 included merger related expense. Excluding merger related expense from our net income resulted in diluted net income per common share for the year ended December 31, 2007 of $1.36 and for the year ended December 31, 2006 of $1.25. A comparison of these amounts to 2005 and a reconciliation of this non-GAAP financial measure follow:
Reconciliation of Non-GAAP financial measures:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net income, as reported	$23,041	$17,927	$8,055
Merger related expense net of tax	378	994	—

Net income excluding merger related expense	$23,419	$18,921	$8,055

Fully-diluted net income per common share, as reported	$1.34	$1.18	$0.85

Fully-diluted net income per common share, excluding merger related expense	$1.36	$1.25	$0.85

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

Pinnacle Financial believes that these non-GAAP financial measures excluding the impact of merger related expenses facilitate making period-to-period comparisons, are meaningful indications of its operating performance, and provide investors with additional information to evaluate our past financial results and ongoing operational performance.
Pinnacle Financial’s management and board utilizes this non-GAAP financial information to compare our operating performance versus the comparable periods in 2005 and utilized non-GAAP diluted earnings per share for the 2007 and 2006 fiscal years (excluding the merger related expenses) in calculating whether or not we met the performance targets of our 2007 and 2006 Annual Cash Incentive Plans and our earnings per share targets in our restricted stock award agreements.
Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2007, we recorded net interest income of $75,712,000, which resulted in a net interest margin of 3.55% for the year. For the year ended December 31, 2006, we recorded net interest income of $60,953,000, which resulted in a net interest margin of 3.90%. For the year ended December 31, 2005, we recorded net interest income of $29,038,000, which resulted in a net interest margin of 3.60%.
The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2007 (dollars in thousands):

	2007			2006			2005
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields

Interest-earning assets:
Loans (1)	$1,723,361	$129,889	7.54%	$1,226,803	$92,006	7.50%	$562,061	$35,167	6.26%
Securities:
Taxable	280,668	13,962	4.97%	254,906	12,615	4.95%	204,532	9,086	4.44%
Tax-exempt (2)	82,001	3,066	4.93%	54,270	2,016	4.90%	31,578	1,116	4.66%
Federal funds sold and other	72,344	4,014	5.57%	53,562	3,059	6.87%	24,541	939	3.90%

Total interest-earning assets	2,158,374	150,931	7.04%	1,589,541	109,696	6.95%	822,712	46,308	5.68%

Nonearning assets
Intangible assets	135,893			100,107			—
Other nonearning assets	93,782			89,568			47,322

Total assets	$2,388,049			$1,779,216			$870,034

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$261,163	$8,309	3.18%	$171,637	$4,074	2.37%	$65,119	$659	1.01%
Savings and money market	535,468	17,618	3.29%	435,082	13,532	3.11%	250,136	4,860	1.94%
Certificates of deposit	727,724	35,745	4.91%	516,394	22,426	4.34%	256,056	8,171	3.19%

Total deposits	1,524,355	61,672	4.05%	1,123,113	40,032	3.56%	571,311	13,690	2.40%
Securities sold under agreements to repurchase	181,621	7,371	4.06%	101,144	4,329	4.28%	54,811	1,315	2.40%
Federal Home Loan Bank advances and other borrowings	44,072	2,211	5.02%	39,728	1,878	4.68%	43,933	1,279	2.91%
Subordinated debt	56,759	3,965	6.98%	37,372	2,504	6.70%	16,361	986	6.02%

Total interest-bearing liabilities	1,806,807	75,219	4.16%	1,301,357	48,743	3.75%	686,416	17,270	2.52%
Noninterest-bearing deposits	291,983	—	—	259,585	—	—	120,007	—	—

Total deposits and interest- bearing liabilities	2,098,790	75,219	3.58%	1,560,942	48,743	3.12%	806,423	17,270	2.14%

Other liabilities	13,108			11,105			2,730
Stockholders’ equity	276,151			207,169			60,881

	$2,388,049			$1,779,216			$870,034

Net interest income		$75,712			$60,953			$29,038

Net interest spread (3)			2.88%			3.20%			3.16%
Net interest margin			3.55%			3.90%			3.60%

(1)	Average balances of nonperforming loans are included in the above amounts.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)	The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2007 would have been 3.46% compared to a net interest spread for the years ended December 31, 2006 and 2005 of 3.83% and 3.54%, respectively.
As noted above, the net interest margin for 2007 was 3.55% compared to a net interest margin of 3.90% in 2006. The reduction in the net interest margin was significant as the net increases in the yield on interest-earning assets was only 9 basis points compared to the increase in the rate paid on total deposits and interest-bearing liabilities of 46 basis points. The net interest margin for 2005 was 3.60%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin between 2007 and 2006 are presented below:
•	Our loan yields increased by only 4 basis points between 2007 and 2006 while they increased by 124 basis points between 2006 and 2005. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for 2005 was 6.25% compared to 7.94% in 2006 and 7.52% in 2007. Our prime lending rate moves in concert with the Federal Reserve’s changes to its Federal funds rate. As a result, the large increase in our prime rate between 2005 and 2006 contributed to the increase in overall loan rates while the decrease in our weighted average prime rate between 2006 and 2007 also impacted our loan rates. Other factors that impact our loan yields in any period are our evaluation of the credit worthiness, collateral and other factors related to the borrower when we agree to make a loan, the term of the loan and the ongoing relationship we have with a particular borrower.

•	We have been able to grow our funding base significantly. For asset/liability management purposes, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio during the three year period noted above. For 2007, average loan balances were 80% of total interest-earning assets compared to 77% in 2006 and 68% in 2005. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation contributed to the increase in the overall total interest earning asset yields between the three years.

•	During 2007, overall deposit rates were higher than those rates for the comparable period in 2006 and 2005. Normally, changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. However, during 2007, our short term funding rates were generally higher than in 2006 even though we experienced decreases in our short-term asset and prime rate loan yields. We continue to monitor the pricing of deposit products by our primary competitors. The pricing of our primary competitors required us to increase these rates during the three-year period noted.

•	During 2007, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 61% of our total funding compared to 62% in 2005 and 61% in 2004. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 14% of total funding in 2007, compared to 17% in 2006 and 15% in 2005. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin. Management places a great deal of emphasis on this particular product.

•	Also impacting the net interest margin during 2007 compared to 2006 and 2005 was pricing of our floating rate subordinated indebtedness which comprises approximately $60 million of our average aggregate subordinated indebtedness as of December 31, 2007, compared to $30 million at December 31, 2006. The interest rate charged on this indebtedness is generally higher than other funding sources. In October 2007, we issued an additional $30 million in floating rate subordinated indebtedness to fund the cash component of the Mid-America purchase price. The rate we are required to pay on this indebtedness is 285 points over three-month LIBOR. This spread is higher than similar forms of subordinated indebtedness which were acquired in previous periods reflecting an increase in market pricing for this form of indebtedness which occurred in the last half of 2007.
The current shape of the yield curve represents a challenge for most banks, including Pinnacle National, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits correlate to the Fed funds rate and short term treasury rates. During most of 2007, the Fed funds rate was higher than other longer term treasuries (i.e., an inverted yield curve). As a result, for most of 2007 depositors tended to maintain their funds in shorter-term deposit accounts where they could achieve a higher yield on their deposit balances and not concern themselves with long-term products because there was not enough rate increase for them to justify the longer maturity. In a more traditional rate environment, depositors typically would either accept a lesser rate for more liquid deposit accounts or choose a higher rate via a longer time deposit.
In spite of the current yield curve, we believe we will increase net interest income through overall growth in earning assets in 2008 compared to 2007. The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs such that we should be able to increase our current net interest income. Even though our net interest income will likely increase, our net interest margins could decrease due to increasingly competitive deposit pricing in our markets. In the last few months of 2007 and first few months of 2008, the Federal Reserve reduced short-term rates dramatically. We have taken steps to counter the impact of these rate decreases on our floating rate assets (including prime rate loans) by reducing deposit rates to an appropriate level where we believe we can sustain our funding base. We believe it will take more time for our market to begin to price in the full impact of these rate decreases, and for competitive reasons we will not be able to counter the full impact of these rate decreases on our net interest margin. As a result, we believe our net interest margins 2008 will be less than our net interest margin in 2007.
Rate and Volume Analysis. Net interest income increased by $14,759,000 between the years ended December 31, 2007 and 2006 and by $31,915,000 between the years ended December 31, 2006 and 2005. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2007 Compared to 2006			2006 Compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Loans	$491	$37,392	$37,883	$6,970	$49,869	$56,839
Securities:
Taxable	51	1,296	1,347	1,043	2,486	3,529
Tax-exempt	16	1,034	1,050	76	824	900
Federal funds sold	(696)	1,651	955	729	1,391	2,120

Total interest-earning assets	(138)	41,373	41,235	8,818	54,570	63,388

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	1,390	2,845	4,235	886	2,529	3,415
Savings and money market	783	3,303	4,086	2,927	5,745	8,672
Certificates of deposit	2,943	10,376	13,319	2,945	11,310	14,255

Total deposits	5,116	16,524	21,640	6,758	19,584	26,342
Securities sold under agreements to repurchase	(223)	3,265	3,042	1,031	1,983	3,014
Federal Home Loan Bank advances and other borrowings	135	198	333	798	(199)	599
Subordinated debt	105	1,356	1,461	111	1,407	1,518

Total interest-bearing liabilities	5,134	21,342	26,476	8,698	22,775	31,473

Net interest income	$(5,272)	$20,031	$14,759	$120	$31,795	$31,915

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
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $4,720,000, $3,732,000 and $2,152,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2007. A significant increase in loan growth and increased net-charge offs in 2007 were the primary reasons for the increased provision expense in 2007 when compared to 2006 with similar reasons for the increased provision expense in 2006 when compared to 2005.

Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by regulators, they are necessarily approximate. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
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
The following is the makeup of our noninterest income for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

			2007-2006		2006-2005
	Years ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2007	2006	(Decrease)	2005	(Decrease)

Noninterest income:
Service charges on deposit accounts	$7,941	$4,645	71.0%	$978	374.9%
Investment services	3,456	2,463	40.3%	1,836	34.2%
Insurance sales commissions	2,487	2,123	17.1%	—	—
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	1,619	1,448	11.8%	1,096	32.1%
Gains on loan participations sold, net	239	420	(43.1%)	152	176.3%
Gain on sale of investment securities, net	16	—	—	114	(100.0%)
Trust fees	1,908	1,181	61.6%	—	—
Other noninterest income:
ATM and other consumer fees	2,822	1,796	57.1%	90	1895.6%
Letters of credit fees	293	506	(42.1%)	527	(4.0%)
Bank-owned life insurance	631	470	34.3%	74	535.1%
Equity in earnings of Collateral Plus, LLC	274	120	128.3%	216	(44.4%)
Other noninterest income	835	614	36.0%	311	97.4%

Total noninterest income	$22,521	$15,786	42.7%	$5,394	192.7%

Service charge income for 2007 increased over that of 2006 due to an increased number of customers utilizing overdraft protection products and an increased per item insufficient fund charge. Service charge income for 2006 increased over that of 2005 due to increased volumes from our Rutherford County market and an increase in the number of Nashville deposit accounts subject to service charges. However, for the Nashville accounts, the increase in service charges in 2006 when compared to 2005 and 2004 was offset by the earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate serves to reduce the deposit service charges for our commercial customers and is based on the average balances of their checking accounts at Pinnacle National.
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2007, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $878 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $597 million at December 31, 2006. Additionally, at December 31, 2007, our trust department was receiving fees on approximately $464 million in assets compared to $395 million at December 31, 2006. In 2007, we earned $2.5 million in insurance commissions compared to $2.1 million in 2006. Following our merger with Cavalry in March of 2006, we began to offer trust services through Pinnacle National’s trust division and insurance services through Miller and Loughry Insurance and Services, Inc. which we believe will continue to increase our noninterest income in future periods.
Additionally, mortgage related fees also provided for a significant portion of the increase in noninterest income. These mortgage fees are for loans originated in both the Nashville and Rutherford County markets that are subsequently sold to third-party investors.

All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Also, impacting mortgage origination fees are the number of mortgage originators we have offering these products. These originators are largely commission-based employees. We have steadily increased the number of originators working for us over the years and plan to continue to increase our mortgage origination work force in 2008.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At December 31, 2007 and pursuant to participation agreements with these correspondents, we had participated approximately $233.4 million of originated loans to these other banks compared to $95.4 million at December 31, 2006. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $239,000, $420,000 and $152,000 during each of the years in the three-year period ended December 31, 2007 related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Mid-America and Cavalry mergers have resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
Also included in noninterest income for 2007 and 2005, were net gains of approximately $16,000 and $114,000 realized from the sale of available-for-sale securities.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2007 and 2006 compared to previous periods due primarily to the merger with Cavalry.
Noninterest income from the increased cash surrender value of bank-owned life insurance increased significantly over the three year period. In connection with the Cavalry merger, we became the owner and beneficiary of several life insurance policies on former Cavalry directors and executives. These policies were acquired by Cavalry in connection with a supplemental retirement plan for these former Cavalry directors and executives.
At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC, which is accounted for under the equity method. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the years ended December 31, 2007, 2006 and 2005 was $274,000, $120,000 and $216,000, respectively.
Additional other noninterest income increased by approximately $221,000 during 2007 when compared to 2006 and $303,000 during 2006 when compared to 2005. Most of these revenues are for loan late charges and other fees.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

			2007-2006		2006-2005
	Years ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2007	2006	(Decrease)	2005	(Decrease)

Noninterest expense:
Salaries and employee benefits:
Salaries	$26,304	$18,017	46.0%	$8,592	109.7%
Commissions	1,778	1,298	37.0%	714	81.8%
Other compensation, primarily incentives	2,602	4,209	(38.2%)	2,101	100.3%
Equity compensation expenses	2,100	1,475	42.4%	245	502.0%
Employee benefits and other	3,362	2,470	36.1%	1,479	67.0%

Total salaries and employee benefits	36,146	27,469	31.6%	13,131	109.2%

Equipment and occupancy	10,261	7,522	36.4%	3,767	99.7%
Other real estate	160	—	—	—
Marketing and business development	1,677	1,234	35.9%	698	76.8%
Postage and supplies	1,995	1,510	32.1%	618	144.3%
Amortization of core deposit intangible	2,144	1,783	20.2%	—	—
Other noninterest expense:
Accounting and auditing	1,263	742	70.2%	646	14.9%
Consultants	269	320	(15.9%)	123	160.2%
Legal, including borrower-related charges	437	310	41.0%	245	26.5%
OCC exam fees	365	257	42.0%	182	41.2%
Directors’ fees	233	257	(9.3%)	229	12.2%
Insurance, including FDIC assessments	1,278	687	86.0%	322	113.4%
Charitable contributions	334	186	79.6%	113	64.6%
Other professional fees	158	73	116.4%	4	1,725.0%
Other noninterest expense	3,138	2,632	19.2%	954	175.9%

Total other noninterest expense	7,475	5,470	36.7%	2,818	94.1%

Merger related expense	622	1,636	(62.0%)	—	—

Total noninterest expense	$60,480	$46,624	29.7%	$21,032	121.7%

Expenses have generally increased between the above periods due to our mergers with Mid-America and Cavalry, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. Additionally, we adopted SFAS No. 123(R) in 2006 which addresses the accounting for employee equity based incentives. Our compensation expense will increase in all future periods as a result of adopting this accounting pronouncement. In 2007 and 2006, approximately $1.70 million and $1.01 million, respectively, of compensation expense related to stock options is included in equity compensation expense. The remaining expense in each year is related to our shares of restricted stock that we have issued, but for which the forfeiture restrictions have not yet lapsed.
At December 31, 2007, we employed 702.0 full time equivalent employees compared to 404.0 at December 31, 2006 and 156.5 at the end of 2005. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, substantially all of our employees are eligible to participate in an annual cash incentive plan. Under the plan, the targeted level of incentive payments requires the Company to achieve a certain soundness threshold and a targeted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee (the “Committee”) of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.

Included in the salary and employee benefits amounts for the years ended December 31, 2007, 2006 and 2005, were $2,373,000, $4,104,000 and $2,031,000, respectively, related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. In 2007, we achieved our soundness threshold but did not achieve our targeted earnings per share which would have resulted in a minimum payout under the terms of the plan. The Committee approved the payment of cash incentive awards under the 2007 plan at a percentage that was generally higher than that otherwise payable under the terms of the plan, except for five of our executive officers (President and Chief Executive Officer, Chairman of the Board, Chief Administrative Officer, Chief Financial Officer and Chief Credit Officer). In accordance with their request, these executive officers did not receive any cash incentive payments under our 2007 cash incentive plan. As a result, the 2007 award was $2.4 million or $1.7 million less than the 2006 award.
For 2006, the actual award to be paid to qualifying associates equaled 120% of their targeted award as our actual earnings for 2006 exceed our 2006 earnings target under the 2006 plan adjusted for the impact of the merger related expenses incurred in connection with the Cavalry acquisition. For 2005, the actual award to be paid to associates equaled 100% of their targeted award. The incentive plan for 2008 is structured similarly to prior year plans in that the award is based on the achievement of soundness and earnings objectives. Because of the relative experience of our associates, our compensation costs are, and we expect will continue to be, higher on a per associate basis than other financial institutions of a similar asset size; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.
In connection with our merger with Mid-America, all former associates of Mid-America that were displaced by our merger were granted a retention bonus award provided they worked through a predetermined date. Also, those associates that will continue as Pinnacle associates following the merger are eligible for a retention bonus should they continue their employment through December 31, 2008. We anticipate that this retention bonus award will approximate $4.6 million and will be treated as a merger related expense in 2008. As a result of these associates agreeing to a retention bonus award, they will not be eligible to participate in any of our other cash or equity incentive award plans until 2009.
Equipment and occupancy expenses in 2007 were greater than the 2006 amount by $2.7 million. This increase is primarily attributable to our market expansion to Knoxville, Tennessee, our new branch facility in the Donelson area of Nashville which opened in the first quarter of 2007, one month of expenses associated with the eleven Mid-America branches which were acquired on December 1, 2007 and a full year of expenses associated with the Cavalry merger which occurred in March of 2006. Equipment and occupancy expense for 2006 increased by 99.7% over 2005’s expenses due primarily to the additional branches and equipment acquired with the Cavalry merger. In January of 2005, we opened an office in Franklin, Tennessee and, in the second quarter of 2005, we opened an office in Hendersonville, Tennessee. We have also increased our leased main office space periodically during the three years ended December 31, 2007. These additions contributed to the increase in our equipment and occupancy expenses throughout the three year period and will contribute to increases in expenses in the future as we construct new facilities, including new facilities currently planned in both the Nashville and Knoxville MSAs.
Marketing and other business development and postage and supplies expenses are higher in 2007 compared to 2006 and 2005 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses. The addition of customers from the Mid-America and Cavalry mergers had a direct impact on these increased charges.
Included in noninterest expense for 2007 and 2006 is $2.1 million and $1.8 million, respectively, of amortization core deposit intangibles related to the Mid-America and Cavalry mergers. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense associated with these core deposit intangibles will approximate $2.5 million to $2.9 million per year for the next five years with lesser amounts for the remaining years.
Additionally, for the year ended December 31, 2007, we incurred $622,000 of merger related expenses directly associated with the Mid-America merger. The merger related charges consisted of integration costs incurred in connection with the merger, including approximately $4.6 million of retention bonuses payable to Mid-America associates. We do anticipate additional merger related expenses associated with the Mid-America transaction in 2008 as we fully integrate this acquisition. For the year ended December 31, 2006, we incurred $1,636,000 of merger related expenses directly associated with the Cavalry merger. The merger related charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition. We do not anticipate any additional merger related expenses associated with the Cavalry transaction in 2008.

Other noninterest expenses increased 36.7% in 2007 over 2006 and 94.1% in 2006 over 2005. Most of these increases are attributable to increased audit and accounting fees, legal fees and insurance expenses. Also contributing to the increases are incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses and other items which have increased significantly as a result of the Cavalry merger.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 61.6% in 2007 compared to 60.8% in 2006 and to 61.1% in 2005. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Income Taxes. The effective income tax expense rate for the year ended December 31, 2007 was approximately 30.2%, compared to an effective income tax expense rate for years ended December 31, 2006 and 2005 of approximately 32.1% and 28.4%, respectively. The decrease in the effective rate for 2007 compared to 2006 was due to increased investment in bank qualified municipal securities and increased tax savings from our captive insurance subsidiary, PNFP Insurance, Inc. The increase in the effective tax rate between 2006 and 2005 was due primarily to the additional earnings being taxed at a higher rate as the various tax savings initiatives (e.g., municipal bond income) had a lesser impact in 2006 when compared to the previous periods. Additionally, the impact of our incentive stock options and their treatment pursuant to the adoption of SFAS No. 123(R) contributed to the increase in our effective rate in 2006, but also contributed to the decreased effective rate in 2007 as the tax treatment of incentive stock options will gradually lessen over time as these older incentive stock options fully vest and thus become less impactful on our effective tax rate. We now only award nonqualified stock options to our associates.
Financial Condition
Our consolidated balance sheet at December 31, 2007 reflects significant growth since December 31, 2005. Total assets grew from $1.02 billion at December 31, 2005 to $2.14 billion at December 31, 2006 to $3.79 billion at December 31, 2007. Total deposits grew $1.30 billion during 2007 and $812 million during 2006. Excluding the deposits acquired with the Mid-America acquisition on November 30, 2007 of $957 million, total deposits increased by $346 million in 2007. Excluding the deposits acquired with the Cavalry acquisition on March 15, 2006 of $584 million, total deposits increased by $228 million in 2006. We invested substantially all of the additional deposits and other fundings in loans, which grew by $1.25 billion (of which $865 million was acquired with the Mid-America acquisition) during 2007 and $850 million (of which $551 million was acquired with the Cavalry acquisition) during 2006, and securities, which increased by $176 million in 2007 (of which $148 million was acquired with the Mid-America acquisition) and $67 million in 2006 (of which $39 million was acquired with the Cavalry acquisition).
Loans. The composition of loans at December 31 for each of the past five years and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$728,201	26.5%	$284,302	19.0%	$148,102	22.9%	$117,123	24.8%	$68,507	23.1%

Consumer real estate — Mortgage	562,721	20.5%	299,627	20.0%	169,953	26.2%	126,907	26.9%	76,042	25.6%

Construction and land development	517,399	18.8%	253,097	16.9%	67,667	10.5%	23,419	5.0%	11,288	3.8%

Commercial and industrial	838,161	30.5%	608,530	40.6%	239,129	36.9%	189,456	40.1%	129,882	43.7%

Consumer and other loans	103,159	3.7%	52,179	3.5%	23,173	3.6%	15,457	3.3%	11,285	3.8%

Total loans	$2,749,641	100.0%	$1,497,735	100.0%	$648,024	100.0%	$472,362	100.0%	$297,004	100.0%

During the year ended December 31, 2007, our loan balances increased by $1.25 billion, or 83.6%. Approximately $865 million of this increase was due to the Mid-America acquisition while $387 million was attributable to organic growth. Our organic growth rate equates to approximately 26% for the year ended December 31, 2007. The Mid-America loan portfolio had a significant impact on our loan portfolio volumes as well as mix of loans as Mid-America had a larger percentage of commercial real estate loans in comparison to our loans.
During the year ended December 31, 2006, and primarily due to the Cavalry merger, we increased the percentage of our outstanding loans in construction and land development loans significantly. These types of loans require that we maintain effective credit and construction monitoring systems. Also as a result of the Cavalry merger, we also increased our resources in this area so that we can attempt to effectively manage this area of exposure through utilization of experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.

The following table classifies our fixed and variable rate loans at December 31, 2007 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2007
	Fixed	Variable		At December 31,	At December 31,
	Rates	Rates	Totals	2007	2006

Based on contractual maturity:
Due within one year	$267,227	$956,620	$1,223,847	44.5%	40.9%
Due in one year to five years	836,154	266,926	1,097,079	39.9%	39.9%
Due after five years	142,701	286,014	428,715	15.6%	19.2%

Totals	$1,246,082	$1,503,559	$2,749,641	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,099,215	$1,099,215	40.0%	46.1%
Due within one year	267,227	316,208	583,435	21.2%	13.6%
Due in one year to five years	836,154	55,810	891,963	32.4%	34.2%
Due after five years	142,701	32,327	175,028	6.4%	6.1%

Totals	$1,246,802	$1,503,559	$2,749,641	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.
Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral. Furthermore, we have an internal limit for aggregate indebtedness to a single borrower of $22 million. Our loan policy requires that our board of directors approve any relationships that exceed this internal limit.
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2007, we had $19,677,000 in loans on nonaccrual compared to $7,070,000 at December 31, 2006. The increase in nonperforming loans between December 31, 2006 and December 31, 2007 was primarily related to loans acquired from Mid-America and identified as being impaired and several larger loans identified in the fourth quarter of 2007. As of December 31, 2007, approximately 52% of nonperforming loans were acquired from Mid-America.
At December 31, 2007, we owned $1,673,000 in real estate which we had acquired from borrowers. Substantially all of this amount relates to homes that are in various stages of construction for which we believe we have adequate collateral. Approximately $1.2 million of the amount at December 31, 2007 was acquired from Mid-America.
There was approximately $1.61 million in other loans 90 days past due and still accruing interest at December 31, 2007 compared to $737,000 in loans at December 31, 2006. At December 31, 2007 and at December 31, 2006, no loans were deemed to be restructured loans. The following table is a summary of our nonperforming assets at December 31 for each of the years in the five year period ended December 31, 2007 (dollars in thousands):

	At December 31,
	2007	2006	2005	2004	2003

Nonaccrual loans (1)	$19,677	$7,070	$460	$561	$379
Restructured loans	—	—	—	—	—
Other real estate owned	1,673	995	—	—	—

Total nonperforming assets	21,350	8,065	460	561	379
Accruing loans past due 90 days or more	1,613	737	—	146	182

Total nonperforming assets and accruing loans past due 90 days or more	$22,963	$8,802	$460	$707	$561

Total loans outstanding	$2,749,641	$1,497,735	$648,024	$472,362	$297,004

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.84%	0.59%	0.07%	0.15%	0.19%

Ratio of nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	80.66%	54.61%	5.85%	12.51%	15.08%

(1)	Interest income that would have been recorded in 2007 related to nonaccrual loans was $485,000 compared to $283,000 for the year ended December 31, 2006 and $21,000 for the year ended December 31, 2005, none of which is included in interest income or net income for the applicable periods.
Potential problem assets, which are not included in nonperforming assets, amounted to approximately $15.3 million, or 0.56% of total loans outstanding at December 31, 2007, compared to $6.0 million, or 0.24% of total loans outstanding at December 31, 2006. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard.
Allowance for Loan Losses (ALL). We maintain the ALL at a level that our management deems appropriate to adequately cover the probable losses in the loan portfolio. As of December 31, 2007 and December 31, 2006, our allowance for loan losses was $28,470,000 and $16,118,000, respectively, which our management deemed to be adequate at each of the respective dates. The significant increase in our ALL was primarily the result of our merger with Mid-America. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.
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
The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to the total loans (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$8,068	26.4%	$4,550	19.0%	$1,488	22.9%	$1,205	24.8%	$723	23.1%
Consumer real estate — Mortgage	1,890	20.8%	913	20.0%	1,286	26.2%	869	26.9%	607	25.6%
Construction and land development	4,897	18.7%	2,869	16.9%	690	10.5%	227	5.0%	113	3.8%
Commercial and industrial	11,660	30.4%	6,517	40.6%	2,305	36.9%	1,711	40.1%	1,236	43.7%
Consumer and other loans	1,400	3.7%	870	3.5%	552	3.6%	396	3.3%	320	3.8%
Unallocated	555	NA	399	NA	1,537	NA	1,242	NA	720	NA

Total allowance for loan losses	$28,470	100.0%	$16,118	100.0%	$7,858	100.0%	$5,650	100.0%	$3,719	100.0%

In periods prior to 2006, the unallocated portion of the allowance consisted of dollar amounts specifically set aside for certain general factors influencing the allowance. These factors included ratio trends and other factors not specifically allocated to each category. Establishing the percentages for these factors was largely subjective but was supported by economic data, changes made in lending functions, and other support where appropriate. In 2006, the unallocated portion decreased significantly, due to a more comprehensive and refined methodology to assess the adequacy of our allowance for loan losses. As a result, in 2006, the methodology was refined to embed many of the factors previously included in the unallocated portion of the allowance to the allocated amounts above for each category. This enhancement established a methodology whereby national and economic factors, concentrations in market segments, loan review and portfolio performance could be assigned to these specific categories.
The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2007 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the year ended December 31,
	2007	2006	2005	2004	2003

Balance at beginning of period	$16,118	$7,858	$5,650	$3,719	$2,677
Provision for loan losses	4,720	3,732	2,152	2,948	1,157
Allowance from Mid-America (2007) and Cavalry (2006) acquisitions	8,695	5,102	—	—	—
Charged-off loans:
Commercial real estate — Mortgage	(22)	—	—	—	—
Consumer real estate — Mortgage	(364)	(46)	(38)	(834)	(123)
Construction and land development	(271)	—	—	—	—
Commercial and industrial	(326)	(436)	(61)	(50)	—
Consumer and other loans	(359)	(336)	(109)	(148)	(44)

Total charged-off loans	(1,342)	(818)	(208)	(1,032)	(167)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	—	—	—	—
Consumer real estate — Mortgage	125	—	231	—	—
Commercial real estate — Construction	1	—	—	2	49
Commercial and industrial	51	166	3	—	—
Consumer — Other	102	78	30	13	3

Total recoveries of previously charged-off loans	279	244	264	15	52

Net (charge-offs) recoveries	(1,063)	(574)	56	(1,017)	(115)

Balance at end of period	$28,470	$16,118	$7,858	$5,650	$3,719

Ratio of allowance for loan losses to total loans outstanding at end of period	1.04%	1.08%	1.21%	1.20%	1.25%

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.06%	0.05%	(0.01)%	0.27%	0.05%

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Although the allowance increased by $12.35 million between December 31, 2007 (of which $8.70 million was acquired with Mid-America) and December 31, 2006, the ratio of our allowance for loan losses to total loans outstanding decreased to 1.04% at December 31, 2007 compared to 1.08% at December 31, 2006. The reduction in the ratio between the two dates is primarily attributable to improvements in the overall credit quality of our portfolio. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.
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
Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality (i.e., “impaired loans”). SOP 03-03 does not apply to loans originated by us but does apply to the loans we acquired in our mergers with Mid-America and Cavalry. Prior to the merger with Mid-America and due to deteriorating credit conditions during the fourth quarter of 2007, the management of Mid-America identified approximately $19 million in loans which had weaker credit conditions and charged-off approximately $8.9 million related to these loans. Subsequently, our assessment indicated that Mid-

America had $10.3 million of loans to which the application of the provisions of SOP 03-03 was required as of the merger date with Mid-America. We recorded no further accounting adjustments to these balances as of November 30, 2007. As to the Cavalry merger, Cavalry had approximately $3.9 million of loans to which the application of the provisions of SOP 03-03 was required. As a result of the application of SOP 03-03, we recorded purchase accounting adjustments to reflect a reduction in loans and the allowance for loan losses of $1.0 million related to these impaired loans thus reducing the carrying value of these loans to $2.9 million at March 15, 2006. All of the impaired Mid-America and Cavalry loans were classified as nonperforming at December 31, 2007.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $522.7 million and $346.5 million at December 31, 2007 and 2006, respectively.
The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2007 and 2006 (dollars in thousands):

	At December 31,
	U.S. Treasury		U.S. government		State and Municipal
	securities		agency securities		securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At December 31, 2007:
Securities available-for-sale:
Due in one year or less	$—	—%	$16,612	4.3%	$12,463	5.2%	$490	3.4%	$29,565	4.7%
Due in one year to five years	—	—%	43,097	4.5%	27,089	5.3%	1,488	3.9%	71,674	4.8%
Due in five years to ten years	—	—%	6,774	5.1%	45,545	5.6%	—	5.2%	52,319	5.5%
Due after ten years	—	—%	3,180	4.9%	40,809	5.6%	400	5.4%	44,389	5.5%

	$—	—%	$69,663	4.5%	$125,906	5.5%	$2,378	5.2%	$197,947	5.2%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$1,578	5.0%	$—	—%	$1,578	5.0%
Due in one year to five years	—	—%	15,750	4.2%	6,786	4.4%	—	—%	22,536	4.3%
Due in five years to ten years	—	—%	1,997	4.8%	922	5.0%	—	—%	2,919	4.8%
Due after ten years	—	—%	—	—%	—	—%	—	—%	—	—%

	$—	—%	$17,747	4.3%	$9,286	4.6%	$—	—%	$27,033	4.4%

At December 31, 2006:
Securities available-for-sale:
Due in one year or less	$—	—%	$—	—%	$2,240	4.5%	$398	3.2%	$2,638	4.3%
Due in one year to five years	—	—%	30,105	4.7%	22,121	5.2%	1,427	3.4%	53,653	4.9%
Due in five years to ten years	—	—%	7,524	5.2%	28,848	5.4%	—	—%	36,372	5.4%
Due after ten years	—	—%	—	—%	8,750	5.7%	—	—%	8,750	5.7%

	$—	—%	$37,629	4.8%	$61,959	5.3%	$1,825	3.4%	$101,413	5.1%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$154	5.6%	$—	—%	$154	5.6%
Due in one year to five years	—	—%	15,750	4.2%	5,777	4.9%	—	—%	21,527	4.4%
Due in five years to ten years	—	—%	1,997	4.8%	3,579	5.0%	—	—%	5,576	4.9%
Due after ten years	—	—%	—	—%	—	—%	—	—%	—	—%

	$—	—%	$17,747	4.3%	$9,510	5.0%	$—	—%	$27,257	4.5%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.
Deposits and Other Borrowings. We had approximately $2.93 billion of deposits at December 31, 2007 compared to $1.62 billion at December 31, 2006. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $156.1 million at December 31, 2007 and $141.0 million at December 31, 2005. Additionally, at December 31, 2007, we had borrowed $92.8 million in advances from the Federal Home Loan Bank of Cincinnati compared to $53.7 million at December 31, 2006.

Traditionally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2007 and December 31, 2006 (dollars in thousands):

	December 31,		December 31,
	2007	Percent	2006	Percent

Core funding:
Noninterest-bearing deposit accounts	$400,120	12.1%	$300,978	16.1%
Interest-bearing demand accounts	410,661	12.4%	236,674	12.7%
Savings and money market accounts	742,354	22.5%	485,936	26.0%
Time deposit accounts less than $100,000	371,881	11.3%	158,687	8.5%

Total core funding	1,925,016	58.2%	1,182,275	63.3%

Non-core funding:
Time deposit accounts greater than $100,000
Public funds	104,902	3.2%	98,286	5.3%
Brokered deposits	163,188	4.9%	61,718	3.3%
Other time deposits	732,213	22.2%	280,132	15.0%
Securities sold under agreements to repurchase	156,071	4.7%	141,016	7.5%
Federal Home Loan Bank advances and other borrowings	141,666	4.3%	53,726	2.9%
Subordinated debt	82,476	2.5%	51,548	2.8%

Total non-core funding	1,380,516	41.8%	686,426	36.7%

Totals	$3,305,532	100.0%	$1,868,701	100.0%

The amount of time deposits as of December 31, 2007 amounted to $1.37 million. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$124,339	4.91%
Over three but less than six months	88,374	4.85%
Over six but less than twelve months	110,856	4.84%
Over twelve months	48,312	4.69%

	371,881	4.84%

Denomination $100,000 and greater
Three months or less	446,096	4.71%
Over three but less than six months	204,522	5.04%
Over six but less than twelve months	193,500	5.06%
Over twelve months	156,124	5.04%

	1,000,302	4.90%

Totals	$1,372,183	4.88%

Subordinated debt and holding company line of credit. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000 and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III; and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At December 31, 2007, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.49% at December 31, 2007) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848%

per annum through September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (6.88% at December 31, 2007) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.76% at December 31, 2007) which is set each quarter and mature on September 30, 2037.
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
Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of $120,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II, Trust III or Trust IV.
At December 31, 2007, we had outstanding a $9 million obligation to a bank secured by the outstanding common stock of Bank of the South. This obligation bears interest at Prime Rate less 1% and is due December 13, 2008. In February of 2008, we entered into a loan agreement related to a $25 million line of credit with a regional bank. This line of credit will be used to support the growth of Pinnacle National and pay off the aforementioned $9 million obligation. The $25 million line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 125 basis points.
Capital Resources. At December 31, 2007 and 2006, our stockholders’ equity amounted to $466.6 million and $256.0 million, respectively. The 2007 increase of $210.6 million was primarily attributable to $183.5 million of common stock issued in connection with the Mid-America acquisition and $24.3 million in comprehensive income, which was composed of $23.0 million in net income and $1.3 million of net unrealized holding gains associated with our available-for-sale portfolio. The 2006 increase of $192.6 million was primarily attributable to $171.1 million of common stock issued in connection with the Cavalry acquisition and $18.8 million in comprehensive income, which was composed of $17.9 million in net income and $853,000 of net unrealized holding gains associated with our available-for-sale portfolio.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. We, in turn, are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities and the laws of the State of Tennessee. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition, anticipated growth rates and other factors.

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
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at December 31, 2007.
Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 300 basis point change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent from the base case; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 10 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at December 31, 2007.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2007 and 2006, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2007, our bank subsidiaries had received advances from the Federal Home Loan Bank of Cincinnati totaling $92.8 million at the following rates and maturities (dollars in thousands):

		Interest
	Amount	Rates

2008	$15,554	5.02%
2009	15,000	5.01%
2010	13,250	4.56%
2011	—	NA
2012	30,294	3.51%
Thereafter	18,706	4.02%

Total	$92,804

Weighted average interest rate		4.26%
Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. At December 31, 2007, our bank subsidiaries had borrowed from correspondent banks $48.9 million under such arrangements.
At December 31, 2007, brokered certificates of deposit approximated $163.2 million which represented 4.9% of total fundings compared to $61.7 million and 3.3% at December 31, 2006. We issue these brokered certificates through several different brokerage houses based on competitive bids. Typically, these funds are for varying maturities from nine months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds), Federal Home Loan Bank of Cincinnati advances and Federal funds purchased. Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2007 is as follows (dollars in thousands):

	2007	2006	2005

Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$156,071	$141,016	$65,834
Federal funds purchased	48,862	—	—
Federal Home Loan Bank advances	92,804	25,000	29,500

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	2.81%	4.33%	3.16%

	2007	2006	2005

Federal funds purchased	3.75%	—	—
Federal Home Loan Bank advances	4.26%	5.36%	3.21%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$216,321	$166,520	$69,767
Federal funds purchased	48,862	9,985	18,702
Federal Home Loan Bank advances	92,804	25,000	35,500

Average balances for the year:
Securities sold under agreements to repurchase	$181,621	$101,144	$54,811
Federal funds purchased	5,544	1,260	1,607
Federal Home Loan Bank advances	38,528	6,284	24,208

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	4.06%	4.28%	2.40%
Federal funds purchased	5.15%	5.26%	3.51%
Federal Home Loan Bank advances	4.97%	4.70%	2.65%
At December 31, 2007, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network and other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including recently entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.
The following table presents additional information about our contractual obligations as of December 31, 2007, which by their terms have contractual maturity and termination dates subsequent to December 31, 2007 (dollars in thousands):

	Next 12	13-36	37-60	More than
	months	months	months	60 months	Totals

Contractual obligations:
Certificates of deposit	$1,167,747	$185,837	$18,599	$—	$1,372,183
Securities sold under agreements to repurchase	156,071	—	—	—	156,071
Federal Home Loan Bank advances and other borrowings	64,416	28,250	30,294	18,706	141,666
Subordinated debt	10,310	20,619	51,547	—	82,476
Minimum operating lease commitments	1,846	3,551	2,703	10,227	18,327

Totals	$1,400,390	$238,257	$103,143	$28,933	$1,770,723

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At December 31, 2007, we had outstanding standby letters of credit of $98.3 million and unfunded loan commitments outstanding of $833.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2007, which by their terms have contractual maturity dates subsequent to December 31, 2007 (dollars in thousands):

	Next 12	13-36	37-60	More than
	months	months	months	60 months	Totals

Unfunded commitments:
Lines of credit	$559,721	$90,174	$44,496	$139,502	$833,893
Letters of credit	84,504	12,301	1,500	—	98,305

Totals	$644,225	$102,475	$45,996	$139,502	$932,198

Impact of Inflation
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe SFAS No. 157 will have a significant impact on our consolidated financial statements.
In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We do not believe SFAS No. 159 will have a significant impact on our consolidated financial statements.
In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. On January 1, 2008, we accounted for this EITF as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment to beginning retained earnings.
In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. Pinnacle Financial plans to retain use of the simplified method allowed by SAB 110 for determining the expected term component for share options granted during 2008.
In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. Pinnacle Financial has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until Pinnacle Financial enters into a business combination.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. Pinnacle Financial does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The response to this Item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 47 through 49 and is incorporated herein by reference.

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
Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In conducting the Pinnacle Financial Partners, Inc.’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the operations of Mid-America Bancshares, Inc. (Mid-America), which Pinnacle Financial Partners, Inc. merged with on November 30, 2007. At the acquisition date, total assets of Mid-America totaled $1.252 billion. Further information concerning the acquisition of Mid-America appears in Note 2, Merger with Mid-America Bancshares, Inc., to the accompanying audited consolidated financial statements.
Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Pinnacle Financial Partners, Inc.’s independent registered public accounting firm has issued an audit report on Pinnacle Financial Partners Inc.’s internal control over financial reporting. This report appears on page 54 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.
As discussed in notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as required by SFAS 123(R), Share-Based Payments in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Nashville, Tennessee
March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited Pinnacle Financial Partners, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s accompanying report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Mid-America Bancshares (Mid-America) on November 30, 2007. Total assets of Mid-America totaled $1.252 billion. Management excluded Mid-America’s internal control over financial reporting from its effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Mid-America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
March 5, 2008

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

Cash and noninterest-bearing due from banks	$76,941,931	$43,611,533
Interest-bearing due from banks	24,706,966	1,041,174
Federal funds sold	20,854,966	47,866,143

Cash and cash equivalents	122,503,863	92,518,850

Securities available-for-sale, at fair value	495,651,939	319,237,428
Securities held-to-maturity (fair value of $26,883,473 and $26,594,235 at December 31, 2007 and December 31, 2006, respectively)	27,033,356	27,256,876
Mortgage loans held-for-sale	11,251,652	5,654,381

Loans	2,749,640,689	1,497,734,824
Less allowance for loan losses	(28,470,207)	(16,117,978)

Loans, net	2,721,170,482	1,481,616,846

Premises and equipment, net	68,385,946	36,285,796
Investments in unconsolidated subsidiaries and other entities	22,636,029	16,200,684
Accrued interest receivable	18,383,004	11,019,173
Goodwill	243,573,636	114,287,640
Core deposit intangible	17,325,988	11,385,006
Other assets	46,254,566	26,724,183

Total assets	$3,794,170,461	$2,142,186,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$400,120,147	300,977,814
Interest-bearing	410,661,187	236,674,425
Savings and money market accounts	742,354,465	485,935,897
Time	1,372,183,317	598,823,167

Total deposits	2,925,319,116	1,622,411,303
Securities sold under agreements to repurchase	156,070,830	141,015,761
Federal Home Loan Bank advances	92,804,133	53,725,833
Federal Funds purchased	48,862,000	—
Subordinated debt	82,476,000	51,548,000
Accrued interest payable	10,374,538	4,952,422
Other liabilities	11,653,550	12,516,523

Total liabilities	3,327,560,167	1,886,169,842

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding:	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 22,264,817 issued and outstanding at December 31, 2007 and 15,446,074 issued and outstanding at December 31, 2006	22,264,817	15,446,074
Additional paid-in capital	390,977,308	211,502,516
Retained earnings	54,150,679	31,109,324
Accumulated other comprehensive loss, net of taxes	(782,510)	(2,040,893)

Total stockholders’ equity	466,610,294	256,017,021

Total liabilities and stockholders’ equity	$3,794,170,461	$2,142,186,863

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2007	2006	2005

Interest income:
Loans, including fees	$129,888,784	$92,005,602	$35,166,671
Securities:
Taxable	13,961,714	12,614,623	9,086,134
Tax-exempt	3,066,519	2,016,044	1,115,486
Federal funds sold and other	4,014,424	3,059,750	939,369

Total interest income	150,931,441	109,696,019	46,307,660

Interest expense:
Deposits	61,671,734	40,032,020	13,690,649
Securities sold under agreements to repurchase	7,371,490	4,329,327	1,315,122
Federal funds purchased and other borrowings	6,176,205	4,381,878	2,263,851

Total interest expense	75,219,429	48,743,225	17,269,622

Net interest income	75,712,012	60,952,794	29,038,038
Provision for loan losses	4,719,841	3,732,032	2,151,966

Net interest income after provision for loan losses	70,992,171	57,220,762	26,886,072

Noninterest income:
Service charges on deposit accounts	7,941,029	4,645,685	977,386
Investment services	3,455,808	2,463,205	1,835,757
Insurance sales commissions	2,486,884	2,122,702	—
Gains on loans and loan participations sold	1,858,077	1,868,184	1,247,898
Trust fees	1,908,440	1,180,839	—
Gains on sales of investment securities, net	16,472	—	114,410
Other noninterest income	4,854,217	3,505,903	1,218,123

Total noninterest income	22,520,927	15,786,518	5,393,574

Noninterest expense:
Salaries and employee benefits	36,145,588	27,469,275	13,130,779
Equipment and occupancy	10,260,915	7,521,602	3,766,593
Other real estate owned	160,367	—	—
Marketing and other business development	1,676,455	1,234,497	698,232
Postage and supplies	1,995,267	1,510,048	618,060
Amortization of core deposit intangibles	2,144,018	1,783,230	—
Merger related expense	621,883	1,635,831	—
Other noninterest expense	7,475,072	5,469,777	2,818,352

Total noninterest expense	60,479,565	46,624,260	21,032,016

Net income before income taxes	33,033,533	26,383,020	11,247,630
Income tax expense	9,992,178	8,455,987	3,192,362

Net income	$23,041,355	$17,927,033	$8,055,268

Per share information:
Basic net income per common share	$1.43	$1.28	$0.96

Diluted net income per common share	$1.34	$1.18	$0.85

Weighted average common shares outstanding:
Basic	16,100,076	13,954,077	8,408,663

Diluted	17,255,543	15,156,837	9,464,500

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the each of the years in the three-year period ended December 31, 2007

			Additional			Accumulated	Total
	Common Stock		Paid-in	Unearned	Retained	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balances, December 31, 2004	8,389,232	$8,389,232	$44,376,307	$(37,250)	$5,127,023	$24,863	$57,880,175
Exercise of employee incentive common stock options and related tax benefits	20,953	20,953	153,808	—	—	—	174,761
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	16,366	16,366	360,797	(377,163)	—	—	—
Compensation expense for restricted shares	—	—	—	244,724	—	—	244,724

Comprehensive income:
Net income	—	—	—	—	8,055,268	—	8,055,268
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $1,788,761	—	—	—	—	—	(2,918,503)	(2,918,503)

Total comprehensive income							5,136,765

Balances, December 31, 2005	8,426,551	$8,426,551	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425

Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS 123(R)	—	—	(169,689)	169,689	—	—	—
Exercise of employee incentive common stock options and related tax benefits	130,168	130,168	1,240,724	—	—	—	1,370,892
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	22,057	22,057	(22,057)	—	—	—	—
Exercise of director common stock warrants	11,000	11,000	44,000	—	—	—	55,000
Compensation expense for restricted shares	—	—	465,003	—	—	—	465,003
Compensation expense for stock options	—	—	1,009,958	—	—	—	1,009,958
Merger with Cavalry Bancorp, Inc.	6,856,298	6,856,298	164,231,274	—	—	—	171,087,572
Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	—	—	(187,609)	—	—	—	(187,609)
Comprehensive income:
Net income	—	—	—	—	17,927,033	—	17,927,033
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $521,886	—	—	—	—	—	852,747	852,747

Total comprehensive income							18,779,780

Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$—	$31,109,324	$(2,040,893)	$256,017,021

Exercise of employee incentive common stock options, stock appreciation rights and related tax benefits	99,862	99,862	883,429	—	—	—	983,291
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	42,301	42,301	(42,301)	—	—	—	—
Compensation expense for restricted shares	—	—	396,378	—	—	—	396,378
Compensation expense for stock options	—	—	1,703,441	—	—	—	1,703,441
Merger with Mid-America Bancshares, Inc.	6,676,580	6,676,580	176,833,242	—	—	—	183,509,822
Costs to register common stock issued in connection with the merger with Mid-America Bancshares, Inc.	—	—	(299,397)	—	—	—	(299,397)
Comprehensive income:
Net income	—	—	—	—	23,041,355	—	23,041,355
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $762,956	—	—	—	—	—	1,258,383	1,258,383

Total comprehensive income							24,299,738

Balances, December 31, 2007	22,264,817	$22,264,817	$390,977,308	$—	$54,150,679	$(782,510)	$466,610,294

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006	2005

Operating activities:
Net income	$23,041,355	$17,927,033	$8,055,268
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums on securities	492,280	629,634	1,130,766
Depreciation and net amortization	3,810,374	1,382,401	1,699,380
Provision for loan losses	4,719,841	3,732,032	2,151,966
Gains on sales of investment securities, net	(16,472)	—	(114,410)
Gain on loans and loan participations sold, net	(1,858,077)	(1,868,184)	(1,247,898)
Stock-based compensation expense	2,099,819	1,474,961	244,724
Deferred tax (benefit) expense	3,977,708	(1,164,336)	(575,755)
Tax benefit on exercise of stock awards	—	—	(50,535)
Excess tax benefit from stock compensation	(105,809)	(131,121)	—
Mortgage loans held for sale:
Loans originated	(169,808,372)	(131,971,094)	(102,874,134)
Loans sold	169,599,685	134,301,622	100,730,532
Increase in other assets	(17,546,455)	(6,103,122)	(3,155,825)
Increase (decrease) in other liabilities	(2,011,851)	(6,303,665)	2,177,477

Net cash provided by operating activities	16,394,026	11,906,161	8,171,556

Investing activities:
Activities in available for sale securities:
Purchases	(78,978,057)	(62,760,686)	(116,361,069)
Sales	770,400	—	6,791,867
Maturities, prepayments and calls	51,518,109	35,568,504	32,935,215
Increase in loans, net	(386,164,624)	(297,565,733)	(175,606,019)
Purchases of premises and equipment and software	(6,071,813)	(4,649,676)	(3,438,916)
Cash and cash equivalents acquired in merger with Cavalry Bancorp, Inc., net of acquisition costs	—	36,230,539	—
Cash and cash equivalents acquired in merger with Mid-America Bancshares, Inc., net of acquisition costs	38,149,471	—	—
Purchases of other assets	(4,905,032)	(6,107,658)	(2,708,000)

Net cash used in investing activities	(385,681,546)	(299,284,710)	(258,386,922)

Financing activities:
Net increase in deposits	346,584,243	229,745,145	239,423,716
Net increase (decrease) in repurchase agreements	(5,481,091)	75,181,529	33,906,372
Net increase in Federal funds purchased	48,862,000	—	—
Federal Home Loan Bank:
Issuances	80,000,000	56,000,000	62,000,000
Payments	(102,304,513)	(61,540,828)	(74,000,000)
Proceeds from issuance of subordinated debt	30,928,000	20,619,000	20,619,000
Exercise of common stock warrants	—	55,000	—
Exercise of common stock options and stock appreciation rights	877,482	1,239,771	174,761
Excess tax benefit from stock compensation	105,809	131,121	—
Costs incurred in connection with registration of common stock issued in merger	(299,397)	(187,609)	—

Net cash provided by financing activities	399,272,533	321,243,129	282,123,849

Net increase in cash and cash equivalents	29,985,013	33,864,580	31,908,483
Cash and cash equivalents, beginning of year	92,518,850	58,654,270	26,745,787

Cash and cash equivalents, end of year	$122,503,863	$92,518,850	$58,654,270

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of Nashville-Davidson-Rutherford-Franklin and Knoxville Metropolitan Statistical Areas.
     In addition to Pinnacle National, Pinnacle Financial, for the time period following the merger with Mid-America Bancshares, Inc. (“Mid-America”), through February 29, 2008, conducted banking operations through the two banks formerly owned by Mid-America: PrimeTrust Bank in Nashville, Tennessee and Bank of the South in Mt. Juliet, Tennessee. On February 29, 2008, Pinnacle National purchased all of the assets and assumed all of the liabilities of PrimeTrust Bank and simultaneously sold the charter of PrimeTrust Bank to an unaffiliated third party for $500,000. Pinnacle Financial also merged Bank of the South into Pinnacle National on that date. References to Pinnacle National as of December 31, 2007 include PrimeTrust Bank and Bank of the South.
     Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III, PNFP Statutory Trust IV and Collateral Plus, LLC, are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.
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
     Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as Pinnacle Financial’s core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.
     Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Pinnacle Financial’s annual assessment date is as of September 30 such that the assessment will be completed during the fourth quarter of each year. Should we determine in a future period that the goodwill recorded in connection with our acquisitions of Mid-America Bancshares, Inc. (“Mid-America”) and Cavalry Bancorp, Inc. (“Cavalry”) has been impaired, then a charge to our earnings will be recorded in the period such determination is made.
     Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2007 as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
	2007	2006	2005

Cash Payments:
Interest	$76,735,790	$50,752,304	$16,154,326
Income taxes	7,900,000	8,280,000	3,802,633
Noncash Transactions:
Common stock, stock appreciation rights, and options issued to acquire Mid-America Bancshares, Inc. (see note 2)	183,509,822	—	—
Common stock and options issued to acquire Cavalry Bancorp, Inc. (see note 3)	—	171,087,572	—
Loans charged-off to the allowance for loan losses	1,341,890	818,467	207,647
Loans foreclosed upon with repossessions transferred to other assets	481,915	994,781	—
     Securities — Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.
     A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, management considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.
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
     Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2007 and 2006, net deferred loan fees of $2.8 million and net deferred loan fees of $3.4 million, respectively, were included in loans on the accompanying consolidated balance sheets. Net deferred loan fees at December 31, 2007 includes the unamortized discount of $875,000 assigned to the loan portfolio acquired from the Mid-America acquisition as more fully discussed in “Note 2 — Merger with Mid-America Bancshares, Inc.”. Net deferred loan fees at December 31, 2007 also includes the unamortized discount of $794,000 assigned to the loan portfolio acquired from the Cavalry acquisition as more fully discussed in “Note 3 — Merger with Cavalry Bancorp, Inc.”
     The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Generally, all

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.
     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review Pinnacle Financial’s allowance for loan losses, and may require Pinnacle Financial to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.
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
     Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.
     Pinnacle National is the lessee with respect to several office locations. All such leases are being accounted for as operating leases within the accompanying consolidated financial statements. Several of these leases include rent escalation clauses. Pinnacle National expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2007, the deferred liability associated with these escalating rentals was approximately $540,000 and is included in other liabilities in the accompanying consolidated balance sheets.
     Investments in unconsolidated subsidiaries and other entities — In addition to investments in unconsolidated subsidiaries, Pinnacle Financial maintains certain investments, at cost, with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship. These entities include the Federal Reserve Bank of Atlanta, the Bankers’ Bank of Atlanta and the Federal Home Loan Bank of Cincinnati. At December 31, 2007 and 2006, the cost of these investments was $15,655,000 and $12,794,000, respectively. Pinnacle Financial determined that it is not practicable to estimate the fair value of these investments. Pinnacle Financial has not observed any events or changes in circumstances that would have had an adverse effect on the fair value of the investment. Additionally, Pinnacle Financial has recorded certain unconsolidated investments in other entities, at fair value, of $1,252,000 and $65,000 at December 31, 2007 and 2006. During 2007, Pinnacle Financial recorded a loss of $35,000 due to reductions in the fair value of these investments. These investments are reflected in the accompanying consolidated balance sheets in investments in unconsolidated subsidiaries and other entities.
     Securities sold under agreements to repurchase — Pinnacle National routinely sells securities to certain treasury management customers and then repurchases these securities the next day. Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other Assets — Included in other assets as of December 31, 2007 and 2006, is approximately $840,000 and $765,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2007, 2006 and 2005, Pinnacle Financial’s amortization expense was approximately $208,000, $281,000 and $272,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.
     Included in other assets at December 31, 2007 and 2006 is $1,673,000 and $995,000, respectively, of other real estate owned (OREO). OREO represents properties acquired by Pinnacle National through loan defaults by customers. The property is recorded at the lower of cost or fair value less estimated costs to sell at the date acquired. An allowance for losses on OREO may be maintained for subsequent valuation adjustments on a specific property basis, when necessary. Any gains or losses realized at the time of disposal are reflected in non interest income or non interest expense, as applicable.
     Pinnacle National is the owner and beneficiary of various life insurance policies on certain key executives and former Cavalry directors, including policies that were acquired in its merger with Cavalry. These policies are reflected in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2007 and 2006, the aggregate cash surrender value of these policies, which is reflected in other assets, was $33.4 million and $14.8 million, respectively.
     Also included in other assets at December 31, 2007 and 2006 is $648,000 and $770,000, respectively, which is related to loan participations which have been sold to correspondent banks. These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial. These amounts are amortized against net interest income over the life of the loan. Amortization of these amounts was $361,000, $127,000 and $165,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Derivative Instruments — In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133,” all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.
     The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, on the reason for holding it. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings in the period of change. None of the derivatives utilized by Pinnacle Financial have been designated as a hedge.
     Investment Services and Trust Fees — Investment services and trust fees are recognized when earned. As of December 31, 2007 and 2006, Pinnacle Financial had accumulated approximately $878 million and $597 million, respectively, in brokerage assets under management. Additionally, the trust department had accumulated approximately $464 million and $395 million at December 31, 2007 and 2006, respectively, in trust assets under management.
     Insurance Sales Commissions — Insurance sales commissions are recognized as of the effective date of the policy and when the premium due under the policy can be reasonably estimated and when the premium is billable to the client, less a provision for commission refunds in the event of policy cancellation prior to termination date.
     Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
     The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s financial statements.
     It is Pinnacle Financial’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.
     Pinnacle Financial and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.
     Income Per Common Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted earnings per share by application of the treasury stock method.
     As of December 31, 2007 there were 2,384,000 stock options and 15,000 stock appreciation rights outstanding to purchase common shares. As of December 31, 2006 there were 1,658,000 stock options outstanding to purchase common shares. Most of these options have exercise prices and compensation costs attributable to current services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the years in the three year period ended December 31, 2007. There were common stock options of 327,000 and 287,000 outstanding as of December 31, 2007 and 2006, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of December 31, 2007, 2006 and 2005, Pinnacle Financial had outstanding warrants to purchase 395,000, 395,000 and 406,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for each of the years in the three-year period ended December 31, 2007.
     The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2007:

	2007	2006	2005

Basic earnings per share calculation:
Numerator — Net income	$23,041,355	$17,927,033	$8,055,268

Denominator — Average common shares outstanding	16,100,076	13,954,077	8,408,663
Basic net income per share	$1.43	$1.28	$0.96

Diluted earnings per share calculation:
Numerator — Net income	$23,041,355	$17,927,033	$8,055,268

Denominator — Average common shares outstanding	16,100,076	13,954,077	8,408,663
Dilutive shares contingently issuable	1,155,467	1,202,760	1,055,837

Average diluted common shares outstanding	17,255,543	15,156,837	9,464,500

Diluted net income per share	$1.34	$1.18	$0.85
     Stock-Based Compensation — On January 1, 2006, Pinnacle Financial adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as Pinnacle Financial formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective method which required the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the two year period ended December 31, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). See Note 15 for further details.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of income during 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 and for the stock-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying consolidated statements of income for 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information for 2005, which is also detailed in Note 15 we accounted for forfeitures as they occurred.
     Comprehensive Income (Loss) —SFAS No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, Pinnacle Financial’s other comprehensive loss consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.
Note 2. Merger with Mid-America Bancshares, Inc.
     On November 30, 2007, Pinnacle Financial consummated its merger with Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company located in Nashville, Tennessee. Pursuant to the merger agreement, Pinnacle acquired all Mid-America common stock via an exchange whereby Mid-America shareholders received a fixed exchange ratio of 0.4655 shares of Pinnacle Financial common stock and $1.50 in cash for each share of Mid-America common stock, or approximately 6.7 million Pinnacle Financial shares and $21.6 million in cash. The accompanying consolidated financial statements include the activities of the former Mid-America since November 30, 2007.
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Mid-America as of November 30, 2007 (in thousands):

Cash and cash equivalents	$60,795
Investment securities — available-for-sale	147,766
Loans, net of an allowance for loan losses of $8,695	855,887
Goodwill	129,334
Core deposit intangible	8,085
Other assets	49,854

Total assets acquired	1,251,721

Deposits	957,076
Federal Home Loan Bank advances	61,383
Other liabilities	27,107

Total liabilities assumed	1,045,566

Total consideration paid for Mid-America	$206,155

     As noted above, total consideration for Mid-America approximates $206.2 million of which $183.5 million was in the form of Pinnacle Financial common shares, options, and stock appreciation rights to acquire Pinnacle Financial common shares, $21.6 million was in the form of cash, and $1.1 million in investment banking fees,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
attorney’s fees and other costs related to the acquisition which have been accounted for as a component of the purchase price. Pinnacle Financial issued 6,676,580 shares of Pinnacle Financial common stock to the former Mid-America shareholders. In accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the consideration shares were valued at $26.26 per common share which represents the average closing price of Pinnacle Financial common stock from the two days prior to the merger announcement on August 15, 2007 through the two days after the merger announcement. Aggregate consideration for the common stock issued was approximately $196.9 million. Additionally, Pinnacle Financial also has assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”) pursuant to which Pinnacle is obligated to issue 487,835 shares of Pinnacle Financial common stock upon exercise of stock options and stock appreciation rights awarded to certain former Mid-America employees who held outstanding options and stock appreciation rights as of November 30, 2007. All of these options and stock appreciation rights were fully vested prior to the merger announcement date and expire at various dates between 2011 and 2017. The exercise prices for these stock options and the grant prices for these stock appreciation rights range between $6.63 per share and $21.37 per share. In accordance with SFAS No. 141, Pinnacle Financial has considered the fair value of these options and stock appreciation rights in determining the acquisition cost of Mid-America. The fair value of these vested options and stock appreciation rights approximated $8.2 million which has been included as a component of the aggregate purchase price.
     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has preliminarily recognized $8.1 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the year ended December 31, 2007, approximately $81,000 was recognized in the accompanying consolidated statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $600,000 to $975,000 per year for the next ten years.
     Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including an $883,000 discount associated with the loan portfolio, a $2.7 million premium for Mid-America’s certificates of deposit and a $898,000 premium for Mid-America’s Federal Home Loan Bank advances. Pinnacle Financial also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into our consolidated statements of income using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities. For the year ended December 31, 2007, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $528,000. Based on the estimated useful lives of the acquired loans, certificates of deposits, and FHLB advances, Pinnacle Financial expects to recognize increases in net interest income related to the accretion of these purchase accounting adjustments of $3.9 million in subsequent years.
     Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. Prior to the merger with Mid-America and due to deteriorating credit conditions during the fourth quarter of 2007, the management of Mid-America identified approximately $19 million in loans which had weaker credit conditions and charged-off approximately $8.9 million related to these loans. Subsequently, Pinnacle Financial identified $10.3 million of loans to which the application of the provisions of SOP 03-03 was required. Pinnacle recorded no further purchase accounting adjustments to these balances as of November 30, 2007. At December 31, 2007, the carrying value of these loans was $10.3 million.
     Pinnacle Financial is in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of December 31, 2007.
     The following pro forma income statements assume the merger was consummated on January 1, 2006. The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2007	2006(1)

	(unaudited)
Pro Forma Income Statements:
Net interest income	$104,610	$78,454
Provision for loan losses	14,544	5,005
Noninterest income	29,495	21,141
Noninterest expense	98,437	68,897

Net income before taxes	21,124	25,693
Income tax expense	6,908	7,750

Net income	$14,216	$17,943

Pro Forma Per Share Information:
Basic net income per common share	$0.64	$0.98
Diluted net income per common share	$0.61	$0.92

Weighted average shares outstanding:
Basic	22,209,642	18,222,247
Diluted	23,365,109	19,483,299

(1)	In preparation and as a result of the merger during 2007, Mid-America and Pinnacle Financial incurred significant merger related charges of approximately $3.9 million in the aggregate, primarily for severance benefits, accelerated vesting of defined compensation agreements, investment banker fees, etc. Including these charges would have decreased pro forma net income for the year ended December 31, 2007 by $2.35 million resulting in net income of $11,872,000 and a basic and fully diluted pro forma net income per share of $0.53 and $0.51, respectively.
     During the year ended December 31, 2007, Pinnacle Financial incurred merger integration expense related to the merger with Mid-America of $622,000. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.
     Following the merger with Mid-America, on February 29, 2008, Pinnacle National purchased all of the assets and assumed all of the liabilities of PrimeTrust Bank and simultaneously sold the charter of PrimeTrust Bank to an unaffiliated third party for $500,000. Pinnacle Financial also merged Bank of the South into Pinnacle National on that date, leaving Pinnacle National as the sole banking subsidiary of Pinnacle Financial. Goodwill was reduced as a result of the sale of the charter, and therefore no gain was recorded.
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
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006 (in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents	$37,420
Investment securities — available-for-sale	39,476
Loans, net of an allowance for loan losses of $5,102	545,598
Goodwill	114,288
Core deposit intangible	13,168
Other assets	42,937

Total assets acquired	792,887

Deposits	583,992
Federal Home Loan Bank advances	17,767
Other liabilities	18,851

Total liabilities assumed	620,610

Total consideration paid for Cavalry	$172,277

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
     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the year ended December 31, 2007 and 2006, approximately $2.1 and $1.8 million, respectively, was recognized in the accompanying consolidated statements of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.6 million to $2.0 million per year for the next five years with a lesser amount for the remaining year.
     Pinnacle Financial also recorded other adjustments to the carrying value of Cavalry’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $4.8 million discount associated with the loan portfolio, a $2.9 million premium for Cavalry’s certificates of deposit and a $4.6 million premium for Cavalry’s land and buildings. Pinnacle Financial also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to financial assets and liabilities are being amortized into our consolidated statements of income using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the years ended December 31, 2007 and 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $2.5 and $3.7 million, respectively. Based on the estimated useful lives of the acquired loans and deposits, Pinnacle Financial expects to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $1.5 million in subsequent years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. At March 15, 2006, Pinnacle Financial identified $3.9 million in loans to which the application of the provisions of SOP 03-03 was required. The purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $1.0 million related to Cavalry’s impaired loans, thus reducing the carrying value of these loans to $2.9 million as of March 15, 2006. At December 31, 2007, the carrying value of these loans had been reduced to $679,000 due to cash payments received from the borrowers.
     During the year ended December 31, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $1,636,000. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.
Note 4. Restricted Cash Balances
     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For each of the years ended December 31, 2007 and 2006, the average daily balance maintained at the Federal Reserve was approximately $611,000.
Note 5. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	69,481,328	199,761	18,526	69,662,563
Mortgage-backed securities	297,909,174	1,237,808	1,441,636	297,705,346
State and municipal securities	127,220,978	208,241	1,523,412	125,905,807
Corporate notes	2,415,782	—	37,559	2,378,223

	$497,027,262	$1,645,810	$3,021,133	$495,651,939

Securities held-to-maturity:
U.S. government agency securities	$17,747,589	$4,436	$—	17,752,025
State and municipal securities	9,285,767	23,175	177,494	9,131,448

	$27,033,356	$27,611	$177,494	$26,883,473

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	38,076,428	9,739	457,321	37,628,846
Mortgage-backed securities	220,397,093	455,203	3,028,241	217,824,055
State and municipal securities	62,215,952	131,412	388,124	61,959,240
Corporate notes	1,887,475	—	62,188	1,825,287

	$322,576,948	$596,354	$3,935,874	$319,237,428

Securities held-to-maturity:
U.S. government agency securities	$17,747,278	$—	$378,528	$17,368,700
State and municipal securities	9,509,648	—	284,113	9,225,535

	$27,256,876	$—	$662,641	$26,594,235

     Pinnacle Financial realized approximately $16,000 in net gains from the sale of $770,000 of available-for-sale securities during the year ended December 31, 2007. There were no losses on the sale of securities during the year ended December 31, 2007. Pinnacle Financial had no sales of investment securities in 2006. Pinnacle Financial realized approximately $114,000 in net gains from the sale of $6.8 million of available for sale securities during the year ended December 31, 2005.
     At December 31, 2007, approximately $411,271,000 of Pinnacle Financial’s available-for-sale portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
     The amortized cost and fair value of debt securities as of December 31, 2007 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
		Fair	Amortized	Fair
	Amortized Cost	Value	Cost	Value

Due in one year or less	$29,574,165	$29,565,012	$1,578,186	$1,571,404
Due in one year to five years	71,667,981	71,674,128	22,535,568	22,403,338
Due in five years to ten years	52,785,286	52,318,514	2,919,602	2,908,731
Due after ten years	45,090,656	44,388,939	—	—

	$199,118,088	$197,946,593	$27,033,356	$26,883,473

     At December 31, 2007 and 2006, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2007:
U.S. government agency securities	$13,942,078	$25,198	$2,985,600	$14,400	$16,927,678	$39,598
Mortgage-backed securities	51,240,090	181,098	97,593,453	1,260,537	148.833.543	1.441.635
State and municipal securities	54,467,544	1,193,763	35,481,739	486,071	89,949,283	1,679,834
Corporate notes	527,115	300	1,451,108	37,260	1,978,223	37,560

Total temporarily-impaired securities	$120,176,827	$1,400,359	$137,511,900	$1,798,268	$257,688,727	$3,198,627

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006:

U.S. government agency securities	$—	$—	$47,988,246	$835,849	$47,988,246	$835,849
Mortgage-backed securities	13,959,080	68,965	149,496,521	2,959,276	163,455,601	3,028,241
State and municipal securities	13,975,595	47,071	35,660,379	625,166	49,635,974	672,237
Corporate notes	—	—	1,825,286	62,188	1,825,286	62,188

Total temporarily-impaired securities	$27,934,675	$116,036	$234,970,432	$4,482,479	$262,905,107	$4,598,515

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
Note 6. Loans and Allowance for Loan Losses
     The composition of loans at December 31, 2007 and 2006 is summarized as follows:

	2007	2006

Commercial real estate — Mortgage	$728,200,839	$284,301,650
Consumer real estate — Mortgage	562,720,828	299,626,769
Construction and land development	517,399,037	253,097,234
Commercial and industrial	838,160,611	608,529,830
Consumer and other	103,159,374	52,179,341

Total Loans	2,749,640,689	1,497,734,824
Allowance for loan losses	(28,470,207)	(16,117,978)

Loans, net	$2,721,170,482	$1,481,616,846

     Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2007 and 2006:

	2007	2006

Trucking industry	$109,118,000	$89,862,000
Lessors of nonresidential buildings	249,959,000	133,504,000
Lessors of residential buildings	135,413,000	65,791,000
Land subdividers	283,327,000	164,535,000
New housing operative builders	269,744,000	192,373,000
New single family housing construction	104,980,000	18,900

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2007 are as follows:

	2007	2006	2005

Balance at beginning of period	$16,117,978	$7,857,774	$5,650,014
Charged-off loans	(1,341,890)	(818,467)	(207,647)
Recovery of previously charged-off loans	279,491	244,343	263,441
Allowance from Mid-America acquisition (see note 2)	8,694,787	—	—
Allowance from Cavalry acquisition (see note 3)	—	5,102,296	—
Provision for loan losses	4,719,841	3,732,032	2,151,966

Balance at end of period	$28,470,207	$16,117,978	$7,857,774

     At December 31, 2007 and 2006, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $19,677,000 and $7,070,000 at December 31, 2007 and 2006, respectively. In each case, at the date such loans were placed on nonaccrual, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these loans been on accruing status, interest income would have been higher by $485,000, $283,000 and $21,000 for each of the years in the three-year period ended December 31, 2007, respectively. For each of years in the three year period ended December 31, 2007, the average balance of nonaccrual loans was $5,747,000, $2,735,000 and $387,000, respectively. As all loans that are deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any impaired loans during the three year period ended December 31, 2007. At December 31, 2007, Pinnacle Financial allocated approximately $50,000 of its allowance for loan losses for loans considered to be impaired. At December 31, 2006, Pinnacle Financial did not have an allowance for loans considered to be impaired.
     At December 31, 2007, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $27,653,000 to certain directors, executive officers, and their related entities, of which $18,467,000 had been drawn upon. At December 31, 2006, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $23,392,000 to certain directors, executive officers, and their related entities, of which approximately $17,461,000 had been drawn upon. During 2007, $2,493,000 of new loans were made, $2,473,000 of loans were purchased through the Mid-America acquisition, and repayments totaled $1,487,000. During 2006, $10,640,000 of new loans were made, $120,000 of loans were purchased through the Cavalry acquisition, and repayments totaled $860,000. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved. None of these loans to certain directors, executive officers, and their related entities, were impaired at December 31, 2007 or 2006.
     During the three-year period ended December 31, 2007, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with U.S. generally accepted accounting principles, Pinnacle Financial has reflected a net gain on the sale of these participated loans for each of the years in the three year period ended December 31, 2007 of $239,000, $420,000 and $152,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent banks based on their participation in the loan. At December 31, 2007, Pinnacle Financial was servicing $182.5 million of loans for correspondent banks and other entities.
     At December 31, 2007 and 2006, Pinnacle Financial had $11.3 million and $5.7 million in mortgage loans held-for-sale. During 2007, Pinnacle Financial recognized $1.6 million in gains on the sale of $170.0 million in mortgage loans held-for-sale.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Premises and Equipment and Lease Commitments
     Premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	Range of Useful Lives	2007	2006

Land	—	$15,365,882	$9,545,667
Buildings	15 to 30 years	41,255,704	19,849,960
Leasehold improvements	15 to 20 years	5,087,210	1,954,028
Furniture and equipment	3 to 15 years	26,910,636	21,350,694

		88,619,432	52,700,349
Accumulated depreciation		(20,233,486)	(16,414,553)

		$68,385,946	$36,285,796

     Depreciation and amortization expense was approximately $3,884,000, $2,702,000 and $997,000 for each of the years in the three-year period ended December 31, 2007.
     Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2007, 2006 and 2005 totaled $1,346,000, $1,161,000 and $950,000, respectively. At December 31, 2007, the approximate future minimum lease payments due under the aforementioned operating leases for their base term is as follows:

2008	$1,846,000
2009	1,878,000
2010	1,673,000
2011	1,343,000
2012	1,360,000
Thereafter	10,225,651

$18,326,837

     At December 31, 2007, Pinnacle Financial had $881,000 recorded as a liability for the present value of future lease payments on a facility acquired in its merger with Mid-America that it intends to close in 2008.
Note 8. Deposits
     At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$1,168,105,188
2009	153,890,291
2010	31,986,218
2011	12,512,723
2012	5,688,898

$1,372,183,317

     Additionally, at December 31, 2007 and 2006, approximately $1,000,302,000 and $440,136,000, respectively, of time deposits had been issued in denominations of $100,000 or greater.
     At December 31, 2007, Pinnacle Financial had $4.9 million of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheet.
Note 9. Federal Home Loan Bank Advances and Other Borrowings
     Pinnacle Financial’s banking subsidiaries are members of the Federal Home Loan Bank of Cincinnati (“FHLB”) and as a result, are eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists the banking subsidiaries in the funding of their home mortgage and commercial real estate loan portfolios. The banking subsidiaries have pledged certain qualifying residential mortgage loans and, pursuant to a

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
blanket lien, all qualifying commercial mortgage loans with an aggregate carrying value of $257,355,000 as collateral under the borrowing agreements with the FHLB.
     At December 31, 2007 and 2006, Pinnacle Financial had received advances from the FHLB totaling $92,804,000 and $53,726,000, respectively. At December 31, 2007, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled
	Maturities	Interest Rate Ranges

2008	$15,554,292	4.4% to 5.2%
2009	15,000,000	5.0%
2010	13,250,485	4.1% to 5.0%
2011-2020	48,999,356	2.3% to 4.4%

	$92,804,133

Weighted average interest rate		4.3%
     At December 31, 2007, Pinnacle National has accommodations which allow it to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2007, the balance owed these correspondents amounted to $48,862,000 under these arrangements. There were no outstanding balances at December 31, 2006 under these arrangements.
     At December 31, 2007, Pinnacle Financial had outstanding a $9 million obligation to a bank secured by the outstanding common stock of Bank of the South. This obligation bears interest at Prime Rate less 1% and is due December 13, 2008. In February of 2008, Pinnacle Financial entered into a loan agreement related to a $25 million line of credit with a regional bank. This line of credit will be used to support the growth of Pinnacle National and pay off the aforementioned $9 million obligation. The $25 million line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our and our subsidiaries’ business, a negative pledge on the common stock of Pinnacle National and is priced at 30- day LIBOR plus 125 basis points.
     At December 31, 2007, Pinnacle Financial had $34,897,000 in borrowing availability with the FHLB and other correspondent banks with whom its subsidiary banks have arranged lines of credit.
Note 10. Investments in Affiliated Companies
     On December 29, 2003, Pinnacle Financial established PNFP Statutory Trust I; on September 15, 2005 Pinnacle Financial established PNFP Statutory Trust II; on September 7, 2006 Pinnacle Financial established PNFP Statutory Trust III; and on October 31, 2007 PNFP Statutory Trust IV was established (“Trust I”; “Trust II”; “Trust III”; “Trust IV” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000 and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. Pinnacle Financial’s aggregate $2,476,000 and $1,548,000 investment in the Trusts is included in investments in unconsolidated subsidiaries and other entities in the accompanying consolidated balance sheet at December 31, 2007 and 2006, respectively, and the $82,476,000 and $51,548,000 obligation of Pinnacle Financial is reflected as subordinated debt at December 31, 2007 and 2006, respectively.
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (8.49% at December 31, 2007) which is set each quarter and mature on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum through September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (6.88% at December 31, 2007) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (7.76% at December 31, 2007) which is set each quarter and mature on September 30, 2037.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
     At December 31, 2007, the scheduled maturities of these Subordinated Debentures are as follows:

Scheduled
Maturities

2008	$10,310,000
2009	20,619,000
2010	51,547,000
2011-2020	—

$82,476,000

     The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of $120,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II; Trust III or Trust IV.
     Combined summary financial information for the Trusts follows (dollars in thousands):
Combined Summary Balance Sheets

	December 31, 2007	December 31, 2006

Asset — Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$51,548

Liabilities	$—	$—
Stockholder’s equity — Trust preferred securities	80,000	50,000
Common securities (100% owned by Pinnacle Financial)	2,476	1,548

Total stockholder’s equity	82,476	51,548

Total liabilities and stockholder’s equity	$82,476	$51,548

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Summary Income Statement
	Year ended December 31,
	2007	2006	2005

Income — Interest income from subordinated debentures issued by Pinnacle Financial	$3,965	$2,504	$986

Net Income	$3,965	$2,504	$986

Combined Summary Statement of Stockholder’s Equity
	Trust	Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity

Balances, December 31, 2004	$10,000	$310	$—	$10,310
Net income	—	—	986	986
Issuance of trust preferred securities	20,000	619	—	20,619
Dividends:
Trust preferred securities	—	—	(956)	(956)
Common paid to Pinnacle Financial	—	—	(30)	(30)

Balances, December 31, 2005	$30,000	$929	$—	$30,929
Net income	—	—	2,504	2,504
Issuance of trust preferred securities	20,000	619	—	20,619
Dividends:
Trust preferred securities	—	—	(2,428)	(2,428)
Common paid to Pinnacle Financial	—	—	(76)	(76)

Balances, December 31, 2006	$50,000	$1,548	$—	$51,548
Net income	—	—	3,965	3,965
Issuance of trust preferred securities	30,000	928	—	30,928
Dividends:
Trust preferred securities	—	—	(3,847)	(3,847)
Common paid to Pinnacle Financial	—	—	(118)	(118)

Balances, December 31, 2007	$80,000	$2,476	$—	$82,476

Note 11. Income Taxes
     FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods. Pinnacle Financial adopted the provisions of FIN 48, on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of January 1, 2007, Pinnacle Financial had $700,000 of unrecognized tax benefits related to Federal income tax matters, of which $687,000 was utilized during 2007 as uncertainties related to the acquisition of Cavalry were resolved. The remaining $13,000 was removed during 2007 through an adjustment to goodwill. The reversal of these unrecognized tax benefits did not impact the Company’s effective tax rate. As of December 31, 2007, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2008 relative to any tax positions taken prior to December 31, 2007.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pinnacle Financial’s unrecognized tax benefits at December 31, 2007 are summarized as follows:

2007

Balance at beginning of year	$700,000
Increases (decreases) in unrecognized tax benefits relating to current period	—
Increases (decreases) in unrecognized tax benefits relating to prior period	(700,000)
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statue of limitations	—

Balance at end of year	$—

     As of December 31, 2007, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. It is Pinnacle Financial’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.
     Pinnacle Financial and its subsidiaries file a consolidated U.S. Federal and state of Tennessee income tax returns. Pinnacle Financial is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2007, and the state of Tennessee for the years ended December 31, 2002 through 2007.
     Income tax expense attributable to income from continuing operations for each of the years in the three-year period ended December 31, 2007 consists of the following:

	2007	2006	2005
Current tax expense (benefit):
Federal	$6,422,436	$9,073,193	$3,589,487
State	(407,966)	547,130	178,630

Total current tax expense (benefit)	6,014,470	9,620,323	3,768,117

Deferred tax expense (benefit):
Federal	3,318,644	(971,418)	(479,072)
State	659,064	(192,918)	(96,683)

Total deferred tax expense (benefit)	3,977,708	(1,164,336)	(575,755)

	$9,992,178	$8,455,987	$3,192,362

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% in 2007 and 2006 and 34% in 2005 to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2007 is as follows:

	2007	2006	2005

Income taxes at statutory rate	$11,561,737	$9,234,057	$3,824,194
State tax expense, net of federal tax effect	163,214	230,238	54,085
Federal tax credits	(360,000)	(300,000)	(300,000)
Tax-exempt securities	(889,716)	(602,100)	(339,900)
Insurance premiums	(304,807)	(91,049)	—
Other items	(178,250)	(15,159)	(46,017)

Income tax expense	$9,992,178	$8,455,987	$3,192,362

     The effective tax rate for all years is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for each of the years in the three year period ended December 31, 2007 was $360,000 in 2007 and $300,000 in 2006 and 2005. Pinnacle Financial believes that it and its subsidiary have complied with the various regulatory provisions of the New Markets Tax Credit program in each of these years. Also, during 2004, Pinnacle National formed a real estate investment trust which provides Pinnacle Financial with an alternative vehicle for raising capital. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits to Pinnacle National and Pinnacle Financial.
     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Loan loss allowance	$11,104,038	$6,654,334
Loans	1,398,865	1,337,983
Securities	485,398	1,251,636
Accrued liability for supplemental retirement agreements	433,049	1,535,688
Deposits	1,156,680	585,568
Restricted stock and stock options	559,888	316,407
FHLB discount	346,402	—
Mid-America organization costs	298,169	—
Net operating loss carryforward	1,662,445	—
Other deferred tax assets	546,491	23,889

Total deferred tax assets	17,991,425	11,705,505

Deferred tax liabilities:
Depreciation and amortization	5,620,575	1,563,078
Core deposit intangible asset	6,803,830	4,473,076
REIT dividends	266,981	—
FHLB dividends	853,829	770,156
Other deferred tax liabilities	838,845	440,642

Total deferred tax liabilities	14,384,060	7,246,952

Net deferred tax assets	$3,607,365	$4,458,553

     At December 31, 2007, Pinnacle Financial had approximately $4.3 million in Federal net operating loss carryforwards that will begin expiring in 2021 if not used. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Pinnacle Financial will realize the benefit of these deductible differences. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Note 12. Commitments and Contingent Liabilities
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at December 31, 2007 is as follows:

Commitments to extend credit	$833,893,000
Standby letters of credit	98,305,000
     At December 31, 2007, the fair value of Pinnacle Financial’s standby letters of credit was $234,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at December 31, 2007 will not have a material effect on Pinnacle Financial’s consolidated financial statements.
Note 13. Common Stock Warrants
     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial were awarded warrants to acquire 406,000 shares of common stock at $5.00 per share. During 2006, 11,000 warrants were exercised and, as a result, 395,000 unexercised warrants were outstanding and exercisable at December 31, 2007 and 2006. The outstanding warrants expire August 17, 2010.
Note 14. Salary Deferral Plans and Cavalry Supplemental Executive Retirement Agreements
     Pinnacle Financial has 401(k) retirement plans (the “401k Plans) covering all employees who elect to participate, subject to certain eligibility requirements. The Plans allow employees to defer up to 15% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% in Pinnacle Financial stock during 2007 and 2006. In 2005, the match was calculated at 50% of the first 6% deferred in Pinnacle Financial stock. Subsequent to the merger with Cavalry, from March 15, 2006 through December 29, 2006, certain employees participated in the Cavalry Bancorp 401(k) plan. On December 29, 2006, the Cavalry Bancorp 401(k) plan was merged into the Pinnacle Financial 401(k) plan. Subsequent to the merger with Mid-America, from November 30, 2007 through December 31, 2007, certain employees participated in the Bank of the South 401(k) Plan and the PrimeTrust 401(k) Plan. The Bank of the South 401(k) Plan and the PrimeTrust 401(k) were merged into the Pinnacle Financial 401(k) plan on January 1, 2008. Pinnacle Financial’s expense associated with the matching component of the plan(s) for each of the years in the three-year period ended December 31, 2007 was approximately

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$996,000, $762,000 and $259,000, respectively, and is included in the accompanying consolidated statements of income in salaries and employee benefits expense.
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
     Pinnacle National serves as the Trustee of the Cavalry ESOP. During 2007 and 2006, Pinnacle National assessed the Cavalry ESOP no fees as Trustee. Additionally, Pinnacle National incurred administrative expenses of $27,000 and $15,000, respectively, primarily auditing and consulting expenses, to maintain the plan.
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
     Pinnacle Financial recognized approximately $163,000 in compensation expense in each of the years ended December 31, 2007 and 2006 related to the Cavalry SRAs. During 2007, compensation expense related to the Cavalry SRAs was reduced by $330,000 due to Pinnacle Financial offering a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement. Two individuals remain as participants in the Cavalry SRAs. Additionally, Pinnacle Financial incurred approximately $6,000 and $5,000 in administrative expenses to maintain the Cavalry SRA during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, included in other liabilities is $1,104,000 and $3,915,000, respectively, which represents the net present value of the future obligations owed the participants in the Cavalry SRAs using a discount rate of 5.0% at December 31, 2007 and 5.5% at December 31, 2006.
Note 15. Stock Options, Stock Appreciation Rights and Restricted Shares
     Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At December 31, 2007, there were 728,661 shares available for issue under these plans.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. There were 195,551 Pinnacle shares which could be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,835 Pinnacle shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $6.63 per share and $21.37 per share. At December 31, 2007, there were 88,435 shares available for issue under the Mid-America Plans.
Common Stock Options and Stock Appreciation Rights
     As of December 31, 2007, of the 2,384,000 stock options and 15,000 stock appreciation rights outstanding, 1,426,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 973,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder. All stock options granted under the Pinnacle equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant. All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.
     A summary of the activity within the equity incentive plans during each of the years in the three year period ended December 31, 2007 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2004	1,068,350	$7.03
Granted	209,482	23.74
Exercised	(20,953)	5.93
Forfeited	(14,486)	14.93

Outstanding at December 31, 2005	1,242,393	$9.78

Additional stock option grants resulting from assumption of the Cavalry Plan	195,551	10.80
Granted	365,519	24.00
Exercised	(130,168)	9.69
Forfeited	(14,836)	15.45

Outstanding at December 31, 2006	1,658,459	$12.93

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)

Additional stock option grants and stock appreciation rights resulting from assumption of the Mid-America Plan	487,835	14.54
Granted	376,543	30.66
Stock options exercised	(99,741)	8.68
Stock appreciation rights exercised(2)	(465)	21.37
Forfeited	(23,808)	28.00

Outstanding at December 31, 2007	2,398,823	$16.84	6.9	$23,784

Outstanding and expected to vest at December 31, 2007	2,357,000	$16.67	6.9	$23,692

Options exercisable at December 31, 2007	1,533,986	$11.06	6.2	$20,876

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $25.42 per common share for the 2.1 million options and stock appreciation rights that were in-the-money at December 31, 2007.
(2)	The 465 stock appreciation rights exercised during 2007 settled for 121 shares of Pinnacle Financial common stock.
     During the year ended December 31, 2007, 213,000 option awards vested at an average exercise price of $17.77 and an intrinsic value of approximately $1.628 million. On January 18, 2008, Pinnacle Financial granted options to purchase 163,000 common shares to certain employees at an exercise price of $21.51 per share. These options, which were issued as non-qualified stock options, will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant. Pursuant to SAB 110, “Share-Based Payment,” Pinnacle Financial will continue to use the simplified method for estimating the expense of stock compensation during 2008.
     During each of the years in the three year period ended December 31, 2007, the aggregate intrinsic value of options and stock appreciation rights exercised under our equity incentive plans was $2,067,000, $1,694,000 and $354,000, respectively, determined as of the date of option exercise. As of December 31, 2007, there was approximately $6.546 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.8 years.
     Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective transition method on January 1, 2006. Accordingly, during the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2007 and 2006 has been reduced for estimated forfeitures. The impact on our results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the years ended December 31, 2007 and 2006 was as follows:

	Awards granted with
	the intention to be
	classified
	as incentive stock	Non-qualified stock
	options	option awards	Totals

For the year ended December 31,2007:
Stock-based compensation expense	$481,009	$1,222,432	$1,703,441
Deferred income tax benefit	—	479,560	479,560

Impact of stock-based compensation expense after deferred income tax benefit	$481,009	$742,872	$1,223,881

Impact on earnings per share:
Basic —weighted average shares outstanding	$0.03	$0.05	$0.08

Fully diluted — weighted average shares outstanding	$0.03	$0.04	$0.07

81

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Awards granted
	with
	the intention to be
	classified
	as incentive stock	Non-qualified stock
	options	option awards	Totals

For the year ended December 31,2006:
Stock-based compensation expense	$586,924	$423,034	$1,009,958
Deferred income tax benefit	—	165,956	165,956

Impact of stock-based compensation expense after deferred income tax benefit	$586,924	$257,078	$844,002

Impact on earnings per share:
Basic —weighted average shares outstanding	$0.04	$0.02	$0.06

Fully diluted — weighted average shares outstanding	$0.04	$0.02	$0.06

     For purposes of these calculations, the fair value of options granted for each of the years in the three-year period ended December 31, 2007 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2007	2006	2005

Risk free interest rate	4.70%	4.65%	2.57%
Expected life of options	6.50 years	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	21.1%	23.1%	24.1%
Weighted average fair value	$10.57	$10.44	$7.30
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
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards, such as stock appreciation rights. There were no market-based awards or stock appreciation rights outstanding as of December 31, 2007 under the 2004 Equity Incentive Plan. During the three-year period ended December 31, 2007, Pinnacle Financial awarded 39,071 shares, 18,057 shares and 16,366 shares, respectively, of restricted common stock to certain Pinnacle Financial associates. The weighted average fair value of these awards as of the date of grant was $29.01, $34.96 and $24.98 per share, respectively. For 25,296 of the restricted shares awarded in 2007, the forfeiture restrictions lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three-year period, excluding the impact of any merger related expenses in 2006 and thereafter. For the remaining 13,775 restricted shares awarded, the forfeiture restrictions lapse in five traunches on the anniversary date of the grant. Compensation expense associated with the restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each traunche is amortized separately. Earnings and soundness targets for the 2006 and 2005 fiscal years were achieved and the restrictions related to 12,753 and 6,734 shares, respectively, were released. Earnings and soundness targets for the 2007 fiscal year for the 2005 awards was achieved and 5,452 shares were released. However, the earnings targets for the 2007 fiscal year for the 2006 and 2007 awards were not achieved. As a result, 14,442 shares that were scheduled to be released were not released. These shares have not been forfeited pending determination of the three year cumulative earnings targets which will be determined at the end of the 2008 and 2009 fiscal years. For each year in the three-year period ended December 31, 2007, Pinnacle Financial recognized approximately $303,000, $360,000 and $245,000, respectively, in compensation costs attributable to these awards.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During 2007 and 2006, the Board of Directors of Pinnacle Financial awarded 3,230 and 4,400 shares, respectively, of restricted common stock to the outside members of the board in accordance with their board compensation plan. Each board member received an award of 323 and 400 shares in 2007 and 2006, respectively. The restrictions on these shares lapsed on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend during the fiscal year ended December 31, 2007 and 2006. All board members who had been granted these restricted shares met their attendance goals with the exception of one outside board member who resigned his board seat and forfeited his restricted share award during 2006. The weighted average fair value of all restricted share awards granted to our directors as of the date of grant was $30.99 per share in 2007 and $26.14 per share in 2006. For the years ended December 31, 2007 and 2006, Pinnacle Financial recognized approximately $100,000 and $105,000, respectively, in compensation costs attributable to these awards.
     A summary of activity for restricted share awards for the year ended December 31, 2007 and 2006 follows:

	Executive Management Awards			Board of Director Awards
(number of share awards)	Vested	Unvested	Totals	Vested	Unvested	Totals

Balances at December 31, 2005	8,016	12,196	20,212	—	—	—
Granted	—	18,057	18,057	—	4,400	4,400
Forfeited	—	—	—	—	(400)	(400)
Vested	12,753	(12,753)	—	—	—	—

Balances at December 31, 2006	20,769	17,500	38,269	—	4,000	4,000
Granted	—	39,071	39,071	—	3,230	3,230
Vested	5,452	(5,452)	—	4,000	(4,000)	—

Balances at December 31, 2007	26,221	51,119	77,340	4,000	3,230	7,230

     A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2007, follows:

	2007	2006	2005

Stock-based compensation expense	$396,378	$465,003	$244,724
Income tax benefit	155,499	182,421	93,705

Impact of stock-based compensation expense, net of income tax benefit	$240,879	$282,582	$151,019

Impact on earnings per share:
Basic —weighted average shares outstanding	$0.01	$0.02	$0.02

Fully diluted — weighted average shares outstanding	$0.01	$0.02	$0.02

     Prior to January 1, 2006, Pinnacle Financial applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans. All option grants carry exercise prices equal to or above the fair value of the common stock on the date of grant. Accordingly, no compensation cost had been recognized for such periods. Had compensation cost for Pinnacle Financial’s equity incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123(R), Pinnacle Financial’s net income and net income per share would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 2005:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		2005

Net income, as reported		$8,055,268
Add: Compensation expense recognized in the accompanying consolidated statement of income, net of related tax effects		167,981
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		(859,350)

Pro forma net income		$7,363,899

Per share information:
Basic net income	As reported	$0.96
	Pro forma	0.88

Diluted net income	As reported	$0.85
	Pro forma	0.78
Note 16. Derivative Instruments
Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Beginning in 2007, Pinnacle Financial entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments.
Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.
A summary of Pinnacle Financial’s interest rate swaps is included in the following table (in thousands):

	December 31, 2007
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$25,415	$504
Pay variable / receive fixed swaps	25,415	(504)

Total	$50,830	$—

Note 17. Employment Contracts
     Pinnacle Financial has entered into, and subsequently amended, four continuously automatic-renewing three-year employment agreements with four of its senior executives, the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer. These agreements, as amended, will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify that in certain defined “Terminating Events,” Pinnacle Financial will be obligated to pay each of the four senior executives a certain amount which is based on their annual salaries and bonuses. These Terminating Events include disability, change of control and other events.
     In 2006, Pinnacle Financial entered into an employment agreement with one of its directors who served as the former Chief Executive Officer of Cavalry. This agreement had a term that expired on December 31, 2007.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the employment agreement the director has agreed to a noncompetition and nonsolicitation clause for a period of three years following December 31, 2007.
     Pinnacle Financial has business protection agreements with three former executive officers and directors of Mid-America. Under the terms of these agreements, the former executive officer and directors have agreed that they will not actively participate or engage directly or indirectly in a competing business within the Nashville MSA and the counties contiguous to the Nashville MSA until the earlier of (1) voluntary retirement after reaching age 65; (2) any transaction whereby Pinnacle Financial is acquired; or (3) August 31, 2011. In exchange for this agreement, each executive is entitled to receive their future monthly salary while employed or $10,000 per month after their employment until the occurrence of one of the terminating events.
Note 18. Related Party Transactions
     A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For each of the years in the three year period ended December 31, 2007, Pinnacle Financial incurred approximately $309,000, $195,000 and $187,000, respectively, in expense for services rendered by this public relations company. Another director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.
     During 2004, Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”), acquired a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. An employee of Pinnacle National also owns a 24.5% interest in Collateral Plus, LLC. PCEH’s 24.5% ownership of Collateral Plus, LLC resulted in pre-tax earnings of $274,000 in 2007, $120,000 in 2005 and $216,000 in 2004.
     Also see “Note 6-Loans and Allowance for Loan Losses” concerning loans and other extensions of credit to certain directors, officers, and their related entities.
Note 19. Fair Value of Financial Instruments
     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash, Due From Banks and Fed Funds Sold - The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.
Securities — Estimated fair values for securities available for sale and securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
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
Federal Funds Purchased - The carrying amounts of federal funds purchased approximate their fair value.
Financial derivatives - The carrying amounts of financial derivatives approximate their fair value.
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
     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at December 31, 2007 and 2006 were as follows (in thousands):

	December 31, 2007		December 31, 2006
		Estimated		Estimated Fair
	Carrying Amount	Fair Value	Carrying Amount	Value

Financial assets:
Cash, due from banks, and Federal funds sold	$122,504	$122,504	$92,519	$92,519
Securities available-for-sale	495,652	495,652	319,237	319,237
Securities held-to-maturity	27,033	26,883	27,257	26,594
Mortgage loans held-for-sale	11,252	11,252	5,654	5,654
Loans, net	2,721,170	2,705,663	1,481,617	1,469,642
Derivative assets	504	504	—	—

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,081,390	$3,077,828	$1,763,427	$1,761,178
Federal Home Loan Bank advances	92,804	92,576	53,726	53,481
Federal Funds Purchased	48,862	48,862	—	—
Subordinated debt	82,476	83,293	51,548	52,110
Derivative liabilities	504	504	—	—

	Notional		Notional
	Amount		Amount

Off-balance sheet instruments:
Commitments to extend credit	$833,893	$—	$532,383	$—
Standby letters of credit	98,305	234	52,961	159
Note 20. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Prior to their consolidation with Pinnacle National on February 29, 2008, the two former Mid-America subsidiaries, PrimeTrust Bank and Bank of the South were also subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the banking regulations of the State of Tennessee. Pinnacle Financial is also subject to limits on payment

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National generates sufficient capital from operations to support both anticipated asset growth and dividend payments. At December 31, 2007, pursuant to federal banking regulations, Pinnacle National had approximately $43.9 million of net retained profits from the previous two years available for dividend payments to Pinnacle Financial.
     Pinnacle Financial and its banking subsidiaries are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and its banking subsidiaries capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2007 and December 31, 2006, that Pinnacle Financial and Pinnacle National and as of December 31, 2007, PrimeTrust Bank and Bank of the South met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National, PrimeTrust Bank and Bank of the South must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and its banking subsidiaries’ actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2007

Total capital to risk weighted assets:
Pinnacle Financial	$322,146	10.4%	$248,263	8.0%	not applicable
Pinnacle National	$214,201	10.1%	$169,825	8.0%	$212,282	10.0%
PrimeTrust Bank	$56,822	10.1%	$45,026	8.0%	$56,283	10.0%
Bank of the South	$41,946	10.4%	$32,155	8.0%	$40,193	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$293,676	9.5%	$124,132	4.0%	not applicable
Pinnacle National	$194,804	9.2%	$84,913	4.0%	$127,369	6.0%
PrimeTrust Bank	$51,550	9.2%	$22,513	4.0%	$33,770	6.0%
Bank of the South	$38,089	9.5%	$16,077	4.0%	$24,116	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$293,676	11.6%	$101,515	4.0%	not applicable
Pinnacle National	$194,804	8.5%	$91,273	4.0%	$114,091	5.0%
PrimeTrust Bank	$51,550	8.3%	$24,976	4.0%	$31,220	5.0%
Bank of the South	$38,089	7.6%	$19,908	4.0%	$24,886	5.0%

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
Note 21. Business Segment Information
     Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of its branch locations. Pinnacle Financial’s segments were changed in 2006 as a result of the acquisition of Cavalry to include trust with Pinnacle Financial’s investment services segment and to add a new segment for Insurance Services. Trust and investment services include trust services offered by Pinnacle Financial’s banking subsidiaries and all brokerage and investment activities. Mortgage origination is also a separate unit and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller and Loughry. Miller and Loughry is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products. The following tables present financial information for each reportable segment as of December 31, 2007 and 2006 and for each year in the three-year period ended December 31, 2007 (dollars in thousands):

		Trust and
	Commercial	Investment	Mortgage	Insurance	Total
	Banking	Services	Origination	Services	Company

For the year ended December 31, 2007:
Net interest income	$75,541	$—	$171	$—	$75,712
Provision for loan losses	4,720	—	—	—	4,720
Noninterest income	12,492	4,743	2,792	2,494	22,521
Noninterest expense	52,929	3,484	2,249	1,818	60,480
Income tax expense	8,949	494	280	269	9,992
Net income	$21,435	$765	$434	$407	$23,041

For the year ended December 31, 2006:
Net interest income	$60,953	$—	$—	$—	$60,953
Provision for loan losses	3,732	—	—	—	3,732
Noninterest income	8,705	3,316	1,647	2,119	15,787
Noninterest expense	41,930	2,375	976	1,343	46,624
Income tax expense	7,508	369	263	317	8,457
Net income	$16,488	$572	$408	$459	$17,927

For the year ended December 31, 2005:
Net interest income	$29,038	$—	$—	$—	$29,038
Provision for loan losses	2,152	—	—	—	2,152
Noninterest income	2,675	1,573	1,146	—	5,394
Noninterest expense	19,315	1,171	546	—	21,032
Income tax expense	2,809	154	230	—	3,193
Net income	$7,437	$248	$370	$—	$8,055

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Trust and
	Commercial	Investment	Mortgage	Insurance	Total
	Banking	Services	Origination	Services	Company

As of December 31, 2007:
End of period assets	$3,773,874	$400	$15,074	$4,822	$3,794,170

As of December 31, 2006:
End of period assets	$2,128,105	$402	$9,762	$3,918	$2,142,187

     At December 31, 2007 and 2006, Pinnacle Financial had approximately $260.9 million and $125.7 million, respectively, in goodwill and core deposit intangible assets, all of which had been assigned to the Commercial Banking segment.
Note 22. Parent Company Only Financial Information
     The following information presents the condensed balance sheets, statements of income, and cash flows of Pinnacle Financial as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007:
CONDENSED BALANCE SHEETS

	2007	2006

Assets:
Cash	$9,829,126	$24,803,538
Investments in consolidated subsidiaries	538,364,192	—
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	—
Other investments	1,255,135	—
Income taxes receivable from subsidiaries	—	1,298,299
Current income tax receivable	8,365,160	1,049,604
Other assets	8,125,827	786,846

	$568,415,440	$307,755,021

Liabilities and stockholders’ equity:
Income taxes payable to subsidiaries	$8,916,956	$—
Subordinated debt and other borrowings	91,476,000	51,548,000
Other liabilities	1,412,189	190,000
Stockholders’ equity	466,610,295	256,017,021

	$568,415,440	$307,755,021

CONDENSED STATEMENTS OF INCOME

	2007	2006	2005

Revenues — Interest income	$347,787	$267,154	$133,748
Expenses:
Interest expense — subordinated debentures	4,012,243	2,504,033	985,645
Stock-based compensation expense	2,099,819	1,474,960	244,724
Other expense	303,827	245,528	58,772

Loss before income taxes and equity in undistributed income of subsidiaries	(6,068,102)	(3,957,367)	(1,155,393)
Income tax benefit	(2,195,146)	(1,632,738)	(438,270)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006	2005

Loss before equity in undistributed income of subsidiaries	(3,872,956)	(2,324,629)	(717,123)
Equity in undistributed income of subsidiaries	26,914,311	20,251,662	8,772,391

Net income	$23,041,355	$17,927,033	$8,055,268

CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006	2005

Operating activities:
Net income	$23,041,355	$17,927,033	$8,055,268
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock-based compensation expense	2,099,819	1,474,960	244,724
Increase (decrease) in income tax payable, net	(1,528,956)	(1,921,194)	1,000,352
Decrease (increase) in other assets	77,960	1,118,127	(479,474)
Decrease in other liabilities	495,586	190,000	99,726
Tax benefit from exercise of stock awards	—	—	(50,535)
Excess tax benefit from stock compensation	(105,809)	(131,121)
Deferred tax expense (benefit)	67,501	(232,866)	—
Equity in undistributed income of subsidiaries	(26,914,311)	(20,251,662)	(8,772,391)

Net cash provided (used) by operating activities	(2,766,855)	(1,826,723)	97,670

Investing activities —
Investment in unconsolidated subsidiaries	(928,000)	(619,000)	(619,000)
Investment in consolidated subsidiaries:
Banking subsidiaries	(20,250,000)	(10,000,000)	(15,500,000)
Other subsidiaries	—	(350,250)	(183,721)
Investments in other entities	(1,189,488)	(65,647)	—
Cash and cash equivalents used in merger with Mid-America	(21,557,773)	—	—
Cash and cash equivalents acquired in merger with Cavalry	—	3,128,116	—

Net cash used by investing activities	(43,925,261)	(7,906,781)	(16,302,721)

Financing activities —
Proceeds from issuance of subordinated debt	30,928,000	20,619,000	20,619,000
Exercise of common stock warrants	—	55,000	—
Exercise of common stock options	983,292	1,239,771	174,761
Excess tax benefit from stock compensation arrangements	105,809	131,121	—
Costs incurred in connection with registration of common stock issued in mergers	(299,397)	(187,609)	—

Net cash provided by financing activities	31,717,704	21,857,283	20,793,761

Net increase (decrease) in cash	(14,974,412)	12,123,779	4,588,710
Cash, beginning of year	24,803,538	12,679,759	8,091,049

Cash, end of year	$9,829,126	$24,803,538	$12,679,759

     During 2007, Pinnacle National paid dividends of $1,250,000 to Pinnacle Financial. No dividends were paid by Pinnacle National during 2005 or 2006.
Note 23. Quarterly Financial Results (unaudited)
     A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2007 follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2007
Interest income	$33,739	$35,508	$38,347	$43,338
Net interest income	17,082	17,661	18,960	22,009
Provision for loan losses	788	900	772	2,260
Net income before taxes	8,196	7,828	8,410	8,599
Net income	5,602	5,426	5,772	6,242
Basic net income per share	$0.36	$0.35	$0.37	$0.35
Diluted net income per share	$0.34	$0.33	$0.35	$0.33

2006
Interest income	$16,811	$28,305	$31,340	$33,241
Net interest income	9,507	16,895	17,159	17,391
Provision for loan losses	387	1,707	587	1,051
Net income before taxes	3,839	6,463	7,942	8,139
Net income	2,612	4,322	5,347	5,646
Basic net income per share	$0.27	$0.28	$0.35	$0.37
Diluted net income per share	$0.24	$0.26	$0.32	$0.34

2005
Interest income	$9,270	$10,544	$12,379	$14,118
Net interest income	6,503	6,795	7,456	8,287
Provision for loan losses	601	483	366	702
Net income before taxes	2,499	2,762	2,867	3,119
Net income	1,780	1,959	2,078	2,238
Basic net income per share	$0.21	$0.23	$0.25	$0.27
Diluted net income per share	$0.19	$0.21	$0.22	$0.24

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
     Management Report on Internal Control Over Financial Reporting
The report of Pinnacle Financial’s management on Pinnacle Financial’s internal control over financial reporting is set forth on page 53 of this Annual Report on Form 10-K. The report of Pinnacle Financial’s independent registered public accounting firm on Pinnacle Financial’s internal control over financial reporting is set forth on page 55 of this Annual Report on Form 10-K.
     Changes in Internal Controls
For the three months ended December 31, 2007, Pinnacle Financial continued to expand its internal control system over financial reporting to incorporate procedures specifically related to its merger with Mid-America Bancshares, Inc. We reviewed the financial information obtained from Mid-America from November 30, 2007 through the date such information was integrated into Pinnacle Financial’s financial data systems and performed additional procedures with respect to such information in order to determine its accuracy and reliability.
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2008, which will be filed on or before March 12, 2008 under the headings “Corporate Governance,” “Proposal #1 Election of Directors,” “Executive Management Information,” “Section 16A Beneficial Ownership Reporting Compliance” and “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2008, which will be filed on or before March 12, 2008 under the heading, “Executive Compensation” and are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2008, which will be filed on or before March 12, 2008 under the headings, “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation,” and are incorporated herein by reference.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2007:

			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights	and Rights	Column)
Equity compensation plans approved by shareholders:
2000 Stock Incentive Plan	844,127	$6.19	—
2004 Equity Incentive Plan	982,484	$27.73	728,661
1999 Cavalry Bancorp, Inc. Stock Option Plan	98,456	$10.86	—
Bank of the South 2001 Stock Option Plan	68,223	$17.06	—
PrimeTrust Bank 2001 Statutory-Non-Statutory Stock Option Plan	40,557	$7.52	—
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	113,024	$12.89	—
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	251,952	$15.65	88,435
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	2,398,823	$16.84	817,096
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2008, which will be filed on or before March 12, 2008 under the headings, “Security Ownership of Certain Beneficial Owners and Management — Certain Relationships and Related Transactions,” “Executive Compensation,” and “Corporate Governance-Director Independence” and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2008, which will be filed on or before March 12, 2008 under the heading, “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Exhibits

Exhibit
No.	Description

2.1	Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (1)

2.2	Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Mid-America Bancshares, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (2)

3.1	Amended and Restated Charter (3)

3.2	Bylaws (4)

4.1.1	Specimen Common Stock Certificate (5)

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (5)

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (5)

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (5) *

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (5) *

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (5) *

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (5) *

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (5)

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (5)

10.21	Green Hills Office Lease (6)

10.23	Form of Restricted Stock Award Agreement (7)

10.24	Form of Incentive Stock Option Agreement (7)

10.25	Lease Agreement for West End Lease (8)

10.26	Lease Amendments for Commerce Street location (8)

10.27	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (9) *

10.28	2007 Annual Cash Incentive Plan (10) *

10.29	Fourth Amendment to Commerce Street Lease (3)

10.30	Employment Agreement by and between Pinnacle National Bank and Ed C. Loughry, Jr. (11) *

10.31	Employment Agreement by and between Pinnacle National Bank and William S. Jones (11) *

10.32	Consulting Agreement by and between Pinnacle National Bank and Ronnie F. Knight (11) *

10.33	Form of Restricted Stock Agreement for non-employee directors (12) *

10.34	Form of Non-Qualified Stock Option Agreement (13) *

10.35	2006 Annual Cash Incentive Plan (14)*

10.36	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (14)*

10.37	Calvary Bancorp, Inc. 1999 Stock Option Plan (15)*

10.38	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (15)*

10.39	Form of Non-Qualified Stock Option Agreement (15)*

10.40	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (15)*

10.41	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (15)*

10.42	Form of Restricted Stock Award Agreement* (16)

10.43	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (17)

10.44	2008 Annual Cash Incentive Plan (18) *

10.45	Form of Restricted Stock Award Agreement (18) *

10.46	2008 Special Cash Incentive Plan (19) *

10.47	2008 Director and Named Executive Officer Compensation Summary*

10.48	Amendment to Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner *

10.49	Amendment to Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. *

10.50	Amendment to Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc.

Exhibit
No.	Description

and Hugh M. Queener *

10.51	Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter *

10.52	Bank of the South 2001 Stock Option Plan *

10.53	PrimeTrust Bank 2001 Statutory — Nonstatutory Stock Option Plan *

10.54	PrimeTrust Bank 2005 Statutory — Nonstatutory Stock Option Plan *

10.55	Mid-America Bancshares, Inc. 2006 Equity Incentive Plan *

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005.

(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on September 21, 2007.

(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(6)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(7)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(9)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2007.

(11)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.

(13)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.

(14)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.

(15)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.

(16)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.

(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.

(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.
Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I, PNFP Statutory Trust II,PNFP Statutory Trust III, and PNFP Statutory Trust IV of an aggregate of $80,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC
	By:	/s/ M. Terry Turner
M. Terry Turner
Date: March 7, 2008		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Chairman of the Board	March 7, 2008

/s/ M. Terry Turner M. Terry Turner	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2008

/s/ Harold R. Carpenter Harold R. Carpenter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ Sue R. Atkinson Sue R. Atkinson	Director	March 7, 2008

/s/ H. Gordon Bone H. Gordon Bone	Director	March 7, 2008

/s/ Gregory L. Burns Gregory L. Burns	Director	March 7, 2008

/s/ James C. Cope James C. Cope	Director	March 7, 2008

/s/ Colleen Conway-Welch Colleen Conway-Welch	Director	March 7, 2008

/s/ Clay T. Jackson Clay T. Jackson	Director	March 7, 2008

/s/ William H. Huddleston William H. Huddleston	Director	March 7, 2008

/s/ Ed C. Loughry, Jr. Ed C. Loughry, Jr.	Director	March 7, 2008

/s/ David Major David Major	Director	March 7, 2008

/s/ Hal N. Pennington Hal N. Pennington	Director	March 7, 2008

/s/ Dale W. Polley Dale W. Polley	Director	March 7, 2008

SIGNATURES	TITLE	DATE

/s/ Wayne J. Riley Wayne J. Riley	Director	March 7, 2008

/s/ Gary Scott Gary Scott	Director	March 7, 2008

/s/ James L. Shaub, II James L. Shaub, II	Director	March 7, 2008

/s/ Reese L. Smith, III Reese L. Smith, III	Director	March 7, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (1)

2.2	Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Mid-America Bancshares, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (2)

3.1	Amended and Restated Charter (3)

3.2	Bylaws (4)

4.1.1	Specimen Common Stock Certificate (5)

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (5)

10.4	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (5)

10.7	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (5) *

10.8	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (5) *

10.9	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)

10.14	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (5) *

10.15	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *

10.16	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (5) *

10.18	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (5)

10.19	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (5)

10.21	Green Hills Office Lease (6)

10.23	Form of Restricted Stock Award Agreement (7)

10.24	Form of Incentive Stock Option Agreement (7)

10.25	Lease Agreement for West End Lease (8)

10.26	Lease Amendments for Commerce Street location (8)

10.27	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (9) *

10.28	2007 Annual Cash Incentive Plan (10) *

10.29	Fourth Amendment to Commerce Street Lease (3)

10.30	Employment Agreement by and between Pinnacle National Bank and Ed C. Loughry, Jr. (11) *

10.31	Employment Agreement by and between Pinnacle National Bank and William S. Jones (11) *

10.32	Consulting Agreement by and between Pinnacle National Bank and Ronnie F. Knight (11) *

10.33	Form of Restricted Stock Agreement for non-employee directors (12) *

10.34	Form of Non-Qualified Stock Option Agreement (13) *

10.35	2006 Annual Cash Incentive Plan (14)*

10.36	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (14)*

10.37	Calvary Bancorp, Inc. 1999 Stock Option Plan (15)*

10.38	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (15)*

10.39	Form of Non-Qualified Stock Option Agreement (15)*

10.40	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (15)*

10.41	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (15)*

10.42	Form of Restricted Stock Award Agreement* (16)

10.43	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (17)

10.44	2008 Annual Cash Incentive Plan (18) *

10.45	Form of Restricted Stock Award Agreement (18) *

10.46	2008 Special Cash Incentive Plan (19) *

10.47	2008 Director and Named Executive Officer Compensation Summary*

10.48	Amendment to Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner *

10.49	Amendment to Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. *

10.50	Amendment to Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc.

Exhibit
No.	Description

and Hugh M. Queener *

10.51	Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter *

10.52	Bank of the South 2001 Stock Option Plan *

10.53	PrimeTrust Bank 2001 Statutory — Nonstatutory Stock Option Plan *

10.54	PrimeTrust Bank 2005 Statutory — Nonstatutory Stock Option Plan *

10.55	Mid-America Bancshares, Inc. 2006 Equity Incentive Plan *

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2005.

(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on September 21, 2007.

(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(6)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(7)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(9)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2007.

(11)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.

(13)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.

(14)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.

(15)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.

(16)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.

(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.

(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.
Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I, PNFP Statutory Trust II , PNFP Statutory Trust III, and PNFP Statutory Trust IV of an aggregate of $80,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of

Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.