Form 10-Q
period 2008-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2008-05-09
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 000-31225
, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1812853

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201

(Address of principal executive offices)	(Zip Code)
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
Yes ☒                                          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐
(do not check if you are a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                          No ☒
As of May 7, 2008 there were 22,596,497 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2008
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

Item 1.
Part I. FINANCIAL INFORMATION
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and noninterest-bearing due from banks	$68,352,893	$76,941,931
Interest-bearing due from banks	26,890,349	24,706,966
Federal funds sold	21,043,348	20,854,966

Cash and cash equivalents	116,286,590	122,503,863

Securities available-for-sale, at fair value	494,114,484	495,651,939
Securities held-to-maturity (fair value of $11,375,050 and $26,883,473 at March 31, 2008 and December 31, 2007, respectively)	11,262,901	27,033,356
Mortgage loans held-for-sale	13,672,849	11,251,652

Loans	2,866,535,567	2,749,640,689
Less allowance for loan losses	(29,871,384)	(28,470,207)

Loans, net	2,836,664,183	2,721,170,482

Premises and equipment, net	69,168,517	68,385,946
Other investments	24,752,783	22,636,029
Accrued interest receivable	16,630,336	18,383,004
Goodwill	242,107,449	243,573,636
Core deposit intangible, net	17,935,955	17,325,988
Other assets	46,690,061	46,254,566

Total assets	$3,889,286,108	$3,794,170,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$429,289,392	$400,120,147
Interest-bearing	406,906,848	410,661,187
Savings and money market accounts	757,776,325	742,354,465
Time	1,373,052,003	1,372,183,317

Total deposits	2,967,024,568	2,925,319,116
Securities sold under agreements to repurchase	171,186,458	156,070,830
Federal Home Loan Bank advances and other borrowings	168,605,882	141,666,133
Subordinated debt	82,476,000	82,476,000
Accrued interest payable	9,679,145	10,374,538
Other liabilities	13,155,622	11,653,550

Total liabilities	3,412,127,675	3,327,560,167

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 22,467,263 issued and outstanding at March 31, 2008 and 22,264,817 issued and outstanding at December 31, 2007	22,467,263	22,264,817
Additional paid-in capital	391,942,152	390,977,308
Retained earnings	59,616,770	54,150,679
Accumulated other comprehensive income (loss), net of taxes	3,132,248	(782,510)

Total stockholders’ equity	477,158,433	466,610,294

Total liabilities and stockholders’ equity	$3,889,286,108	$3,794,170,461

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Interest income:
Loans, including fees	$45,392,162	$28,977,224
Securities:
Taxable	4,637,277	3,346,120
Tax-exempt	1,351,037	669,519
Federal funds sold and other	780,917	746,379

Total interest income	52,161,393	33,739,242

Interest expense:
Deposits	21,085,633	13,537,263
Securities sold under agreements to repurchase	832,053	1,712,091
Federal funds purchased and other borrowings	2,884,586	1,407,460

Total interest expense	24,802,272	16,656,814

Net interest income	27,359,121	17,082,428
Provision for loan losses	1,591,123	787,966

Net interest income after provision for loan losses	25,767,998	16,294,462

Noninterest income:
Service charges on deposit accounts	2,573,737	1,797,149
Investment services	1,268,248	734,560
Insurance sales commissions	1,063,663	636,962
Gain on loans and loan participations sold, net	656,088	363,306
Trust fees	505,000	420,290
Other noninterest income	2,300,667	1,073,316

Total noninterest income	8,367,403	5,025,583

Noninterest expense:
Salaries and employee benefits	13,866,737	8,266,501
Equipment and occupancy	4,276,273	2,164,702
Marketing and other business development	375,871	251,735
Postage and supplies	648,340	454,916
Amortization of core deposit intangible	766,033	515,754
Other noninterest expense	2,452,641	1,470,083
Merger related expense	3,105,763	—

Total noninterest expense	25,491,658	13,123,691

Income before income taxes	8,643,743	8,196,354
Income tax expense	2,578,953	2,594,513

Net income	$6,064,790	$5,601,841

Per share information:
Basic net income per common share	$0.27	$0.36

Diluted net income per common share	$0.26	$0.34

Weighted average shares outstanding:
Basic	22,331,398	15,433,442
Diluted	23,484,754	16,617,484
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
For the three months ended March 31, 2008 and 2007

	Common Stock
					Accumulated
			Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$31,109,324	$(2,040,893)	$256,017,021
Exercise of employee common stock options and related tax benefits	58,475	58,475	389,808	—	—	448,283
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	26,426	26,426	(26,426)	—	—	—
Compensation expense for restricted stock	—	—	105,282	—	—	105,282
Compensation expense for stock options	—	—	362,000	—	—	362,000
Comprehensive income:
Net income	—	—	—	5,601,841	—	5,601,841
Net unrealized holding gains on available-for-sale securities, net of deferred taxes of $234,187	—	—	—	—	382,094	382,094

Total comprehensive income						5,983,935

Balances, March 31, 2007	15,530,975	$15,530,975	$212,333,180	$36,711,165	$(1,658,799)	$262,916,521

Balances, December 31, 2007	22,264,817	$22,264,817	$390,977,308	$54,150,679	$(782,510)	$466,610,294
Cumulative effect of change in accounting principle due to adoption of EITF 06-4, net of tax	—	—	—	(598,699)	—	(598,699)
Exercise of employee common stock options and stock appreciation rights and related tax benefits	62,073	62,073	623,276	—	—	685,349
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	140,373	140,373	(140,373)	—	—	—
Compensation expense for restricted stock	—	—	(32,641)	—	—	(32,641)
Compensation expense for stock options	—	—	514,582	—	—	514,582
Comprehensive income:
Net income	—	—	—	6,064,790	—	6,064,790
Net unrealized holding gains on available-for-sale securities, net of deferred taxes of $2,404,397	—	—	—	—	3,914,758	3,914,758

Total comprehensive income						9,979,548

Balances, March 31, 2008	22,467,263	$22,467,263	$391,942,152	$59,616,770	$3,132,248	$477,158,433

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net income	$6,064,790	$5,601,841
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium on securities	182,563	132,221
Depreciation and net amortization	1,112,113	1,823,194
Provision for loan losses	1,591,123	787,966
Gains on loans and loan participations sold, net	(656,088)	(363,306)
Stock-based compensation expense	481,941	467,282
Deferred tax (benefit) expense	1,487,344	(1,310,271)
Excess tax benefit from stock compensation	(50,299)	(20,742)
Mortgage loans held for sale:
Loans originated	(61,526,765)	(36,739,515)
Loans sold	59,757,305	31,044,228
Increase in other assets	273,098	2,035,596
Decrease in other liabilities	(257,260)	(2,504,034)

Net cash provided by operating activities	8,459,865	954,460

Investing activities:
Purchases of securities available-for-sale	(57,529,865)	(3,355,360)
Maturities, prepayments and calls of securities available-for-sale	65,224,367	9,928,338
Maturities, prepayments and calls of securities held-to-maturity	15,750,000	150,000
Increase in loans, net	(119,667,223)	(56,801,579)
Purchases of premises and equipment and software	(2,603,806)	(2,292,955)
Purchases of other investments	(1,486,800)	(718,846)

Net cash used in investing activities	(100,313,327)	(53,090,402)

Financing activities:
Net increase in deposits	42,735,290	78,001,234
Net increase (decrease) in securities sold under agreements to repurchase	15,115,628	(24,064,130)
Net increase (decrease) in Federal funds purchased	(39,668,000)	19,907,000
Advances from Federal Home Loan Bank:
Issuances	70,000,000	—
Payments	(3,336,883)	(27,013,609)
Exercise of common stock options and stock appreciation rights	739,855	427,541
Excess tax benefit from stock compensation	50,299	20,742

Net cash provided by financing activities	85,636,189	47,278,778

Net decrease in cash and cash equivalents	(6,217,273)	(4,857,164)
Cash and cash equivalents, beginning of period	122,503,863	92,518,850

Cash and cash equivalents, end of period	$116,286,590	$87,661,686

See accompanying notes to consolidated financial statements

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank located in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of the Nashville-Davidson-Rutherford-Franklin and Knoxville Metropolitan Statistical Areas.
     In addition to Pinnacle National, Pinnacle Financial, for the time period following its merger with Mid-America Bancshares, Inc. (“Mid-America”) on November 30, 2007 through February 29, 2008, conducted banking operations through the two banks formerly owned by Mid-America: PrimeTrust Bank in Nashville, Tennessee and Bank of the South in Mt. Juliet, Tennessee. On February 29, 2008, Pinnacle National purchased all of the assets and assumed all of the liabilities of PrimeTrust Bank and contemporaneously, through a series of transactions, sold the charter (and rights to operate a branch in Tennessee) of PrimeTrust Bank to an unaffiliated out-of-state third party for $500,000. Pinnacle Financial also merged Bank of the South into Pinnacle National on that date. References to Pinnacle National as of December 31, 2007 include PrimeTrust Bank and Bank of the South.
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles All adjustments consisting of normally recurring accruals that, in the option of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing the 2007 Annual Report previously filed on Form 10-K.
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
     Cash Flow Information —The following supplemental cash flow information addresses certain cash payments and noncash transactions for the three months ended March 31, 2008 and 2007 was as follows:

	For the three months ended March 31,
	2008	2007
Cash Payments:
Interest	$25,035,879	$16,469,389
Income taxes	—	1,100,000

Noncash Transactions:
Loans charged-off to the allowance for loan losses	757,276	187,818
Loans foreclosed upon with repossessions transferred to other assets	2,855,967	110,570
Net unrealized holding gains on available-for-sale securities, net of deferred taxes	3,914,758	382,094
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of March 31, 2008, there were 2,457,000 stock options and 14,000 stock appreciation rights outstanding to purchase common shares. As of March 31, 2007, there were 1,846,000 stock options outstanding to purchase common shares. Most of these options have exercise prices and compensation costs attributable to current services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three months ended March 31, 2008 and 2007. There were common stock options of 481,000 and 618,000 outstanding as of March 31, 2008 and 2007, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of March 31, 2008 and 2007, Pinnacle Financial had outstanding warrants to purchase 395,000 common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the three months ended March 31, 2008 and 2007.
     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008	2007
Basic earnings per share calculation:
Numerator - Net income	$6,064,790	$5,601,841

Denominator - Average common shares outstanding	22,331,398	15,433,442
Basic net income per share	$0.27	$0.36

Diluted earnings per share calculation:
Numerator - Net income	$6,064,790	$5,601,841

Denominator - Average common shares outstanding	22,331,398	15,433,442
Dilutive shares contingently issuable	1,153,356	1,184,042

Average diluted common shares outstanding	23,484,754	16,617,484

Diluted net income per share	$0.26	$0.34
Newly Adopted Accounting Pronouncements
     Split-Dollar Life Insurance Arrangements — Pinnacle Financial acquired Cavalry Banking, Inc. in March of 2006. Certain executives and directors of Cavalry Banking, Inc. were participants in a deferred compensation arrangement which included split-dollar life insurance arrangements. In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. On January 1, 2008, we accounted for this EITF as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment to beginning retained earnings, net of tax.
     Fair Value Measurement - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”), “Fair Value Measurements” — SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial partially adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no impact on the consolidated financial statements of Pinnacle Financial. SFAS 157 has not been applied to nonfinancial assets and liabilities pursuant to FSP FAS 157-2. This standard is applicable for nonfinancial assets and liabilities for fiscal periods beginning after November 30, 2008.
     In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008; however it had no impact on the consolidated financial statements of Pinnacle Financial because it did not elect the fair value option for any financial instrument not presently being accounted for at fair value.
     Pinnacle Financial has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while Pinnacle Financial believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Valuation Hierarchy
     SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Assets
     Securities — Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.
     Mortgage loans held-for-sale - Mortgage loans held-for-sale are carried at fair value and are classified within level 2 of the valuation hierarchy. The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Impaired loans — A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. Impaired loans are classified within level 3 of the hierarchy.
     Other investments — Included in other investments are investments in certain nonpublic private equity funds. The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These equity investments are included in level 3 of the valuation hierarchy.
     Other assets — Included in other assets are certain assets carried at fair value, including the cash value of bank owned life insurance policies and interest rate swap agreements. The carrying amount of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. Pinnacle Financial reflects these assets within level 2 of the valuation hierarchy.
Liabilities
     Other liabilities — Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements. The fair value of these liabilities is based on information obtained from a third party bank and is reflected within level 2 of the valuation hierarchy.
     The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008

			Internal
	Total		models with	Internal models
	carrying	Quoted	significant	with significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$494,114	$—	$494,114	$—
Mortgage loans held-for-sale	13,673	—	13,673	—
Other investments	1,329	—	—	1,329
Other assets	37,401	—	2,609	34,792

Total assets at fair value	$546,517	$—	$510,396	$36,121

Other liabilities	2,632	—	2,632	—

Total liabilities at fair value	$2,632	$—	$2,632	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008

Internal
	Total		models with	Internal models
	carrying	Quoted	significant	with significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$17,124	$—	$—	$17,124

Total assets at fair value	$17,124	$—	$—	$17,124

Other liabilities	—	—	—	—

Total liabilities at fair value	$—	$—	$—	$—

Changes in level 3 fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the first quarter of 2008 (including the change in fair value) for financial instruments classified by Pinnacle Financial within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Three months ended March 31, 2008 (in thousands)	Assets	Liabilities
Fair value, January 1, 2008	$35,336	$—
Total realized and unrealized gains and (losses) included in income	65	—
Purchases, issuances and settlements, net	720	—
Transfers in and/or out of level 3	—	—

Fair value, March 31, 2008	$36,121	$—

Total unrealized gains and (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2008	$65	$—

Note 2. Merger with Mid-America Bancshares, Inc.
     On November 30, 2007, Pinnacle Financial consummated its merger with Mid-America, a two-bank holding company located in Nashville, Tennessee.
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Mid-America as of November 30, 2007. The table below details the amounts our consolidated financial statements as of December 31, 2007 and the updated amounts as of March 31, 2008 for changes in the purchase price allocation recorded during the first quarter of 2008 (in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Changes in
		purchase price
		allocation
	November 30, 2007	recorded during	Revised November
	purchase price	first quarter of	30, 2007 purchase
Mid-America Purchase Price Allocation (1)	allocation	2008	price allocation
Cash and cash equivalents	$60,795	$—	$60,795
Investment securities — available-for-sale	147,766	—	147,766
Loans, net of an allowance for loan losses of $8,695	855,887	—	855,887
Goodwill	129,334	(1,466)	127,868
Core deposit intangible	8,085	1,351	9,436
Other assets	49,854	139	49,993

Total assets acquired	1,251,721	24	1,251,745

Deposits	957,076	—	957,076
Federal Home Loan Bank advances	61,383	—	61,383
Other liabilities	27,107	79	27,186

Total liabilities assumed	1,045,566	79	1,045,645

Total consideration paid for Mid-America	$206,155	$(55)	$206,100

(1)	Pinnacle Financial is still in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of March 31, 2008.
     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has preliminarily recognized $9.4 million as a core deposit intangible through March 31, 2008. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three months ended March 31, 2008, approximately $273,000 was recognized in the accompanying consolidated statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $700,000 to $1.1 million per year for the next ten years.
     At November 30, 2007, Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value at the date of acquisition. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into the consolidated statements of income using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities. For the quarter ended March 31, 2008, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $1,111,000. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, Pinnacle Financial will recognize increases in net interest income related to accretion of these purchase accounting adjustments of $2.91 million in subsequent years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following pro forma income statements assume the merger was consummated on January 1, 2007 and thus the amounts in the pro form information below will differ from the actual results as presented in the accompanying consolidated statements of income. The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands).

	Three months ended March 31,
	2008	2007
	(unaudited)
Pro Forma Income Statements:
Net interest income	$26,452	$26,024
Provision for loan losses	1,591	976
Noninterest income	8,367	6,923
Noninterest expense	25,486	20,707

Net income before taxes	7,742	11,264
Income tax expense	2,225	3,653

Net income	$5,516	$7,611

Pro Forma Per Share Information:
Basic net income per common share	$0.25	$0..34
Diluted net income per common share	$0.24	$0..33

Weighted average shares outstanding:
Basic	22,088,665	22,110,022
Diluted	23,242,022	23,294,064
     During the three months ended March 31, 2008, Pinnacle Financial incurred merger integration expense related to the merger with Mid-America of $3,106,000. These expenses were directly related to the merger and consisted primarily of severance costs and costs to integrate systems and are reflected on the accompanying consolidated statement of income as merger related expense.
     Following the merger with Mid-America, on February 29, 2008, Pinnacle National purchased all of the assets and assumed all of the liabilities of PrimeTrust Bank and simultaneously sold the charter of PrimeTrust Bank to an unaffiliated third party for $500,000. Pinnacle Financial also merged Bank of the South into Pinnacle National on that date, leaving Pinnacle National as the sole banking subsidiary of Pinnacle Financial. Goodwill was reduced for the proceeds of the sale of the charter, and therefore no gain was recorded.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	32,921,120	624,092	3,022	33,542,190
Mortgage-backed securities	329,639,159	4,361,031	280,933	333,719,257
State and municipal securities	124,204,397	2,045,951	1,774,177	124,476,171
Corporate notes and other	2,414,318	17,961	55,413	2,376,866

	$489,178,994	$7,049,035	$2,113,545	$494,114,484

Securities held-to-maturity:
U.S. government agency securities	$1,997,672	$14,628	$—	$2,012,300
State and municipal securities	9,265,229	105,508	7,987	9,362,750

	$11,262,901	$120,136	$7,987	$11,375,050

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	69,481,328	220,833	39,598	69,662,563
Mortgage-backed securities	297,909,174	1,237,807	1,441,635	297,705,346
State and municipal securities	127,220,978	206,102	1,521,273	125,905,807
Corporate notes	2,415,783	—	37,560	2,378,223

	$497,027,263	$1,664,742	$3,040,066	$495,651,939

Securities held-to-maturity:
U.S. government agency securities	$17,747,589	$4,436	$—	$17,752,025
State and municipal securities	9,285,767	4,242	158,561	9,131,448

	$27,033,356	$8,678	$158,561	$26,883,473

     At March 31, 2008, approximately $424,263,000 of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At March 31, 2008 and December 31, 2007, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At March 31, 2008:

U.S. government agency securities	$853,999	$3,022	$—	$—	$853,999	$3,022
Mortgage-backed securities	31,580,268	147,641	15,696,314	133,292	47,276,582	280,933
State and municipal securities	43,869,958	1,773,395	1,561,784	8,769	45,431,742	1,782,164
Corporate notes	493,601	6,518	441,000	48,895	934,601	55,413

Total temporarily-impaired securities	$76,797,826	$1,930,576	$17,699,098	$190,956	$94,496,924	$2,121,532

At December 31, 2007:

U.S. government agency securities	$13,942,078	$25,198	$2,985,600	$14,400	$16,927,678	$39,598
Mortgage-backed securities	51,240,090	181,098	97,593,453	1,260,537	148.833.543	1.441.635
State and municipal securities	54,467,544	1,193,763	35,481,739	486,071	89,949,283	1,679,834
Corporate notes	527,115	300	1,451,108	37,260	1,978,223	37,560

Total temporarily-impaired securities	$120,176,827	$1,400,359	$137,511,900	$1,798,268	$257,688,727	$3,198,627

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
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at March 31, 2008 and December 31, 2007 is summarized as follows:

	At March 31,	At December 31,
	2008	2007
Commercial real estate — Mortgage	$771,926,021	$728,200,839
Consumer real estate — Mortgage	584,104,279	562,720,828
Construction and land development	557,069,605	517,399,037
Commercial and industrial	859,364,380	838,160,611
Consumer and other	94,071,282	103,159,374

Total Loans	2,866,535,567	2,749,640,689
Allowance for loan losses	(29,871,384)	(28,470,207)

Loans, net	$2,836,664,183	$2,721,170,482

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Changes in the allowance for loan losses for the three months ended March 31, 2008 and for the year ended December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Balance at beginning of period	$28,470,207	$16,117,978
Charged-off loans	(757,276)	(1,341,890)
Recovery of previously charged-off loans	567,330	279,491
Allowance from Mid-America acquisition	—	8,694,787
Provision for loan losses	1,591,123	4,719,841

Balance at end of period	$29,871,384	$28,470,207

     At March 31, 2008 and at December 31, 2007, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $17,124,000 and $19,677,000 at March 31, 2008 and December 31, 2007, respectively. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $482,000 and $102,000 for the three months ended March 31, 2008 and 2007, respectively.
     At March 31, 2008, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $28,936,000 to directors, executive officers, and their related entities, of which $20,391,000 had been drawn upon. During the three months ended March 31, 2008, $1,602,000 of loan and other commitment increases and $319,000 of principle and other reductions were made by directors, executive officers, and their related entities. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved. None of these loans to directors, executive officers, and their related entities, were impaired at March 31, 2008.
     During the three months ended March 31, 2008 and 2007, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with U.S. generally accepted accounting principles, Pinnacle Financial recognized a net gain on the sale of these participated loans for the three months ended March 31, 2008 and 2007 of approximately $4,000 and $45,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans. At March 31, 2008, Pinnacle Financial was servicing $165 million of loans for correspondent banks and other entities, of which $114 million was commercial loans.
Note 5. Income Taxes
     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
Income taxes at statutory rate	$3,025,310	$2,868,724
State tax (benefit) expense, net of Federal tax effect	(14,857)	57,864
Federal tax credits	(57,625)	(90,000)
Tax-exempt securities	(296,618)	(196,607)
Bank owned life insurance	(81,097)	(48,134)
Insurance premiums	(63,184)	(102,430)
Other items	67,024	105,096

Income tax expense	$2,578,953	$2,594,513

     The effective tax rate for 2008 and 2007 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
that the credits are recognized in the Company’s income tax returns. The credit that was available for the years ended December 31, 2008 and 2007 was $360,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2008 and 2007.
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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at March 31, 2008 is as follows:

Commitments to extend credit	$869,938,000
Standby letters of credit	90,893,000
     Various legal claims also arise from time to time in the normal course of business. As of March 31, 2008, management is not aware of any such proceedings against Pinnacle Financial.
Visa Litigation
     Pinnacle National is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Pinnacle National’s indemnification obligation is limited to its membership proportion of Visa USA. On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report to the SEC on Form 10-K for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. Accordingly, Pinnacle National has recognized a contingent liability in the amount of $145,000 as an estimate for its membership proportion of the American Express settlement and the potential Discover

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
settlement, as well as its membership proportion of the amount that Pinnacle National estimates will be required for Visa to settle the remaining covered litigation.
     Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Pinnacle Financial recognized a pre-tax gain of $140,000 on redemption proceeds received from Visa, Inc. and reversed $63,000 of the $145,000 litigation expense recognized as its pro-rata share of the $3.0 billion escrow funded by Visa, Inc. The timing for ultimate settlement of all covered litigation is not determinable at this time.
Note 7. Equity Compensation
     Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At March 31, 2008, there were 452,083 shares available for issue under these plans.
Common Stock Options and Stock Appreciation Rights
     As of March 31, 2008, of the 2,457,431 stock options and 14,070 stock appreciation rights outstanding, 1,365,356 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 1,106,145 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder. All stock options granted under the Pinnacle equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.
     A summary of the stock option and stock appreciation rights activity during the three months ended March 31, 2008 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000's)
Outstanding at December 31, 2007	2,398,823	$16.84	6.9	$23,784

Granted	163,360	21.51
Exercised (2)	(63,527)	11.55
Forfeited	(27,155)	27.14

Outstanding at March 31, 2008	2,471,501	$17.14	6.9	$23,855

Outstanding and expected to vest as of March 31, 2008	2,431,645	$17.01	6.9	$23,780

Options exercisable at March 31, 2008	1,610,064	$12.11	6.1	$20,937

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $25.60 per common share for the approximately 1.8 million options and stock appreciation rights that were in-the-money at March 31, 2008.

(2)	The 626 stock appreciation rights exercised during 2008 resulted in the issuance of 314 shares of Pinnacle Financial common stock.
     During the three months ended March 31, 2008, 141,632 option awards vested at an average exercise price of $24.54 and an intrinsic value of approximately $3.3 million. On January 18, 2008, Pinnacle Financial granted options to purchase 163,360 common shares to certain employees at an exercise price of $21.51 per share. These options, which were issued as non-qualified stock options, will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant. Pursuant to SAB 110, “Share-Based Payment,” Pinnacle Financial will continue to use the simplified method for estimating the expense of stock compensation during 2008.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the three months ended March 31, 2008, the aggregate intrinsic value of options and stock appreciation rights exercised was $1.4 million determined as of the date of exercise. As of March 31, 2008, there was approximately $6.7 million of total unrecognized compensation cost related to unvested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.1 years.
     During the three months ended March 31, 2008 and 2007, Pinnacle Financial recorded stock-based compensation expense of $515,000 and $362,000 for the three months ended March 31, 2008 and 2007, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
     The fair value of options granted for each of the three month periods ended March 31, 2008 and 2007 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2008	2007
Risk free interest rate	3.20%	4.78%
Expected life of options	6.5 years	6.5 years
Expected dividend yield	0.00%	0.00%
Expected volatility	24.58%	20.94%
Weighted average fair value	$7.07	$10.79
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
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of March 31, 2008 under the 2004 Equity Incentive Plan. During the three months ended March 31, 2008, Pinnacle Financial awarded 140,373 shares of restricted common stock to Pinnacle Financial directors, officers and associates. The weighted average fair value of these awards as of the date of grant was $21.95 per share. The forfeiture restrictions on 77,000 of the restricted shares awarded to Pinnacle Financial associates lapse in annual increments of 20% over the next five years. The forfeiture restrictions on 26,805 restricted shares awarded to members of Pinnacle Financial’s senior management lapse in three separate traunches should Pinnacle achieve certain earnings and soundness targets over the subsequent three year period. Additionally, the forfeiture restrictions on 26,805 restricted shares issued to members of Pinnacle Financial’s senior management lapse in annual increments of 10% over the next ten years if Pinnacle Financial is profitable in the prior year. The remaining 9,763 restricted shares were awarded to Pinnacle Financial directors with the restrictions on these shares lapsing on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend during the period from March 1, 2008 through February 28, 2009.
     Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the three months ended March 31, 2008, Pinnacle Financial recognized approximately $168,000 in compensation costs attributable to all restricted share awards issued prior to March 31, 2008. During the three months ended March 31, 2008, $201,000 in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of activity for unvested restricted share awards for the three months ended March 31, 2008 follows:

Number
Unvested awards at December 31, 2007	54,349
New awards granted	140,373
Awards whereby restrictions have lapsed and shares released to participants	(3,230)
Forfeited awards (i.e., restrictions not met by participants)	—

Unvested awards at March 31, 2008	191,492

Note 8. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National generates sufficient capital from operations to support both anticipated asset growth and dividend payments. At March 31, 2008, pursuant to federal banking regulations, Pinnacle National had approximately $50.4 million of net retained profits from the previous two years available for dividend payments to Pinnacle Financial.
     Pinnacle Financial and its banking subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and its banking subsidiary capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2008, that Pinnacle Financial and its banking subsidiary met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and its banking subsidiaries actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2008

Total capital to risk weighted assets:
Pinnacle Financial	$330,975	10.4%	$254,510	8.0%	not applicable
Pinnacle National	$323,346	10.2%	$254,112	8.0%	$317,641	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$301,103	9.5%	$127,255	4.0%	not applicable
Pinnacle National	$293,419	9.2%	$127,056	4.0%	$190,584	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$301,103	8.6%	$140,841	4.0%	not applicable
Pinnacle National	$293,419	8.3%	$140,873	4.0%	$176,092	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.

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
     A summary of Pinnacle Financial’s interest rate swaps is included in the following table (in thousands):

	March 31, 2008
	Notional	Estimated Fair
	Amount	Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$59,243	$2,609
Pay variable / receive fixed swaps	59,243	(2,632)

Total	$118,486	$(23)

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following tables present financial information for each reportable segment as of March 31, 2008 and 2007 and for the three months ended March 31, 2008 and 2007 (dollars in thousands):

		Trust and
	Commercial	Investment	Mortgage	Insurance	Total
	Banking	Services	Origination	Services	Company
For the three months ended March 31, 2008:
Net interest income	$27,285	$—	$74	$—	$27,359
Provision for loan losses	1,591	—	—	—	1,591
Noninterest income	4,459	1,670	1,175	1,064	8,368
Noninterest expense	22,709	1,305	1,031	447	25,492
Income tax expense	2,106	144	86	243	2,579

Net income	$5,338	$221	$132	374	6,065

End of period assets	$3,884,042	$—	$—	$5,244	$3,889,286

For the three months ended March 31, 2007:
Net interest income	$17,047	$—	$35	$—	$17,082
Provision for loan losses	788	—	—	—	788
Noninterest income	2,648	1,114	586	643	5,026
Noninterest expense	11,397	800	487	440	13,124
Income tax expense	2,338	123	53	80	2,594

Net income	$5,207	$191	$81	$123	$5,602

End of period assets	$2,188,750	$—	$—	$4,382	$2,193,132

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at March 31, 2008 and December 31, 2007 and our results of operations for the three months ended March 31, 2008 and 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid organic growth together with our merger with Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company in Nashville, Tennessee, on November 30, 2007 and our expansion in the Knoxville, Tennessee market has had a material impact on Pinnacle Financial’s financial condition and results of operations in 2008 as compared to 2007. This rapid growth along with the Mid-America merger and the Knoxville market expansion are discussed more fully below. Our fully diluted net income per share for the three months ended March 31, 2008 and 2007 was $0.26 and $0.34, respectively. At March 31, 2008, loans totaled $2.867 billion, as compared to $2.750 billion at December 31, 2007, while total deposits increased to $2.967 billion at March 31, 2008 from $2.925 billion at December 31, 2007.
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
In accordance with SFAS Nos. 141 and 142, we have preliminarily recognized $9.4 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three months ended March 31, 2008, approximately $273,000 was recognized in the accompanying statement of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $700,000 to $1.1 million per year for the next ten years.
We also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value of those net assets acquired at November 30, 2007. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into our statements of income using a method that approximates the level yield method over the anticipated lives of the underlying financial assets or liabilities. For the three months ended March 31, 2008, the accretion and amortization of the fair value discounts and premiums related to the acquired loans, certificates of deposit and FHLB advances increased net interest income by approximately $1.111 million. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, we expect to recognize increases in net interest income related to accretion of these purchase accounting adjustments of $2.9 million in subsequent years. We are in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of March 31, 2008.
During the three months ended March 31, 2008, we incurred merger integration expense related to the merger with Mid-America of $3.106 million. These expenses were directly related to the merger, and consisted primarily of severance costs and costs to integrate processing systems and are reflected in the accompanying consolidated statement of income as merger related expense.
Knoxville expansion. During April of 2007, we announced a de novo expansion of our firm to the Knoxville MSA. At that time, we had hired several new associates from other financial institutions in that market and had negotiated a lease agreement for our main office facility with future plans to construct four additional offices over the next few years. In June of 2007, we opened our first full service branch facility in Knoxville. At March 31, 2008, our Knoxville facility had recorded $159.0 million in loan balances and $35.4 million in deposit balances. At March 31, 2008, we employed 23 associates in the Knoxville MSA. We incurred approximately $549,000 in loan loss provision and approximately $814,000 in noninterest expenses for compensation, occupancy and other expenses related to the Knoxville expansion. As a result, we estimate that the Knoxville expansion lost approximately $0.02 per fully diluted share during the first quarter of 2008.

Results of Operations. Our net interest income increased to $27.4 million for the first three months of 2008 compared to $17.1 million for first three months of 2007, primarily due to increased volumes of earning assets as a result of the Mid-America acquisition. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2008 was 3.37% compared to 3.64% for the same period in 2007.
Our provision for loan losses was $1,591,000 for the first three months of 2008 compared to $788,000 for the same period in 2007. The provision for loan losses increased primarily due to increases in loan volumes and charge-offs in 2008 compared to 2007.
Noninterest income for the three months ended March 31, 2008 compared to the same period in 2007 increased by $3.34 million, or 66.5%. This increase is largely attributable to the fee businesses associated with the Mid-America acquisition, particularly with regard to service charges on deposit accounts, investment services commissions and other noninterest income. We also recorded during the first three months of 2008 approximately $450,000 in insurance commissions received from one of our carriers due to favorable claims experience by that carrier.
Our continued growth in 2008 resulted in increased noninterest expense compared to 2007 due to the addition of Mid-America, our expansion into the Knoxville MSA, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 419.5 at March 31, 2007 to 686.0 at March 31, 2008. As a result, we experienced increases in compensation and employee benefit expense. In addition to incurring a full quarter of the Mid-America expense in 2008, we expect to add additional employees throughout 2008 which will also cause our compensation and employee benefit expense to increase in 2008 when compared to the comparable period in 2007. Additionally, our branch expansion efforts during the last few years and the addition of the eleven Mid-America branches will also increase noninterest expense. The increased operational expenses for the recently opened branches and the additional planned branch in Knoxville expected to open in the last half of 2008 will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 71.4% for the first three months of 2008 compared to 59.4% for the same period in 2007. These calculations include the impact of approximately $3,106,000 in Mid-America merger related charges in incurred in the first quarter of 2008.
The effective income tax expense rate for the three months ended March 31, 2008 was approximately 29.8% compared to an effective income tax expense rate for the three months ended March 31, 2007 of approximately 31.7%. The decrease in the effective rate for 2007 compared to 2006 was due to increased investments in bank qualified municipal securities and bank owned life insurance.
Net income for the first three months of 2008 was $6.1 million compared to $5.6 million for the same period in 2007, an increase of 8.3%.
Excluding the after-tax (rate of 39.23%) impact of merger related expenses in the first quarter of 2008, net income was $8.0 million compared to $5.6 million in the first quarter of 2007, an increase of 41.9%. As a result, diluted net income per common share, excluding merger related expenses was $0.34 for the first three months of 2008 and 2007. For a reconciliation of these non-GAAP financial measures to their most directly comparable U.S. generally accepted accounting principles (GAAP) financial measure, see “Reconciliation of Non-GAAP financial measures” below.
Financial Condition. Loans increased $116.9 million during the first three months of 2008. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.
We have successfully grown our total deposits to $2.967 billion at March 31, 2008 compared to $2.925 billion at December 31, 2007, an increase of $41.7 million. In comparing the composition of the average balances of our deposits between the first quarter of 2008 with the first quarter of 2007, we have experienced increased growth in our higher cost certificate of deposit balances than in any other category. This increase in reliance on higher cost deposits has contributed to a reduced net interest margin between the two periods.
Capital and Liquidity. At March 31, 2008, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at March 31, 2008, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.
In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock). This additional capital was required to support our growth. As of March 31, 2008, we believe should we continue our rapid growth, should we acquire any other banks or should we expand into a new geographic market those matters could result in issuance of additional capital, including additional common shares.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, the application of SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) and the assessment of impairment of the intangibles resulting from the Mid-America and Cavalry mergers have been critical to the determination of our financial position and results of operations.
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
We are in the process of reevaluating our quarterly allowance assessment process, particularly in the area of estimating loss allocation rates and the allocation of environmental factors. The results of the reevaluation are not yet completed and will be incorporated into our June 30, 2008 assessment. The impact of this reevaluation is unknown at this time.
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
Accounting for the Mid-America and Cavalry Acquisitions — We recorded the assets and liabilities of Mid-America as of November 30, 2007 and Cavalry as of March 15, 2006, at estimated fair value. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities. We also engaged a real estate appraisal firm to value the more significant properties that were acquired and engaged a firm to analyze the income tax implications of the assets and liabilities acquired as well as the deductibility of the various cash payments we and the former Mid-America and Cavalry made and will make as a result of these mergers. As a result, we consider the values we have assigned to the acquired assets and liabilities to be reasonable and consistent with the application of U.S. generally accepted accounting principles (GAAP). We are still in the process of obtaining and evaluating certain other information with respect to Mid-America. Accordingly, we may have to reassess our Mid-America purchase price allocations. We will conclude the allocation of the Mid-America purchase price to the acquired net assets during the remainder of 2008.
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
Results of Operations
Our results for the three months ended March 31, 2008 and 2007 were highlighted by the continued growth in loans and other earning assets and deposits, primarily as a result of the Mid-America acquisition and the Knoxville expansion, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended
	March 31,		2008-2007
			Percent
	2008	2007	Increase
Interest income	$52,161	$33,739	54.6%
Interest expense	24,802	16,657	48.9%

Net interest income	27,359	17,082	60.2%
Provision for loan losses	1,591	788	101.9%

Net interest income after provision for loan losses	25,768	16,294	58.1%
Noninterest income	8,367	5,026	66.5%
Noninterest expense	25,491	13,124	94.2%

Income before income taxes	8,644	8,196	5.5%
Income tax expense	2,579	2,594	(0.6)%

Net income	$6,065	$5,602	8.3%

Our results for the three months ended March 31, 2008 included merger related expense, of $3.106 million. Excluding merger related expense from our net income resulted in diluted net income per common share for the three months ended March 31, 2008 of $0.34. A comparison of these amounts to our results for the three months ended March 31, 2007 and a reconciliation of this non-GAAP financial measure follow (dollars in thousands):
Reconciliation of Non-GAAP financial measures:

	Three months ended March 31,
	2008	2007
Net income, as reported	$6,065	$5,602
Merger related expense, net of tax	1,887	—

Net income excluding merger related expense	$7,952	$5,602

Fully-diluted net income per common share, as reported	$0.26	$0.34

Fully-diluted net income per common share, excluding merger related expense	$0.34	$0.34

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
Pinnacle Financial believes that this non-GAAP financial measure, excluding the impact of merger related expense, facilitates making period-to-period comparisons, is a meaningful indication of our operating performance, and provides investors with additional information to evaluate our past financial results and ongoing operational performance.
Pinnacle Financial’s management and board utilizes this non-GAAP financial information to compare our operating performance between accounting periods and has utilized non-GAAP diluted earnings per share (excluding the merger related expenses) in establishing the performance targets of our 2008 Annual Cash Incentive Plan and in calculating whether we have met or will meet our earnings per share targets in our restricted stock award agreements.
Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended March 31, 2008, we recorded net interest income of $27.4 million, which resulted in a net interest margin of 3.37%. For the three months ended March 31, 2007, we recorded net interest income of $17.1 million, which resulted in a net interest margin of 3.64%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2008			March 31, 2007
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$2,761,745	$45,392	6.61%	$1,530,771	$28,977	7.68%
Securities:
Taxable	367,125	4,637	5.12%	272,669	3,346	4.98%
Tax-exempt (1)	136,690	1,351	5.24%	72,961	670	4.91%
Federal funds sold and other	58,892	781	5.56%	55,897	746	5.42%

Total interest-earning assets	3,324,452	52,161	6.37%	1,932,298	33,739	7.13%

Nonearning assets
Intangible assets	258,807			122,728
Other nonearning assets	190,783			94,902

Total assets	$3,774,042			$2,149,928

Interest-bearing liabilities:
Interest bearing deposits:
Interest checking	$404,307	$2,129	2.12%	$244,680	$1,957	3.24%
Savings and money market	735,899	4,098	2.24%	495,877	4,125	3.37%
Certificates of deposit	1,372,899	14,859	4.35%	624,092	7,456	4.84%

Total interest bearing deposits	2,513,105	21,086	3.37%	1,364,649	13,538	4.02%
Securities sold under agreements to repurchase	169,146	832	1.98%	157,180	1,712	4.42%
Federal Home Loan Bank advances and other borrowings	143,802	1,426	3.99%	40,241	531	5.36%
Subordinated debt	82,476	1,458	7.11%	51,548	876	6.89%

Total interest-bearing liabilities	2,908,529	24,802	3.43%	1,613,618	16,657	4.19%

Noninterest-bearing deposits	368,413	—	—	269,864	—	—

Total deposits and interest-bearing liabilities	3,276,942	24,802	3.04%	1,883,482	16,657	3.59%

Other liabilities	22,661			6,980
Stockholders’ equity	474,439			259,466

	$3,774,042			$2,149,928

Net interest income		$27,359			$17,082

Net interest spread (2)			2.94%			2.94%
Net interest margin (3)			3.37%			3.64%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three months ended March 31, 2008 was 3.37% compared to a net interest margin of 3.64% for the same period in 2007. Our net interest margin for the three months ended March 31, 2008 was 0.27% less than our margin during the same time in the previous year. This was the result of our earning asset yields for the three months ended March 31, 2008 being 0.76% less than the earning asset yields for the previous year while our funding costs were only 0.55% less. Also impacting our net interest margin comparisons between the two periods was Mid-America which had more noncore deposits and a higher funding cost. Other matters related to our net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields were 1.07% less during the first three months of 2008 when compared to the same period in 2007. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for the first three months of 2008 was 3.13% compared to 5.25% for the same period in 2007. Our prime lending rate moves in concert with the Federal Reserve’s changes to its Federal funds rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio during the three month period noted above. For the first three months of 2008, average loan balances were 83.1% of total interest-earning assets compared to 79.2% during the same period in 2007. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation reduced the decline in overall total interest earning asset yields between the two periods.

•	During the first three months of 2008, overall deposit rates were less than those rates for the comparable period in 2007 by 0.65%. Normally, interest rates paid on products such as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short term rate environment during the first three months of 2008 when compared with the first three months of 2007. As a result, the rates for those products experienced a large decrease between the two periods. However, another factor influencing our margin is competitor pricing. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with new banks entering our markets continually. As a result, even though the short-term rate environment may allow for rate decreases in our short-term funding base; these decreases will be offset by competitive pressures.

•	During the first three months of 2008, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 51.2% of our total funding compared to 62.0% during the same period in 2007. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 11.2% of total funding in 2008, compared to 14.3% in 2007. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin and receives a great deal of emphasis by management. Thus, the mix of our deposit base in 2008 was weighted more to higher cost time deposits and other wholesale funding sources which also contributed to our lower net interest margin in 2008.

•	Also impacting the net interest margin during the first three months of 2008 was pricing of our floating rate subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. In October 2007, we issued an additional $30 million in floating rate subordinated indebtedness to fund the cash component of the Mid-America purchase price. The rate we are required to pay on this indebtedness is 285 points over three-month LIBOR. This spread is higher than similar forms of subordinated indebtedness which were issued in previous periods.
During the three months ended March 31, 2008, the yield curve steepened which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Fed funds rate and short term treasury rates. During most of 2007, the Fed funds rate was higher than other longer term treasuries (i.e., an inverted yield curve). As a result, for most of 2007 depositors tended to maintain their funds in shorter-term deposit accounts where they could achieve a higher yield on their deposit balances and did not concern themselves with long-term products because there was not enough yield for them to justify the longer maturity. In a more traditional rate environment, depositors typically would either accept a lesser rate for more liquid deposit accounts or choose a higher rate for a longer time deposit. We believe a more normalized yield curve will be advantageous to us as our deposit base tends to prefer shorter term instruments.
On April 30, 2008, the Federal Reserve reduced the targeted Federal funds rate such that the targeted rate is now 2%. This reduction will, in all likelihood, compress our net interest margins in the near term as we will experience reduced yields on a significant portion of our earning asset base and will not be able to counter this impact via reduced funding costs quickly. Generally, we should be able to reduce our funding costs over an extended period of time following a Federal Reserve rate reduction. Traditionally, we maintain an asset sensitive balance sheet, thus when rates are stable to increasing our net interest margins should expand.
We believe we should be able to increase net interest income through overall growth in earning assets in 2008 compared to previous periods. The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs, and thus we should be able to increase our current net interest income. Our net interest margins will likely decrease due to increasingly competitive deposit pricing in our markets and further near-term rate reductions by the Federal Reserve. In the last few months of 2007 and first few months of 2008, the Federal Reserve reduced short-term rates dramatically. We have taken steps to counter the impact of these rate decreases on our floating rate assets (including prime rate loans) by reducing deposit rates to an appropriate level where we believe we can sustain our funding base. We believe it will take more time for our competition in our market to begin to price in the full impact of these rate decreases, and for competitive reasons we will not be able to counter the full impact of these rate decreases on our net interest margin. As a result, we believe our net interest margins in 2008 will be lower than in 2007.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $1,591,000 and $788,000 for the three months ended March 31, 2008 and 2007, respectively.
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2008. A significant increase in loan growth and increased net-charge offs during the first three months of 2008 were the primary reasons for the increased provision expense in 2008 when compared to 2007.
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
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold may also vary widely from quarter to quarter and year to year and may diminish over time as our lending and industry concentration limits increase.

The following is the makeup of our noninterest income for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended
	March 31,		2008-2007
			Percent
	2008	2007	Increase (decrease)
Noninterest income:
Service charges on deposit accounts	$2,574	$1,797	43.2%
Investment services	1,268	735	72.5%
Insurance sales commissions	1,064	637	67.0%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	652	318	105.0%
Gains on loans and loan participations sold, net	4	45	(91.1)%
Trust fees	505	420	20.2%
Other noninterest income:
ATM and other consumer fees	943	519	81.7%
Letters of credit fees	86	60	43.3%
Bank-owned life insurance	362	138	162.3%
Equity in earnings of Collateral Plus, LLC	24	11	118.2%
Swap fees on customer loan transactions, net	183	—	—
Visa related gains	203	—	—
Other noninterest income	499	346	44.2%

Total noninterest income	$8,367	$5,026	66.5%

Service charge income for the first three months of 2008 increased over that of the same period in 2007 due to the Mid-America acquisition, an increased number of customers utilizing overdraft protection products and an increased per item insufficient fund charge. Additionally, we have increased the number of deposit accounts subject to service charges. Also, the increase in service charges in 2008 when compared to 2007 was impacted by a decreased earnings credit rate provided by Pinnacle National to its commercial deposit customers.
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. Our Mid-America acquisition had a significant impact on our investment services fees, as a significant amount of Mid-America’s fee business was attributable to wealth management, particularly brokerage services. At March 31, 2008, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $859 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $617 million at March 31, 2007. We also offer trust services through Pinnacle National’s trust division. At March 31, 2008, our trust department was receiving fees on approximately $493 million in assets compared to $400 million at March 31, 2008. We offer insurance services through Miller and Loughry Insurance and Services, Inc. which we believe will continue to increase our noninterest income in future periods. During the first three months of 2008, Miller and Loughry received approximately $450,000 in fees from one of its insurance carriers due to favorable claims experience by that carrier. We do not anticipate any additional similar fees from this insurance carrier this year.
Additionally, mortgage related fees for the first quarter of 2008 also provided for a significant portion of the increase in noninterest income between the first three months of 2008 when compared to 2007. These mortgage fees are for loans originated in our market areas that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Also, impacting mortgage origination fees are the number of mortgage originators we have offering these products. These originators are largely commission-based employees. We have steadily increased the number of originators working for us over the years and plan to continue to increase our mortgage origination work force in 2008.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At March 31, 2008 and pursuant to participation agreements with these correspondents, we had participated approximately $113.7 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140,

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $4,000 and $45,000 during the three months ended March 31, 2008 and 2007, respectively, related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, our acquisitions and our growth have resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues during the first three months of 2008 compared to the same time period in 2007 due primarily to the merger with Mid-America.
Additionally, noninterest income from the cash surrender value of bank-owned life insurance increased significantly between the first three months of 2008 and the first three months of 2007. During the fourth quarter of 2007, we acquired approximately $20 million in additional bank-owned life insurance. These policies insure numerous executives, managers and other personnel of our company. For these new policies, Pinnacle National is the sole beneficiary of these policies.
Also included in other noninterest income is $183,000 in fees we receive when we originate an interest rate swap transaction between an individual commercial borrower and a third party provider. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment. During the first quarter of 2008, we recorded $145,000 in expense associated with the Visa litigation contingency. Additionally, we recorded $140,000 in gains from the redemption of Visa stock and $63,000 in gains from the reduction in the liability established for Visa related contingencies. Other noninterest income also increased by approximately $233,000 during the first quarter of 2008 when compared to the same period in 2007. Most of this increase was due to the Mid-America transaction with most of these revenues being for loan late charges and other fees.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended
	March 31,		2008-2007
			Percent
	2008	2007	Increase (decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$8,726	$5,507	58.5%
Commissions	637	391	62.9%
Other compensation, primarily incentives	2,110	1,022	106.5%
Employee benefits and other	2,394	1,347	77.7%
Total salaries and employee benefits	13,867	8,267	67.7%

Equipment and occupancy	4,276	2,165	97.5%
Marketing and business development	376	252	49.2%
Postage and supplies	648	454	42.7%
Amortization of core deposit intangible	766	516	48.4%
Other noninterest expense:
Other real estate	61	5	1120.0%
Professional fees	44	186	(76.3)%
Legal, including borrower-related charges	158	132	19.7%
Directors’ fees	83	60	38.3%
Insurance, including FDIC assessments	727	349	108.3%
Charitable contributions	109	93	17.2%
Other noninterest expense	1,271	645	97.1%

Total other noninterest expense	2,453	1,470	66.9%

Merger related expense	3,106	—	-

Total noninterest expense	$25,491	$13,124	94.2%

Expenses have generally increased between the above periods due to our merger with Mid-America, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches and other expenses which tend to increase in relation to our growth. Additionally, for the three months ended March 31, 2008 and 2007, approximately $481,000 and $467,000, respectively, of compensation expense related to stock options and restricted share awards is included in other incentive compensation expense.
At March 31, 2008, we employed 686.0 full time equivalent employees compared to 419.5 at March 31, 2007. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, our employees have historically participated in our annual cash incentive plan. Under the plan, the targeted level of incentive payments requires the Company to achieve a certain soundness threshold and a targeted fully diluted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee (the “Committee”) of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.
Included in the salary and employee benefits amounts for the three months ended March 31, 2008 and 2007, were $1,486,000 and $590,000, respectively, related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. Based on our current earnings forecast for 2008, for the three months ended March 31, 2008, we have anticipated a cash award to qualifying associates equal to 100% of their targeted award and consequently we have recorded the quarterly portion of this incentive expense assuming 100% of the targeted award. We will continue to review our anticipated 2008 cash incentive expense throughout 2008 which may require us to increase or decrease the anticipated award above or below the 100% amount at March 31, 2008 based on the new estimate. For the three months ended March 31, 2007, the anticipated award to be paid to associates equaled

50% of their targeted award. The incentive plan for 2008 is structured similarly to prior year plans in that the award is based on the achievement of soundness and earnings objectives.
In connection with our merger with Mid-America, all former associates of Mid-America that were displaced by our merger were granted a retention bonus award provided they worked through a predetermined date. Also, those associates that continue as Pinnacle associates following the merger are eligible for a retention bonus should they continue their employment through December 31, 2008. We anticipate that this retention bonus award will approximate $4.6 million and will be treated as a merger related expense in 2008, of which $1.4 million was accrued during the first three months of 2008. Since these associates have agreed to a retention bonus award, they are not eligible to participate in any of our other cash or equity incentive award plans until 2009.
Equipment and occupancy expenses in the first quarter of 2008 were greater than the first quarter of 2007 by 97.5%. This increase is primarily attributable to our market expansion to Knoxville, Tennessee which began in the second quarter of 2007, our new branch facility in the Donelson area of Nashville which opened late in the first quarter of 2007, and a full quarter of expenses associated with the eleven Mid-America branches which were acquired on November 30, 2007. These additions contributed to the increase in our equipment and occupancy expenses between the two periods and will contribute to increases in expenses in the future as we construct new facilities, including new facilities currently planned in both the Nashville and Knoxville MSAs.
Marketing and other business development and postage and supplies expenses are higher in 2008 compared to 2007 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
Included in noninterest expense for the first quarter of 2008 and 2007 is $766,000 and $516,000, respectively of amortization of the core deposit intangible. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits. Amortization expense associated with these core deposit intangibles will approximate $2.5 million to $2.9 million per year for the next five years with lesser amounts for the remaining years.
Additionally, for the three months ended March 31, 2008, we incurred $3.106 million of merger related expense directly associated with the Mid-America merger. The merger related charges consisted of integration costs incurred in connection with the merger, including approximately $1.42 million of retention bonuses payable to Mid-America associates, $876,000 in conversion related incentive payments and other personnel costs, $637,000 in information technology conversion matters and $148,000 in other integration charges. We anticipate additional merger related expenses associated with the Mid-America transaction in 2008 as we fully integrate this acquisition of approximately $4.75 million.
Other noninterest expenses increased $983,000 in the first quarter of 2008 when compared to the same quarter in 2007. Most of these increases are attributable to increased insurance and other noninterest expenses which include incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses and other items which have increased significantly as a result of the Mid-America merger.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 71.4% for the first three months of 2008 compared to 59.4% in 2007. The efficiency ratio for the first three months of 2008 includes the impact of merger related expenses of $3.106 million. Excluding merger related expenses from the efficiency ratio would result in total noninterest expense of $22.39 million compared to the sum of net interest income and noninterest income of $35.73 million or an efficiency ratio of 62.7%. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Financial Condition
Our consolidated balance sheet at March 31, 2008 reflects organic growth since December 31, 2007. Total assets grew to $3.89 billion at March 31, 2008 from $3.79 billion at December 31, 2007.

Loans. The composition of loans at March 31, 2008 and at December 31, 2007 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$771,926	26.9%	$728,201	26.5%
Consumer real estate — Mortgage	584,104	20.4%	562,721	20.5%
Construction and land development	557,070	19.4%	517,399	18.8%
Commercial and industrial	859,364	30.0%	838,161	30.5%
Consumer and other loans	94,072	3.3%	103,159	3.7%

Total loans	$2,866,536	100.0%	$2,749,641	100.0%

Although the allocation of our loan portfolio did not change significantly during the three months ended March 31, 2008 we did experience an increase of 0.4% in the commercial real estate classification and a 0.6% increase in the construction and land development classification. A portion of this increase is attributable to the conversion of the Mid-America loan systems to Pinnacle National’s loan accounting systems in which we reclassified several borrowers which were previously classified as commercial real estate and construction and land development. Additionally, we continue to have loan demand for our commercial real estate and construction lending products; we will continue to pursue quality real estate lending opportunities. Because these types of loans require that we maintain effective credit and construction monitoring systems, we have increased our resources in this area. We believe we can effectively manage this area of exposure through utilization of experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at March 31, 2008 and December 31, 2007 (dollars in thousands):

	At March 31, 2008
	Outstanding
	Principal	Unfunded		Total Exposure at
	Balances	Commitments	Total exposure	December 31, 2007
Trucking industry	$86,903	$26,125	$113,028	$109,118
Lessors of nonresidential buildings	235,618	46,088	281,706	249,959
Lessors of residential buildings	111,488	12,508	123,996	135,413
Land subdividers	202,864	74,692	277,556	283,327
New housing operative builders	168,138	97,246	265,384	269,744
New single family housing construction	77,727	26,009	103,736	104,980
The following table classifies our fixed and variable rate loans at March 31, 2008 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2008
	Fixed	Variable		At March 31,	At December 31,
	Rates	Rates	Totals	2008	2007
Based on contractual maturity:
Due within one year	$241,065	$1,011,282	$1,252,347	43.7%	44.5%
Due in one year to five years	810,235	325,748	1,135,983	39.6%	39.9%
Due after five years	135,565	342,641	478,206	16.7%	15.6%

Totals	$1,186,865	$1,679,671	$2,866,536	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,185,380	$1,185,380	41.4%	40.0%
Due within one year	241,065	394,953	636,018	22.2%	21.2%
Due in one year to five years	810,235	91,908	902,143	31.4%	32.4%
Due after five years	135,565	7,430	142,995	5.0%	6.4%

Totals	$1,186,865	$1,679,671	$2,866,536	100.0%	100.0%

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
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $22 million. Our loan policy requires that our board of directors approve any relationships that exceed this internal limit.
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2008, we had $17,124,000 in loans on nonaccrual compared to $19,677,000 at December 31, 2007. The decrease in nonperforming loans between March 31, 2008 and December 31, 2007 was primarily related to borrower payments received during the three months ended March 31, 2008 and transfers of certain loans to other real estate owned.
At March 31, 2008, we owned $3,567,000 in real estate which we had acquired, usually through foreclosure, from borrowers compared to $1,673,000 at December 31, 2007. Substantially all of this amount relates to homes that are in various stages of construction for which we believe we have adequate collateral.
There was $2.0 million of other loans 90 past due and still accruing interest at March 31, 2008 compared to $1.61 million at December 31, 2007. At March 31, 2008 and at December 31, 2007, no loans were deemed to be restructured loans. The following table is a summary of our nonperforming assets at March 31, 2008 and December 31, 2007 (dollars in thousands):

	At Mar. 31,	At Dec. 31,
	2008	2007
Nonaccrual loans (1)	$17,124	$19,677
Restructured loans	—	—
Other real estate owned	3,567	1,673

Total nonperforming assets	20,691	21,350
Accruing loans past due 90 days or more	2,002	1,613

Total nonperforming assets and accruing loans past due 90 days or more	$22,693	$22,963

Total loans outstanding	$2,866,536	$2,749,641

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.80%	0.84%

Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	75.97%	80.66%

(1)	Interest income that would have been recorded during the three months ended March 31, 2008 related to nonaccrual loans was $482,000.
Potential problem assets, which are not included in nonperforming assets, amounted to approximately $1.35 million or 0.05% of total loans outstanding at March 31, 2008. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard.
Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of March 31, 2008 and December 31, 2007, our allowance for loan losses was $29,871,000 and $28,470,000, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above. The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2008 and for the year ended December 31, 2007 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	At Mar. 31,	At Dec. 31,
	2008	2007
Balance at beginning of period	$28,470	$16,118
Provision for loan losses	1,591	4,720
Allowance from Mid-America acquisition	—	8,695
Charged-off loans:
Commercial real estate — Mortgage	—	(22)
Consumer real estate — Mortgage	(481)	(364)
Construction and land development	—	(271)
Commercial and industrial	(102)	(326)
Consumer and other loans	(174)	(359)

Total charged-off loans	(757)	(1,342)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	—
Consumer real estate — Mortgage	—	125
Construction and land development	355	1
Commercial and industrial	100	51
Consumer and other loans	112	102

Total recoveries of previously charged-off loans	567	279

Net (charge-offs) recoveries	(190)	(1,063)

Balance at end of period	$29,871	$28,470

Ratio of allowance for loan losses to total loans outstanding at end of period	1.04%	1.04%

Ratio of net charge-offs (*) to average loans outstanding for the period	0.03%	0.06%

(*) Net charge-offs for the three months ended March 31, 2008 have been annualized.

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Although the allowance increased by $1.4 million between March 31, 2008 and December 31, 2007, the ratio of our allowance for loan losses to total loans outstanding remained unchanged at 1.04% at both March 31, 2008 and December 31, 2007. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $505.4 million and $522.7 million at March 31, 2008 and December 31, 2007, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a liquidity source. A statistical comparison of our entire investment portfolio at March 31, 2008 is as follows:

March 31, 2008
Weighted average life	6.6 years
Weighted average coupon	4.95%
Tax equivalent yield	5.37%
Deposits and Other Borrowings. We had approximately $2.97 billion of deposits at March 31, 2008 compared to $2.93 billion at December 31, 2007. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $171.2 million at March 31, 2008 and $156.1 million at December 31, 2007. Additionally, at March 31, 2008, we had borrowed $159.4 million in advances from the Federal Home Loan Bank of Cincinnati compared to $92.8 million at December 31, 2007.
Traditionally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater while all other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,		December 31,
	2008	Percent	2007	Percent
Core funding:
Noninterest-bearing deposit accounts	$429,289	12.7%	$400,120	12.1%
Interest-bearing demand accounts	406,907	12.0%	410,661	12.4%
Savings and money market accounts	757,776	22.4%	742,354	22.5%
Time deposit accounts less than $100,000	358,738	10.6%	371,881	11.3%

Total core funding	1,952,710	57.6%	1,925,016	58.2%

Non-core funding:
Time deposit accounts greater than $100,000
Public funds	154,187	4.5%	104,902	3.2%
Brokered deposits	224,287	6.6%	163,188	4.9%
Other time deposits	635,841	18.8%	732,213	22.2%
Securities sold under agreements to repurchase	171,186	5.1%	156,071	4.7%
Federal Home Loan Bank advances and other borrowings	168,606	5.0%	141,666	4.3%
Subordinated debt	82,476	2.4%	82,476	2.5%

Total non-core funding	1,436,583	42.4%	1,380,516	41.8%

Totals	$3,389,293	100.0%	$3,305,532	100.0%

The amount of time deposits as of March 31, 2008 amounted to $1.373 million. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$122,951	4.39%
Over three but less than six months	106,267	4.45%
Over six but less than twelve months	88,204	4.04%
Over twelve months	41,316	4.43%

	358,738	4.33%

Denomination $100,000 and greater
Three months or less	442,457	3.87%
Over three but less than six months	238,001	4.25%
Over six but less than twelve months	224,260	4.26%
Over twelve months	109,596	4.98%

	1,014,314	4.17%

Totals	$1,373,052	4.21%

Subordinated debt and holding company line of credit. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000 and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III; and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At March 31, 2008, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.60% at March 31, 2008) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum through September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.35% at March 31, 2008) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.65% at March 31, 2008) which is set each quarter and mature on September 30, 2037.
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
At March 31, 2008, we had a loan agreement related to a $25 million line of credit with a regional bank. This line of credit will be used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at March 31, 2008 was $9 million. The $25 million line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 125 basis points.
Capital Resources. At March 31, 2008 and December 31, 2007, our stockholders’ equity amounted to $477.2 million and $466.6 million, respectively, or an increase of $10.6 million. This increase was primarily attributable to $9.98 million in comprehensive income, which was composed of $6.06 million in net income together with $3.91 of net unrealized holding gains associated with our available-for-sale portfolio.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under Federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial has not paid any dividends to date, nor does Pinnacle Financial anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s and Pinnacle National’s earnings, capital position, financial condition, anticipated growth rates and other factors.
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
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at March 31, 2008.
Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 300 basis point change in interest rates up or down, the economic value of equity will not decrease by more than 30 percent from the base case; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity will not decrease by more than 10 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at March 31, 2008.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2008 and December 31, 2007, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2008, our bank subsidiaries had received advances from the Federal Home Loan Bank of Cincinnati totaling $159.4 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates
2008	$40,000	3.61%
2009	15,000	5.01%
2010	12,926	4.56%
2012	30,000	3.51%
Thereafter	61,486	2.92%

Total	$159,412

Weighted average interest rate		3.54%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. At March 31, 2008, we had borrowed from correspondent banks $194,000 under such agreements.
At March 31, 2008, brokered certificates of deposit approximated $224.3 million which represented 6.6% of total fundings compared to $163.2 million and 4.9% at December 31, 2007. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from nine months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At March 31, 2008, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including recently entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.
Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At March 31, 2008, we had outstanding standby letters of credit of $90.9 million and unfunded loan commitments outstanding of $870.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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
Recently Adopted Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on our consolidated financial statements.
In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008, however it had no impact on the consolidated financial statements of Pinnacle Financial because it did not elect the fair value option for any financial instrument not presently being accounting for at fair value.
In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date was for fiscal years beginning after December 15, 2007. On January 1, 2008, we accounted for this EITF as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment of $598,700 to beginning retained earnings, net of tax.
In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin became effective on January 1, 2008.

Pinnacle Financial continues to use the simplified method allowed by SAB 110 for determining the expected term component for share options granted during 2008.
Recent Accounting Pronouncements
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 40 through 42 of Part I — Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended March 31, 2008.
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

PINNACLE FINANCIAL PARTNERS, INC
/s/ M. Terry Turner
M. Terry Turner
May 9, 2008	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
May 9, 2008	Chief Financial Officer