Form 10-Q
period 2008-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2008-08-06
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
As of July 31, 2008 there were 23,597,090 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2008
FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described in “Item 1A. Risk Factors” of Pinnacle Financial’s Annual Report on Form 10K for the fiscal year ended December 31, 2007 and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Nashville and Knoxville, Tennessee MSA’s, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Pinnacle National Bank, to satisfy regulatory requirements for its expansion plans, and (vi) changes in state or federal legislation or regulations applicable to financial service providers, including banks. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and noninterest-bearing due from banks	$77,109,394	$76,941,931
Interest-bearing due from banks	1,758,085	24,706,966
Federal funds sold	66,342,642	20,854,966

Cash and cash equivalents	145,210,121	122,503,863

Securities available-for-sale, at fair value	509,972,917	495,651,939
Securities held-to-maturity (fair value of $11,161,323 and $26,883,473 at June 30, 2008 and December 31, 2007, respectively)	11,241,469	27,033,356
Mortgage loans held-for-sale	16,507,630	11,251,652

Loans	3,032,272,183	2,749,640,689
Less allowance for loan losses	(31,788,776)	(28,470,207)

Loans, net	3,000,483,407	2,721,170,482

Premises and equipment, net	67,096,558	68,385,946
Other investments	25,208,539	22,636,029
Accrued interest receivable	16,185,503	18,383,004
Goodwill	241,988,969	243,573,636
Core deposit intangible, net	17,177,922	17,325,988
Other assets	54,981,917	46,254,566

Total assets	$4,106,054,952	$3,794,170,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$438,458,200	$400,120,147
Interest-bearing	390,956,511	410,661,187
Savings and money market accounts	719,961,996	742,354,465
Time	1,603,136,919	1,372,183,317

Total deposits	3,152,513,626	2,925,319,116
Securities sold under agreements to repurchase	183,188,428	156,070,830
Federal Home Loan Bank advances and other borrowings	187,314,802	141,666,133
Subordinated debt	82,476,000	82,476,000
Accrued interest payable	8,328,868	10,374,538
Other liabilities	10,523,794	11,653,550

Total liabilities	3,624,345,518	3,327,560,167
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 22,587,564 issued and outstanding at June 30, 2008 and 22,264,817 issued and outstanding at December 31, 2007	22,587,564	22,264,817
Additional paid-in capital	393,742,295	390,977,308
Retained earnings	67,577,903	54,150,679
Accumulated other comprehensive loss, net of taxes	(2,198,328)	(782,510)

Total stockholders’ equity	481,709,434	466,610,294

Total liabilities and stockholders’ equity	$4,106,054,952	$3,794,170,461

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$42,227,538	$30,555,889	$87,619,700	$59,533,113
Securities:
Taxable	4,792,481	3,394,359	9,429,758	6,740,479
Tax-exempt	1,339,732	693,417	2,690,769	1,362,936
Federal funds sold and other	414,118	864,198	1,195,035	1,610,577

Total interest income	48,773,869	35,507,863	100,935,262	69,247,105

Interest expense:
Deposits	17,719,109	14,456,629	38,804,742	27,993,892
Securities sold under agreements to repurchase	567,090	1,890,743	1,399,143	3,602,834
Federal funds purchased and other borrowings	2,805,541	1,499,436	5,690,127	2,906,896

Total interest expense	21,091,740	17,846,808	45,894,012	34,503,622

Net interest income	27,682,129	17,661,055	55,041,250	34,743,483
Provision for loan losses	2,787,470	899,998	4,378,593	1,687,964

Net interest income after provision for loan losses	24,894,659	16,761,057	50,662,657	33,055,519

Noninterest income:
Service charges on deposit accounts	2,684,486	1,920,085	5,258,223	3,717,234
Investment sales commissions	1,220,247	850,207	2,488,495	1,584,767
Insurance sales commissions	589,488	628,953	1,653,151	1,265,915
Gain on loans and loan participations sold, net	879,824	638,895	1,535,912	1,002,201
Net gain on sale of premises	1,010,881	—	1,010,881	56,078
Trust fees	531,458	425,205	1,036,458	845,495
Other noninterest income	2,142,101	1,088,172	4,442,768	2,105,410

Total noninterest income	9,058,485	5,551,517	17,425,888	10,577,100

Noninterest expense:
Compensation and employee benefits	12,502,540	8,794,853	26,369,277	17,061,354
Equipment and occupancy	3,226,932	2,412,528	7,503,205	4,577,230
Marketing and other business development	478,507	430,291	854,378	682,026
Postage and supplies	843,287	524,197	1,491,627	979,114
Amortization of core deposit intangible	758,033	515,755	1,524,066	1,031,508
Other noninterest expense	3,916,573	1,806,680	6,369,214	3,276,764
Merger related expense	1,349,276	—	4,455,039	—

Total noninterest expense	23,075,148	14,484,304	48,566,806	27,607,996

Income before income taxes	10,877,996	7,828,270	19,521,739	16,024,623
Income tax expense	2,916,863	2,402,405	5,495,816	4,996,918

Net income	$7,961,133	$5,425,865	$14,025,923	$11,027,705

Per share information:
Basic net income per common share	$0.36	$0.35	$0.63	$0.71

Diluted net income per common share	$0.34	$0.33	$0.60	$0.66

Weighted average shares outstanding:
Basic	22,356,667	15,494,522	22,248,292	15,464,151
Diluted	23,629,234	16,664,213	23,519,844	16,640,977
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$31,109,324	$(2,040,893)	$256,017,021
Exercise of employee common stock options and related tax benefits	70,981	70,981	525,216	—	—	596,197
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	28,526	28,526	(28,526)	—	—	—
Compensation expense for restricted shares	—	—	121,747	—	—	121,747
Compensation expense for stock options	—	—	801,705	—	—	801,705
Comprehensive income:
Net income	—	—	—	11,027,705	—	11,027,705
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $1,285,456	—	—	—	—	(3,369,881)	(3,369,881)

Total comprehensive income						7,657,824

Balances, June 30, 2007	15,545,581	$15,545,581	$212,922,658	$42,137,029	$(5,410,774)	$265,194,494

Balances, December 31, 2007	22,264,817	$22,264,817	$390,977,308	$54,150,679	$(782,510)	$466,610,294
Cumulative effect of change in accounting principle due to adoption of EITF 06-4, net of tax	—	—	—	(598,699)	—	(598,699)
Exercise of employee common stock options and stock appreciation rights and common stock warrants and related tax benefits	176,504	176,504	1,895,359	—	—	2,071,863
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	146,243	146,243	(146,243)	—	—	—
Compensation expense for restricted shares	—	—	42,625	—	—	42,625
Compensation expense for stock options	—	—	973,246	—	—	973,246
Comprehensive income:
Net income	—	—	—	14,025,923	—	14,025,923
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit of $862,728	—	—	—	—	(1,415,818)	(1,415,818)

Total comprehensive income						12,610,105

Balances, June 30, 2008	22,587,564	$22,587,564	$393,742,295	$67,577,903	$(2,198,328)	$481,709,434

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Operating activities:
Net income	$14,025,923	$11,027,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	372,333	256,167
Depreciation and net amortization	3,013,790	1,040,380
Provision for loan losses	4,378,593	1,687,964
Gains on loans and loan participations sold, net	(1,535,912)	(1,002,201)
Net gains on sale of premises	(1,010,881)	(56,078)
Stock-based compensation expense	1,015,871	923,452
Deferred tax expense (benefit)	636,941	(328,621)
Other	242,260	—
Excess tax benefit from stock compensation	(400,435)	(94,640)
Mortgage loans held for sale:
Loans originated	(143,182,739)	(81,770,437)
Loans sold	139,449,854	83,242,466
Decrease in other assets	7,946,519	1,263,176
Decrease in other liabilities	(4,239,365)	(3,561,695)

Net cash provided by operating activities	20,712,752	12,627,638

Investing activities:
Activities in securities available-for-sale:
Purchases	(105,649,364)	(19,457,551)
Sales	—	—
Maturities, prepayments and calls	88,719,393	20,329,160
Activities in securities held-to-maturity:
Purchases	—	—
Sales	—	—
Maturities, prepayments and calls	15,750,000	150,000
Increase in loans, net	(297,159,343)	(164,558,472)
Purchases of premises and equipment and software	(4,331,291)	(3,647,382)
Proceeds from the sale of premises and equipment and software	2,821,702	278,278
Investments in unconsolidated subsidiaries and other entities	(2,093,733)	(823,474)

Net cash used in investing activities	(301,942,636)	(167,729,441)

Financing activities:
Net increase in deposits	228,641,510	175,588,408
Net increase (decrease) in securities sold under agreements to repurchase	27,117,598	(573,178)
Net (decrease) increase in Federal funds purchased	(39,862,000)	20,000,000
Advances from Federal Home Loan Bank:
Issuances	85,225,925	45,000,000
Payments	(8,607,114)	(72,027,219)
Net increase in borrowings under lines of credit	9,000,000	—
Exercise of common stock options	2,019,788	501,557
Excess tax benefit from stock compensation	400,435	94,640

Net cash provided by financing activities	303,936,142	168,584,208

Net increase in cash and cash equivalents	22,706,258	13,482,405
Cash and cash equivalents, beginning of period	122,503,863	92,518,850

Cash and cash equivalents, end of period	$145,210,121	$106,001,255

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank headquartered in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of the Nashville-Davidson-Rutherford-Franklin and Knoxville Metropolitan Statistical Areas.
     In addition to Pinnacle National, Pinnacle Financial, for the time period following its merger with Mid-America Bancshares, Inc. (“Mid-America”) on November 30, 2007 through February 29, 2008, conducted banking operations through the two banks formerly owned by Mid-America: PrimeTrust Bank in Nashville, Tennessee and Bank of the South in Mt. Juliet, Tennessee. On February 29, 2008, Pinnacle National purchased all of the assets and assumed all of the liabilities of PrimeTrust Bank and contemporaneously, through a series of transactions, sold the PrimeTrust Bank charter and rights to operate a branch in Tennessee to an unaffiliated out-of-state third party for $500,000. Pinnacle Financial also merged Bank of the South into Pinnacle National on that date. References to Pinnacle National as of December 31, 2007 include PrimeTrust Bank and Bank of the South.
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2007 Annual Report previously filed on Form 10-K.
     These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III, PNFP Statutory Trust IV and Collateral Plus, LLC, are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation
     Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.
     Cash Flow Information —Supplemental cash flow information addressing certain cash payments and noncash transactions for each of the six months ended June 30, 2008 and 2007 was as follows:

	For the six months ended June 30,
	2008	2007
Cash Payments:
Interest	$45,403,484	$35,975,282
Income taxes	3,700,000	7,850,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	1,786,464	552,180
Loans foreclosed upon with repossessions transferred to other assets	13,880,435	110,570
Net unrealized holding gains on available-for-sale securities, net of deferred tax benefit	1,415,818	3,369,881
     Income Per Common Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted earnings per share by application of the treasury stock method.
     As of June 30, 2008, there were 2,365,000 stock options and 14,000 stock appreciation rights outstanding to purchase common shares. As of June 30, 2007, there were 1,902,000 stock options outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and six months ended June 30, 2008 and 2007. There were common stock options of 633,000 and 221,000 outstanding as of June 30, 2008 and 2007, respectively, which were considered anti-dilutive and thus have not been considered in the diluted earnings per share calculations below. Additionally, as of June 30, 2008 and 2007, Pinnacle Financial had outstanding warrants to purchase 370,000 and 395,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted net income per share for three and six months ended June 30, 2008 and 2007.
     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
Numerator - Net income	$7,961,133	$5,425,865	$14,025,923	$11,027,705

Denominator - Average common shares outstanding	22,356,667	15,494,522	22,248,292	15,464,151
Basic net income per share	$0.36	$0.35	$0.63	$0.71

Diluted earnings per share calculation:
Numerator - Net income	$7,961,133	$5,425,865	$14,025,923	$11,027,705

Denominator - Average common shares outstanding	22,356,667	15,494,522	22,248,292	15,464,151
Dilutive shares contingently issuable	1,272,567	1,169,691	1,271,552	1,176,826

Average diluted common shares outstanding	23,629,234	16,664,213	23,519,844	16,640,977

Diluted net income per share	$0.34	$0.33	$0.60	$0.66
Newly Adopted Accounting Pronouncements
     Split-Dollar Life Insurance Arrangements — Pinnacle Financial acquired Cavalry Banking, Inc. in March of 2006. Certain executives and directors of Cavalry Banking, Inc. were participants in a deferred compensation arrangement which included split-dollar life insurance arrangements. In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date was for fiscal years beginning after December 15, 2007. On January 1, 2008, we adopted this EITF as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment to beginning retained earnings, net of tax.
     Fair Value Measurement - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”), “Fair Value Measurements” — SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial partially adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The partial adoption of SFAS 157 had no impact on the consolidated financial statements of Pinnacle Financial. SFAS 157 has not been applied to nonfinancial assets and liabilities pursuant to FSP FAS 157-2. This standard is applicable for nonfinancial assets and liabilities for fiscal periods beginning after November 30, 2008. There was no cumulative adjustment required upon partial adoption of SFAS 157.
     In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value, on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008; however, it had no impact on the consolidated financial statements of Pinnacle Financial because Pinnacle Financial did not elect the fair value option for any financial instrument not presently being accounted for at fair value.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
discounted cash flows. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.
     Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value and are classified within level 2 of the valuation hierarchy. The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.
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
     Other assets — Included in other assets are certain assets carried at fair value, including the cash value of bank owned life insurance policies and interest rate swap agreements. The carrying amount of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered. Pinnacle Financial reflects these assets within level 3 of the valuation hierarchy. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. Pinnacle Financial reflects these assets within level 2 of the valuation hierarchy.
Liabilities
     Other liabilities — Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements. The fair value of these liabilities is based on information obtained from a third party bank and is reflected within level 2 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008

			Internal
	Total		models with	Internal models
	carrying	Quoted	significant	with significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$509,973	$—	$509,973	$—
Mortgage loans held-for-sale	16,508	—	16,508	—
Other investments	1,476	—	—	1,476
Other assets	35,870	—	808	35,062

Total assets at fair value	$563,827	$—	$527,289	$36,538

Other liabilities	865	—	865	—

Total liabilities at fair value	$865	$—	$865	$—

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008

Internal
	Total		models with	Internal models
	carrying	Quoted	significant	with significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$13,067	$—	$—	$13,067
Total assets at fair value	$13,067	$—	$—	$13,067

Other liabilities	—	—	—	—

Total liabilities at fair value	$—	$—	$—	$—

Changes in level 3 fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the second quarter of 2008 (including the change in fair value) for financial instruments classified by Pinnacle Financial within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six months ended June 30, 2008 (in thousands)	Assets	Liabilities
Fair value, January 1, 2008	$35,336	$—
Total realized and unrealized gains included in income	437	—
Purchases, issuances and settlements, net	765	—
Transfers in and/or out of level 3	—	—

Fair value, June 30, 2008	$36,538	$—

Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2008	$437	$—

Note 2. Merger with Mid-America Bancshares, Inc.
     On November 30, 2007, Pinnacle Financial consummated its merger with Mid-America, a two-bank holding company headquartered in Nashville, Tennessee.
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Mid-America as of November 30, 2007. The table below details the amounts reported in our consolidated financial statements as of December 31, 2007 and the updated amounts as of June 30, 2008 for changes in the purchase price allocation recorded during the six months ended June 30, 2008 (in thousands):

		Changes in
		purchase price
	November 30, 2007	allocation	Revised November
	purchase price	recorded during	30, 2007 purchase
Mid-America Purchase Price Allocation (1)	allocation	first half of 2008	price allocation
Cash and cash equivalents	$60,795	$—	$60,795
Investment securities — available-for-sale	147,766	—	147,766
Loans, net of an allowance for loan losses of $8,695	855,887	—	855,887
Goodwill	129,334	(1,585)	127,749
Core deposit intangible	8,085	1,351	9,436
Other assets	49,854	139	49,993

Total assets acquired	1,251,721	(95)	1,251,626

Deposits	957,076	—	957,076
Federal Home Loan Bank advances	61,383	—	61,383
Other liabilities	27,107	79	27,186

Total liabilities assumed	1,045,566	79	1,045,645

Total consideration paid for Mid-America	$206,155	$(174)	$205,981

(1)	Pinnacle Financial is still in the process of finalizing the allocation of the purchase price to the acquired net assets noted above. Accordingly, the above allocations should be considered preliminary as of June 30, 2008.
     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has preliminarily recognized $9.4 million as a core deposit intangible through June 30, 2008. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three and six months ended June 30, 2008, approximately $264,000 and $537,000 was recognized in the accompanying consolidated statement of income as other

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
noninterest expense. Amortization expense associated with this identified intangible will approximate $700,000 to $1.1 million per year for the next ten years.
     At November 30, 2007, Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value at the date of acquisition. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into the consolidated statements of income using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities. For the three and six months ended June 30, 2008, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $700,000 and $1.8 million, respectively. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, Pinnacle Financial will recognize increases in net interest income related to accretion of these purchase accounting adjustments of $2.11 million in future periods.
     The following pro forma income statements assume the merger was consummated on January 1, 2007 and thus the amounts in the pro forma information below will differ from the actual results as presented in the accompanying consolidated statements of income. The pro forma information does not reflect Pinnacle Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands).

	Six months ended June 30,
	2008	2007
	(unaudited)
Pro Forma Income Statements:
Net interest income	$53,640	$52,570
Provision for loan losses	4,379	2,288
Noninterest income	17,426	14,538
Noninterest expense	48,551	42,677

Net income before taxes	18,136	22,143
Income tax expense	4,952	7,114

Net income	$13,184	$15,029

Pro Forma Per Share Information:
Basic net income per common share	$0.59	$0.68
Diluted net income per common share	$0.56	$0.64

Weighted average shares outstanding:
Basic	22,248,292	22,140,731
Diluted	23,519,844	23,317,557
     During the three and six months ended June 30, 2008, Pinnacle Financial incurred merger integration expense related to the merger with Mid-America of $1,349,000 and $4,455,000, respectively. These expenses were directly related to the merger and consisted primarily of retention awards and costs to integrate systems and are reflected on the accompanying consolidated statement of income as merger related expense.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	48,508,439	197,150	208,772	48,496,817
Mortgage-backed securities	338,351,273	1,102,364	3,803,162	335,650,475
State and municipal securities	124,849,787	870,640	1,767,631	123,952,796
Corporate notes and other	1,912,623	581	40,375	1,872,829

	$513,622,122	$2,170,735	$5,819,940	$509,972,917

Securities held-to-maturity:
U.S. government agency securities	$1,997,776	$—	$15,198	$1,982,578
State and municipal securities	9,243,693	7,325	72,273	9,178,745

	$11,241,469	$7,325	$87,471	$11,161,323

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	69,481,328	220,833	39,598	69,662,563
Mortgage-backed securities	297,909,174	1,237,807	1,441,635	297,705,346
State and municipal securities	127,220,978	206,102	1,521,273	125,905,807
Corporate notes	2,415,783	—	37,560	2,378,223

	$497,027,263	$1,664,742	$3,040,066	$495,651,939

Securities held-to-maturity:
U.S. government agency securities	$17,747,589	$4,436	$—	$17,752,025
State and municipal securities	9,285,767	4,242	158,561	9,131,448

	$27,033,356	$8,678	$158,561	$26,883,473

     At June 30, 2008, approximately $502.3 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At June 30, 2008 and December 31, 2007, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At June 30, 2008:

U.S. government agency securities	$25,839,975	$221,754	$—	$—	$25,839,975	$221,754
Mortgage-backed securities	217,684,301	3,227,306	22,780,968	578,342	240,465,269	3,805,648
State and municipal securities	84,722,135	1,643,846	4,881,467	196,058	89,603,602	1,839,904
Corporate notes	—	—	949,605	40,375	949,605	40,375

Total temporarily-impaired securities	$328,246,411	$5,092,906	$28,612,040	$814,775	$356,858,451	$5,907,681

At December 31, 2007:

U.S. government agency securities	$13,942,078	$25,198	$2,985,600	$14,400	$16,927,678	$39,598
Mortgage-backed securities	51,240,090	181,098	97,593,453	1,260,537	148.833.543	1.441.635
State and municipal securities	54,467,544	1,193,763	35,481,739	486,071	89,949,283	1,679,834
Corporate notes	527,115	300	1,451,108	37,260	1,978,223	37,560

Total temporarily-impaired securities	$120,176,827	$1,400,359	$137,511,900	$1,798,268	$257,688,727	$3,198,627

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
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at June 30, 2008 and December 31, 2007 is summarized in the table below. Loans have been reclassified at December 31, 2007 to be consistent with the June 30, 2008 classification.

	At June 30,	At December 31,
	2008	2007
Commercial real estate — Mortgage	$831,828,849	$710,545,533
Consumer real estate — Mortgage	587,025,080	539,768,302
Construction and land development	632,764,382	582,958,584
Commercial and industrial	886,655,914	794,419,213
Consumer and other	93,997,958	121,949,057

Total Loans	3,032,272,183	2,749,640,689
Allowance for loan losses	(31,788,776)	(28,470,207)

Loans, net	$3,000,483,407	$2,721,170,482

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Changes in the allowance for loan losses for the six months ended June 30, 2008 and for the year ended December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Balance at beginning of period	$28,470,207	$16,117,978
Charged-off loans	(1,786,464)	(1,341,890)
Recovery of previously charged-off loans	726,440	279,491
Allowance from Mid-America acquisition	—	8,694,787
Provision for loan losses	4,378,593	4,719,841

Balance at end of period	$31,788,776	$28,470,207

     At June 30, 2008 and at December 31, 2007, Pinnacle Financial had impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $13,067,000 and $19,677,000 at June 30, 2008 and December 31, 2007, respectively. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $624,000 and $230,000 for the six months ended June 30, 2008 and 2007, respectively.
     At June 30, 2008, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $28,730,000 to directors, executive officers, and their related entities, of which $20,618,000 had been drawn upon. During the six months ended June 30, 2008, $2,340,000 of loan and other commitment increases and $1,263,000 of principal and other reductions were made by directors, executive officers, and their related entities. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved. None of these loans to directors, executive officers, and their related entities, were impaired at June 30, 2008.
     During the three and six months ended June 30, 2008 and 2007, Pinnacle Financial sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with U.S. generally accepted accounting principles, Pinnacle Financial recognized a net gain on the sale of these participated loans for the six months ended June 30, 2008 and 2007 of approximately $13,000 and $212,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans. Net gains recognized for the three months ended June 30, 2008 and 2007 were $8,000 and $167,000, respectively. At June 30, 2008, Pinnacle Financial was servicing $132 million of loans for correspondent banks and other entities, of which $125 million were commercial loans.
Note 5. Income Taxes
     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income before income taxes. A reconciliation of the differences for the three and six months ended June 30, 2008 and 2007 is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Income taxes at statutory rate	$3,807,299	$2,739,894	$6,832,609	$5,608,618
State tax (benefit) expense, net of Federal tax effect	(143,947)	32,546	(158,804)	90,410
Federal tax credits	(122,375)	(90,000)	(180,000)	(180,000)
Tax-exempt securities	(552,903)	(202,123)	(849,521)	(398,730)
Bank owned life insurance	(153,282)	(46,654)	(234,379)	(94,788)
Insurance premiums	(144,351)	(102,431)	(207,535)	(204,861)
Other items	226,422	71,173	293,446	176,269

Income tax expense	$2,916,863	$2,402,405	$5,495,816	$4,996,918

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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at June 30, 2008 is as follows:

Commitments to extend credit	$823,752,000
Standby letters of credit	89,153,000
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2008 will not have a material impact on Pinnacle Financial’s financial statements.
     Visa Litigation — Pinnacle National is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc. (Visa), for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Pinnacle National’s indemnification obligation is limited to its membership proportion of Visa USA. On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report to the SEC on Form 10-K for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. Accordingly, Pinnacle National expensed and recognized a contingent liability in the amount of $145,000 as an estimate for its membership proportion of the American Express settlement and the potential Discover settlement, as well as its membership proportion of the amount that Pinnacle National estimates will be required for Visa to settle the remaining covered litigation.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Visa completed an initial public offering (IPO) in March 2008. Visa used a portion of the proceeds from the IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Pinnacle Financial recognized a pre-tax gain of $140,000 on redemption proceeds received from Visa, Inc. and reversed $63,000 of the $145,000 litigation expense recognized as its pro-rata share of the $3.0 billion escrow funded by Visa, Inc. The timing for ultimate settlement of all covered litigation is not determinable at this time. There were no further developments during the three months ended June 30, 2008.
Note 7. Equity Compensation
     Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At June 30, 2008, there were 448,183 shares available for issue under these plans.
     During the first quarter of 2006 and in connections with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial’s common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. There were 195,551 Pinnacle shares which could be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,835 Pinnacle shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $6.63 per share and $21.37 per share. At June 30, 2008, there were 88,435 shares available for issue under the Mid-America Plans.
Common Stock Options and Stock Appreciation Rights
     As of June 30, 2008, of the approximately 2,366,000 stock options and 14,000 stock appreciation rights outstanding, 1,345,587 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 1,034,281 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder. All stock options granted under the Pinnacle equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant. All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully vested at the date of those mergers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of the stock option and stock appreciation rights activity during the six months ended June 30, 2008 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2007	2,398,823	$16.84	6.9	$23,784

Granted	163,360	21.51
Exercised (2)	(153,190)	7.58
Forfeited	(29,125)	27.68

Outstanding at June 30, 2008	2,379,868	17.28	6.6	$14,450

Outstanding and expected to vest as of June 30, 2008	2,340,014	17.11	6.6	$14,419

Options exercisable at June 30, 2008	1,636,615	12.27	5.7	$13,431

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $20.09 per common share for the approximately 1.3 million options and stock appreciation rights that were in-the-money at June 30, 2008.

(2)	There were 1,671 stock appreciation rights exercised during six months ended June 30, 2008 resulting in the issuance of 552 shares of Pinnacle Financial common stock.
     During the six months ended June 30, 2008, 184,628 option awards vested at an average exercise price of $23.08 and an intrinsic value of approximately $3.4 million. On January 18, 2008, Pinnacle Financial granted options to purchase 163,360 common shares to certain employees at an exercise price of $21.51 per share. These options, which were issued as non-qualified stock options, will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant. Pursuant to SAB 110, “Share-Based Payment,” Pinnacle Financial will continue to use the simplified method for estimating the expense of stock compensation during 2008.
     During the six months ended June 30, 2008, the aggregate intrinsic value of options and stock appreciation rights exercised was $2.4 million determined as of the date of exercise. As of June 30, 2008, there was approximately $6.4 million of total unrecognized compensation cost related to unvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.9 years.
     During the six months ended June 30, 2008 and 2007, Pinnacle Financial recorded stock-based compensation expense of $1,016,000 and $923,000, respectively using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
     The fair value of options granted for each of the six month periods ended June 30, 2008 and 2007 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2008	2007
Risk free interest rate	3.20%	4.63%
Expected life of options	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%
Expected volatility	24.6%	20.8%
Weighted average fair value	$7.07	$10.13
     Pinnacle Financial’s computation of expected volatility is based on weekly historical volatility since September 2002. Pinnacle Financial used the simplified method in determining the estimated life of stock option issuances. The risk free interest rate of the

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
award is based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the stock option issuances in effect at the time of grant.
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of June 30, 2008 under the 2004 Equity Incentive Plan. During the six months ended June 30, 2008, Pinnacle Financial awarded 128,366 shares of restricted common stock to Pinnacle Financial directors, officers and associates. The weighted average fair value of these awards as of the date of grant was $22.07 per share. The forfeiture restrictions on 82,870 of the restricted shares awarded to Pinnacle Financial associates lapse in annual increments of 20% over the next five years. The forfeiture restrictions on 26,805 restricted shares awarded to members of Pinnacle Financial’s senior management lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period. Additionally, the forfeiture restrictions on 26,805 restricted shares issued to members of Pinnacle Financial’s senior management lapse in annual increments of 10% over the next ten years if Pinnacle Financial is profitable in the prior year. The remaining 9,763 restricted shares were awarded to Pinnacle Financial directors with the restrictions on these shares lapsing on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend during the period from March 1, 2008 through February 28, 2009.
     Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the six months ended June 30, 2008, Pinnacle Financial recognized approximately $43,000 in compensation costs attributable to all restricted share awards issued prior to June 30, 2008. During the six months ended June 30, 2008, $390,000 in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.
     A summary of activity for unvested restricted share awards for the six months ended June 30, 2008 follows:

Number
Unvested awards at December 31, 2007	54,349
New awards granted	128,366
Awards whereby restrictions have lapsed and shares released to participants	(3,230)
Forfeited awards (i.e., restrictions not met by participants)	—

Unvested awards at June 30, 2008	179,485

Note 8. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital from operations to support both anticipated asset growth and dividend payments. During the six months ended June 30, 2008, Pinnacle National paid dividend payments of $2.7 million to Pinnacle Financial to fund Pinnacle Financial’s interest payments due on its subordinated indebtedness. At June 30, 2008, pursuant to federal banking regulations, Pinnacle National had approximately $56.1 million of net retained profits from the previous two years available for future dividend payments to Pinnacle Financial.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
calculated under regulatory accounting practices. Pinnacle Financial’s and its banking subsidiary capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2008, that Pinnacle Financial and its banking subsidiary met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and its banking subsidiaries actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2008

Total capital to risk weighted assets:
Pinnacle Financial	$343,546	10.5%	$262,982	8.0%	not applicable
Pinnacle National	$339,721	10.4%	$262,669	8.0%	$328,337	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$311,757	9.5%	$131,491	4.0%	not applicable
Pinnacle National	$307,876	9.4%	$131,335	4.0%	$197,002	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$311,757	8.5%	$146,451	4.0%	not applicable
Pinnacle National	$307,876	8.4%	$146,471	4.0%	$183,088	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
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
     Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes Pinnacle Financial, and results in credit risk to Pinnacle Financial. When the fair value of a derivative instrument contract is negative, Pinnacle Financial owes the customer or counterparty and therefore, has no credit risk.
     A summary of Pinnacle Financial’s interest rate swaps as of June 30, 2008 is included in the following table (in thousands):

	June 30, 2008
	Notional	Estimated Fair
	Amount	Value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$115,389	$808
Pay variable/receive fixed swaps	115,389	(865)

Total	$230,778	$(57)

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
     The following tables present financial information for each reportable segment as of June 30, 2008 and 2007 and for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

		Trust and
	Commercial	Investment	Mortgage	Insurance
	Banking	Services	Origination	Services	Total Company
For the three months ended June 30, 2008:
Net interest income	$27,641	$—	$41	$—	$27,682
Provision for loan losses	2,787	—	—	—	2,787
Noninterest income	5,839	1,657	973	589	9,058
Noninterest expense	21,114	1,288	212	461	23,075
Income tax expense	2,576	144	146	51	2,917

Net income	$7,003	$225	$656	$77	$7,961

For the three months ended June 30, 2007:
Net interest income	$17,661	$—	$—	$—	$17,661
Provision for loan losses	900	—	—	—	900
Noninterest income	2,851	1,122	949	630	5,552
Noninterest expense	12,558	816	643	467	14,484
Income tax expense	2,099	120	120	64	2,403

Net income	$4,955	$186	$186	$99	$5,426

For the six months ended June 30, 2008:
Net interest income	$54,926	$—	$115	$—	$55,041
Provision for loan losses	4,378	—	—	—	4,378
Noninterest income	10,726	3,327	1,720	1,653	17,426
Noninterest expense	43,823	2,593	1,243	908	48,567
Income tax expense	4,682	288	232	294	5,496

Net income	$12,769	$446	$360	$451	$14,026

For the six months ended June 30, 2007:
Net interest income	$34,743	$—	$—	$—	$34,743
Provision for loan losses	1,688	—	—	—	1,688
Noninterest income	5,498	2,236	1,570	1,273	10,577
Noninterest expense	23,955	1,617	1,130	906	27,608
Income tax expense	4,433	243	173	147	4,996

Net income	$10,165	$376	$267	$220	$11,028

As of June 30, 2008:
End of period assets	$4,084,383	$—	$16,507	$5,165	$4,106,055

As of June 30, 2007:
End of period assets	$2,306,150	$—	$4,973	$4,204	$2,315,327

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Subsequent Events
     On July 2, 2008, Pinnacle National acquired Murfreesboro, Tenn.-based Beach & Gentry Insurance LLC (Beach & Gentry). Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle National, also located in Murfreesboro.
     On July 22, 2008, Pinnacle Financial issued one million shares of its authorized but unissued common stock via a private placement to mutual funds and certain other institutional accounts managed by T. Rowe Price Associates, Inc. at $21.50 per share. Proceeds from this sale of common stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National.
     On August 5, 2008, Pinnacle National entered into a subordinated term loan agreement with a regional bank for $15 million. The loan will bear interest at 90-day Libor plus 3.5%, mature in seven years and borrowings under the loan will qualify as Tier 2 capital for regulatory capital purposes. Proceeds from this issuance of subordinated debt are expected to be used for the anticipated growth of Pinnacle National.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at June 30, 2008 and December 31, 2007 and our results of operations for the three and six months ended June 30, 2008 and 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid organic growth together with our merger with Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company in Nashville, Tennessee, on November 30, 2007 and our expansion in the Knoxville, Tennessee market has had a material impact on Pinnacle Financial’s financial condition and results of operations in 2008 as compared to 2007. This rapid growth along with the Mid-America merger and the Knoxville market expansion are discussed more fully below. Our fully diluted net income per share for the three months ended June 30, 2008 and 2007 was $0.34 and $0.33, respectively. Our fully diluted net income per share for the six months ended June 30, 2008 and 2007 was $0.60 and $0.66, respectively. At June 30, 2008, loans totaled $3.032 billion, as compared to $2.750 billion at December 31, 2007, while total deposits increased to $3.153 billion at June 30, 2008 from $2.925 billion at December 31, 2007.
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
During the three and six months ended June 30, 2008, we incurred merger integration expense related to the merger with Mid-America of $1.35 million and $4.46 million, respectively. These expenses were directly related to the merger, and consisted primarily of severance costs and costs to integrate processing systems and are reflected in the accompanying consolidated statement of income as merger related expense.
Knoxville expansion. During April of 2007, we announced a de novo expansion of our firm to the Knoxville MSA. At that time, we had hired several new associates from other financial institutions in that market and had negotiated a lease agreement for our main office facility with future plans to construct four additional offices over the next few years. In June of 2007, we opened our first full service branch facility in Knoxville. At June 30, 2008, our Knoxville facility had recorded $207.2 million in loan balances and $142.5 million in deposit balances. At June 30, 2008, we employed 27 associates in the Knoxville MSA.
Results of Operations. Our net interest income increased to $27.7 million for the second quarter of 2008 compared to $17.7 million for the second quarter of 2007. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended June 30, 2008 was 3.24% compared to 3.58% for the same period in 2007. Our net interest income increased to $55.0 million for the six months ended June 30, 2008 compared to $34.7 million for the six months ended June 30, 2007. The net interest margin for the six months ended June 30, 2008 was 3.27% compared to 3.61% for the same period in 2007.
Our provision for loan losses was $2.8 million for the second quarter of 2008 compared to $900,000 for the same period in 2007. The provision for loan losses was $4.4 million for the six months ended June 30, 2008 compared to $1.7 million for the same period in 2007. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs or recoveries incurred during the period, the results of our quarterly assessment of the inherent risks of our loan portfolio and the impact of the assessment on the level of the allowance for loan losses.
Noninterest income for the three and six months ended June 30, 2008 compared to the same periods in 2007 increased by $3.5 million, or 63.2% and $6.8 million or 64.8%, respectively. This increase is largely attributable to the fee businesses associated with the Mid-America acquisition, particularly with regard to service charges on deposit accounts, investment services commissions, gains on the sale of branch premises and other noninterest income. We also recorded during the first six months of 2008 approximately $450,000 in insurance commissions received from one of our carriers due to favorable claims experience by that carrier.

Our continued growth in 2008 resulted in increased noninterest expense compared to 2007 due to the addition of Mid-America and our expansion into the Knoxville MSA, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 441.0 at June 30, 2007 to 704.5 at June 30, 2008. As a result, we experienced increases in compensation and employee benefit expense. In addition to incurring a full year of the Mid-America-related expense in 2008, we expect to add additional employees throughout 2008 which will also cause our compensation and employee benefit expense to increase in 2008 when compared to the comparable period in 2007. Additionally, our branch expansion efforts during the last few years and the addition of the eleven Mid-America branches will also increase noninterest expense. The increased operational expenses for the recently opened branches will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 62.8% for the second quarter of 2008 compared to 62.4% for the same period in 2007. Our efficiency ratio was 67.0% for the first six months of 2008 compared with 60.9% for the same period in 2007. These calculations include the impact of approximately $1.3 million and $4.5 million in Mid-America merger related charges incurred during the three and six months ended June 30, 2008, respectively.
The effective income tax expense rate for the three and six months ended June 30, 2008 was approximately 26.8% and 28.2%, respectively, compared to an effective income tax expense rate for the three and six months ended June 30, 2007 of approximately 30.7% and 31.2%, respectively. The decrease in the effective rate for 2008 compared to 2007 was due to increased investments in bank qualified municipal securities and bank owned life insurance as well as an increase in the state tax benefit.
Net income for the second quarter of 2008 was $8.0 million compared to $5.4 million for the same period in 2007, an increase of 46.7%. Net income for the first six months of 2008 was $14.0 million compared to $11.0 million for the same period in 2007, an increase of 27.1%.
Financial Condition. Loans increased $282.6 million during the first six months of 2008. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.
We have grown our total deposits to $3.153 billion at June 30, 2008 compared to $2.925 billion at December 31, 2007, an increase of $227.2 million. In comparing the composition of the average balances of our deposits between the first six months of 2008 with the first six months of 2007, we have experienced increased growth in our higher cost certificate of deposit balances than in any other category. This increase in reliance on higher cost deposits has contributed to a reduced net interest margin between the two periods.
Capital and Liquidity. At June 30, 2008, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at June 30, 2008, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.
In the past, we have been successful in procuring additional capital from the capital markets via public and private offerings of trust preferred securities and common stock. On July 22, 2008, Pinnacle Financial received $21.5 million in proceeds from the sale of one million shares of its authorized but unissued common stock via a private placement to mutual funds and certain other institutional accounts managed by T. Rowe Price Associates, Inc. at $21.50 per share. Proceeds from this sale of common stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National. On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan will bear interest at three month Libor plus 3.5%, mature in seven years and will qualify as Tier 2 capital for regulatory capital purposes. This additional capital was required to support our growth. We believe the $21.5 million we have received in connection with the aforementioned private placement and the $15 million we received in connection with the subordinated term loan should provide us adequate capital to support our current growth plans for the next two to three years. However, currently unanticipated events, such as our growth exceeding our current growth plans, our acquisition of other banks, our expansion into a new geographic market, or significant loan losses, could require additional capital, including issuance of additional common shares.

Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from the Mid-America and Cavalry mergers have been critical to the determination of our financial position and results of operations.
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
Larger balance commercial and commercial real estate loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.
An impairment allowance is recognized if the present value of expected future cash flows from the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount, and does not reflect any direct write-down of the investment). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Income is recognized on impaired loans on a cash basis.
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
The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data for industry and various peer bank groups. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on management’s experience with similarly graded loans, discussions with banking regulators and our internal loan review processes. During the six months ended June 30, 2008, we also performed a migration analysis of all loans that were charged-off during the previous two years. A migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We utilized the migration analysis to some extent to determine the loss allocation rates for the commercial and commercial real estate portfolios. Subsequently, we weighted the allocation methodologies for the commercial and commercial real estate portfolios and determine a weighted average allocation for these portfolios.
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
The estimated loan loss allocation for all four loan portfolio segments is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the four loan segments and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various “environmental” factors.
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
Impairment of Intangible Assets — We recorded the assets and liabilities of Mid-America as of November 30, 2007 and Cavalry as of March 15, 2006, at estimated fair value. We engaged a third party to assist us in valuing certain financial assets and liabilities.
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
Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We reviewed our goodwill assets as of June 30, 2008, and concluded that no indications of impairment were present. Our annual assessment date is September 30. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Results of Operations
Our results for the three and six months ended June 30, 2008 and 2007 were highlighted by the continued growth in loans and other earning assets and deposits, primarily as a result of the Mid-America acquisition and the Knoxville expansion, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2008-2007	Six months ended		2008-2007
	June 30,		Percent	June 30,		Percent
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Interest income	$48,774	$35,508	37.4%	$100,935	$69,247	45.8%
Interest expense	21,092	17,847	18.2%	45,894	34,504	33.0%

Net interest income	27,682	17,661	56.7%	55,041	34,743	58.4%
Provision for loan losses	2,787	900	209.7%	4,378	1,688	159.4%

Net interest income after provision for loan losses	24,895	16,761	48.5%	50,663	33,055	53.3%
Noninterest income	9,058	5,551	63.2%	17,426	10,578	64.7%
Noninterest expense:
Merger related expense	1,349	—	—	4,455	—	—
Other noninterest expense	21,726	14,484	50.0%	44,112	27,608	59.8%

Net income before income taxes	10,878	7,828	39.0%	19,522	16,025	21.8%
Income tax expense	2,917	2,402	21.4%	5,496	4,997	10.0%

Net income	$7,961	$5,426	46.7%	$14,026	$11,028	27.2%

Our results for the three and six months ended June 30, 2008 included merger related expense of approximately $1.3 million and $4.5 million respectively. Excluding merger related expense from our net income resulted in diluted net income per common share for the three and six months ended June 30, 2008 of $0.37 and $0.71, respectively. A comparison of these amounts to our results for the three and six months ended June 30, 2008 and a reconciliation of this non-GAAP financial measure follows (dollars in thousands):
Reconciliation of Non-GAAP financial measures:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income, as reported	$7,961	$5,426	$14,026	$11,028
Merger related expense, net of tax	820	—	2,707	—

Net income excluding merger related expense	$8,781	$5,426	$16,733	$11,028

Fully-diluted net income per common share, as reported	$0.34	$0.33	$0.60	$0.66

Fully-diluted net income per common share, excluding merger related expense	$0.37	$0.33	$0.71	$0.66

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
Pinnacle Financial believes excluding the impact of merger related expense facilitates making period-to-period comparisons, is a meaningful indication of our operating performance, and provides investors with additional information to evaluate our past financial results and ongoing operational performance.
Pinnacle Financial’s management and board utilize this non-GAAP financial information to compare our operating performance between accounting periods and have utilized non-GAAP diluted earnings per share (excluding the merger related expense) in establishing the performance targets of our 2008 Annual Cash Incentive Plan and in our restricted stock award agreements.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended June 30, 2008 and 2007, we recorded net interest income of $27.7 million and $17.7 million respectively, which resulted in a net interest margin of 3.24% and 3.58%. For the six months ended June 30, 2008 and 2007, we recorded net interest income of $55.0 million and $34.7 million respectively, which resulted in a net interest margin of 3.27% and 3.61%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three months ended			Three months ended
(dollars in thousands)	June 30, 2008			June 30, 2007
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$2,941,973	$42,228	5.77%	$1,598,967	$30,556	7.66%
Securities:
Taxable	380,733	4,792	5.06%	272,024	3,394	5.00%
Tax-exempt (1)	136,216	1,340	4.22%	75,057	693	4.89%
Federal funds sold and other	41,931	414	4.42%	58,836	865	6.08%

Total interest-earning assets	3,500,853	48,744	5.66%	2,004,884	35,508	7.15%

Nonearning assets
Intangible assets	259,217			125,020
Other nonearning assets	153,449			99,323

Total assets	$3,913,519			$2,229,227

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$379,714	1,339	1.42%	254,171	2,147	3.39%
Savings and money market	702,933	2,722	1.56%	501,373	4,239	3.39%
Certificates of deposit	1,466,685	13,658	3.75%	646,251	8,071	5.01%

Total interest bearing deposits	2,549,332	17,719	2.80%	1,401,795	14,457	4.14%
Securities sold under agreements to repurchase	174,847	567	1.30%	172,872	1,891	4.39%
Federal Home Loan Bank advances and other borrowings	208,773	1,687	3.20%	47,998	621	5.19%
Subordinated debt	82,476	1,119	5.46%	51,548	878	6.84%

Total interest-bearing liabilities	3,015,428	21,092	2.81%	1,674,213	17,847	4.28%
Noninterest-bearing deposits	398,337	—	—	276,241	—	—

Total deposits and interest-bearing liabilities	3,413,765	21,092	2.48%	1,950,454	17,847	3.67%

Other liabilities	22,252			14,718
Stockholders’ equity	477,502			264,055

	$3,913,519			$2,229,227

Net interest income		$27,682			$17,661

Net interest spread (2)			2.85%			2.88%
Net interest margin (3)			3.24%			3.58%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended			Six months ended
(dollars in thousands)	June 30, 2008			June 30, 2007
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$2,851,859	$87,620	6.18%	$1,564,869	$59,533	7.67%
Securities:
Taxable	373,929	9,430	5.07%	272,346	6,740	4.99%
Tax-exempt (1)	136,453	2,691	4.60%	74,009	1,363	4.90%
Federal funds sold and other	50,412	1,195	4.95%	57,367	1,611	5.66%

Total interest-earning assets	3,412,653	100,935	5.98%	1,968,591	69,247	7.14%

Nonearning assets
Intangible assets	259,012			123,874
Other nonearning assets	172,116			97,113

Total assets	$3,843,781			$2,189,578

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$392,011	3,468	1.78%	249,425	4,104	3.32%
Savings and money market	719,416	6,820	1.91%	498,625	8,364	3.38%
Certificates of deposit	1,419,792	28,517	4.04%	635,172	15,526	4.93%

Total interest bearing deposits	2,531,219	38,805	3.08%	1,383,222	27,994	4.08%
Securities sold under agreements to repurchase	171,997	1,399	1.64%	165,026	3,603	4.40%
Federal Home Loan Bank advances and other borrowings	176,287	3,112	3.49%	44,120	1,152	5.04%
Subordinated debt	82,476	2,578	6.28%	51,548	1,755	6.86%

Total interest-bearing liabilities	2,961,979	45,894	3.12%	1,643,916	34,504	4.23%
Noninterest-bearing deposits	383,375	—	—	273,052	—	—

Total deposits and interest-bearing liabilities	3,345,354	45,894	2.76%	1,916,968	34,504	3.63%

Other liabilities	22,456			10,849
Stockholders’ equity	475,971			261,761

	$3,843,781			$2,189,578

Net interest income		$55,041			$34,743

Net interest spread (2)			2.86%			2.91%
Net interest margin (3)			3.27%			3.61%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and six months ended June 30, 2008 was 3.24% and 3.27% respectively, compared to a net interest margin of 3.58% and 3.61% for the same periods in 2007. Our net interest margin decreased by 0.34% when comparing the three months ended June 30, 2008 to the three months ended June 30, 2007 and the six months ended June 30, 2008 to the six months ended June 30, 2007. This decline was the result of our earning asset yields for the three and six months ended June 30, 2008 decreasing by 1.49% and 1.16%, respectively, from the earning asset yields for the comparable periods in the previous year. Additionally, our funding costs were only 1.19% less between the three months ended June 30, 2008 and 2007 and 0.87% less between the six months ended June 30, 2008 and 2007. Also impacting our net interest margin comparisons between the two periods was our acquisition of Mid-America, which had a higher percentage of noncore deposits and a higher funding cost than we did at the time of the merger. Other matters related to our net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields were 1.89% and 1.49% less during the three and six months ended June 30, 2008 than during the same period in 2007. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for the three and six months ended June 30, 2008 was 5.08% and 5.66% respectively, compared to 8.25% for the same periods in 2007 reflecting the reduction of the Federal Funds rate between these periods. Our prime lending rate moves in concert with the Federal Reserve’s changes to its Federal funds rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes in 2008 and 2007, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio. For the first six months of 2008, average loan balances were 74.2% of total assets compared to 71.5% in 2007. Loans generally have higher yields than do securities and other shorter-term investments. This change in allocation contributed to the increase in the overall total interest earning asset yields between the two periods.

•	During 2008, overall deposit rates were less than those rates for the comparable period in 2007. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short term rate environment during the first six months of 2008 when compared with the first six months of 2007. As a result, the rates for those products experienced a large decrease between the two periods. However, competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively and negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with several new market entrants seeking deposit growth. As a result, even though the short-term rate environment may allow for rate decreases in our short-term funding base, these decreases will be limited by competitive pressures.

•	During the first six months of 2008, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 49.8% of our total funding compared to 61.9% during the same period in 2007. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 11.5% of total funding in 2008, compared to 14.2% in 2007. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin and receives a great deal of emphasis by management. Thus, the mix of our deposit base in 2008 was weighted more toward higher cost time deposits and other wholesale funding sources, which also contributed to our lower net interest margin in 2008.

•	Also impacting the net interest margin during the first six months of 2008 was increased floating rate subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. In October 2007, we issued an additional $30 million in floating rate subordinated indebtedness to fund the cash component of the Mid-America purchase price. The rate we are required to pay on this indebtedness is 285 points over three-month LIBOR. This spread is higher than the spread associated with our other forms of subordinated indebtedness which were issued in previous periods.
During the six months ended June 30, 2008, the yield curve steepened which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Federal funds rate and short term treasury rates. During most of 2007, the Federal funds rate was higher than other longer term treasuries (i.e., an inverted yield curve). As a result, for most of 2007 depositors tended to maintain their funds in shorter-term deposit accounts where they could achieve a higher yield on their deposit balances and did not concern themselves with long-term products because there was not enough yield for them to justify the longer maturity. In a more traditional rate environment, depositors typically would either accept a lesser rate for more liquid deposit accounts or choose a higher rate for a longer time deposit.
On April 30, 2008, the Federal Reserve reduced the targeted Federal funds rate such that the targeted rate is now 2%. This reduction together with previous Federal Reserve rate reductions in 2008 has facilitated the continual compression of our net interest margins as we experience reduced yields on a significant portion of our earning asset base and have not be able to counter this impact via reduced funding costs quickly. Generally, we should be able to reduce our funding costs over an extended period of time following a Federal Reserve rate reduction. Traditionally, we maintain an asset sensitive balance sheet, thus when rates are stable to increasing our net interest margins should expand.
We believe we should be able to increase net interest income through overall growth in earning assets in 2008 compared to previous periods. The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs, and thus we should be able to increase our current net interest income. Our net interest margins will likely decrease throughout the remainder of 2008 due to increasingly competitive deposit pricing in our markets and further near-term rate reductions by the Federal Reserve. In the last few months of 2007 and first few months of 2008, the Federal Reserve reduced short-term rates dramatically. We have taken steps to counter the impact of these rate decreases on our floating rate assets (including prime rate loans) by reducing deposit rates to an appropriate level where we believe we can sustain our funding base. We believe it will take more time for our competition in our market to begin to price in the full impact of these rate decreases, and for competitive reasons, we will not be able to counter the full impact of these rate decreases on our net interest margin in 2008. As a result, our net interest margins in 2008 are lower than in 2007.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $2.8 million and $900,000 for the three months ended June 30, 2008 and 2007, respectively and $4.4 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively.
Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2008. Between the three and six month periods ended June 30, 2008 and 2007, the provision for loan losses increased by $1.9 million and $2.7 million, respectively. A significant increase in loan growth, nonperforming loans and increased net-charge offs during the first six months of 2008 were the primary reasons for the increase in the provision expense in 2008 when compared to 2007.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, the local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold, gains on the sale of premises and equipment, gains on sales of investment securities may also vary widely from quarter to quarter and year to year.

The following is the makeup of our noninterest income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three months ended		2008-2007	Six months ended		2008-2007
	June 30,		Percent	June 30,		Percent
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Noninterest income:
Service charges on deposit accounts	$2,684	$1,920	39.8%	$5,258	$3,717	41.5%
Investment sales commissions	1,220	850	43.5%	2,488	1,585	57.0%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	872	472	84.7%	1,524	790	92.9%
Gains on loan participations sold, net	8	167	(95.2%)	12	212	(94.3%)
Insurance sales commissions	589	629	(6.4%)	1,653	1,266	30.6%
Net gain on sale of premises	1,011	—	—	1,011	56	1,705%
Trust fees	531	425	24.9%	1,036	845	22.6%
Other noninterest income:
ATM and other consumer fees	1,042	672	55.1%	1,985	1,309	51.6%
Letters of credit fees	46	42	9.5%	132	102	29.4%
Bank-owned life insurance	308	133	131.6%	670	271	147.2%
Equity in earnings of Collateral Plus, LLC	22	78	(71.8%)	46	89	(48.3%)
Swap fees on customer loan transactions, net	318	—	—	501	—	-
Visa related gains	—	—	—	140	—	-
Other noninterest income	407	163	150.3%	970	336	188.7%

Total noninterest income	$9,058	$5,551	63.2%	$17,426	$10,578	64.7%

Service charge income for 2008 increased over that of 2007 due to the Mid-America acquisition, an increased number of customers utilizing overdraft protection lines and an increased per item insufficient fund charge. Additionally, we increased the number of deposit accounts subject to service charges. Also, the increase in service charges in 2008 when compared to 2007 was impacted by a decreased earnings credit rate provided by Pinnacle National to its commercial deposit customers.
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. Our Mid-America acquisition had a significant impact on our investment services fees, as a significant amount of Mid-America’s fee business was attributable to wealth management, particularly brokerage services. At June 30, 2008, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $826 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $643 million at June 30, 2007. We also offer trust services through Pinnacle National’s trust division. At June 30, 2008, our trust department was receiving fees on approximately $527 million in assets compared to $436 million at June 30, 2007. We offer insurance services through Miller and Loughry Insurance and Services, Inc. which we believe will continue to increase our noninterest income in future periods. During the first three months of 2008, Miller and Loughry received approximately $450,000 in fees from one of its insurance carriers due to favorable claims experience by that carrier. We do not anticipate any additional similar fees from this insurance carrier this year.
On July 2, 2008, we announced the acquisition of Murfreesboro, Tenn. based Beach & Gentry Insurance LLC (Beach & Gentry). Beach & Gentry merged with Miller & Loughry Insurance and Services Inc. The combined company took the name Miller Loughry Beach and will consolidate offices following renovations to Pinnacle’s offices in Murfreesboro. We anticipate that this merger will result in an increase to our insurance sales commissions for the remainder of 2008.
Additionally, mortgage related fees contributed to the increase in noninterest income between 2008 and 2007. These mortgage fees are for loans originated in our market area that are subsequently sold to third-party nationally-recognized investors. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle National prior to the loan being closed with the borrower. Pinnacle National sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. Mortgage origination fees are also impacted by the strength of the housing market in our market areas. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment or changes to the housing market. Also impacting mortgage origination fees are the number of mortgage originators we have offering these products. These originators are largely commission-based employees. We have steadily increased the number of originators working for us over the years and plan to continue to increase our mortgage origination work force in 2008.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At June 30, 2008 and pursuant to participation agreements with these correspondents, we had participated approximately $125 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $8,000 and $167,000 during the three months ended June 30, 2008 and 2007, respectively, and $12,000 and $212,000 during the six months ended June 30, 2008 and 2007 related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the second quarter of 2008 and as a result of our merger with Mid-America, we sold two branch locations for a net gain of $1.0 million. These branch divestures were related to facilities only and did not include any financial assets or deposit accounts.
Also included in other noninterest income is $318,000 and $501,000 for the three and six months ended June 30, 2008, respectively, in fees we receive when we originate an interest rate swap transaction between an individual commercial borrower and a third party provider. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment. During the first half of 2008, we recorded $140,000 in gains from the redemption of Visa stock. We also increased the value of our bank-owned life insurance by $175,000 between the second quarter of 2008 when compared to the second quarter of 2007 and $399,000 between the first half of 2008 when compared to the first half of 2007. This was due primarily to the purchase of $18 million in new bank owned life insurance policies during the fourth quarter of 2007.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2008 compared to 2007 due primarily to the merger with Mid-America and increased volumes from new customers.

Noninterest Expense. Noninterest expense consists of compensation and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three months ended		2008-2007	Six months ended		2008-2007
	June 30,		Percent	June 30,		Percent
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Noninterest expense:
Compensation and employee benefits:
Salaries	$7,496	$5,758	30.2%	$16,222	$11,173	45.2%
Commissions	621	400	55.3%	1,258	790	59.2%
Other compensation, primarily incentives	2,019	1,121	80.1%	4,129	2,236	84.7%
Employee benefits and other	2,366	1,516	56.1%	4,760	2,862	66.3%

Total compensation and employee benefits	12,502	8,795	42.1%	26,369	17,061	54.6%

Equipment and occupancy	3,227	2,413	72.2%	7,503	4,577	63.9%
Marketing and business development	479	430	11.4%	855	682	25.4%
Postage and supplies	843	524	60.9%	1,491	979	52.3%
Amortization of core deposit intangible	758	516	46.9%	1,524	1,032	47.7%
Other noninterest expense:
Other real estate	129	64	101.6%	190	69	175.4%
Professional fees	359	373	(3.8%)	403	638	(36.8%)
Legal, including borrower-related charges	153	90	70.0%	311	223	39.5%
Directors’ fees	156	57	173.7%	239	117	104.3%
Insurance, including FDIC assessments	776	308	151.9%	1,503	592	153.9%
Contributions	191	97	96.9%	300	190	57.9%
Other noninterest expense	2,153	817	163.5%	3,424	1,448	136.5%

Total other noninterest expense	3,917	1,806	116.9%	6,370	3,277	94.4%

Merger related expense	1,349	—	—	4,455	—	-

Total noninterest expense	$23,075	$14,484	59.3%	$48,567	$27,608	75.9%

Expenses have generally increased between the above periods due to our merger with Mid-America, personnel additions occurring throughout each period, the continued development of our branch network, including our Knoxville expansion, and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches and other expenses which tend to increase in relation to our growth. Additionally, for the three months ended June 30, 2008 and 2007, approximately $534,000 and $456,000, respectively, and for the six months ended June 30, 2008 and 2007, approximately $1.0 million and $923,000, respectively, of compensation expense related to stock options and restricted share awards is included in other incentive compensation expense.
At June 30, 2008, we employed 704.5 full-time equivalent employees compared to 441.0 at June 30, 2007. We intend to continue to add employees in both the Nashville and Knoxville markets to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, our salary-based employees have historically participated in our annual cash incentive plan. Under the plan, the targeted level of incentive payments requires the Company to achieve a certain soundness threshold and a targeted fully diluted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee (the “Committee”) of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances that were not anticipated when the parameters were established and maximize the benefit of the awards to our firm and to the associates.

Included in the salary and employee benefits amounts for the three months ended June 30, 2008 and 2007, were $1.3 million and $581,000, respectively, and for the six months ended June 30, 2008 and 2007, were $2.8 million and $1.2 million, respectively, of variable cash awards expense. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. Based on our current earnings forecast for 2008, considering the results of the six months ended June 30, 2008, we have anticipated a cash award to qualifying associates equal to 85% of their targeted award and consequently we have recorded incentive expense of 85% of the targeted award for the first six months of 2008. We will continue to review our anticipated 2008 cash incentive expense throughout 2008 and may require us to increase or decrease the anticipated award above or below the 85% target percentage at June 30, 2008 based on the new estimate. For the six months ended June 30, 2007, the anticipated award to be paid to associates equaled 40% of their targeted award.
Equipment and occupancy expenses in the second quarter of 2008 were greater than the second quarter of 2007 amount by 72%. This increase is primarily attributable to our market expansion to Knoxville, Tennessee which began in the second quarter of 2007, our new branch facility in the Donelson area of Nashville which opened late in the first quarter of 2007, and a full quarter of expenses associated with the 11 Mid-America branches which were acquired on November 30, 2007. These additions contributed to the increase in our equipment and occupancy expenses between the two periods we expect increases in these expenses in the future as we construct new facilities, including new facilities currently planned in both the Nashville and Knoxville MSAs.
Marketing and other business development and postage and supplies expenses are higher in 2008 compared to 2007 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
Included in noninterest expense is amortization of the core deposit intangible. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits. Amortization expense associated with these core deposit intangibles will approximate $2.5 million to $2.9 million per year for the next five years with lesser amounts for the remaining years.
Additionally, for the six months ended June 30, 2008, we incurred $4.45 million of merger related expense directly associated with the Mid-America merger. The merger related charges consisted of integration costs incurred in connection with the merger, including approximately $2.5 million of retention bonuses payable to Mid-America associates, $876,000 in conversion-related incentive payments and other personnel costs, $737,000 in information technology conversion costs and $391,000 in other integration charges. We anticipate additional merger related expenses associated with the Mid-America transaction in 2008 of approximately $2.5 million.
Other noninterest expenses increased 65.6% in the second quarter of 2008 when compared to 2007 and 66.1% in the first half of 2008 over 2007. Most of these increases are attributable to increased insurance and other noninterest expenses which include incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses, the Visa litigation and other items which have increased significantly as a result of the Mid-America merger.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 62.8% for the second quarter of 2008 compared to 62.4% in the second quarter 2007 and 67.0% for the first six months of 2008 compared to 60.9% in 2007. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. These calculations include the impact of approximately $1.3 million and $4.5 million in Mid-America merger related expenses incurred during the three and six months ended June 30, 2008, respectively.

Financial Condition
Total assets grew to $4.11 billion at June 30, 2008 from $3.79 billion at December 31, 2007, an increase of 8.2%.
Loans. The composition of loans at June 30, 2008 and at December 31, 2007 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$831,829	27.4%	$710,546	25.9%
Consumer real estate — Mortgage	587,025	19.4%	539,768	19.6%
Construction and land development	632,764	20.9%	582,959	21.2%
Commercial and industrial	886,656	29.2%	794,419	28.9%
Consumer and other loans	93,998	3.1%	121,949	4.4%

Total loans	$3,032,272	100.0%	$2,749,641	100.0%

Although the allocation of our loan portfolio did not change significantly during the six months ended June 30, 2008 when compared to December 31, 2007, we did experience an increase of 17.1% in the commercial real estate classification. A portion of this increase is attributable to reclassification of borrowers in the conversion of the Mid-America loan systems to our loan accounting systems. In addition, loan balances at December 31, 2007 have been reclassified to be consistent with the June 30, 2008 classification. We continue to have loan demand for our commercial real estate and construction lending products and we will continue to pursue sound, prudently underwritten real estate lending opportunities. Because these types of loans require that we maintain effective credit and construction monitoring systems, we have increased our resources in this area. We believe we can effectively manage this area of exposure due to our strategic focus of hiring experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at June 30, 2008 and December 31, 2007 (dollars in thousands):

	At June 30, 2008
	Outstanding
	Principal	Unfunded		Total Exposure at
	Balances	Commitments	Total exposure	December 31, 2007
Lessors of nonresidential buildings	$283,749	$37,100	$320,849	$249,959
Lessors of residential buildings	112,502	14,527	127,029	135,413
Land subdividers	216,344	68,203	284,547	283,327
New housing operative builders	180,620	84,809	265,429	269,744
Trucking industry	77,585	21,731	99,316	109,118
New single family housing construction	58,533	20,220	78,753	104,980

The following table classifies our fixed and variable rate loans at June 30, 2008 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2008
	Fixed	Variable		At June 30,	At December 31,
	Rates	Rates	Totals	2008	2007
Based on contractual maturity:
Due within one year	$222,891	$1,099,902	$1,322,793	43.6%	44.5%
Due in one year to five years	785,569	360,836	1,146,405	37.8%	39.9%
Due after five years	132,536	430,538	563,074	18.6%	15.6%

Totals	$1,140,996	$1,891,276	$3,032,272	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,317,443	$1,317,443	43.4%	40.0%
Due within one year	222,891	467,913	690,804	22.8%	21.2%
Due in one year to five years	785,569	94,735	880,304	29.0%	32.4%
Due after five years	132,536	11,185	143,721	4.8%	6.4%

Totals	$1,140,996	$1,891,276	$3,032,272	100.0%	100.0%

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
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2008, we had $13.1 million in loans on nonaccrual compared to $19.7 million at December 31, 2007. The decrease in nonperforming loans between June 30, 2008 and December 31, 2007 was primarily related to the foreclosure of certain nonperforming loans and the subsequent transfer of those balances to other real estate owned.
At June 30, 2008, we owned $9.2 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $1.7 million at December 31, 2007. Substantially all of these amounts relate to homes that are in various stages of construction for which we believe we have adequate collateral.

There were $2.3 million of other loans 90 past due and still accruing interest at June 30, 2008 compared to $1.61 million at December 31, 2007. At June 30, 2008 and at December 31, 2007, no loans were deemed to be restructured loans. The following table is a summary of our nonperforming assets at June 30, 2008 and December 31, 2007 (dollars in thousands):

	At June 30,	At Dec. 31,
	2008	2007
Nonaccrual loans (1)	$13,067	$19,677
Restructured loans	—	—
Other real estate owned	9,183	1,673

Total nonperforming assets	22,250	21,350
Accruing loans past due 90 days or more	2,272	1,613

Total nonperforming assets and accruing loans past due 90 days or more	$24,522	$22,963

Total loans outstanding	$3,032,272	$2,749,641

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.81%	0.84%

Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	77.14%	80.66%

(1)	Interest income that would have been recorded during the six months ended June 30, 2008 related to nonaccrual loans was $624,000.
Potential problem assets, which are not included in nonperforming assets, amounted to approximately $12.2 million or 0.40% of total loans outstanding at June 30, 2008 compared to $15.3 million or .56% at December 31, 2007. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.
Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of June 30, 2008 and December 31, 2007, our allowance for loan losses was $31.8 million and $28.5 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2008 and for the year ended December 31, 2007 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months
	ended	Year ended
	June 30,	Dec. 31,
	2008	2007
Balance at beginning of period	$28,470	$16,118
Provision for loan losses	4,379	4,720
Allowance from Mid-America acquisition	—	8,695
Charged-off loans:
Commercial real estate — Mortgage	(56)	(22)
Consumer real estate — Mortgage	(542)	(364)
Construction and land development	(380)	(271)
Commercial and industrial	(272)	(326)
Consumer and other loans	(536)	(359)

Total charged-off loans	(1,786)	(1,342)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	—
Consumer real estate — Mortgage	—	125
Construction and land development	27	1
Commercial and industrial	517	51
Consumer and other loans	182	102

Total recoveries of previously charged-off loans	726	279

Net (charge-offs) recoveries	(1,060)	(1,063)

Balance at end of period	$31,789	$28,470

Ratio of allowance for loan losses to total loans outstanding at end of period	1.05%	1.04%

Ratio of net charge-offs (*) to average loans outstanding for the period	0.07%	0.06%

(*) Net charge-offs for the six months ended June 30, 2008 have been annualized.
As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance increased by $3.32 million between June 30, 2008 and December 31, 2007 and the ratio of our allowance for loan losses to total loans outstanding increased to 1.05% at June 30, 2008.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $521.2 million and $522.7 million at June 30, 2008 and December 31, 2007, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at June 30, 2008 follows:

June 30, 2008
Weighted average life	6.46 years
Weighted average coupon	4.99%
Tax equivalent yield	5.38%

Deposits and Other Borrowings. We had approximately $3.15 billion of deposits at June 30, 2008 compared to $2.93 billion at December 31, 2007. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $183.2 million at June 30, 2008 and $156.1 million at December 31, 2007. Additionally, at June 30, 2008, we had borrowed $168.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $92.8 million at December 31, 2007.
Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,		December 31,
	2008	Percent	2007	Percent
Core funding:
Noninterest-bearing deposit accounts	$438,458	12.2%	$400,120	12.1%
Interest-bearing demand accounts	390,957	10.8%	410,661	12.4%
Savings and money market accounts	719,962	20.0%	742,354	22.5%
Time deposit accounts less than $100,000	382,684	10.6%	371,881	11.3%

Total core funding	1,932,061	53.6%	1,925,016	58.2%

Non-core funding:
Time deposit accounts greater than $100,000
Public funds	245,661	6.8%	104,902	3.2%
Brokered deposits	369,871	10.3%	163,188	4.9%
Other time deposits	604,921	16.7%	732,213	22.2%
Securities sold under agreements to repurchase	183,188	5.1%	156,071	4.7%
Federal Home Loan Bank advances and Federal funds purchased	187,315	5.2%	141,666	4.3%
Subordinated debt	82,476	2.3%	82,476	2.5%

Total non-core funding	1,673,432	46.4%	1,380,516	41.8%

Totals	$3,605,493	100.0%	$3,305,532	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. As noted in the table above, our core funding decreased from 58.2% at December 31, 2007 to 53.6% at June 30, 2008. Although growing our core deposit base is a key strategic objective of our firm, we believe that our dependence on non-core funding will increase, but remain within our policies, as we continue to fund the rapid growth of our loan portfolio.
The amount of time deposits as of June 30, 2008 amounted to $1.60 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$154,341	3.87%
Over three but less than six months	81,774	3.57%
Over six but less than twelve months	104,483	3.34%
Over twelve months	42,086	4.03%

	382,684	3.68%

Denomination $100,000 and greater
Three months or less	481,392	3.28%
Over three but less than six months	309,814	3.30%
Over six but less than twelve months	281,404	3.92%
Over twelve months	147,843	4.39%

	1,220,453	3.57%

Totals	$1,603,137	3.60%

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
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.614% at June 30, 2008) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.451% at June 30, 2008) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.626% at June 30, 2008) which is set each quarter and matures on September 30, 2037.
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
At June 30, 2008, we had a loan agreement related to a $25 million line of credit with a regional bank. This line of credit will be used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at June 30, 2008 was $18 million. The $25 million line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 125 basis points.
On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan will bear interest at three month Libor plus 3.5%, mature in seven years and will qualify as Tier 2 capital for regulatory capital purposes. This additional capital will be utilized to support our anticipated growth.
Capital Resources. At June 30, 2008 and December 31, 2007, our stockholders’ equity amounted to $481.7 million and $466.6 million, respectively, or an increase of $15.1million. This increase was primarily attributable to $12.6 million in comprehensive income, which was composed of $14.0 million in net income together with $1.4 million of net unrealized holding losses associated with our available-for-sale portfolio.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under Federal banking laws and the regulations of the Office of the Comptroller of the Currency. During the six months ended June 30, 2008, Pinnacle National paid $2.7 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities and the laws of the State of Tennessee. Pinnacle Financial has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.
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
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at June 30, 2008.
Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 300 basis point change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent from the base case; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 10 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at June 30, 2008.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designed as hedging instruments. At June 30, 2008 and December 31, 2007, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2008, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $168.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates
2008	$40,000	3.61%
2009	15,000	5.01%
2010	22,670	3.84%
2012	30,000	3.51%
Thereafter	60,870	2.92%

Total	$168,540

Weighted average interest rate		3.51%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. Although there were no amounts outstanding under these agreements at June 30, 2008, for the six months ended June 30, 2008, we averaged borrowings from correspondent banks of $32.8 million under such agreements.
At June 30, 2008, brokered certificates of deposit approximated $369.9 million which represented 10.3% of total fundings compared to $163.2 million and 4.9% at December 31, 2007. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At June 30, 2008, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including recently entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.
Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At June 30, 2008, we had outstanding standby letters of credit of $89.2 million and unfunded loan commitments outstanding of $823.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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
Recently Adopted Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial adopted SFAS No. 157 effective January 1, 2008.
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
In December 2007, the EITF reached a consensus on EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 clarifies whether a buy-sell clause is a prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit-sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in fiscal years beginning after December 15, 2007. We do not expect EITF 07-6 to have a material impact on our financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 43 through 45 of Part I — Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of the shareholders was held on April 15, 2007. There were 18,324,041 shares of common stock represented at the meeting either in person or by proxy.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2010 (Class I):

	Votes	Votes	Broker
	For	Withheld	Non-votes
H. Gordon Bone	17,983,062	340,979	—
Gary L. Scott	17,944,782	379,259	—
The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2011 (Class II):

	Votes	Votes	Broker
	For	Withheld	Non-votes
James C. Cope	15,981,106	2,342,935	—
William H. Huddleston, IV	17,962,835	361,206	—
Robert A. McCabe, Jr.	17,937,809	386,232	—
Hal N. Pennington	17,943,782	380,259	—
David Major	17,979,242	344,799	—
Dr. Wayne J. Riley	17,977,606	346,435	—

(c)	Other matters voted upon and the results of the voting were as follows:
At the annual meeting of shareholders, the shareholders also ratified the appointment of KPMG LLP as Pinnacle Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The shareholders voted 17,783,522 in the affirmative and 62,323 against the proposal with 45,195 abstentions and 433,001 broker non-votes.

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

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
M. Terry Turner
August 6, 2008	President and Chief Executive Officer |

/s/ Harold R. Carpenter
Harold R. Carpenter
August 6, 2008	Chief Financial Officer