Form 10-Q
period 2008-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2008-11-06
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐                                     No ☒
As of October 31, 2008 there were 23,708,607 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2008
FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Pinnacle Financial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described in “Item 1A. Risk Factors” of Pinnacle Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) the inability of Pinnacle to continue to grow its loan portfolio at historic rates in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, (iii) increased competition with other financial institutions, (iv) lack of sustained growth in the economy in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, (v) rapid fluctuations or unanticipated changes in interest rates, and (vi) changes in state and Federal legislation or regulations applicable to Banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy.. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Cash and noninterest-bearing due from banks	$58,670,045	$76,941,931
Interest-bearing due from banks	3,688,622	24,706,966
Federal funds sold	29,039,938	20,854,966

Cash and cash equivalents	91,398,605	122,503,863

Securities available-for-sale, at fair value	617,909,350	495,651,939
Securities held-to-maturity (fair value of $10,813,596 and $26,883,473 at September 30, 2008 and December 31, 2007, respectively)	10,897,923	27,033,356
Mortgage loans held-for-sale	15,161,830	11,251,652

Loans	3,202,909,472	2,749,640,689
Less allowance for loan losses	(34,840,853)	(28,470,207)

Loans, net	3,168,068,619	2,721,170,482

Premises and equipment, net	67,296,594	68,385,946
Other investments	25,660,787	22,636,029
Accrued interest receivable	17,125,958	18,383,004
Goodwill	243,250,854	243,573,636
Core deposit and other intangible assets	17,659,468	17,325,988
Other assets	63,122,391	46,254,566

Total assets	$4,337,552,379	$3,794,170,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$457,542,942	$400,120,147
Interest-bearing	331,706,748	410,661,187
Savings and money market accounts	677,367,407	742,354,465
Time	1,828,546,046	1,372,183,317

Total deposits	3,295,163,143	2,925,319,116
Securities sold under agreements to repurchase	198,806,912	156,070,830
Federal Home Loan Bank advances and other borrowings	207,239,268	141,666,133
Subordinated debt	97,476,000	82,476,000
Accrued interest payable	8,419,326	10,374,538
Other liabilities	17,879,022	11,653,550

Total liabilities	3,824,983,671	3,327,560,167
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 23,699,790 issued and outstanding at September 30, 2008 and 22,264,817 issued and outstanding at December 31, 2007	23,699,790	22,264,817
Additional paid-in capital	416,105,723	390,977,308
Retained earnings	76,373,045	54,150,679
Accumulated other comprehensive loss, net of taxes	(3,609,850)	(782,510)

Total stockholders’ equity	512,568,708	466,610,294

Total liabilities and stockholders’ equity	$4,337,552,379	$3,794,170,461

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$44,075,167	$32,750,403	$131,694,867	$92,283,516
Securities:
Taxable	6,005,024	3,387,464	15,434,782	10,127,943
Tax-exempt	1,339,930	743,921	4,030,699	2,106,857
Federal funds sold and other	452,690	1,464,795	1,647,725	3,075,372

Total interest income	51,872,811	38,346,583	152,808,073	107,593,688

Interest expense:
Deposits	18,778,955	16,043,425	57,583,697	44,037,317
Securities sold under agreements to repurchase	681,912	2,061,333	2,081,055	5,664,167
Federal Home Loan Bank advances and other borrowings	3,130,448	1,282,159	8,820,575	4,189,055

Total interest expense	22,591,315	19,386,917	68,485,327	53,890,539

Net interest income	29,281,496	18,959,666	84,322,746	53,703,149
Provision for loan losses	3,124,819	772,064	7,503,412	2,460,028

Net interest income after provision for loan losses	26,156,677	18,187,602	76,819,334	51,243,121

Noninterest income:
Service charges on deposit accounts	2,778,097	1,965,965	8,036,320	5,683,199
Investment services	1,271,284	868,738	3,759,779	2,453,505
Insurance sales commissions	959,104	563,367	2,612,255	1,829,282
Gain on loan sales, net	1,460,478	378,682	2,996,390	1,380,883
Net gain on sale of premises	—	—	1,010,881	56,078
Trust fees	584,927	466,581	1,621,385	1,312,076
Other noninterest income	2,199,051	1,088,430	6,641,819	3,193,840

Total noninterest income	9,252,941	5,331,763	26,678,829	15,908,863

Noninterest expense:
Salaries and employee benefits	13,013,116	9,106,256	39,382,393	26,167,610
Equipment and occupancy	3,731,932	2,632,747	11,235,137	7,209,977
Marketing and other business development	380,555	375,066	1,234,933	1,057,092
Postage and supplies	761,744	474,083	2,253,371	1,453,197
Amortization of intangibles	788,267	515,754	2,312,333	1,547,262
Other noninterest expense	3,485,581	2,005,752	9,854,795	5,282,516
Merger related expense	1,165,177	—	5,620,216	—

Total noninterest expense	23,326,372	15,109,658	71,893,178	42,717,654

Income before income taxes	12,083,246	8,409,707	31,604,985	24,434,330
Income tax expense	3,288,104	2,637,897	8,783,920	7,634,815

Net income	$8,795,142	$5,771,810	$22,821,065	$16,799,515

Per share information:
Basic net income per common share	$0.38	$0.37	$1.01	$1.09

Diluted net income per common share	$0.36	$0.35	$0.96	$1.01

Weighted average shares outstanding:
Basic	23,174,998	15,503,284	22,559,449	15,477,339
Diluted	24,439,642	16,609,328	23,826,368	16,630,311
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Common Stock
					Accumulated
			Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2006	15,446,074	$15,446,074	$211,502,516	$31,109,324	$(2,040,893)	$256,017,021
Exercise of employee common stock options and related tax benefits	78,437	78,437	645,118	—	—	723,555
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan, net of forfeitures	28,526	28,526	(28,526)	—	—	—
Compensation expense for restricted shares	—	—	272,260	—	—	272,260
Compensation expense for stock options	—	—	1,252,638	—	—	1,252,638
Comprehensive income:
Net income	—	—	—	16,799,515	—	16,799,515
Net unrealized holding losses on securities available-for-sale , net of deferred tax benefit of $1,285,456	—	—	—	—	(428,559)	(428,559)

Total comprehensive income						16,370,956

Balances, September 30, 2007	15,553,037	$15,553,037	$213,644,006	$47,908,839	$(2,469,452)	$274,636,430

Balances, December 31, 2007	22,264,817	$22,264,817	$390,977,308	$54,150,679	$(782,510)	$466,610,294
Cumulative effect of change in accounting principle due to adoption of EITF 06-4, net of tax	—	—	—	(598,699)	—	(598,699)
Proceeds from sale of common stock (less offering expenses of $45,242)	1,000,000	1,000,000	20,454,758	—	—	21,454,758
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	267,403	267,403	3,134,699	—	—	3,402,102
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan, net of forfeitures	167,570	167,570	(167,570)	—	—	—
Compensation expense for restricted shares	—	—	260,439	—	—	260,439
Compensation expense for stock options	—	—	1,446,089	—	—	1,446,089
Comprehensive income:
Net income	—	—	—	22,821,065	—	22,821,065
Net unrealized holding losses on securities available-for-sale, net of deferred tax benefit of $1,712,941	—	—	—	—	(2,827,340)	(2,827,340)

Total comprehensive income						19,993,725

Balances, September 30, 2008	23,699,790	$23,699,790	$416,105,723	$76,373,045	$(3,609,850)	$512,568,708

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net income	$22,821,065	$16,799,515
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	526,022	376,450
Depreciation and amortization	4,788,550	2,010,487
Provision for loan losses	7,503,412	2,460,028
Gains on loans and loan participations sold, net	(2,996,390)	(1,380,883)
Net gains on sale of premises	(1,010,881)	56,078
Stock-based compensation expense	1,706,528	1,524,898
Deferred tax (benefit) expense	(1,274,403)	1,587,523
Other non-cash operating activities	194,558	—
Excess tax benefit from stock compensation	(805,414)	(128,678)
Mortgage loans held for sale:
Loans originated	(212,279,309)	(125,018,617)
Loans sold	211,353,184	126,137,833
Decrease in other assets	7,912,982	1,672,572
Increase (decrease) in other liabilities	2,672,391	(3,461,145)

Net cash provided by operating activities	41,112,295	22,636,061

Investing activities:
Activities in securities available-for-sale:
Purchases	(233,008,882)	(36,988,675)
Sales	—	—
Maturities, prepayments and calls	105,725,683	30,193,241
Activities in securities held-to-maturity:
Purchases	—	—
Sales	—	—
Maturities, prepayments and calls	16,080,000	—
Increase in loans, net	(472,054,326)	(232,911,778)
Purchases of premises and equipment and software	(6,198,441)	(5,097,092)
Proceeds from the sale of premises and equipment	2,821,702	—
Cash used for acquisition	(3,800,000)	—
Investments in unconsolidated subsidiaries and other entities	(2,583,983)	(1,222,570)

Net cash used in investing activities	(593,018,247)	(246,026,874)

Financing activities:
Net increase in deposits	371,825,090	205,095,262
Net increase in securities sold under agreements to repurchase	42,736,082	4,313,965
Net (decrease) increase in Federal funds purchased	(39,862,000)	19,986,000
Advances from Federal Home Loan Bank:
Issuances	110,478,047	35,000,000
Payments	(13,882,995)	(53,040,828)
Net increase in borrowings under lines of credit	9,000,000	—
Proceeds from issuance of subordinated debt	15,000,000	—
Proceeds from the sale of common stock, net of expenses	21,454,758	—
Exercise of common stock options	3,246,298	594,877
Excess tax benefit from stock compensation	805,414	128,678

Net cash provided by financing activities	520,800,694	212,079,954

Net decrease in cash and cash equivalents	(31,105,258)	(11,310,859)
Cash and cash equivalents, beginning of period	122,503,863	92,518,850

Cash and cash equivalents, end of period	$91,398,605	$81,207,991

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
     Cash Flow Information —Supplemental cash flow information addressing certain cash payments and noncash transactions for each of the nine months ended September 30, 2008 and 2007 was as follows:

	For the nine months ended September 30,
	2008	2007
Cash Payments:
Interest	$72,581,518	$53,491,752
Income taxes	7,500,000	7,850,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	2,442,259	809,703
Loans foreclosed upon with repossessions transferred to other assets	18,195,935	240,878
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit	(2,827,340)	(428,559)
     Income Per Common Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     As of September 30, 2008, there were 2,253,000 stock options and 12,000 stock appreciation rights outstanding to purchase common shares. As of September 30, 2007, there were 1,929,000 stock options outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and nine months ended September 30, 2008 and 2007. There were common stock options of 418,000 and 352,000 outstanding as of September 30, 2008 and 2007, respectively, which were considered anti-dilutive and thus have not been considered in the diluted earnings per share calculations below. Additionally, as of September 30, 2008 and 2007, Pinnacle Financial had outstanding warrants to purchase 370,000 and 395,000, respectively, common shares which have been considered in the calculation of Pinnacle Financial’s diluted net income per share for the three and nine months ended September 30, 2008 and 2007.
     The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
Numerator - Net income	$8,795,142	$5,771,810	$22,821,065	$16,799,515

Denominator - Average common shares outstanding	23,174,998	15,503,284	22,559,449	15,477,339
Basic net income per share	$0.38	$0.37	$1.01	$1.09

Diluted earnings per share calculation:
Numerator - Net income	$8,795,142	$5,771,810	$22,821,065	$16,799,515

Denominator - Average common shares outstanding	23,174,998	15,503,284	22,559,449	15,477,339
Dilutive shares contingently issuable	1,264,644	1,106,044	1,266,919	1,152,972

Average diluted common shares outstanding	24,439,642	16,609,328	23,826,368	16,630,311

Diluted net income per share	$0.36	$0.35	$0.96	$1.01
Newly Adopted Accounting Pronouncements
     Split-Dollar Life Insurance Arrangements — Pinnacle Financial acquired Cavalry Banking, Inc. in March of 2006. Certain executives and directors of Cavalry Banking, Inc. were participants in a deferred compensation arrangement which included split-dollar life insurance arrangements. In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date was for fiscal years beginning after December 15, 2007. On January 1, 2008, we adopted this EITF as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment to beginning retained earnings of $599,000, net of tax.
     Accounting for the Sale of Real Estate including Buy-Sell Clauses — In December 2007, the EITF reached a consensus on EITF Issue No. 07-6, “Accounting for Sales of Real Estate Subject to the Requirements of FASB Statement No. 66, ‘Accounting for Sales of Real Estate,’ When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 clarifies whether a buy-sell clause is a

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
prohibited form of continuing involvement that would preclude partial sales treatment under FAS No. 66. EITF 07-6 is effective for new arrangements entered into and assessments of existing transactions originally accounted for under the deposit, profit-sharing, leasing, or financing methods for reasons other than the exercise of a buy-sell clause performed in fiscal years beginning after December 15, 2007.
     Fair Value Measurement - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial partially adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The partial adoption of SFAS 157 had no impact on the consolidated financial statements of Pinnacle Financial. SFAS 157 has not been applied to nonfinancial assets and liabilities pursuant to Financial Statement Position, (FSP) FAS 157-2. This standard is applicable for nonfinancial assets and liabilities for fiscal periods beginning after November 30, 2008. There was no cumulative adjustment required upon partial adoption of SFAS 157.
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
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the three and nine month periods ended September 30, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Assets
     Securities — Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.
     Mortgage loans held-for-sale - Mortgage loans held-for-sale are carried at the lower of cost or fair value and are classified within level 2 of the valuation hierarchy. The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.
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
     Other investments — Included in other investments are investments in certain nonpublic private equity funds. The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in level 3 of the valuation hierarchy.
     Other assets — Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements. The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered. Pinnacle Financial reflects these assets within level 3 of the valuation hierarchy. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. Pinnacle Financial reflects these assets within level 2 of the valuation hierarchy.

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
     The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008

			Internal
	Total		models with	Internal models
	carrying	Quoted	significant	with significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters
		(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale	$617,909	$—	$617,909	$—
Mortgage loans held-for-sale	15,162	—	15,162	—
Other investments	1,667	—	—	1,667
Other assets	37,341	—	2,099	35,242

Total assets at fair value	$672,079	$—	$635,170	$36,909

Other liabilities	2,192	—	2,192	—

Total liabilities at fair value	$2,192	$—	$2,192	$—

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008

Internal
	Total		models with	Internal models
	carrying	Quoted	significant	with significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters
		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$17,743	$—	$—	$17,743

Total assets at fair value	$17,743	$—	$—	$17,743

Other liabilities	—	—	—	—

Total liabilities at fair value	$—	$—	$—	$—

Changes in level 3 fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the third quarter of 2008 (including the change in fair value) for financial instruments classified by Pinnacle Financial within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine months ended September 30, 2008 (in thousands)	Assets	Liabilities
Fair value, January 1, 2008	$35,336	$—
Total realized and unrealized gains included in income	633	—
Purchases, issuances and settlements, net	940	—
Transfers in and/or out of level 3	—	—

Fair value, September 30, 2008	$36,909	$—

Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2008	$633	$—

Note 2. Mergers and Acquisitions
     On November 30, 2007, Pinnacle Financial consummated its merger with Mid-America, a two-bank holding company headquartered in Nashville, Tennessee.
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Mid-America as of November 30, 2007. The table below details the amounts reported in our consolidated financial statements as of December 31, 2007 and the updated amounts as of September 30, 2008 for changes in the purchase price allocation recorded during the nine months ended September 30, 2008 (in thousands):

		Changes in
		purchase price
	November 30, 2007	allocation
	purchase price	recorded during	Final purchase
Mid-America Purchase Price Allocation	allocation	2008	price allocation
Cash and cash equivalents	$60,795	$—	$60,795
Investment securities — available-for-sale	147,766	—	147,766
Loans, net of an allowance for loan losses of $8,695	855,887	—	855,887
Goodwill	129,334	2,298	131,632
Core deposit intangible	8,085	1,351	9,436
Other assets	49,854	139	49,993

Total assets acquired	1,251,721	3,788	1,255,509

Deposits	957,076	—	957,076
Federal Home Loan Bank advances	61,383	—	61,383
Other liabilities	27,107	79	27,186

Total liabilities assumed	1,045,566	79	1,045,645

Total consideration paid for Mid-America	$206,155	$3,709	$209,864

     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $9.4 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three and nine months ended September 30, 2008, approximately $283,000 and $850,000 of amortization was recognized in the accompanying consolidated statements of income as other noninterest expense,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related to this intangible. Amortization expense associated with this identified intangible will approximate $700,000 to $1.1 million per year for the next ten years.
     Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value at the date of acquisition. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into the consolidated statements of income using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities. For the three and nine months ended September 30, 2008, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $426,000 and $2.2 million, respectively. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, Pinnacle Financial will recognize increases in net interest income related to amortization and accretion of these purchase accounting adjustments of approximately $2.1 million over the next ten years.
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

	Nine months ended September 30,
	2008	2007
	(unaudited)
Pro Forma Income Statements:
Net interest income	$82,665	$80,692
Provision for loan losses	7,503	3,692
Noninterest income	26,679	21,775
Noninterest expense	71,869	65,306

Net income before taxes	29,972	33,469
Income tax expense	8,153	10,735

Net income	$21,819	$22,734

Pro Forma Per Share Information:
Basic net income per common share	$0.97	$1.03
Diluted net income per common share	$0.92	$0.98

Weighted average shares outstanding:
Basic	22,559,449	22,153,919
Diluted	23,826,368	23,306,891
     During the three and nine months ended September 30, 2008, Pinnacle Financial incurred expenses related to the merger with Mid-America of $1,165,000 and $5,620,000, respectively. These expenses were directly related to the merger and consisted primarily of retention awards and costs to integrate systems and are reflected on the accompanying consolidated statements of income as merger related expense.
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
     Additionally, during the third quarter of 2008 Pinnacle National acquired Murfreesboro, Tenn.-based Beach & Gentry Insurance LLC (Beach & Gentry). Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle National, also located in Murfreesboro. In connection with this acquisition we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $30,000 during the three months ended September 30, 2008. Additionally, if certain performance thresholds

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are met over the next three years following the date of acquisition, Pinnacle National will be required to pay up to an additional $1.0 million to the former principal of Beach & Gentry.
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	54,462,796	168,371	844,920	53,786,247
Mortgage-backed securities	440,946,820	1,962,453	1,770,346	441,138,927
State and municipal securities	126,505,072	253,013	5,483,414	121,274,671
Corporate notes and other	1,910,267	9,884	210,646	1,709,505

	$623,824,955	$2,393,721	$8,309,326	$617,909,350

Securities held-to-maturity:
U.S. government agency securities	$1,997,859	$—	$38,335	$1,959,524
State and municipal securities	8,900,064	6,691	52,683	8,854,072

	$10,897,923	$6,691	$91,018	$10,813,596

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	69,481,328	220,833	39,598	69,662,563
Mortgage-backed securities	297,909,174	1,237,807	1,441,635	297,705,346
State and municipal securities	127,220,978	206,102	1,521,273	125,905,807
Corporate notes	2,415,783	—	37,560	2,378,223

	$497,027,263	$1,664,742	$3,040,066	$495,651,939

Securities held-to-maturity:
U.S. government agency securities	$17,747,589	$4,436	$—	$17,752,025
State and municipal securities	9,285,767	4,242	158,561	9,131,448

	$27,033,356	$8,678	$158,561	$26,883,473

     At September 30, 2008, approximately $584.9 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At September 30, 2008 and December 31, 2007, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At September 30, 2008:

U.S. government agency securities	$36,202,253	$883,255	$—	$—	$36,202,253	$883,255
Mortgage-backed securities	169,658,031	1,440,885	19,573,225	329,461	189,231,256	1,770,346
State and municipal securities	99,241,374	5,246,285	4,560,036	289,812	103,801,410	5,536,097
Corporate notes	273,760	126,240	905,600	84,406	1,179,360	210,646

Total temporarily-impaired securities	$305,375,418	$7,696,665	$25,038,861	$703,679	$330,414,279	$8,400,344

At December 31, 2007:

U.S. government agency securities	$13,942,078	$25,198	$2,985,600	$14,400	$16,927,678	$39,598
Mortgage-backed securities	51,240,090	181,098	97,593,453	1,260,537	148,833,543	1,441,635
State and municipal securities	54,467,544	1,193,763	35,481,739	486,071	89,949,283	1,679,834
Corporate notes	527,115	300	1,451,108	37,260	1,978,223	37,560

Total temporarily-impaired securities	$120,176,827	$1,400,359	$137,511,900	$1,798,268	$257,688,727	$3,198,627

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
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at September 30, 2008 and December 31, 2007 is summarized in the table below. Certain loans have been reclassified at December 31, 2007 to be consistent with the September 30, 2008 classification.

	At September 30,	At December 31,
	2008	2007
Commercial real estate — Mortgage	$907,289,656	$710,545,533
Consumer real estate — Mortgage	631,460,709	539,768,302
Construction and land development	651,802,960	582,958,584
Commercial and industrial	924,753,114	794,419,213
Consumer and other	87,603,033	121,949,057

Total Loans	3,202,909,472	2,749,640,689
Allowance for loan losses	(34,840,853)	(28,470,207)

Loans, net	$3,168,068,619	$2,721,170,482

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Changes in the allowance for loan losses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Balance at beginning of period	$28,470,207	$16,117,978
Charged-off loans	(2,442,259)	(1,341,890)
Recovery of previously charged-off loans	1,309,493	279,491
Allowance from Mid-America acquisition	—	8,694,787
Provision for loan losses	7,503,412	4,719,841

Balance at end of period	$34,840,853	$28,470,207

     At September 30, 2008 and at December 31, 2007, Pinnacle Financial had impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $17,743,000 and $19,677,000 at September 30, 2008 and December 31, 2007, respectively. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $794,000 and $108,000 for the nine months ended September 30, 2008 and 2007, respectively.
     At September 30, 2008, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $33,374,000 to directors, executive officers, and their related entities, of which $25,708,000 had been drawn upon. During the nine months ended September 30, 2008, $11,163,000 of loan and other commitment increases and $4,925,000 of principal and other reductions were made by directors, executive officers, and their related entities. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2008.
     During the three and nine months ended September 30, 2008 and 2007, Pinnacle Financial sold participations in certain loans to correspondent banks and other investors at an interest rate that was less than that of the borrower’s rate of interest. In accordance with U.S. generally accepted accounting principles, Pinnacle Financial recognized a net gain on the sale of these participated loans for the nine months ended September 30, 2008 and 2007 of approximately $12,000 and $230,000, respectively, which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans. Net gains recognized for the three months ended September 30, 2008 and 2007 were $695,000 and $19,000, respectively. The gain recognized for the three months ended September 30, 2008 of $695,000 resulted from the sale of four related impaired loans to a group of outside investors. At September 30, 2008, Pinnacle Financial was servicing $143.6 million of loans for correspondent banks and other entities, of which $136.1 million were commercial loans.
     At September 30, 2008, Pinnacle Financial had $15,162,000 of mortgage loans held-for-sale compared to $11,252,000 at December 31, 2007. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle National prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the three and nine months ended September 30, 2008, Pinnacle Financial recognized $765,000 and $2,289,000 gains on the sale of these loans, respectively, compared to $360,000 and $1,151,000 gains on the sale of these loans for the three and nine months ended September 30, 2007, respectively.
     At September 30, 2008, Pinnacle Financial owned $12,143,000 in other real estate which had been acquired, usually through foreclosure, from borrowers compared to $1,673,000 at December 31, 2007. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. Other real estate is included in Other assets on the consolidated balance sheet.
Note 5. Stockholders’ Equity and Subordinated Debt
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
     On August 5, 2008, Pinnacle National entered into a subordinated term loan agreement with a regional bank for $15 million. The loan will bear interest at 90-day Libor plus 3.5%, mature in seven years and borrowings under the loan qualify as Tier 2 capital for regulatory capital purposes. Proceeds from this issuance of subordinated debt are expected to be used for the anticipated growth of Pinnacle National.
Note 6. Income Taxes
     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income before income taxes. A reconciliation of the differences for the three and nine months ended September 30, 2008 and 2007 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income taxes at statutory rate	$4,229,136	$2,943,397	$11,061,745	$8,552,015
State tax (benefit) expense, net of Federal tax effect	(103,272)	45,352	(262,076)	135,762
Federal tax credits	(90,000)	(90,000)	(270,000)	(270,000)
Tax-exempt securities	(397,123)	(217,167)	(1,246,644)	(615,896)
Bank owned life insurance	(78,750)	(46,248)	(313,129)	(141,066)
Insurance premiums	(83,007)	(103,130)	(290,542)	(307,291)
Other items	(188,880)	105,693	104,566	281,291

Income tax expense	$3,288,104	$2,637,897	$8,783,920	$7,634,815

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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at September 30, 2008 is as follows:

Commitments to extend credit	$954,825,000
Standby letters of credit	93,971,000
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2008 will not have a material impact on Pinnacle Financial’s financial statements.
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
Note 8. Equity Compensation
     Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At September 30, 2008, there were 442,186 shares available for issue under these plans.
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
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,835 Pinnacle shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $6.63 per share and $21.37 per share. At September 30, 2008, there were 88,435 shares available for issue under the Mid-America Plans.
Common Stock Options and Stock Appreciation Rights
     As of September 30, 2008, of the approximately 2,253,000 stock options and 12,000 stock appreciation rights outstanding, 1,264,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 989,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder. All stock options granted under the Pinnacle equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant. All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully vested at the date of those mergers.
     A summary of the stock option and stock appreciation rights activity during the nine months ended September 30, 2008 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2007	2,398,823	$16.84	6.9	$23,784

Granted	163,360	21.51
Exercised (2)	(244,815)	13.02
Forfeited	(51,917)	26.53

Outstanding at September 30, 2008	2,265,451	$17.36	6.3	$30,868

Outstanding and expected to vest as of September 30, 2008	2,232,966	$17.19	6.2	$30,784

Options exercisable at September 30, 2008 (3)	1,503,119	$12.50	5.3	$26,464

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $30.80 per common share for the approximately 1.95 million options and stock appreciation rights that were in-the-money at September 30, 2008.

(2)	There were 2,367 stock appreciation rights exercised during nine months ended September 30, 2008 resulting in the issuance of 833 shares of Pinnacle Financial common stock.

(3)	In addition to these outstanding options, there were 370,000 and 395,000 warrants outstanding at September 30, 2008 and December 31, 2007, respectively. These warrants, when exercised, will result in the issuance of common shares.
     During the nine months ended September 30, 2008, 214,890 option awards vested at an average exercise price of $23.75 and an intrinsic value of approximately $6.2 million. On January 18, 2008, Pinnacle Financial granted options to purchase 163,360 common shares to certain employees at an exercise price of $21.51 per share. These options, which were issued as non-qualified stock options, will vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years from the date of grant. Pursuant to SAB 110, “Share-Based Payment,” Pinnacle Financial will continue to use the simplified method for estimating the expense of stock compensation during 2008.
     During the nine months ended September 30, 2008, the aggregate intrinsic value of options and stock appreciation rights exercised was $3.7 million determined as of the date of exercise. As of September 30, 2008, there was approximately $5.8 million

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of total unrecognized compensation cost related to unvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.4 years.
     During the nine months ended September 30, 2008 and 2007, Pinnacle Financial recorded stock-based compensation expense of $1,707,000 and $1,525,000, respectively using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
     The fair value of options granted for each of the nine month periods ended September 30, 2008 and 2007 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2008	2007
Risk free interest rate	3.20%	4.72%
Expected life of options	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%
Expected volatility	24.60%	21.12%
Weighted average fair value	$7.07	$10.59
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
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of September 30, 2008 under the 2004 Equity Incentive Plan. During the nine months ended September 30, 2008, Pinnacle Financial awarded 173,168 shares of restricted common stock to Pinnacle Financial directors, officers and associates. The weighted average fair value of these awards as of the date of grant was $22.87 per share. The forfeiture restrictions on 109,795 of the restricted shares awarded to Pinnacle Financial associates lapse in annual increments of 20% over the next five years. The forfeiture restrictions on 26,805 restricted shares awarded to members of Pinnacle Financial’s senior management lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over the subsequent three year period. Additionally, the forfeiture restrictions on 26,805 restricted shares issued to members of Pinnacle Financial’s senior management lapse in annual increments of 10% over the next ten years if Pinnacle Financial is profitable in the prior year. The remaining 9,763 restricted shares were awarded to Pinnacle Financial directors with the restrictions on these shares lapsing on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend during the period from March 1, 2008 through February 28, 2009.
     Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the nine months ended September 30, 2008, Pinnacle Financial recognized approximately $260,000 in compensation costs attributable to all restricted share awards issued prior to September 30, 2008. During the nine months ended September 30, 2008, $390,000 in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of activity for unvested restricted share awards for the nine months ended September 30, 2008 follows:

Number
Unvested awards at December 31, 2007	54,349
New awards granted	173,168
Awards whereby restrictions have lapsed and shares released to participants	(3,230)
Forfeited awards (i.e., restrictions not met by participants)	(5,610)

Unvested awards at September 30, 2008	218,677

Note 9. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. During the nine months ended September 30, 2008, Pinnacle National paid dividend payments of $2.7 million to Pinnacle Financial to fund Pinnacle Financial’s interest payments due on its subordinated indebtedness. At September 30, 2008, pursuant to federal banking regulations, Pinnacle National had approximately $64.9 million of net retained profits from the previous two years available for future dividend payments to Pinnacle Financial.
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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2008, that Pinnacle Financial and its banking subsidiary met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and its banking subsidiaries actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2008

Total capital to risk weighted assets:
Pinnacle Financial	$392,721	11.24%	$279,959	8.0%	not applicable
Pinnacle National	$365,172	10.45%	$279,470	8.0%	$349,338	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$342,880	9.81%	$139,979	4.0%	not applicable
Pinnacle National	$315,275	9.02%	$139,735	4.0%	$209,603	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$342,880	8.68%	$157,975	4.0%	not applicable
Pinnacle National	$315,275	8.00%	$157,618	4.0%	$197,022	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.

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
     A summary of Pinnacle Financial’s interest rate swaps as of September 30, 2008 is included in the following table (in thousands):

	September 30, 2008
	Notional	Estimated Fair
	Amount	Value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$138,778	$2,099
Pay variable/receive fixed swaps	138,778	(2,192)

Total	$277,556	$(93)

Note 11. Business Segment Information
     Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations. Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller Loughry Beach Insurance and Services, Inc. Miller Loughry Beach is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following tables present financial information for each reportable segment as of September 30, 2008 and 2007 and for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

		Trust and
	Commercial	Investment	Mortgage	Insurance
	Banking	Services	Origination	Services	Total Company
For the three months ended September 30, 2008:
Net interest income	$29,225	$—	$56	$—	$29,281
Provision for loan losses	3,125	—	—	—	3,125
Noninterest income	5,624	1,660	1,009	960	9,253
Noninterest expense	20,614	1,256	590	866	23,326
Income tax expense	2,904	159	186	39	3,288

Net income	$8,206	$245	$289	$55	$8,795

For the three months ended September 30, 2007:
Net interest income	$18,916	$—	$44	$—	$18,960
Provision for loan losses	772	—	—	—	772
Noninterest income	2,606	1,458	704	564	5,332
Noninterest expense	13,162	915	582	451	15,110
Income tax expense	2,315	213	65	45	2,638

Net income	$5,273	$330	$101	$68	$5,772

For the nine months ended September 30, 2008:
Net interest income	$84,151	$—	$171	$—	$84,322
Provision for loan losses	7,503	—	—	—	7,503
Noninterest income	16,350	4,987	2,729	2,613	26,679
Noninterest expense	64,437	3,849	1,833	1,774	71,893
Income tax expense	7,586	447	418	333	8,784

Net income	$20,975	$691	$649	$506	$22,821

For the nine months ended September 30, 2007:
Net interest income	$53,557	$—	$146	$—	$53,703
Provision for loan losses	2,460	—	—	—	2,460
Noninterest income	8,506	3,394	2,172	1,837	15,909
Noninterest expense	38,016	1,633	1,712	1,357	42,718
Income tax expense	6,514	691	238	191	7,634

Net income	$15,073	$1,070	$368	$289	$16,800

As of September 30, 2008:
End of period assets	$4,311,549	$683	$17,926	$7,394	$4,337,552

As of September 30, 2007:
End of period assets	$2,351,546	$393	$11,783	$4,357	$2,368,079

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at September 30, 2008 and December 31, 2007 and our results of operations for the three and nine months ended September 30, 2008 and 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid organic growth together with our merger with Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company in Nashville, Tennessee, on November 30, 2007 and our expansion in the Knoxville, Tennessee market has had a material impact on Pinnacle Financial’s financial condition and results of operations in 2008 as compared to 2007. This rapid growth along with the Mid-America merger and the Knoxville market expansion are discussed more fully below. Our fully diluted net income per share for the three months ended September 30, 2008 and 2007 was $0.36 and $0.35, respectively. Our fully diluted net income per share for the nine months ended September 30, 2008 and 2007 was $0.96 and $1.01, respectively. At September 30, 2008, loans totaled $3.203 billion, as compared to $2.750 billion at December 31, 2007, while total deposits increased to $3.295 billion at September 30, 2008 from $2.925 billion at December 31, 2007.
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
During the three and nine months ended September 30, 2008, we incurred merger integration expense related to the merger with Mid-America of $1.2 million and $5.6 million, respectively. These expenses were directly related to the merger, and consisted primarily of severance costs and costs to integrate processing systems and are reflected in the accompanying consolidated statement of income as merger related expense.
Knoxville expansion. During April of 2007, we announced a de novo expansion of our firm to the Knoxville MSA. At that time, we had hired several new associates from other financial institutions in that market and had negotiated a lease agreement for our main office facility with future plans to construct four additional offices over the next few years. In June of 2007, we opened our first full service branch facility in Knoxville and we anticipate opening a second office during the second quarter of 2009. At September 30, 2008, our Knoxville facility had recorded $286.7 million in loan balances and $168.5 million in deposit balances. At September 30, 2008, we employed 27 associates in the Knoxville MSA.
Results of Operations. Our net interest income increased to $29.3 million for the third quarter of 2008 compared to $19.0 million for the third quarter of 2007. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended September 30, 2008 was 3.14% compared to 3.54% for the same period in 2007. Our net interest income increased to $84.3 million for the nine months ended September 30, 2008 compared to $53.7 million for the nine months ended September 30, 2007. The net interest margin for the nine months ended September 30, 2008 was 3.24% compared to 3.59% for the same period in 2007.
Our provision for loan losses was $3.1 million for the third quarter of 2008 compared to $772,000 for the same period in 2007. The provision for loan losses was $7.5 million for the nine months ended September 30, 2008 compared to $2.5 million for the same period in 2007. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs or recoveries incurred during the period, the changes in the amount of impaired loans and the results of our quarterly assessment of the inherent risks of our loan portfolio.
Noninterest income for the three and nine months ended September 30, 2008 compared to the same periods in 2007 increased by $3.9 million, or 73.5% and $10.8 million or 67.7%, respectively. This increase is largely attributable to the fee businesses associated with the Mid-America acquisition, particularly with regard to service charges on deposit accounts, investment services commissions, gains on the sale of branch premises and other noninterest income. Included in insurance commissions during the first nine months of 2008 were approximately $450,000 in insurance commissions received from one of our carriers due to favorable claims experience by that carrier.
Our continued growth in 2008 resulted in increased noninterest expense compared to 2007 due to the addition of Mid-America and our expansion into the Knoxville MSA, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 450.5 at September 30, 2007 to 723 at September 30, 2008. As a result, we experienced increases in compensation and employee benefit expense. In addition to incurring a full year of the Mid-America-related expense in 2008, we expect to add additional employees throughout 2008 which will also cause our compensation and employee benefit expense to increase in 2008 when compared to the comparable period in 2007. Additionally, our branch expansion efforts during the last few years and the addition of the eleven Mid-America branches will also increase noninterest expense. The increased operational expenses for the recently opened branches will continue to result in increased noninterest expense in future periods. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.53% for the third quarter of 2008 compared to 62.20% for the same period in 2007. Our efficiency ratio was 64.80% for the first nine months of 2008 compared with 61.37% for the same period in 2007. These calculations include the impact of approximately $1.2 million and $5.6 million in Mid-America pre-tax merger related charges incurred during the three and nine months ended September 30, 2008, respectively.
The effective income tax expense rate for the three and nine months ended September 30, 2008 was approximately 27.2% and 27.8%, respectively, compared to an effective income tax expense rate for the three and nine months ended September 30, 2007 of approximately 31.37% and 31.25%, respectively. The decrease in the effective rate for 2008 compared to 2007 was due to increased investments in bank qualified municipal securities and bank owned life insurance as well as an increase in the state tax benefit.
Net income for the third quarter of 2008 was $8.8 million compared to $5.8 million for the same period in 2007, an increase of 52.4%. Net income for the first nine months of 2008 was $22.8 million compared to $16.8 million for the same period in 2007, an increase of 35.8%.
Financial Condition. Loans increased $453.3 million during the first nine months of 2008. As we seek to increase our loan portfolio, we must also continue to monitor the risks inherent in our lending operations. If our allowance for loan losses is not sufficient to cover the estimated loan losses in our loan portfolio, increases to the allowance for loan losses would be required which would decrease our earnings.
We have grown our total deposits to $3.295 billion at September 30, 2008 compared to $2.925 billion at December 31, 2007, an increase of $369.8 million. In comparing the composition of the average balances of our deposits between the first nine months of 2008 with the first nine months of 2007, we have experienced increased growth in our higher cost certificate of deposit balances than in any other category. This increase in reliance on higher cost deposits has contributed to a reduced net interest margin between the two periods.
Capital and Liquidity. At September 30, 2008, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at September 30, 2008, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.
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
On October 14, 2008, the United States Department of the Treasury announced the TARP Capital Purchase Program, pursuant to which Treasury will make direct capital investments in participating financial institutions. Under this revised program, healthy banks are encouraged to participate in the program. The minimum investment for a financial institution considering participating in the Capital Purchase Program is an amount equal to 1% of its risk-weighted assets and the maximum amount is the lesser of $25 billion or 3% of its risk-weighted assets. The application to participate in this Capital Purchase Program must be received by the institution’s primary banking regulator no later than November 14, 2008 and the investment is expected to be made by December 31, 2008. Pinnacle Financial is evaluating the program.
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
An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount, and does not reflect any direct write-down of the investment). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Income is recognized on impaired loans on a cash basis.
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
The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data for industry and various peer bank groups. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on management’s experience with similarly graded loans, discussions with banking regulators and our internal loan review processes. During the nine months ended September 30, 2008, we also performed a migration analysis of all loans that were charged-off during the previous two years. A migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We utilized the migration analysis to some extent to determine the loss allocation rates for the commercial and commercial real estate portfolios. Subsequently, we weighted the allocation methodologies for the commercial and commercial real estate portfolios and determine a weighted average allocation for these portfolios.
The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer and consumer real estate loans. The estimated loan loss allocation rate for each category is based on management’s experience, consideration of our actual loss rates, industry loss rates and loss rates of various peer bank groups. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous. We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.
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
We then test the resulting allowance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews and approves the assessment prior to the filing of quarterly and annual financial information.
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
Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Our annual assessment date is September 30. We reviewed our goodwill assets as of September 30, 2008, and concluded that no indications of impairment were present. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Results of Operations
Our results for the three and nine months ended September 30, 2008 and 2007 were highlighted by the continued growth in loans and other earning assets and deposits, primarily as a result of the Mid-America acquisition and the Knoxville expansion, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2008-2007	Nine months ended		2008-2007
	September 30,		Percent	September 30,		Percent
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Interest income	$51,873	$38,347	35.3%	$152,808	$107,594	42.0%
Interest expense	22,591	19,387	16.5%	68,485	53,891	27.1%

Net interest income	29,282	18,960	54.4%	84,323	53,703	57.0%
Provision for loan losses	3,125	772	304.8%	7,504	2,460	205.0%

Net interest income after provision for loan losses	26,157	18,188	43.8%	76,819	51,243	49.9%
Noninterest income	9,253	5,332	73.5%	26,679	15,909	67.7%
Noninterest expense:
Merger related expense	1,165	—	—	5,620	—	-
Other noninterest expense	22,162	15,110	46.7%	66,273	42,718	55.1%

Net income before income taxes	12,083	8,410	43.7%	31,605	24,434	29.3%
Income tax expense	3,288	2,638	24.6%	8,784	7,634	15.1%

Net income	$8,795	$5,772	52.4%	$22,821	$16,800	35.8%

Our results for the three and nine months ended September 30, 2008 included pre-tax merger related expense of approximately $1.2 million and $5.6 million respectively. Excluding merger related expense from our net income resulted in diluted net income per common share for the three and nine months ended September 30, 2008 of $0.39 and $1.10, respectively. We do not anticipate additional merger expense to be incurred pursuant to the Mid-America acquisition after December 31, 2008. A comparison of these amounts to our actual results for the three and nine months ended September 30, 2008 and a reconciliation of this non-GAAP financial measure follows (dollars in thousands):
Reconciliation of Non-GAAP financial measures:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income, as reported	$8,795	$5,772	$22,821	$16,800
Merger related expense, net of tax	708	—	3,415	—

Net income, excluding merger related expense	$9,503	$5,772	$26,236	$16,800

Fully-diluted net income per common share, as reported	$0.36	$0.35	$0.96	$1.01

Fully-diluted net income per common share, excluding merger related expense	$0.39	$0.35	$1.10	$1.01

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

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended September 30, 2008 and 2007, we recorded net interest income of $29.3 million and $18.9 million respectively, which resulted in a net interest margin of 3.14% and 3.54%. For the nine months ended September 30, 2008 and 2007, we recorded net interest income of $84.3 million and $53.7 million respectively, which resulted in a net interest margin of 3.24% and 3.59%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three months ended			Three months ended
(dollars in thousands)	September 30, 2008			September 30, 2007
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$3,129,549	$44,075	5.60%	$1,697,862	$32,750	7.65%
Securities:
Taxable	455,945	6,005	5.24%	268,358	3,387	5.01%
Tax-exempt (1)	134,198	1,340	5.24%	79,065	744	4.92%
Federal funds sold and other	45,890	453	4.37%	106,298	1,466	5.62%

Total interest-earning assets	3,765,582	51,873	5.53%	2,151,583	38,347	7.12%

Nonearning assets
Intangible assets	261,584
Other nonearning assets	175,426			226,918

Total assets	$4,202,592			$2,378,501

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$373,567	$1,109	1.18%	$261,384	$2,123	3.24%
Savings and money market	706,225	2,856	1.61%	544,990	4,757	3.46%
Time	1,689,221	14,814	3.49%	714,060	9,164	5.09%

Total interest bearing deposits	2,769,013	18,779	2.70%	1,520,434	16,044	4.19%
Securities sold under agreements to repurchase	204,101	682	1.33%	194,774	2,061	4.20%
Federal Home Loan Bank advances and other borrowings	215,739	1,845	3.40%	29,946	385	5.10%
Subordinated debt	90,465	1,285	5.65%	51,548	897	6.90%

Total interest-bearing liabilities	3,279,318	22,591	2.74%	1,796,702	19,387	4.28%
Noninterest-bearing deposits	409,850	—	—	293,701	—	—

Total deposits and interest-bearing liabilities	3,689,168	22,591	2.44%	2,090,403	19,387	3.68%

Other liabilities	10,849			16,445
Stockholders’ equity	502,575			271,653

Total liabilities and stockholders’ equity	$4,202,592			$2,378,501

Net interest income		$29,282			$18,960

Net interest spread (2)			2.79%			2.84%
Net interest margin (3)			3.14%			3.54%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended			Nine months ended
(dollars in thousands)	September 30, 2008			September 30, 2007
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$2,944,422	$131,695	5.98%	$1,609,200	$92,283	7.67%
Securities:
Taxable	401,268	15,435	5.14%	271,017	10,128	5.00%
Tax-exempt (1)	135,702	4,031	5.23%	75,694	2,107	4.91%
Federal funds sold and other	48,904	1,648	4.86%	73,677	3,076	5.60%

Total interest-earning assets	3,530,296	152,808	5.84%	2,029,588	107,594	7.14%

Nonearning assets
Intangible assets	259,869
Other nonearning assets	173,219			222,964

Total assets	$3,963,384			$2,252,552

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$385,863	$4,577	1.58%	$253,411	$6,226	3.29%
Savings and money market	715,019	9,676	1.81%	514,080	13,121	3.41%
Time	1,509,602	43,331	3.83%	661,468	24,690	4.99%

Total interest bearing deposits	2,610,484	57,584	2.95%	1,428,959	44,037	4.12%
Securities sold under agreements to repurchase	182,698	2,081	1.52%	174,942	5,664	4.33%
Federal Home Loan Bank advances and other borrowings	189,438	4,958	3.50%	39,395	1,539	5.22%
Subordinated debt	85,139	3,862	6.06%	51,548	2,651	6.88%

Total interest-bearing liabilities	3,067,759	68,485	2.98%	1,694,844	53,891	4.25%
Noninterest-bearing deposits	392,200	—	—	278,935	—	—

Total deposits and interest-bearing liabilities	3,459,959	68,485	2.64%	1,974,779	53,891	3.65%

Other liabilities	18,586			12,714
Stockholders’ equity	484,839			265,059

Total liabilities and stockholders’ equity	$3,963,384			$2,252,552

Net interest income		$84,323			$53,703

Net interest spread (2)			2.86%			2.89%
Net interest margin (3)			3.24%			3.59%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and nine months ended September 30, 2008 was 3.14% and 3.24% respectively, compared to a net interest margin of 3.54% and 3.59% for the same periods in 2007. Our net interest margin decreased by .40% when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007 and .35% when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. This decline was the result of our earning asset yields for the three and nine months ended September 30, 2008 decreasing by 1.59% and 1.30% respectively, from the earning asset yields for the comparable periods in the previous year. Additionally, our funding costs were only 1.24% less between the three months ended September 30, 2008 and 2007 and 1.01% less between the nine months ended September 30, 2008 and 2007. Other matters related to our net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields were 2.05% and 1.69%, respectively, less during the three and nine months ended September 30, 2008 than during the same periods in 2007. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for the three and nine months ended September 30, 2008 was 5.00% and 5.43% respectively, compared to 8.18% and 8.22% for the same periods in 2007 reflecting the reduction of the Federal Funds rate between these periods. Our prime lending rate moves in concert with the Federal Reserve’s changes to its Federal funds rate.

•	We have been able to grow our funding base significantly. For asset/liability management purposes in 2008 and 2007, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio. For the first nine months of 2008, average loan balances were 74.3% of total assets compared to 71.4% in 2007. Loans generally have higher yields than do securities and other shorter-term investments.
•	During 2008, overall deposit rates were less than those rates for the comparable period in 2007. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short term rate environment during the first nine months of 2008 when compared with the first nine months of 2007. As a result, the rates for those products experienced a large decrease between the two periods. However, competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively and negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with several new market entrants seeking deposit growth. As a result, even though the short-term rate environment may allow for rate decreases in our short-term funding base, these decreases will be limited by competitive pressures.
•	During the first nine months of 2008, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 48.4% of our total funding compared to 61.8% during the same period in 2007. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 11.3% of total funding in 2008, compared to 14.1% in 2007. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin and receives a great deal of emphasis by management. The mix of our deposit base in 2008 was weighted more toward higher cost time deposits and other wholesale funding sources, which also contributed to our lower net interest margin in 2008.
•	Also impacting the net interest margin during the first nine months of 2008 was increased floating rate subordinated indebtedness. The interest rate charged on this indebtedness is generally higher than other funding sources. In October 2007, we issued an additional $30 million in floating rate subordinated indebtedness to fund the cash component of the Mid-America purchase price. The rate we are required to pay on this indebtedness is 285 points over three-month LIBOR. In August 2008, we also issued $15 million in additional subordinated indebtedness at a rate of 350 points over three month LIBOR. Proceeds from this issuance are expected to be used for the anticipated growth of Pinnacle Financial. These spreads are higher than the spreads associated with our other forms of subordinated indebtedness which were issued in previous periods.
During the nine months ended September 30, 2008, the yield curve steepened which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Federal funds rate and short term treasury rates.

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
In October 2008, the Federal Reserve reduced the targeted Federal funds rate such that the targeted rate is now 1.0%. This reduction together with previous Federal Reserve rate reductions in 2008 has facilitated the continual compression of our net interest margins as we experience reduced yields on a significant portion of our earning asset base and have not be able to counter this impact via reduced funding costs quickly. Generally, we should be able to reduce our funding costs over an extended period of time following a Federal Reserve rate reduction. Traditionally, we maintain an asset sensitive balance sheet, thus when rates are stable to increasing our net interest margins should expand.
We believe we should be able to increase net interest income through overall growth in earning assets in 2008 compared to previous periods. The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs, and thus we should be able to increase our current net interest income. Our net interest margins will likely decrease throughout the remainder of 2008 due to increasingly competitive deposit pricing in our markets and further near-term rate reductions by the Federal Reserve. In the last few months of 2007 and during 2008, the Federal Reserve reduced short-term rates dramatically. We have taken steps to counter the impact of these rate decreases on our floating rate assets (including prime rate loans) by reducing deposit rates to an appropriate level where we believe we can sustain our funding base. We believe it will take more time for our competition in our market to begin to price in the full impact of these rate decreases, and for competitive reasons, we will not be able to counter the full impact of these rate decreases on our net interest margin in 2008. As a result, our net interest margins in 2008 are lower than in 2007.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $3.1 million and $772,000 for the three months ended September 30, 2008 and 2007, respectively and $7.5 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.
Based upon our management’s evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2008. Between the three and nine month periods ended September 30, 2008 and 2007, the provision for loan losses increased by $2.4 million and $5.0 million, respectively. A significant increase in loan growth, nonperforming loans, increased net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances during the first nine months of 2008 were the primary reasons for the increase in the provision expense in 2008 when compared to 2007.
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

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three months ended		2008-2007	Nine months ended		2008-2007
	September 30,		Percent	September 30,		Percent
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Noninterest income:
Service charges on deposit accounts	$2,778	$1,966	41.3%	$8,036	$5,683	41.4%
Investment sales commissions	1,271	869	46.3%	3,760	2,454	53.2%
Gains on loans sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	765	360	112.5%	2,289	1,151	98.9%
Gains on loan sales and loan participations, net	695	19	3557.9%	707	230	207.4%
Insurance sales commissions	959	563	70.3%	2,612	1,829	42.8%
Net gain on sale of premises	—	—	—	1,011	56	1705.4%
Trust fees	585	467	25.3%	1,621	1,312	23.6%
Other noninterest income:
ATM and other consumer fees	1,074	743	44.5%	3,060	2,052	49.1%
Letters of credit fees	104	68	52.9%	236	170	38.8%
Bank-owned life insurance	225	132	70.5%	895	403	122.1%
Equity in earnings of Collateral Plus, LLC	46	20	130.0%	117	109	7.3%
Swap fees on customer loan transactions, net	262	—	—	763	—	-
Visa related gains	—	—	—	203	—	-
Other noninterest income	489	125	291.2%	1,369	460	197.6%

Total noninterest income	$9,253	$5,332	73.5%	$26,679	$15,909	67.7%

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
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. Our Mid-America acquisition had a significant impact on our investment services fees, as a significant amount of Mid-America’s fee business was attributable to wealth management, particularly brokerage services. At September 30, 2008, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $848 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $590 million at September 30, 2007. We also offer trust services through Pinnacle National’s trust division. At September 30, 2008, our trust department was receiving fees on approximately $537.5 million in assets compared to $512 million at September 30, 2007. We offer insurance services through Miller Loughry Beach Insurance and Services, Inc. which we believe will continue to increase our noninterest income in future periods. During the first three months of 2008, Miller Loughry Beach received approximately $450,000 in fees from one of its insurance carriers due to favorable claims experience by that carrier. We do not anticipate any additional similar fees from this insurance carrier this year.
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
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At September 30, 2008 and pursuant to participation agreements with these correspondents, we had participated approximately $136.1 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $0 and $19,000 during the three months ended September 30, 2008 and 2007, respectively, and $12,000 and $230,000 during the nine months ended September 30, 2008 and 2007 related to the loan participation transactions. Additionally, Pinnacle Financial recognized a gain of $695,000 for the three months ended September 30, 2008 related to the sale of four related impaired loans to a group of outside investors. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the second quarter of 2008 and as a result of our merger with Mid-America, we sold a legacy Pinnacle branch and a legacy Mid-America branch for a combined net gain of $1.0 million. These branch divestures were related to facilities only and did not include any financial assets or deposit accounts.
Also included in other noninterest income is $262,000 and $763,000 for the three and nine months ended September 30, 2008, respectively, in fees we receive when we originate an interest rate swap transaction between an individual commercial borrower and a third party provider. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment. We also increased the value of our bank-owned life insurance by $225,000 during the third quarter of 2008 when compared to the $132,000 during the third quarter of 2007 and $895,000 during the first nine months of 2008 when compared to $403,000 during the first nine months of 2007. This was due primarily to the purchase of $18 million in new bank owned life insurance policies during the fourth quarter of 2007.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2008 compared to 2007 due primarily to the merger with Mid-America and increased volumes from new customers.

Noninterest Expense. Noninterest expense consists of compensation and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three months ended		2008-2007	Nine months ended		2008-2007
	September 30,		Percent	September 30,		Percent
			Increase			Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Noninterest expense:
Compensation and employee benefits:
Salaries	$7,143	$6,042	18.2%	$23,365	$17,215	35.7%
Commissions	732	456	60.5%	1,989	1,246	59.6%
Other compensation, primarily incentives	2,821	1,154	144.5%	6,952	3,389	105.1%
Employee benefits and other	2,317	1,455	52.2%	7,076	4,317	63.9%

Total compensation and employee benefits	13,013	9,107	42.9%	39,382	26,167	50.5%

Equipment and occupancy	3,732	2,632	41.8%	11,235	7,210	55.8%
Marketing and business development	381	375	1.6%	1,235	1,057	16.8%
Postage and supplies	762	474	60.8%	2,253	1,453	55.1%
Amortization of intangibles	788	516	52.7%	2,312	1,547	49.5%
Other noninterest expense:
Other real estate	95	—	—	285	—	-
Professional fees	428	452	-5.3%	831	1,090	-23.8%
Legal, including borrower-related charges	296	85	248.2%	606	308	96.8%
Directors’ fees	134	64	109.4%	373	182	104.9%
Insurance, including FDIC assessments	712	380	87.4%	2,215	1,032	114.6%
Contributions	87	95	-8.4%	387	286	35.3%
Other noninterest expense	1,733	930	86.3%	5,159	2,386	116.2%

Total other noninterest expense	3,485	2,006	73.7%	9,856	5,283	86.5%

Merger related expense	1,165	—	—	5,620	—	-

Total noninterest expense	$23,326	$15,110	54.4%	$71,893	$42,718	68.3%

Expenses have generally increased between the above periods due to our merger with Mid-America, personnel additions occurring throughout each period, the continued development of our branch network, including our Knoxville expansion, and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches and other expenses which tend to increase in relation to our growth. Additionally, for the three months ended September 30, 2008 and 2007, approximately $691,000 and $451,000, respectively, and for the nine months ended September 30, 2008 and 2007, approximately $1.7 million and $1.5 million, respectively, of compensation expense related to stock options and restricted share awards is included in other incentive compensation expense.
At September 30, 2008, we employed 723.0 full-time equivalent employees compared to 450.5 at September 30, 2007. We intend to continue to add employees in both the Nashville and Knoxville markets to our work force for the foreseeable future, which will cause our salary costs to increase in future periods.
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
Included in the salary and employee benefits amounts for the three months ended September 30, 2008 and 2007, were $958,000 and $503,000, respectively, and for the nine months ended September 30, 2008 and 2007, were $3.8 million and $1.7 million, respectively, of variable cash awards expense. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. Based on our current earnings forecast for 2008, considering the results of the nine months ended September 30, 2008, we have anticipated a cash award to qualifying associates equal to 75% of their targeted award and consequently we have recorded incentive expense of 75% of the targeted award for the first nine months of 2008. We will continue to review our anticipated 2008 cash incentive expense throughout 2008 and may increase or decrease the anticipated award above or below the 75% target percentage at September 30, 2008 based on the new estimate. For the nine months ended September 30, 2007, the anticipated award to be paid to associates equaled 30-40% of their targeted award.
Equipment and occupancy expenses in the third quarter of 2008 were greater than the third quarter of 2007 amount by 41.8%. This increase is primarily attributable to our market expansion to Knoxville, Tennessee which began in the second quarter of 2007, our new branch facility in the Donelson area of Nashville, which opened late in the first quarter of 2007, and a full quarter of expenses associated with the 11 Mid-America branches which were acquired on November 30, 2007. These additions contributed to the increase in our equipment and occupancy expenses between the two periods. We expect increases in these expenses in the future as we construct new facilities, including new facilities currently planned in both the Nashville and Knoxville MSAs.
Included in noninterest expense is amortization of the core deposit intangible. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits. Amortization expense associated with these core deposit intangibles will approximate $2.5 million to $2.9 million per year for the next five years with lesser amounts for the remaining years. Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $30,000 during the three months ended September 30, 2008.
Additionally, for the nine months ended September 30, 2008, we incurred $5.6 million of merger related expense directly associated with the Mid-America merger. The merger related charges consisted of integration costs incurred in connection with the merger, including approximately $3.5 million of retention bonuses payable to Mid-America associates, $999,000 in conversion-related incentive payments and other personnel costs, $737,000 in information technology conversion costs and $416,000 in other integration charges. We anticipate additional merger related expenses associated with the Mid-America transaction in 2008 of approximately $1.5 million.
Other noninterest expenses increased 73.7% in the third quarter of 2008 when compared to 2007 and 116.2% in the first nine months of 2008 over 2007. Most of these increases are attributable to increased insurance and other noninterest expenses which include incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses, the Visa litigation and other items which have increased significantly as a result of the Mid-America merger.
Recently, the Federal Deposit Insurance Corporation (FDIC) finalized its deposit insurance assessment rates for 2009. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be significantly higher for all insured depository institutions. We anticipate our insurance costs to increase 100% in 2009 as our deposit assessment rate will increase from approximately 5 basis points of our deposits to approximately 10 basis points.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.53% for the third quarter of 2008 compared to 62.20% in the third quarter 2007 and 64.80% for the first nine months of 2008 compared to 61.37% in 2007. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. These calculations include the impact of approximately $1.2 million and $5.6 million in Mid-America pre-tax merger related expenses incurred during the three and nine months ended September 30, 2008, respectively.

Financial Condition
Total assets grew to $4.34 billion at September 30, 2008 from $3.79 billion at December 31, 2007, an increase of 14.3%.
Loans. The composition of loans at September 30, 2008 and at December 31, 2007 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$907,290	28.3%	$710,546	25.9%
Consumer real estate — Mortgage	631,460	19.7%	539,768	19.6%
Construction and land development	651,803	20.4%	582,959	21.2%
Commercial and industrial	924,753	28.9%	794,419	28.9%
Consumer and other loans	87,603	2.7%	121,949	4.4%

Total loans	$3,202,909	100.0%	$2,749,641	100.0%

Although the allocation of our loan portfolio did not change significantly during the nine months ended September 30, 2008 when compared to December 31, 2007, we did experience an increase of 27.7% in the commercial real estate classification. We continue to have loan demand for our commercial real estate and construction lending products, and we will continue to pursue sound, prudently underwritten real estate lending opportunities. Because these types of loans require that we maintain effective credit and construction monitoring systems, we have increased our resources in this area. We believe we can effectively manage this area of exposure due to our strategic focus of hiring experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market. Loan balances at December 31, 2007 have been reclassified to be consistent with the September 30, 2008 classification.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at September 30, 2008 and December 31, 2007 (dollars in thousands):

	At September 30, 2008
	Outstanding
	Principal	Unfunded		Total Exposure at
	Balances	Commitments	Total exposure	December 31, 2007
Lessors of nonresidential buildings	$317,943	$59,078	$377,021	$249,959
Lessors of residential buildings	122,211	14,341	136,552	135,413
Land subdividers	218,903	84,389	303,292	283,327
New housing operative builders	195,558	69,131	264,689	269,744
Trucking industry	80,386	24,081	104,467	109,118
New single family housing construction	53,259	16,892	70,151	104,980

The following table classifies our fixed and variable rate loans at September 30, 2008 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2008
	Fixed	Variable		At September 30,	At December 31,
	Rates	Rates	Totals	2008	2007
Based on contractual maturity:
Due within one year	$212,982	$1,137,283	$1,350,265	42.2%	44.5%
Due in one year to five years	833,984	397,456	1,231,440	38.4%	39.9%
Due after five years	140,524	480,680	621,204	19.4%	15.6%

Totals	$1,187,490	$2,015,419	$3,202,909	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,352,622	$1,352,622	42.2%	40.0%
Due within one year	212,982	542,193	755,175	23.6%	21.2%
Due in one year to five years	833,984	111,442	945,426	29.5%	32.4%
Due after five years	140,524	9,162	149,686	4.7%	6.4%

Totals	$1,187,490	$2,015,419	$3,202,909	100.0%	100.0%

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
At September 30, 2008 we had $29.9 million in nonperforming assets compared to $21.4 at December 31, 2007, a 40.0% increase. A significant contributor to this increase is a weaker housing sector. Although we believe the weakness in the Nashville and Knoxville housing sectors have not been as severe as many other areas of our country, we have noted weakness with respect to several specific clients who focus on residential construction and residential land development within our trade areas.
The Greater Nashville Association of Realtors (“GNAR”) reported that the average median residential home price for the quarter ended September 30, 2008 was $169,900, a decrease of 6.8% from the same quarter a year earlier. GNAR also reported that the number of residential inventory at September 30, 2008 was 15,100 homes, an increase of 1.9% from a year earlier. These statistics reflect a weaker housing market compared to the previous year.
We continue to bank several clients in these businesses who continue to prosper, however an extended recessionary period will likely cause our residential construction and land development loans to underperform and our nonperforming assets to increase. Given we are approaching the time of the year when residential home sales are weakest, we believe our nonperforming asset levels will remain elevated for at least the next several quarters as we work diligently to remediate these assets.
As a result, we have increased our focus over the last year on the residential construction and residential development areas by assigning senior executives and bankers to these portfolios. These individuals meet frequently to discuss the performance of the portfolio and specific relationships with obvious emphasis on the underperforming assets. Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term. We have reappraised many nonperforming assets to ascertain appropriate valuations and we continue to systematically review these valuations as new data is received.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2008, we had $17.7 million in loans on nonaccrual compared to $19.7 million at December 31, 2007, of which $12.0 million and $10.2 million, respectively, were residential construction and land development loans. The decrease in nonperforming loans between September 30, 2008 and December 31, 2007 was primarily related to the foreclosure of certain nonperforming loans and the subsequent transfer of those balances to other real estate owned.
At September 30, 2008, we owned $12.1 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $1.7 million at December 31, 2007. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which we believe we have adequate collateral. Substantially all of these assets are located within the Nashville MSA.
There were $3.2 million of other loans 90 past due and still accruing interest at September 30, 2008 compared to $1.61 million at December 31, 2007. At September 30, 2008 and at December 31, 2007, no loans were deemed to be restructured loans.
The following table is a summary of our nonperforming assets at September 30, 2008 and December 31, 2007 (dollars in thousands):

	At September 30,	At December 31,
	2008	2007
Nonaccrual loans (1)	$17,743	$19,677
Restructured loans	—	—
Other real estate owned	12,143	1,673

Total nonperforming assets	29,885	21,350
Accruing loans past due 90 days or more	3,241	1,613

Total nonperforming assets and accruing loans past due 90 days or more	$33,126	$22,963

Total loans outstanding	$3,202,909	$2,749,641

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	1.03%	0.84%

Ratio of nonperforming assets and accruing loans past 90 days or more to total allowance for loan losses at end of period	95.08%	80.66%

(1)	Interest income that would have been recorded during the nine months ended September 30, 2008 related to nonaccrual loans was $794,000.
Potential problem assets, which are not included in nonperforming assets, amounted to approximately $26.6 million or 0.83% of total loans outstanding at September 30, 2008 compared to $15.3 million or 0.56% at December 31, 2007. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.
Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of September 30, 2008 and December 31, 2007, our allowance for loan losses was $34.8 million and $28.5 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Estimates” above.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months
	ended	Year ended
	September 30,	December 31,
	2008	2007
Balance at beginning of period	$28,470	$16,118
Provision for loan losses	7,503	4,720
Allowance from Mid-America acquisition	—	8,695
Charged-off loans:
Commercial real estate — Mortgage	(56)	(22)
Consumer real estate — Mortgage	(626)	(364)
Construction and land development	(528)	(271)
Commercial and industrial	(513)	(326)
Consumer and other loans	(719)	(359)

Total charged-off loans	(2,442)	(1,342)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	418	—
Consumer real estate — Mortgage	2	125
Construction and land development	34	1
Commercial and industrial	618	51
Consumer and other loans	237	102

Total recoveries of previously charged-off loans	1,309	279

Net (charge-offs) recoveries	(1,133)	(1,063)

Balance at end of period	$34,840	$28,470

Ratio of allowance for loan losses to total loans outstanding at end of period	1.09%	1.04%

Ratio of net charge-offs (*) to average loans outstanding for the period	0.05%	0.06%

(*) Net charge-offs for the nine months ended September 30, 2008 have been annualized.
As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance increased by $6.4 million between September 30, 2008 and December 31, 2007 and the ratio of our allowance for loan losses to total loans outstanding increased to 1.09% at September 30, 2008 from 1.04% at December 31, 2007.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $628.8 million and $522.7 million at September 30, 2008 and December 31, 2007, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at September 30, 2008 follows:

September 30, 2008
Weighted average life	5.1 years
Weighted average coupon	5.137%
Tax equivalent yield	5.077%

Deposits and Other Borrowings. We had approximately $3.30 billion of deposits at September 30, 2008 compared to $2.93 billion at December 31, 2007. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $198.8 million at September 30, 2008 and $156.1 million at December 31, 2007. Additionally, at September 30, 2008, we had borrowed $188.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $92.8 million at December 31, 2007.
Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,		December 31,
	2008	Percent	2007	Percent
Core funding:
Noninterest-bearing deposit accounts	$457,543	12.1%	$400,120	12.0%
Interest-bearing demand accounts	331,707	8.7%	410,661	12.4%
Savings and money market accounts	677,367	17.8%	742,354	22.5%
Time deposit accounts less than $100,000	465,746	12.3%	371,881	11.3%

Total core funding	1,932,363	50.9%	1,925,016	58.2%

Non-core funding:
Time deposit accounts greater than $100,000
Public funds	321,661	8.4%	104,902	3.2%
Brokered deposits	460,436	12.1%	163,188	4.9%
Other time deposits	580,703	15.3%	732,213	22.2%
Securities sold under agreements to repurchase	198,807	5.2%	156,071	4.7%
Federal Home Loan Bank advances and Federal funds purchased	207,239	5.5%	141,666	4.3%
Subordinated debt	97,476	2.6%	82,476	2.5%

Total non-core funding	1,866,322	49.1%	1,380,516	41.8%

Totals	$3,798,685	100.0%	$3,305,532	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. As noted in the table above, our core funding decreased from 58.2% at December 31, 2007 to 50.9% at September 30, 2008. Although growing our core deposit base is a key strategic objective of our firm, we believe that our dependence on non-core funding will increase, but remain within our policies, as we continue to fund the rapid growth of our loan portfolio.
The amount of time deposits as of September 30, 2008 amounted to $1.8 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$170,096	3.05%
Over three but less than six months	117,025	3.34%
Over six but less than twelve months	121,145	3.33%
Over twelve months	57,480	3.96%

	465,746	3.31%

Denomination $100,000 and greater
Three months or less	538,761	2.73%
Over three but less than six months	252,320	3.53%
Over six but less than twelve months	383,711	3.71%
Over twelve months	188,008	4.19%

	1,362,800	3.35%

Totals	$1,828,546	3.34%

Subordinated debt. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. Our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.633% at September 30, 2008) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.412% at September 30, 2008) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.669% at September 30, 2008) which is set each quarter and matures on September 30, 2037.
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
The Subordinated Debentures are unsecured; bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities; and mature on the same dates as those noted above for the Trust Preferred Securities. Interest is payable quarterly. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares will be restricted.
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
At September 30, 2008, we had a loan agreement related to a $25 million line of credit with a regional bank. This line of credit will be used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at September 30, 2008 was $18 million. The $25 million line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 125 basis points.
On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan will bear interest at three month Libor plus 3.5%, mature in seven years and will qualify as Tier 2 capital for regulatory capital purposes. This additional capital will be utilized to support our anticipated growth.
Capital Resources. At September 30, 2008 and December 31, 2007, our stockholders’ equity amounted to $512.6 million and $466.6 million, respectively, or an increase of $46.0 million. This increase was primarily attributable to $20.0 million in comprehensive income, which was composed of $22.8 million in net income together with $2.8 million of net unrealized holding losses associated with our available-for-sale portfolio. Additionally, during the third quarter of 2008, we received $21.5 million in proceeds from the sale of our common stock.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under Federal banking laws and the regulations of the Office of the Comptroller of the Currency. During the nine months ended September 30, 2008, Pinnacle National paid $2.7 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities and the laws of the State of Tennessee. Pinnacle Financial has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.
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
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at September 30, 2008.
Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 300 basis point change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent from the base case; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 10 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at September 30, 2008.
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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designed as hedging instruments. At September 30, 2008 and December 31, 2007, we had not entered into any other derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2008, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $188.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates
2008	$15,000	5.04%
2009	15,000	5.01%
2010	57,410	3.56%
2012	30,000	3.51%
Thereafter	71,106	2.90%

Total	$188,516

Weighted average interest rate		3.53%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. Although there were no amounts outstanding under these agreements at September 30, 2008, for the nine months ended September 30, 2008, we averaged borrowings from correspondent banks of $18.3 million under such agreements.
At September 30, 2008, brokered certificates of deposit approximated $460.4 million which represented 12.1% of total fundings compared to $163.2 million and 4.9% at December 31, 2007. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At September 30, 2008, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including recently entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.
Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At September 30, 2008, we had outstanding standby letters of credit of $93.4 million and unfunded loan commitments outstanding of $954.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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
Recently Adopted Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date), not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial adopted SFAS No. 157 effective January 1, 2008.
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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the three and nine month periods ended September 30, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations.
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:
Pinnacle Financial may apply for participation in the United States Treasury’s Capital Purchase Program.
Pinnacle Financial is considering whether to participate in the United States Treasury’s Capital Purchase Program, but Pinnacle Financial can give no assurance that it will ultimately request to participate in the program or, if it does request to participate, that it will be selected by the United States Treasury for participation. If Pinnacle Financial ultimately decides to participate and is selected for participation, it would sell preferred shares to the United States Treasury. The minimum amount of preferred stock sold would be approximately $35.0 million and the maximum amount would be approximately $105.0 million, based on Pinnacle Financial’s risk-weighted assets as of September 30, 2008. The preferred shares issued to the United States Treasury would be senior to Pinnacle Financial’s common shares and the holders of the preferred shares would have certain rights and preferences above those of the holders of Pinnacle Financial’s common shares. In addition, Pinnacle Financial, if it elects to participate, will be required to issue warrants to purchase shares of its common stock to the United States Treasury equal to 15% of the value of the preferred shares issued based on the trailing 20-day trading average for Pinnacle Financial’s common stock at the closing date of the investment. The common shares issued upon exercise of these warrants would dilute the ownership interest of Pinnacle Financial’s existing common stock shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable

(c)	The Company did not repurchase any shares of the Company’s common stock during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
November 6, 2008	M. Terry Turner President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
November 6, 2008	Chief Financial Officer