Form 10-K
period 2008-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2009-02-19
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-31225

(Exact name of registrant as specified in charter)

Tennessee	62-1812853

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

211 Commerce Street, Suite 300, Nashville, Tennessee	37201

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 744-3700
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Common Stock, par value $1.00	Nasdaq Global Select Market
     Securities registered to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $421,537,320 as of June 30, 2008.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 23,996,927 shares of common stock as of January 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 21, 2009, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) the inability of Pinnacle Financial to continue to grow its loan portfolio at historic rates in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, (iv) increased competition with other financial institutions, (v) deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, (vi) rapid fluctuations or unanticipated changes in interest rates, (vii) the development of any new market other than Nashville or Knoxville, (viii) a merger or acquisition, (ix) any activity in the capital markets that would cause Pinnacle Financial to conclude that there was impairment of any asset including intangible assets and (x) changes in state and Federal legislation, regulations or policies applicable to Banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.
PART I
Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc., which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries. References herein to the fiscal years 2004, 2005, 2006, 2007 and 2008 mean our fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.
ITEM 1. BUSINESS
OVERVIEW
Pinnacle Financial Partners is Tennessee’s second-largest bank holding company, with $4.8 billion in assets as of December, 31, 2008. Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle National and owns 100% of the capital stock of Pinnacle National. The firm started operations on October 27, 2000, with one office in Nashville, Tenn., and has since grown to 33 offices, including 31 in eight rapidly growing Middle Tennessee counties. The firm also has two offices in Knoxville, Tenn., the state’s third-largest banking market, and plans to expand to a total of five offices in Knoxville by the end of 2010.
The firm operates as a community bank primarily in urban markets. As an urban community bank, Pinnacle provides the personalized service most often associated with small community banks, while offering the sophisticated products and services, such as investments and treasury management, more typically offered by large regional and national banks. This approach has enabled Pinnacle Financial to move clients from the three vulnerable regional and national banks that, despite significant market share losses over the last eight years, still possess more than 45% market share in the Nashville MSA. As a result, in less than ten years, Pinnacle has grown to the fourth largest market share in this desirable market.
Withstanding Market Turbulence
Despite the turbulence in financial markets and the financial services industry, Pinnacle’s credit quality measures continue to outperform those of its primary competitors in the Nashville MSA. Pinnacle attributes this historical performance to sound credit policy, as well as its approach of hiring the best financial services professionals in the market. Hiring only experienced lenders with large client followings has enabled Pinnacle to further its growth without experiencing significant credit quality related losses like many other financial institutions of similar size or that operate in Pinnacle’s market areas.
Pinnacle also believes that its markets are in good position to weather the national economic downturn. While the local Nashville and Knoxville economies are not as robust as in previous periods, as residential real estate construction and development continues to soften in both the Nashville and Knoxville MSAs, we believe these markets will perform well in comparison to other United States markets of similar size.
Growth through Acquisition and Successful Integration
In 2007, Pinnacle acquired Mid-America Bancshares Inc. (“Mid-America”), a $1.12 billion, two-bank holding company with 14 offices in rapidly growing counties within the Nashville MSA that complemented Pinnacle’s existing footprint. Mid-America was the parent of PrimeTrust Bank and Bank of the South, both of which had a growth rate in the top 10 in the country for banks chartered in 2001. The acquisition closed on November 30, 2007, and Pinnacle integrated operations of PrimeTrust and Bank of the South into Pinnacle National on February 29, 2008. We believe we successfully integrated PrimeTrust and Bank of the South as a result of:
1.	Achievement of all major integration milestones on time,

2.	Achievement of the financial synergies that were proposed at the time the Mid-America transaction was announced,

3.	No degradation in service quality as measured by internal client surveys, and

4.	Continued loan growth for the combined firm at rates exceeding those of the previous period.
This experience with the Mid-America merger mirrors the successful integration in 2006 of Cavalry Bancorp, Inc. (“Cavalry”). Cavalry was a one-bank holding company headquartered in Rutherford County, one of the fastest growing counties in Tennessee at the time of the acquisition. In that acquisition, we met synergy targets and achieved all major milestones while significantly increasing market share. Furthermore, we do not believe we have lost, or will lose, any significant revenue producers or clients as a result of the Mid-America integration.
On July 2, 2008, we announced the merger of Murfreesboro, Tenn. based Beach & Gentry Insurance LLC (Beach & Gentry). Beach & Gentry merged with Miller & Loughry Insurance Services Inc. The combined company took the name Miller Loughry Beach Insurance Services, Inc. and has consolidated offices in Pinnacle Financial’s offices in Murfreesboro.
Opportunity. We believe there are major trends in the Nashville and Knoxville MSA’s that strengthen our strategic market position as a locally-managed community bank:
•	Clients generally perceive that service levels at large banks are declining. We believe this is largely attributable to cost savings initiatives and/or merger-related integration issues resulting from consolidation in the bank and brokerage industries. Additionally, business owners want a reliable point of contact that is knowledgeable about their business and the financial products and services that are important to the success of their business. Nashville is dominated by three large regional bank holding companies that are headquartered elsewhere, each of whom is experiencing declining market share trends in the Nashville market over the last eight years; and

•	There is significant growth in the demand for convenient access to financial services, particularly through ATMs, telephone banking, remote deposit capture and Internet banking. We have developed best-in-class products and services in these areas, including free ATM usage and a comprehensive Internet banking suite of products.
Our primary market segments, which are small businesses with annual sales from $1 million to $50 million, real estate professionals and consumers that are not price-based shoppers, are more likely to be disaffected by the banking industry’s perceived decline in customer service and lack of financial product sophistication. To overcome these client perceptions and attract business from these market segments, our approach is to hire only seasoned professionals, from both the banking and brokerage industries, and strategically design our banking, investment and insurance products to meet the expected needs of our targeted market segments. As an example, we consider our consumer brokerage and corporate treasury management products to be at least at parity with the large regional banks that dominate our target segment in the Nashville and Knoxville markets. Our advantage is that we have both the sophisticated product offering and the exceptional service level provided by local financial advisors working hand-in-hand with the client on an ongoing basis. Accordingly, our marketing philosophy is centered on delivering exceptional service and effective financial advice through highly trained personnel who understand and care about the broad financial needs and objectives of our clients.
Business Strategies. To carry out our marketing philosophy, our specific business strategies have been and will continue to be:
•	Hire and retain highly experienced and qualified banking and financial professionals with successful track records and, for client contact personnel, established books of business with small businesses, real estate professionals and affluent households within the Nashville and Knoxville MSAs. On average, our senior client contact associates have in excess of 20 years experience in their local market. We have also achieved an annual associate retention rate of approximately 90 percent. We believe we will continue to experience success in attracting more market-best associates to our firm as well as retaining our highly experienced and successful group of associates. Our compensation has traditionally included cash incentives and equity based awards to all associates to facilitate this employment philosophy and our compensation expense has traditionally been higher than our peers as a result.

•	Provide individualized attention with consistent, local decision-making authority and capitalize on customer dissatisfaction that we believe exists and has been caused by what we believe to be our competitors’ less than satisfactory response to the financial needs of today’s sophisticated consumers and small- to medium-sized businesses. Since we began our company, we have historically surveyed our customers on numerous matters related to their relationship with us. Better than 97 percent of these surveys indicate that Pinnacle is recognizably better than our competitors.

•	Offer a full line of financial services to include traditional depository and credit products, as well as sophisticated investment, trust and insurance products and services. Brokerage products are offered through dual employees licensed by Raymond James Financial Services. As of December 31, 2008, Pinnacle National’s brokerage division, Pinnacle Asset Management, had accumulated approximately $686 million in brokerage assets and in 2008 and 2007, was the top producer among Raymond James Financial Services branches nationwide. Additionally, our trust department had accumulated approximately $588 million in trust assets under management at December 31, 2008. We use our trust department, Pinnacle Asset Management and our insurance agency subsidiary, Miller Loughry and Beach Insurance Services, Inc., to provide a broad array of sophisticated and convenient investment and insurance products and services.

•	Offer extraordinary convenience by building a distribution system with online banking, telephone banking, remote deposit services and global access to ATMs to provide options for clients to access financial services 24/7.
We believe our business strategies allow us to effectively distinguish ourselves from other financial institutions operating within the Nashville and Knoxville MSAs and successfully attract and retain business relationships with small businesses and affluent households.
Market Area. Our markets of Nashville and Knoxville are two of the top three banking market areas in Tennessee.
Nashville MSA
The Nashville MSA, Pinnacle’s primary market area, includes Davidson County and twelve surrounding counties. This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of 1.5 million people. For Pinnacle, we concentrate our market efforts on Davidson, Rutherford, Williamson, Sumner, Wilson, Cheatham, Dickson and Bedford counties which represent 90% of the Nashville MSA’s population base and 93.6% of the deposit base (based on June 30, 2008 FDIC information).
Nashville is the capitol of Tennessee and an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors. Nashville is frequently recognized as one of America’s top cities.
▪	In 2008, Forbes magazine ranked Nashville among the “Best Places for Business and Careers” based on job and income growth, as well as migration trends.

▪	In December 2008, Marketwatch.com ranked Nashville No. 8 nationally in its Top 10 Cities for Business ranking because of Nashville’s robust industry sectors.

▪	In 2008, Nashville ranked among the top 100 places in live in America based on education, employment, economy, crime, parks, recreation and housing.

▪	In its Best Cities for Relocating Families ranking, Primacy ranked Nashville No. 20 nationally among large market cities based on factors such as home prices, appreciation rates and property taxes.

▪	In November 2008, Site Selection, an Atlanta-based magazine that annually ranks states’ attractiveness to investors, placed Tennessee in second place as to investor attractiveness.
Over the last few years, the Nashville area has been chosen by such companies as Louisiana Pacific, Nissan North America, CareMark and Dell to relocate their U.S. headquarters or to significantly expand their operations.
Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises such as Vanderbilt University and Medical Center, HCA Inc., Saturn Corporation and Nissan Motor Manufacturing Corporation USA. Also, there are currently more than 300 healthcare companies in the Nashville area.
We anticipate that Nashville will continue to attract businesses due to the relatively low cost of doing business here and the presence of a well-trained labor force, which in turn, should increase the demand for depository and lending services within our market at a pace faster than national averages. In comparing Nashville MSA deposits as of June 30, 2007 to those at June 30, 2008, the Nashville MSA deposits were $972 million higher in 2008 than in 2007, which reflects a 3.2% growth rate.
Knoxville MSA
The Knoxville MSA, where Pinnacle established its de novo presence in 2007, includes five counties with a total population of 682,000 in 2007. According to a Labor Market Assessment of the Greater Knoxville Region conducted for the Knoxville Area Chamber Partnership in 2006, the area’s population is growing faster than the state or national growth rates. The study indicates the population is projected to increase by 5.8%, compared to 4.3% for Tennessee and 4.8% nationally, between 2006 and 2011. In 2008, Primacy ranked Knoxville No. 4 among middle market cities based on factors such as home prices, appreciation rates and property taxes.
The business climate in the Knoxville MSA has earned the area a reputation for being a good choice for relocation. For instance, Expansion Management magazine named the Knoxville metropolitan area 3rd among all mid-sized cities in the nation in its annual “Best Metro for Business and Expansion” 2007 competition, and in 2008 Forbes ranked Knoxville No. 10 in its ranking of Best Places for Business and Careers.
Among the leading companies that have relocated significant operations to the Knoxville area are Brinks Home Security, SYSCO Corporation, Reily Foods and Exedy America. The area was already home to corporate headquarters such as Panasonic Electronic Devices, Regal Corp., Scripps Networks, Sea Ray Boats, Pilot Oil, Ruby Tuesday and the Tennessee Valley Authority.
The region is also home to the University of Tennessee flagship campus and Oak Ridge National Laboratory and Y-12 National Security Complex. These institutions should help to continue to spur growth in the Knoxville MSA.
Competitive Conditions. The Nashville MSA banking market is very competitive, with 59 financial institutions with over $31.4 billion in deposits in the market as of June 30, 2008, up from approximately $30.6 billion at June 30, 2007 according to FDIC data. As of June 30, 2008, approximately 65.2% of this deposit base was controlled by large, multi-state banks headquartered outside of Nashville, which included the following six banks, Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), First Horizon (headquartered in Memphis, Tennessee), US Bancorp (headquartered in Milwaukee, Wisconsin), SunTrust (headquartered in Atlanta, Georgia), and Fifth Third (headquartered in Cincinnati, Ohio). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank, First American National Bank, and AmSouth Bank), Bank of America and SunTrust (including the acquired National Bank of Commerce) declined from 67.3% to 45.5% since June 30, 1997. Pinnacle, on the other hand, after only eight years of operations, now holds the No. 4 market share position in the Nashville MSA immediately behind the three vulnerable out-of-state banks.
The Knoxville MSA banking market is also very competitive, with 43 financial institutions with over $11.1 billion in deposits in the market as of June 30, 2008. According to FDIC data, bank and thrift deposits in the Knoxville MSA grew from approximately $10.1 billion at June 30, 1996 to more than $11.1 billion at June 30, 2008. As of June 30, 2008, approximately 66.8% of this deposit base was controlled by large, multi-state banks headquartered outside of Knoxville, which included the following four banks, Regions Financial (headquartered in Birmingham, Alabama), First Horizon (headquartered in Memphis, Tennessee), Branch Banking and Trust (headquartered in Winston-Salem, North Carolina), and SunTrust (headquartered in Atlanta, Georgia). According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of Regions Financial (including the acquired Union Planters National Bank, First American National Bank, and AmSouth Bank), First Horizon and SunTrust (including the acquired National Bank of Commerce) declined from 66.3% to 54.6% since June 30, 1997.

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
Employees
As of Feb. 13, 2009, we employed 729 associates, including 700 full-time associates. We believe these associates are Pinnacle’s most important asset and are the reason the firm continues to outpace growth rates of similar institutions. We consider our relationship with all associates to be excellent. This is supported by the fact that for the sixth consecutive year, Pinnacle was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees. The selection is based on a survey of associates.
We are also one of a relatively small number of financial firms in the country that provide equity-based compensation for all associates via a broad-based equity incentive plan. We believe this broad-based equity incentive plan directly aligns our employee base with our shareholders, and that our associates have become even more engaged in the creation of shareholder value over the intermediate- and long-terms. Information concerning these plans is included in the “Notes to the Consolidated Financial Statements.”
Additionally, all of our non-commission based employees participate in the same annual cash incentive plan as our senior officers whereby they receive a certain percentage of their annual base salary should the firm meet certain soundness and earnings targets for the year. Information concerning this plan is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2008, we were able to loan any one borrower a maximum amount equal to approximately $63.7 million plus an additional $42.5 million, or a total of approximately $106.2 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as our bank subsidiary’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or other reasons. In addition to these regulatory limits, Pinnacle National currently imposes upon itself an internal lending limit of $22 million, which is less than the prescribed legal lending limit.

The principal economic risk associated with each category of loans that Pinnacle National expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees. Many of Pinnacle National’s commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. We also have a meaningful investment in residential construction and land acquisition and development loans. The weakness in the economy has impacted this industry significantly. During periods of economic weakness, like those currently being experienced, these businesses may be more adversely affected than larger enterprises, and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.
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
Investment Securities
In addition to loans, Pinnacle National has investments primarily in obligations of the United States government, obligations guaranteed as to principal and interest by the United States government and other securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The executive committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle National’s asset liability management policy as set by the board of directors.
Asset and Liability Management
Our Asset Liability Management Committee (“ALCO”), composed of senior managers of Pinnacle National, manages Pinnacle National’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle National’s board of directors has adopted. ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities. The executive committee of the board of directors oversees the ALCO function on an ongoing basis.
Deposit Services
Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are residents and businesses located in the Nashville and Knoxville MSAs. Pinnacle National generally obtains these deposits through personal solicitation by its officers and directors and generally does not employ general media advertising for deposit generation. We also utilize non-core deposits as a significant funding source for our growth. These non-core deposit sources primarily include brokered certificates of deposits and public funds.
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
Pinnacle National also maintains a trust department which provides fiduciary and investment management services for individual and commercial clients. Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody. Pinnacle Financial has also established Pinnacle Advisory Services, Inc., a registered investment advisor, to provide investment advisory services to its clients. Additionally, Miller Loughry Beach Insurance Services, Inc., a wholly-owned subsidiary of Pinnacle National provides insurance products, particularly in the property and casualty area, to its clients.
Other Banking Services
Given client demand for increased convenience in accessing banking and investment services, Pinnacle National also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle National is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle National, in contrast to its regional competitors, reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network, providing greater convenience as compared to these competitors.
Pinnacle National also offers its targeted commercial clients remote deposit services, which allow electronic deposits to be made from the client’s place of business.
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

SUPERVISION AND REGULATION
Both Pinnacle Financial and Pinnacle National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial’s and Pinnacle National’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. The following discussion describes the material elements of the regulatory framework which currently apply. However, Congress and the executive branch are likely to consider significant new regulatory reform initiatives in the near future, which could result in material changes to the current oversight structure.
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
Participation in the Capital Purchase Program of the Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act (“ESSA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by ESSA, the U.S. Department of the Treasury established a capital purchase program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On December 12, 2008, Pinnacle Financial sold 95,000 shares of Series A preferred stock and warrants to acquire 534,910 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $95 million. As a result of Pinnacle Financial’s participation in the CPP, Pinnacle Financial has agreed to certain limitations on executive compensation. For as long as the U.S. Treasury owns any debt or equity securities of Pinnacle Financial issued in connection with the TARP capital purchase program, Pinnacle Financial will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of the Emergency Economic Stabilization Act of 2008, and the regulations issued and in effect thereunder as of the closing date of the sale of the preferred shares to the United States Treasury. This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by Pinnacle Financial in connection with the TARP capital purchase program, Pinnacle Financial must:
•	Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of Pinnacle Financial;

•	Implement a required clawback of any bonus or incentive compensation paid to Pinnacle Financial’s senior executive officers based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate;

•	Not make any “golden parachute payment” (as defined in the Internal Revenue Code) to any of Pinnacle Financial’s senior executive officers; and

•	Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of Pinnacle Financial’s senior executive officers.
On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Pinnacle Financial, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Pinnacle National
We own one bank - Pinnacle National. Pinnacle National is a national bank chartered under the federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines Pinnacle National’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Pinnacle National’s deposits are insured by the FDIC to the maximum extent provided by law. Pinnacle National also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.
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
ESSA provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. Pinnacle Financial has elected to participate in the transaction account guarantee program, which expires on December 31, 2009, and the temporary debt guarantee program. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. Under the terms of the temporary debt guarantee program, Pinnacle Financial is eligible to issue prior to June 30, 2009 up to $18,000,000 of senior unsecured debt guaranteed by the FDIC until the earlier of the maturity of such debt or June 30, 2012. Such guaranteed debt would be subject to an annual assessment amount ranging from 50 to 100 basis points depending on its maturity date.
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
The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. The preferred stock that Pinnacle Financial sold to the U.S. Treasury in connection with the TARP capital purchase program qualifies as Tier 1 capital. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.
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
Information concerning our, and Pinnacle National’s, regulatory ratios at December 31, 2008 is included in the “Notes to the Consolidated Financial Statements.”
If our growth rate continues as anticipated, our assets will grow faster than our capital and our capital ratios will decline. Capital ratios could also decline as a result of asset quality deterioration. In order to maintain capital at Pinnacle National at appropriate levels, we may be required to incur borrowings or issue additional trust preferred or equity securities, the proceeds of which would be contributed to Pinnacle National.
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
An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2008, we believe Pinnacle National and our other banking subsidiaries in existence at that date would be considered “well capitalized” by their primary regulators.

Payment of Dividends
We are a legal entity separate and distinct from Pinnacle National. Over time, the principal source of our cash flow, including cash flow to pay dividends to our holders of trust preferred securities, holders of the Series A preferred stock we issued to the United States Treasury in connection with the CPP and to our common stock shareholders, will be dividends that Pinnacle National pays to us as its sole shareholder. Under Tennessee law, we are not permitted to pay dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our current and prospective capital, liquidity, and other needs.
In addition to the limitations on our ability to pay dividends under Tennessee law, our ability to pay dividends on our common stock is also limited by our participation in the CPP and by certain statutory or regulatory limitations. Prior to December 12, 2011, unless we have redeemed the Series A preferred stock issued to the U.S. Treasury in the CPP or the U.S. Treasury has transferred the Series A preferred stock to a third party, the consent of the U.S. Treasury must be received before we can declare or pay any dividend or make any distribution on our common stock. Furthermore, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we can not pay dividends on our common stock.
Statutory and regulatory limitations also apply to Pinnacle National’s payment of dividends to us. Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. As of December 31, 2008, Pinnacle National could pay dividends to us of $53.9 million without seeking prior regulatory approval. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity issuances instead of utilizing additional debt for such purpose. As a result, during 2008, Pinnacle National paid dividends to Pinnacle Financial of $5.0 million so that Pinnacle Financial could service its subordinated debt obligations.
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
Proposed Legislation and Regulatory Action
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
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
We may not be able to continue to expand into the Knoxville MSA in the time frame and at the levels that we currently expect and our projected expansion may continue to reduce our net income in 2009.
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
Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.
Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Our continued growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.
To continue to grow, we will need to provide sufficient capital to Pinnacle National through earnings generation, additional equity or trust preferred offerings or borrowed funds or any combination of these sources of funds. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. We recently received a $95 million preferred stock investment from the U.S. Treasury under the TARP capital purchase program. The terms of this investment provide incentives for us to replace this capital with other forms of Tier 1 capital from third parties as soon as practicable; however, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Additionally, our current plan involves increasing our branch network, which will require capital expenditures. Our expansion efforts will likely also require certain regulatory approvals. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.
We have a concentration of credit exposure to borrowers in certain industries and we also target small to medium-sized businesses.
At December 31, 2008, we had significant credit exposures to borrowers in the trucking industry; commercial and residential building lessors; new home builders and to land subdividers. All of these industries are experiencing adversity in the current recession and, as a result, the borrowers in these industries could become unable to perform their obligations under their existing loan agreements, which could cause our earnings to be negatively impacted, causing the value of our common stock to decline. Furthermore, any of our large credit exposures that deteriorate unexpectedly as a result of the recession could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.
Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized business. At December 31, 2008, our commercial and industrial loans accounted for almost 29% of our total loans. During periods of economic weakness, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this determination may occur quickly, which would adversely impact our results of operations and financial condition.
Our acquisitions have significantly increased our real estate construction and development loans, which have a greater credit risk than residential mortgage loans.
Following the acquisitions of Cavalry and Mid-America, construction and development lending is a more significant portion of Pinnacle Financial’s loan portfolio than it was prior to these acquisitions. The percentage of construction and land development loans in our bank subsidiaries’ portfolios were approximately 19.6% of total loans at December 31, 2008 compared to 21.2% at December 31, 2007, 16.9% at December 31, 2006 and 10.5% at December 31, 2005. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. Additionally, Pinnacle National may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects. Also, in the event of a continued general economic downturn in the construction industry, Pinnacle Financial’s results of operations may be adversely impacted and its net book value may be reduced.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. Because we are a relatively young organization, our allowance estimation may be less reflective of our historical loss experience than a more mature organization. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.
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
Noncore funding represents a large component of our funding base.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Cincinnati advances, Federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of Pinnacle Financial. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.
Brokered certificates of deposit have received scrutiny from regulators in recent months. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time. The pricing of these deposits are subject to the broader wholesale funding market and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in the less risky certificates of deposit or in the more risky debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds.
In recent months, the financial media has disclosed that the nation’s Federal Home Loan Bank (“FHLB”) system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB-Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including FHLB-Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions like Pinnacle Financial. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including Pinnacle National, this would place increased pressure on other wholesale funding sources.
We impose certain internal limits as to the absolute level of noncore funding we will incur on our balance sheet at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.
If the federal funds rate remains at current extremely low levels, our net interest margin, and consequently our net earnings, may continue to be negatively impacted.
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve’s federal funds rate (which is at an extremely low rate as a result of the current recession), we have experienced net interest margin compression throughout 2008. Because of these competitive pressures, we are unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. If the Federal Reserve’s federal funds rate remains at extremely low levels, our higher funding costs may negatively impact our net interest margin and results of operations.
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
Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact.
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
The Series A preferred stock impacts net income available to our common shareholders and our earnings per share.
As long as shares of our Series A preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred stock have been paid in full. Additionally, for so long as the Treasury owns shares of the Series A preferred stock, we are not permitted to pay cash dividends on our common stock without the Treasury’s consent. The dividends declared on shares of our Series A preferred stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series A Preferred Stock, may be dilutive to our earnings per share. The shares of our Series A preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up.
Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. To date, we have not paid any cash dividends on our common stock and we do not believe that we will consider paying dividends until Pinnacle National has reached a level of profitability appropriate to fund such dividends and support asset growth.
Holders of the Series A preferred stock have rights that are senior to those of our common shareholders.
The Series A preferred stock that we have issued to the Treasury is senior to our shares of common stock and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of our common stock. The Series A preferred stock will rank senior to our common stock and all other equity securities of ours designated as ranking junior to the Series A preferred stock. So long as any shares of the Series A preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. We and our subsidiaries also may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series A preferred stock for all prior dividend periods, other than in certain circumstances described more fully below. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

Holders of the Series A preferred stock may, under certain circumstances, have the right to elect two directors to our board of directors.
In the event that we fail to pay dividends on the Series A preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series A preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.
Holders of the Series A preferred stock have limited voting rights.
Except as otherwise required by law and in connection with the election of directors to our board of directors in the event that we fail to pay dividends on the Series A preferred stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Series A preferred stock have limited voting rights. So long as shares of the Series A preferred stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A preferred stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A preferred stock; (2) any amendment to the rights of the Series A preferred stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A preferred stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A preferred stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A preferred stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A preferred stock.
We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.
In order to maintain our capital at desired or regulatory-required levels or to replace existing capital such as our Series A preferred stock, we may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions.
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
If a change in control is delayed or prevented, the market price of our common stock could be negatively affected.
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
Pinnacle Financial has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2008, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial’s shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at December 31, 2008. Management’s report on internal control over financial reporting is included on page 56 of this Form 10-K and the report of our independent registered public accounting firm on internal control over financial reporting is included on page 58 of this Form 10-K. While our management did not identify any material weaknesses in our internal control over financial reporting at December 31, 2008, and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting which may cause the value of our common stock to decrease.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company’s executive offices are located at 211 Commerce Street, Suite 300, Nashville, Tennessee. The Company operates 33 banking locations throughout our market areas, of which for 9 locations the Company leases the land, the building or both. The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettesville, Smyrna and Shelbyville.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pinnacle Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “PNFP” and has traded on that market since July 3, 2006. Prior to that date, Pinnacle Financial’s common stock traded on the Nasdaq National Market and the Nasdaq SmallCap Market. The following table shows the high and low sales price information for Pinnacle Financial’s common stock for each quarter in 2008 and 2007 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low

2008:
First quarter	$26.75	$20.82
Second quarter	29.29	20.05
Third quarter	36.57	19.30
Fourth quarter	32.00	22.01
2007:
First quarter	$33.85	$29.40
Second quarter	31.48	28.27
Third quarter	31.31	21.62
Fourth quarter	30.93	24.85
As of January 31, 2009, Pinnacle Financial had approximately 10,000 shareholders of record.
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
Pinnacle Financial did not repurchase any shares of its common stock during the quarter ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

	2008	2007(1)	2006(2)	2005	2004
	(in thousands, except per share data, ratios and percentages)
Statement of Financial Condition Data:
Total assets	$4,754,075	$3,794,170	$2,142,187	$1,016,772	$727,139
Loans, net of unearned income	3,354,907	2,749,641	1,497,735	648,024	472,362
Allowance for loan losses	36,484	28,470	16,118	7,858	5,650
Total securities	849,781	522,685	346,494	279,080	208,170
Goodwill and core deposit intangibles	261,032	260,900	125,673	-	-
Deposits and securities sold under agreements to repurchase	3,717,544	3,081,390	1,763,427	875,985	602,655
Advances from FHLB and other borrowings	273,609	141,666	53,726	41,500	53,500
Subordinated debt	97,476	82,476	51,548	30,929	10,310
Stockholders’ equity	627,298	466,610	256,017	63,436	57,880

Income Statement Data:
Interest income	$206,082	$150,931	$109,696	$46,308	$27,679
Interest expense	91,867	75,219	48,743	17,270	7,415
Net interest income	114,215	75,712	60,953	29,038	20,264
Provision for loan losses	11,214	4,720	3,732	2,152	2,948
Net interest income after provision for loan losses	103,001	70,992	57,221	26,886	17,316
Noninterest income	34,718	22,521	15,786	5,394	4,978
Noninterest expense	94,478	60,480	46,624	21,032	14,803
Income before income taxes	43,241	33,033	26,383	11,248	7,491
Income tax expense	12,367	9,992	8,456	3,193	2,172
Net income	30,874	23,041	17,927	8,055	5,319
Preferred dividends and accretion on common stock warrants	309	-	-	-	-
Net income available to common stockholders	$30,565	$23,041	$17,927	$8,055	$5,319

Per Share Data:
Earnings per share available to common stockholders — basic	$1.34	$1.43	$1.28	$0.96	$0.69
Weighted average shares outstanding — basic	22,793,699	16,100,076	13,954,077	8,408,663	7,750,943
Earnings per share available to common stockholders — diluted	$1.27	$1.34	$1.18	$0.85	$0.61
Weighted average shares outstanding — diluted	24,053,972	17,255,543	15,156,837	9,464,500	8,698,139
Book value per share	$26.40	$20.96	$16.57	$7.53	$6.90
Common shares outstanding at end of period	23,762,124	22,264,817	15,446,074	8,426,551	8,389,232

Performance Ratios and Other Data:
Return on average assets	0.74%	0.96%	1.01%	0.93%	0.89%
Return on average stockholders’ equity	6.13%	8.34%	8.66%	13.23%	12.31%
Net interest margin (3)	3.17%	3.55%	3.90%	3.60%	3.62%
Net interest spread (4)	2.78%	2.88%	3.20%	3.16%	3.34%
Noninterest income to average assets	0.84%	0.94%	0.89%	0.62%	0.83%
Noninterest expense to average assets	2.30%	2.53%	2.61%	2.42%	2.48%
Efficiency ratio (5)	63.43%	61.57%	60.76%	61.08%	58.64%
Average loan to average deposit ratio	97.70%	94.88%	88.73%	81.3%	79.0%
Average interest-earning assets to average interest-bearing liabilities	115.27%	119.46%	122.10%	120.0%	120.0%
Average equity to average total assets ratio	12.15%	11.56%	11.64%	7.00%	7.23%

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	335.95%	144.69%	227.98%	1708.26%	1007.13%
Allowance for loan losses to total loans	1.09%	1.04%	1.08%	1.21%	1.20%
Nonperforming assets to total assets	0.61%	0.56%	0.37%	0.05%	0.08%
Nonaccrual loans to total loans	0.32%	0.72%	0.47%	0.07%	0.12%
Net loan charge-offs (recoveries) to average loans	0.11%	0.06%	0.05%	(0.01)%	0.27%

Capital Ratios (Pinnacle Financial):
Leverage (6)	10.5%	11.6%	9.5%	9.9%	9.7%
Tier 1 risk-based capital	12.1%	9.5%	10.9%	11.7%	11.7%
Total risk-based capital	13.5%	10.4%	11.8%	12.6%	12.7%

(1)	Information for 2007 fiscal year includes the operations of Mid-America, which Pinnacle Financial merged with on November 30, 2007 and reflects approximately 6.7 million shares of Pinnacle Financial common stock issued in connection with the merger.
(2)	Information for 2006 fiscal year includes the operations of Cavalry, which Pinnacle Financial merged with on March 15, 2006 and reflects approximately 6.9 million shares of Pinnacle Financial common stock issued in connection with the merger.
(3)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(4)	Net interest spread is the result of the difference between the interest yield earned on interest earning assets less the interest paid on interest bearing liabilities.
(5)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(6)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at December 31, 2008 and 2007 and our results of operations for each of the three-years ended December 31, 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid organic growth together with our merger with Mid-America Bancshares, Inc. (“Mid-America”), a two-bank holding company in Nashville, Tennessee, on November 30, 2007 and our continued expansion in the Knoxville, Tennessee market has had a material impact on Pinnacle Financial’s financial condition and results of operations in 2008 as compared to 2007. This rapid growth along with the Mid-America merger and the Knoxville market expansion are discussed more fully below. Our fully diluted net income per share for the years ended December 31, 2008 and 2007 was $1.27 and $1.34, respectively. December 31, 2008, loans totaled $3.355 billion, as compared to $2.750 billion at December 31, 2007, while total deposits increased to $3.533 billion at December 31, 2008 from $2.925 billion at December 31, 2007.
Acquisition – Mid-America. On November 30, 2007, we consummated a merger with Mid-America. Pursuant to the merger agreement, Mid-America shareholders received a fixed exchange ratio of 0.4655 shares of our common stock and $1.50 in cash for each share of Mid-America common stock, or approximately 6.7 million Pinnacle Financial shares and $21.6 million in cash. We financed the cash portion of the merger consideration with the proceeds of a $30 million trust preferred securities offering by an affiliated trust. The accompanying consolidated financial statements include the activities of the former Mid-America since November 30, 2007.
During the years ended December 31, 2008 and 2007, we incurred merger integration expense related to the merger with Mid-America of $7,116,000 and $622,000, respectively. These expenses were directly related to the merger, and consisted primarily of retention costs, severance costs and costs to integrate processing systems and are reflected in the accompanying consolidated statements of income as merger related expenses.
Acquisition – Cavalry Bancorp, Inc. On March 15, 2006, we consummated our merger with Cavalry Bancorp, Inc. (“Cavalry”). Pursuant to the merger agreement, we acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of our common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The financial information herein includes the activities of the former Cavalry since March 15, 2006.
Acquisition – Beach & Gentry Insurance LLC. On July 2, 2008, we announced the merger of Murfreesboro, Tenn. based Beach & Gentry Insurance LLC (Beach & Gentry). Beach & Gentry merged with Miller & Loughry Insurance Services Inc. The combined company took the name Miller Loughry Beach Insurance Services, Inc. and has consolidated offices in Pinnacle Financial’s offices in Murfreesboro. We anticipate that this merger will result in an increase to our insurance sales commissions in future periods.
Knoxville expansion. During April of 2007, we announced a de novo expansion of our firm to the Knoxville MSA. At that time, we had hired several new associates from other financial institutions in that market and had negotiated a lease agreement for our main office facility with future plans to construct four additional offices over the next few years. In June of 2007, we opened our first full service branch facility in Knoxville and we anticipate opening a second office during the third quarter of 2009. At December 31, 2008, our Knoxville facility had recorded $318 million in loan balances and $226 million in deposit balances. At December 31, 2008, we employed 32 associates in the Knoxville MSA.
Results of Operations. Our net interest income increased to $114.2 million for 2008 compared to $75.7 million for 2007 compared to $61.0 million for 2006. The net interest margin (the ratio of net interest income to average earning assets) for 2008 was 3.17% compared to 3.55% for 2007 and 3.90% for the same period in 2006.
Our provision for loan losses was $11.2 million for 2008 compared to $4.7 million in 2007 and $3.7 million in 2006. The provision for loan losses increased primarily due to increases in loan volumes and charge-offs in each year when compared to the previous year. During 2008, our organic loan growth amounted to $605 million compared to organic loan growth of $349 million in 2007 and $300 million in 2006. Our net charge-offs were $3.2 million during 2008 compared $1.1 million in 2007 and $574,000 in 2006. The increased loan volumes and charge-offs in 2008 in comparison to 2007 and 2006 as well as an increase in the ratio of allowance for loan losses to total loans contributed to higher provision expense in 2008 compared to the previous periods.

Noninterest income for 2008 compared to 2007 increased by $12.2 million, or 54.2%. This increase is largely attributable to the fee businesses associated with the Mid-America acquisition, including deposit service charges, investment services, insurance sales and mortgage loan originations. Additionally, during 2008, we recorded approximately $1.0 million in gains on the sale of bank premises. Noninterest income for 2007 compared to 2006 increased by $6.73 million, or 42.7%, which was primarily due to the impact of the Cavalry and Mid-America acquisitions, increases in service charges on deposits, investment sales commissions, insurance commissions, trust and other fees.
Our continued growth in 2008 resulted in increased noninterest expense compared to 2007 due to the addition of Mid-America for a full year, our expansion into the Knoxville MSA, increases in salaries and employee benefits, equipment and occupancy expenses and other operating expenses. The number of full-time equivalent employees increased from 404.0 at December 31, 2006 to 702.0 at December 31, 2007 to 719.0 at December 31, 2008. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2009 which will also cause our compensation and employee benefit expense to increase in 2009. Additionally, our branch expansion efforts during the last few years and the addition of new associates in 2009 will also increase noninterest expense. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.4% in 2008 compared to 61.6% in 2007 and 60.8% in 2006. These calculations include the impact of approximately $7,116,000 in Mid-America merger-related charges in 2008 and $622,000 in 2007 and $1,636,000 in Cavalry merger related charges in 2006.
The effective income tax expense rate for 2008 was approximately 28.6% compared to an effective income tax expense rate for 2007 of approximately 30.2% and 32.1% for 2006. The decrease in the effective rate for the three year period was due to increased investment in bank qualified municipal securities, state tax credits, and increased tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.
Net income available for common shareholders for 2008 was $30.6 million compared to $23.0 million in 2007, an increase of 32.7%. Net income available for common shareholders for 2007 was 28.5% higher than net income for 2006 of $17.9 million. Fully-diluted net income per common share available to common stockholders was $1.27 for 2008 compared to $1.34 for 2007 and $1.18 for 2006.
Excluding the after-tax (rate of 39.23%) impact of merger related charges in all three years, net income available for common shareholders for 2008 was $34.9 million compared to $23.4 million, an increase of 49.0%. Net income available for common shareholders for 2007 was 23.8% higher than the $18.9 million of net income available for common shareholders in 2006. As a result, adjusted diluted net income per common share available to common stockholders was $1.45 for 2008 compared to $1.36 for 2007, an increase of 6.6%. Also, adjusted diluted net income per common share available to common stockholders for 2007 was 8.8% higher than the $1.25 adjusted diluted net income per common share for 2006. For a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure, see “Reconciliation of Non-GAAP financial measures” on page 32.
Financial Condition. Loans increased $605 million between December 31, 2008 and December 31, 2007, a growth rate of 22.0 percent. We believe our organic loan growth is attributable to hiring the best financial services associates in our markets. We hire experienced relationship managers that have significant client followings such that when they come to our firm, they are able to bring many of their existing clients with them. Loans increased $1.252 billion during 2007 of which $863 million was attributable to the Mid-America acquisition. Thus, the net increase in our loan portfolio attributable to organic growth during 2007 was $389 million, or 31.0%.
Deposits increased $608 million between December 31, 2008 and December 31, 2007, a growth rate of 20.8 percent. We grew deposits to $2.925 billion at December 31, 2007 compared to $1.622 billion at December 31, 2006, an increase of $1.303 billion, of which $954 million was attributable to the Mid-America acquisition. Excluding the Mid-America acquisition, we increased our deposits by $349 million.
Capital and Liquidity. At December 31, 2008 and 2007, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, our bank would be considered to be “well-capitalized” pursuant to banking regulations at these dates. As we grow, Pinnacle National will require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of Pinnacle National.
During 2008, we increased our capital accounts through our participation in the U.S. Department of Treasury’s Capital Purchase Program (the “CPP”). As a result of our participation in the CPP, we issued 95,000 shares of preferred stock for $95 million. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. Based on a Black Scholes options pricing model, the common stock warrants have been assigned a fair value of $11.86 per warrant, or

$6.7 million in the aggregate, as of December 12, 2008. As a result, $6.7 million has been recorded as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common stockholders over the next five years at approximately $1.1 million to $1.3 million per year. The resulting $88.3 million has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $95 million over the next five years.
Additionally, during 2008, we sold one million shares of our common stock for $21.5 million which also increased our capital accounts. In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock). This additional capital was required to support our growth. As of December 31, 2008, we believe we have access to sufficient capital to support our current growth plans. However, expansion by acquisition of other banks or by branching into a new geographic market could result in issuance of additional capital, including additional common shares.
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
Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.
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
An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Income is recognized on impaired loans on a cash basis.
The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.
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
The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data for industry and various peer bank groups. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on management’s experience with similarly graded loans, discussions with banking regulators and our internal loan review processes. During the year ended December 31, 2008, we also performed a migration analysis of all loans that were charged-off during the previous two years. A migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We incorporated the migration analysis along with other factors to determine the loss allocation rates for the commercial and commercial real estate portfolios. Subsequently, we weighted the allocation methodologies for the commercial and commercial real estate portfolios and determine a weighted average allocation for these portfolios.
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
The estimated loan loss allocation for all four loan portfolio segments is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the four loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various “environmental” factors.
The assessment also includes an unallocated component. We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories. An example is the imprecision in the overall measurement process, in particular the volatility of the national and global economy.
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
Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually, and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
Our stock price has historically traded above its book value and tangible book value and was trading above its book value and tangible book value as of December 31, 2008. In the event our stock price were to trade below its book value and tangible book value, we would perform our usual evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.
We also engage a third party to test for impairment of our goodwill and intangible assets as of our annual assessment date, which is September 30. We reviewed their report as of September 30, 2008 and concluded that no indications of impairment were present. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.
Results of Operations
Our results for fiscal years 2008, 2007 and 2006 were highlighted by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Years ended		2008-2007		2007-2006
	December 31,		Percent	Year ended	Percent
			Increase	December 31,	Increase
	2008	2007	(Decrease)	2006	(Decrease)

Interest income	$206,082	$150,931	36.5%	$109,696	37.6%
Interest expense	91,867	75,219	22.1%	48,743	54.3%

Net interest income	114,215	75,712	50.9%	60,953	24.2%
Provision for loan losses	11,214	4,720	137.6%	3,732	26.5%

Net interest income after provision for loan losses	103,001	70,992	45.1%	57,221	24.1%
Noninterest income	34,718	22,521	54.2%	15,786	42.7%
Noninterest expense	94,478	60,480	56.2%	46,624	29.7%

Net income before income taxes	43,241	33,033	30.9%	26,383	25.2%
Income tax expense	12,367	9,992	23.8%	8,456	18.2%

Net income	30,874	23,041	34.0%	17,927	28.5%
Preferred dividends and preferred stock discount accretion	309	-	NA	-	NA

Net income available to common shareholders	$30,565	$23,041	32.7%	$17,927	28.5%

Basic income per common share available to common shareholders	$1.34	$1.43	(6.3)%	$1.28	11.7%

Diluted income per common share available to common shareholders	$1.27	$1.34	(5.2)%	$1.18	13.6%

Our results for the years ended December 31, 2008 and 2007 included merger related expense. Excluding merger related expense from our net income resulted in diluted net income per common share available to common stockholders for the year ended December 31, 2008 of $1.45 and for the year ended December 31, 2007 of $1.36. A comparison of these amounts to prior years and a reconciliation of this non-GAAP financial measure follow (dollars in thousands):
Reconciliation of Non-GAAP financial measures:

	Year ended		2008-2007	Year ended	2007-2006
	December 31,		Percent	December 31,	Percent
			Increase		Increase
	2008	2007	(Decrease)	2006	(Decrease)

Net income available to common shareholders, as reported	$30,565	$23,041	32.7%	$17,927	28.5%
Merger related expense, net of tax	4,325	378	1044.2%	994	(62.0)%

Net income available to common shareholders excluding merger related expense	$34,890	$23,419	49.0%	$18,921	23.8%

Fully-diluted net income per common share available to common stockholders, as reported	$1.27	$1.34	(5.2)%	$1.18	13.6%

Fully-diluted net income per common share available to common stockholders, excluding merger related expense	$1.45	$1.36	6.6%	$1.25	8.8%

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
Pinnacle Financial believes that these non-GAAP financial measures excluding the impact of merger related expenses facilitate making period-to-period comparisons, and provide investors with additional information to evaluate our past financial results and ongoing operational performance.
Pinnacle Financial’s management and board utilize this non-GAAP financial information to compare our operating performance versus the comparable periods in prior years and utilized non-GAAP diluted earnings per share for the 2008 and 2007 fiscal years (excluding the merger related expenses) in calculating whether or not we met the performance targets of our 2008 and 2007 Annual Cash Incentive Plans and our earnings per share targets in our restricted stock award agreements.
Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2008, we recorded net interest income of $114,215,000, which resulted in a net interest margin of 3.17% for the year. For the year ended December 31, 2007, we recorded net interest income of $75,712,000, which resulted in a net interest margin of 3.55%. For the year ended December 31, 2006, we recorded net interest income of $60,953,000, which resulted in a net interest margin of 3.90%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2008 (dollars in thousands):

	2008			2007			2006
	Average		Rates/	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields	Balances	Interest	Yields

Interest-earning assets:
Loans (1)	$3,028,932	$175,128	5.78%	$1,723,361	$129,889	7.54%	$1,226,803	$92,006	7.50%
Securities:
Taxable	448,229	23,432	5.23%	280,668	13,962	4.97%	254,906	12,615	4.95%
Tax-exempt (2)	135,011	5,399	5.27%	82,001	3,066	4.93%	54,270	2,016	4.90%
Federal funds sold and other	54,878	2,123	4.13%	72,344	4,014	5.57%	53,562	3,059	6.87%

Total interest-earning assets	3,667,050	206,082	5.67%	2,158,374	150,931	7.04%	1,589,541	109,696	6.95%

Nonearning assets
Intangible assets	260,294			135,893			100,107
Other nonearning assets	176,546			93,782			89,568

Total assets	$4,103,890			$2,388,049			$1,779,216

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$368,995	5,191	1.41%	$261,163	8,309	3.18%	$171,637	4,074	2.37%
Savings and money market	705,988	11,954	1.69%	535,468	17,618	3.29%	435,082	13,532	3.11%
Certificates of deposit	1,620,621	59,853	3.69%	727,724	35,745	4.91%	516,394	22,426	4.34%

Total deposits	2,695,604	76,998	2.86%	1,524,355	61,672	4.05%	1,123,113	40,032	3.56%
Securities sold under agreements to repurchase	196,601	2,667	1.36%	181,621	7,371	4.06%	101,144	4,329	4.28%
Federal Home Loan Bank advances and other borrowings	200,699	6,870	3.42%	44,072	2,211	5.02%	39,728	1,878	4.68%
Subordinated debt	88,223	5,332	6.04%	56,759	3,965	6.98%	37,372	2,504	6.70%

Total interest-bearing liabilities	3,181,127	91,867	2.89%	1,806,807	75,219	4.16%	1,301,357	48,743	3.75%
Noninterest-bearing deposits	404,718	-	-	291,983	-	-	259,585	-	-

Total deposits and interest- bearing liabilities	3,585,845	91,867	2.56%	2,098,790	75,219	3.58%	1,560,942	48,743	3.12%

Other liabilities	19,351			13,108			11,105
Stockholders’ equity	498,694			276,151			207,169

	$4,103,890			$2,388,049			$1,779,216

Net interest income		$114,215			$75,712			$60,953

Net interest spread (3)			2.78%			2.88%			3.20%
Net interest margin			3.17%			3.55%			3.90%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)	The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2008 would have been 3.11% compared to a net interest spread for the years ended December 31, 2007 and 2006 of 3.46% and 3.83%, respectively.
As noted above, the net interest margin for 2008 was 3.17% compared to a net interest margin of 3.55% in 2007. The reduction in the net interest margin was significant as the net decreases in the yield on interest-earning assets was 137 basis points compared to the decrease in the rate paid on total deposits and interest-bearing liabilities of only 102 basis points. The net interest margin for 2006 was 3.90%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin between 2008 and 2007 are presented below:
•	Our loan yields decreased by 176 basis points between 2008 and 2007 while they increased by 4 basis points between 2006 and 2007. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Approximately 41.6% of our loan portfolio at December 31, 2008 was subject to a daily floating rate; thus these loans will reprice quickly in concert with the Federal Reserve’s changes to its Federal funds rate. Our weighted average prime rate was 7.94% in 2006 and 7.52% in 2007 compared to 5.21% in 2008. Other factors that impact our loan yields in any period are our evaluation of the credit worthiness, collateral and other factors related to the borrower when we agree to make a loan, the term of the loan and the ongoing relationship we have with a particular borrower. The absolute level of nonaccrual loans during the year will also negatively impact loan yields as these loans serve to reduce the overall loan yield.

•	We have been able to grow our funding base significantly. For asset/liability management purposes, we elected to allocate a greater proportion of such funds to our loan portfolio versus our securities and shorter-term investment portfolio during the three year period noted above. For 2008, average loan balances were 83% of total interest-earning assets compared to 80% in 2007 and 77% in 2006. Loans generally have higher yields than do securities and other shorter-term investments although the difference between loan and securities yields was much less in 2008 compared to previous periods primarily due to the more significant decreases in short term rates (i.e., prime rate) to which loans are more directly correlated in comparison to the more modest decreases in longer term rates to which investments are more directly correlated.

•	During 2008, overall deposit rates were less than in 2007. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short-term rate environment during 2008 when compared to 2007. As a result, the rates for those products experienced a large decrease between the two periods. However, competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively and negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with several new market entrants seeking deposit growth. As a result, even though the short-term rate environment may allow for rate decreases in our short-term funding base, these decreases will be limited by competitive pressures. During 2007, overall deposit rates were higher than in 2006 primarily due to competitive pressures.

•	During 2008, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 47% of our total funding compared to 61% in 2007 and 62% in 2006. The decrease in these products as a percentage of total funding is attributable to the competitiveness of these products among the local banking franchises and the significant growth we have experienced as we have elected to fund lending opportunities thru noncore sources. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 10% of total funding in 2008, compared to 12% in 2007 and 17% in 2006. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin. Management places a great deal of emphasis on this particular product.

•	Also impacting the net interest margin during 2008 was a higher amount of floating rate subordinated indebtedness outstanding. The average balances of subordinated indebtedness increased from $37 million in 2006 to $57 million in 2007 to $88 million in 2008. The interest rate charged on this indebtedness is generally higher than other funding sources. In October 2007, we issued an additional $30 million in floating rate subordinated indebtedness to largely fund the cash component of the Mid-America purchase price. The rate we are required to pay on this indebtedness is 285 points over three-month LIBOR. In August 2008, Pinnacle National issued $15 million in additional subordinated indebtedness at a rate of 350 points over three-month LIBOR. Proceeds from this issuance are expected to be used for the anticipated growth of Pinnacle Financial. These spreads are higher than the spreads associated with our other forms of subordinated indebtedness which were issued in previous periods.
During 2008, the yield curve steepened which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Federal funds rate and short term treasury rates. During most of 2007, the Federal funds rate was higher than other longer term treasuries (i.e., an inverted yield curve). As a result, for most of 2007, depositors tended to maintain their funds in shorter-term deposit accounts where they could achieve a higher yield on their deposit balances and did not concern themselves with long-term products because there was not enough yield for them to justify the longer maturity. In a more traditional rate environment, depositors typically would either accept a lesser rate for more liquid deposit accounts or choose a higher rate for a longer-term time deposit.
During the fourth quarter of 2008, the Federal Reserve, in response to increasing economic instability, reduced the targeted Federal funds rate such that the targeted rate at year end 2008 was less than 0.25%. This reduction together with previous Federal Reserve rate reductions in 2008 has facilitated the continual compression of our net interest margins as we experience reduced yields on a significant portion of our earning asset base and have not been able to counter this impact via reduced funding costs quickly.
Generally, we expect over an extended period of time to reduce our funding costs following a Federal Reserve rate reduction but competitive pricing pressures may limit the speed and the size of any such reductions. Traditionally, we maintain an asset sensitive balance sheet, thus when rates are stable to increasing our net interest margins should expand.
We believe we should be able to increase net interest income through overall growth in earning assets in 2009 compared to previous periods. The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs, and thus we should be able to increase our current net interest income. Our net interest margins will likely decrease during the early stages of 2009 due to continuing competitive deposit pricing in our markets. We have taken steps to counter the impact of these rate decreases on our floating rate assets (including prime rate loans) by reducing deposit rates to an appropriate level where we believe we can sustain our funding base. We believe it will take more time for our competition in our market to begin to price in the full impact of these rate decreases, and for competitive reasons, we will not be able to counter the full impact of these rate decreases during the early stages of 2009 but anticipate that should the rate environment stabilize we will be able to increase our margins during late first quarter and second quarter of 2009.
Rate and Volume Analysis. Net interest income increased by $38,503,000 between the years ended December 31, 2008 and 2007 and by $14,759,000 between the years ended December 31, 2007 and 2006. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2008 Compared to 2007			2007 Compared to 2006
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Loans	$(30,331)	$75,570	$45,239	$491	$37,392	$37,883
Securities:
Taxable	730	8,740	9,470	51	1,296	1,347
Tax-exempt	279	2,054	2,333	16	1,034	1,050
Federal funds sold	(1,042)	(849)	(1,891)	(696)	1,651	955

Total interest-earning assets	(30,364)	85,515	55,151	(138)	41,373	41,235

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(4,623)	1,505	(3,118)	1,390	2,845	4,235
Savings and money market	(8,567)	2,903	(5,664)	783	3,303	4,086
Certificates of deposit	(8,878)	32,986	24,108	2,943	10,376	13,319

Total deposits	(22,068)	37,394	15,326	5,116	16,524	21,640
Securities sold under agreements to repurchase	(4,904)	200	(4,704)	(223)	3,265	3,042
Federal Home Loan Bank advances and other borrowings	(705)	5,364	4,659	135	198	333
Subordinated debt	(534)	1,901	1,367	105	1,356	1,461

Total interest-bearing liabilities	(28,211)	44,859	16,648	5,134	21,342	26,476

Net interest income	$(2,153)	$40,656	$38,503	$(5,272)	$20,031	$14,759

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
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $11,214,000, $4,720,000 and $3,732,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Based upon our evaluation of the loan portfolio, which is discussed more fully on page 44, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2008. The impact of the Mid-America merger as well as the significant organic loan growth, increase in nonperforming loans and net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances during 2008 were the primary reasons for the increase in the provision expense in 2008 when compared to 2007 with similar reasons for the increased provision expense in 2007 when compared to 2006.

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
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year. The Mid-America and Cavalry mergers also had a significant impact on the changes in noninterest income between the periods noted below.
The following is the makeup of our noninterest income for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years ended		2008-2007	Year ended	2007-2006
	December 31,		Percent	December 31,	Percent
			Increase		Increase
	2008	2007	(Decrease)	2006	(Decrease)

Noninterest income:
Service charges on deposit accounts	$10,735	$7,941	35.2%	$4,645	71.0%
Investment services	4,924	3,456	42.5%	2,463	40.3%
Insurance sales commissions	3,520	2,487	41.5%	2,123	17.1%
Gains on sales of loans and loan participations, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	3,074	1,619	89.9%	1,448	11.8%
Gains on loans and loan participations sold, net	970	239	305.9%	420	(43.1)%
Gain on sale of premises	1,030	75	1273.3%	-	NA
Trust fees	2,178	1,908	14.2%	1,181	61.6%
Other noninterest income:
ATM and other consumer fees	4,043	2,822	43.3%	1,796	57.1%
Letters of credit fees	325	293	10.9%	506	(42.1)%
Bank-owned life insurance	869	631	37.7%	470	34.3%
Equity in earnings of Collateral Plus, LLC	95	274	(65.3)%	120	128.3%
Swap fees on customer loan transactions, net	892	95	838.9%	-	NA
Visa related gains	203	-	NA	-	NA
Loan late fees	980	345	184.1%	175	97.1%
Gain on sale of investment securities, net	-	16	(100.0)%	-	NA
Other noninterest income	880	320	175.00%	439	(10.0)%

Total noninterest income	$34,718	$22,521	54.2%	$15,786	42.7%

Service charge income for 2008 increased over that of 2007 due to the addition of the Mid-America customers including an increased number of customers utilizing overdraft protection products and an increased per item insufficient fund charge. Service charge income for 2007 increased over that of 2006 due to increased volumes from our Rutherford County market and an increase in the number of Nashville deposit accounts subject to service charges. Also the increase in service charges in 2008 when compared to 2007 was impacted by a decreased earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate serves to reduce the deposit service charges for our commercial customers and is based on the average balances of their checking accounts at Pinnacle National.
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2008, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $686 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $878 million at December 31, 2007. Additionally, at December 31, 2008, our trust department was receiving fees on approximately $588 million in assets compared to $464 million at December 31, 2007. We increased the number of licensed brokers in Pinnacle Asset Management and in our trust area in 2008, and we anticipate continuing to increase our capacity in these areas in 2009. In 2008, we earned $3.5 million in insurance commissions compared to $2.5 million in 2007 and $2.1 million in 2006. Following our merger with Cavalry in March of 2006, we began to offer trust services through Pinnacle National’s trust division and insurance services through Miller and Loughry Insurance Services, Inc. During the first three months of 2008, Miller Loughry Beach received approximately $450,000 in fees from one of its insurance carriers due to favorable claims experience by that carrier.
Additionally, fees from the origination and sale of mortgage loans also provided for a significant portion of the increase in noninterest income. These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Also, impacting mortgage origination fees are the number of mortgage originators we have offering these products. These originators are largely commission-based employees. The gross fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations. We have steadily increased the number of originators working for us over the years and plan to continue to increase our mortgage origination work force in 2009.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At December 31, 2008 and pursuant to participation agreements with these correspondents, we had participated approximately $125 million of originated commercial loans to these other banks compared to $110 million at December 31, 2007. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We recorded gains, net of amortization expense related to the aforementioned retained cash flow asset, of $276,000, $239,000 and $420,000 during each of the years in the three-year period ended December 31, 2008 related to the loan participation transactions. Additionally, Pinnacle Financial recognized a gain of $695,000 during 2008 related to the sale of four related impaired loans to a group of outside investors. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, the Mid-America and Cavalry mergers and the sale of common and preferred stock in 2008 have resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
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
Also included in other noninterest income is $892,000 and $95,000 for the years ended December 31, 2008 and 2007, respectively, in fees we receive when we originate an interest rate swap transaction for an individual commercial borrower and a counterparty interest rate swap transaction with a third party provider. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment. We also increased the value of our bank-owned life insurance $869,000 during 2008 when compared to the $631,000 during 2007 and $470,000 during 2006. This was due primarily to the purchase of $18 million in new bank owned life insurance policies during the fourth quarter of 2007. In connection with the Cavalry merger, we became the owner and beneficiary of several life insurance policies on former Cavalry directors and executives. These policies were acquired by Cavalry in connection with a supplemental retirement plan for these former Cavalry directors and executives.
At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC, which is accounted for under the equity method. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the years ended December 31, 2008, 2007 and 2006 was $95,000, $274,000 and $120,000, respectively.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years ended		2008-2007	Year ended	2007-2006
	December 31,		Percent	December 31,	Percent
			Increase		Increase
	2008	2007	(Decrease)	2006	(Decrease)

Noninterest expense:
Salaries and employee benefits:
Salaries	$32,391	$24,204	33.8%	$18,017	34.3%
Commissions	2,696	1,778	51.6%	1,298	37.0%
Other compensation, primarily incentives	2,421	2,602	(7.0)%	4,209	(38.2)%
Equity compensation expenses	2,347	2,100	11.8%	1,475	42.4%
Employee benefits and other	9,541	5,462	74.7%	2,470	121.1%

Total salaries and employee benefits	49,396	36,146	36.7%	27,469	31.6%

Equipment and occupancy	16,600	10,261	61.8%	7,522	36.4%
Other real estate	1,403	160	776.9%	-	NA
Marketing and business development	1,916	1,677	14.3%	1,234	35.9%
Postage and supplies	2,953	1,995	48.0%	1,510	32.1%
Amortization of core deposit intangible	3,101	2,144	44.6%	1,783	20.2%
Other noninterest expense:
Professional fees	1,120	1,690	(33.7)%	1,135	48.9%
Legal, including borrower-related charges	1,216	437	178.3%	310	41.0%
OCC exam fees	509	365	39.5%	257	42.0%
Directors’ fees	530	233	127.5%	257	(9.3)%
Insurance, including FDIC assessments	3,039	1,278	137.8%	687	86.0%
Charitable contributions	465	334	39.2%	186	79.6%
Other noninterest expense	5,114	3,138	63.0%	2,638	18.95%

Total other noninterest expense	11,993	7,475	60.4%	5,470	36.7%

Merger related expense	7,116	622	1044.1%	1,636	(62.0)%

Total noninterest expense	$94,478	$60,480	56.2%	$46,624	29.7%

Expenses have generally increased between the above periods due to our mergers with Mid-America and Cavalry, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. Equity compensation expense is related to stock options and restricted shares awarded to our associates. The expense in each year is awards that we have issued, but for which the forfeiture restrictions have not yet lapsed.
At December 31, 2008, we employed 719.0 full time equivalent employees compared to 702.0 at December 31, 2007 and 404.0 at the end of 2006. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned employees are eligible to participate in an annual cash incentive plan. Under the plan, the targeted level of incentive payments requires the Company to achieve a certain soundness threshold and a targeted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee (the “Committee”) of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.

Included in the salary and employee benefits amounts for the years ended December 31, 2008, 2007 and 2006, were $1,706,000, $2,373,000 and $4,104,000, respectively, related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. In 2008 and 2007, the Committee approved the payment of cash incentive awards under the 2008 and 2007 plans at a percentage that was generally higher than would have been otherwise payable under the terms of the plans. For 2008, qualifying associates received approximately 25% of their targeted award. Also in 2008, certain officers, including five executive officers, who did not receive a cash incentive award for the 2007 fiscal year received special cash incentive payments following the integration of the Mid-American bank subsidiaries with Pinnacle National. In 2007, and at their request, five of our executive officers (President and Chief Executive Officer, Chairman of the Board, Chief Administrative Officer, Chief Financial Officer and Chief Credit Officer), did not receive any cash incentive payments under our 2007 cash incentive plan in order for the associate base to be paid an increased amount. As a result, qualifying associates received approximately 50% of their targeted award. For 2006, the actual award to be paid to qualifying associates equaled 120% of their targeted award as our actual earnings for 2006 exceeded our 2006 earnings target under the 2006 plan, adjusted for the impact of the merger related expenses incurred in connection with the Cavalry acquisition.
The incentive plan for 2009 is structured similarly to prior year plans in that the award is based on the achievement of certain performance objectives. Because of the relative experience of our associates, our compensation costs are, and we expect will continue to be, higher on a per associate basis than other financial institutions of a similar asset size; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.
In connection with our merger with Mid-America, all former associates of Mid-America that were displaced by our merger were granted a retention bonus award provided they worked through a predetermined date. Also, those associates that continued as Pinnacle Financial associates following the merger were eligible for a retention bonus should they continue their employment through December 31, 2008. This retention bonus award was paid to the former associates of Mid-America in January, 2009 and amounted to approximately $4.7 million. This award was treated as a merger related expense in 2008. As a result of these associates agreeing to a retention bonus award, they did not participate in any of our other cash or equity incentive award plans in 2008, but will participate in all such plans in 2009.
Equipment and occupancy expenses in 2008 were greater than in 2007 by $6.3 million and in 2007 these expenses were greater than the 2006 amount by $2.7 million. These increases are primarily attributable to our market expansion to Knoxville, Tennessee, our new branch facility in the Donelson area of Nashville which opened in the first quarter of 2007, expenses associated with the eleven Mid-America branches which were acquired on November 30, 2007 which represented a full year of expense in 2008 and expenses associated with the Cavalry merger which occurred in March of 2006. We have also increased our leased main office space during the three years ended December 31, 2008 and will move into a new leased office space in late 2009 or early 2010 that will be our headquarters. These additions contributed to the increase in our equipment and occupancy expenses throughout the three year period and will contribute to increases in expenses in the future as we construct new facilities, including new facilities currently planned in both the Nashville and Knoxville MSAs.
Marketing and other business development and postage and supplies expenses are higher in 2008 compared to 2007 and 2006 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses. The addition of customers from the Mid-America and Cavalry mergers had a direct impact on these increased charges.
Included in noninterest expense for 2008, 2007 and 2006 is $3.1 million, $2.1 million and $1.8 million, respectively, of amortization of intangibles related primarily to the Mid-America and Cavalry mergers. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense associated with these core deposit intangibles will approximate $2.4 million to $2.9 million per year for the next five years with lesser amounts for the remaining years. Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $60,000 during 2008.
Additionally, for the years ended December 31, 2008 and 2007, we incurred $7,116,000 and $622,000, respectively, of merger related expenses directly associated with the Mid-America merger. The merger related expenses consisted of integration costs incurred in connection with the merger, including approximately $4.7 million of retention bonuses for Mid-America associates, $999,000 in conversion-related incentive payments and other personnel costs, $826,000 in information technology conversion costs and $559,000 in other integration charges. We do not anticipate any additional merger related expenses associated with the Mid-America transaction in 2009. For the year ended December 31, 2006, we incurred $1,636,000 of merger related expenses directly associated with the Cavalry merger. The merger related charges consisted of integration costs incurred in connection with the merger, including accelerated depreciation associated with software and other technology assets whose useful lives were shortened as a result of the Cavalry acquisition.
Other noninterest expenses increased 60.4% in 2008 over 2007 and 36.7% in 2007 over 2006. Most of these increases are attributable to increased legal fees, insurance and other expenses which are incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, closing attorney expenses and other items which have increased significantly as a result of the Mid-America merger.
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
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.4% in 2008 compared to 61.6% in 2007 and to 60.8% in 2006, including the merger related expenses associated with the Mid-America and Cavalry mergers. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Income Taxes. The effective income tax expense rate for the year ended December 31, 2008 was approximately 28.6%, compared to an effective income tax expense rate for years ended December 31, 2007 and 2006 of approximately 30.2% and 32.1%, respectively. The decrease in the effective rate for 2008 compared to 2007 and 2006 was due to increased investment in bank qualified municipal securities, state tax credits, and increased tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.
Preferred stock dividends and preferred stock discount accretion — Reducing net income available for common shareholders is $264,000 of preferred stock dividends and $45,000 of accretion on preferred stock discount. On December 12, 2008, we received $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP. The Series A preferred stock we sold the U.S. Treasury pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent thereafter.
Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. Based on a Black Scholes options pricing model, the warrants have been assigned a fair value of $11.86 per warrant, or $6.7 million in the aggregate, as of December 12, 2008. As a result, the $6.7 million has been recorded as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $1.1 million to $1.3 million per year.
Financial Condition
Our consolidated balance sheet at December 31, 2008 reflects significant growth since December 31, 2006. Total assets grew from $2.14 billion at December 31, 2006 to $3.79 billion at December 31, 2007 to $4.75 billion at December 31, 2008. Total deposits grew $608 million during 2008 and $1.30 billion during 2007. Excluding the deposits acquired with the Mid-America acquisition on November 30, 2007 of $957 million, total deposits increased by $346 million in 2007. We invested substantially all of the additional deposits and other fundings in loans, which grew by $605 million during 2008 and $1.25 billion (of which $865 million was acquired with the Mid-America acquisition) during 2007, and securities, which increased by $327 million in 2008 and $176 million in 2007 (of which $148 million was acquired with the Mid-America acquisition).

Loans. The composition of loans at December 31st for each of the past five years and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$963,530	28.7%	$710,546	25.9%	$284,302	19.0%	$148,102	22.9%	$117,123	24.8%

Consumer real estate — Mortgage	675,606	20.1%	539,768	19.6%	299,627	20.0%	169,953	26.2%	126,907	26.9%

Construction and land development	658,799	19.6%	582,959	21.2%	253,097	16.9%	67,667	10.4%	23,419	5.0%

Commercial and industrial	966,563	28.8%	794,419	28.9%	608,530	40.6%	239,129	36.9%	189,456	40.1%

Consumer and other loans	90,409	2.8%	121,949	4.4%	52,179	3.5%	23,173	3.6%	15,457	3.2%

Total loans	$3,354,907	100.0%	$2,749,641	100.0%	$1,497,735	100.0%	$648,024	100.0%	$472,362	100.0%

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
Although the allocation of our loan portfolio did not change significantly between 2008 and 2007, we did experience an increase of 35.6% in the commercial real estate classification. We continue to have loan demand for our commercial real estate and construction lending products, and we will continue to pursue sound, prudently underwritten real estate lending opportunities. Because these types of loans require that we maintain effective credit and construction monitoring systems, we have increased our resources in this area. We believe we can effectively manage this area of exposure due to our strategic focus of hiring experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market. After the integration of the Mid-America loan portfolio in early 2008, certain loan balances previously reported at December 31, 2007 have been reclassified to be consistent with the December 31, 2008 classification.
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
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2008 and December 31, 2007 (dollars in thousands):

	At December 31, 2008
	Outstanding			Total Exposure at
	Principal	Unfunded		December 31,
	Balances	Commitments	Total exposure	2007

Lessors of nonresidential buildings	$338,616	$68,182	$406,798	$249,959
Lessors of residential buildings	138,352	20,909	159,261	135,413
Land subdividers	237,667	82,034	319,701	283,327
New housing operative builders	201,741	59,884	261,625	269,744
Trucking industry	76,419	23,234	99,653	109,118
New single family housing construction	45,038	12,980	58,018	104,980

The following table classifies our fixed and variable rate loans at December 31, 2008 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2008
	Fixed	Variable		At December 31,	At December 31,
	Rates	Rates	Totals	2008	2007

Based on contractual maturity:
Due within one year	$251,279	$1,121,591	$1,372,870	40.9%	44.5%
Due in one year to five years	835,839	469,983	1,305,821	38.9%	39.9%
Due after five years	141,232	534,983	676,216	20.2%	15.6%

Totals	$1,228,350	$2,126,557	$3,354,907	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	$1,401,972	$1,401,972	41.8%	40.0%
Due within one year	251,279	597,339	848,617	25.3%	21.2%
Due in one year to five years	835,839	112,748	948,587	28.3%	32.4%
Due after five years	141,232	14,498	155,731	4.6%	6.4%

Totals	$1,228,350	$2,126,557	$3,354,907	100.0%	100.0%

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
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral which would approximate $63.7 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $22 million. Our loan policy requires that our Executive Committee to the board of directors approve any relationships that exceed this internal limit.
At December 31, 2008 we had $29.2 million in nonperforming assets compared to $21.4 at December 31, 2007, a 36.6% increase. A significant contributor to this increase is a weaker housing sector. Although we believe the dislocations in the Nashville and Knoxville housing sectors have not been as severe as many other areas of our country, we have noted weakness with respect to several specific clients who focus on residential construction and residential land development within our trade areas.
The Greater Nashville Association of Realtors (“GNAR”) reported that the average median residential home price for the quarter ended December 31, 2008 was $163,800, a decrease of 13.2% from the same quarter in 2007. GNAR also reported that the number of residential inventory at December 31, 2008 was 12,900 homes, a decrease of 4.7% from a year earlier. These statistics represent a generally weaker housing market than a year earlier in that median home prices have fallen indicating that home values have decreased and although fewer homes for sale could be considered a positive in this market, it also represents that fewer home owners are willing to consider selling their home and subsequently acquiring another home.
An extended recessionary period will likely cause our construction and land development loans to underperform and our nonperforming assets and loan losses to increase. We believe our nonperforming asset levels will remain elevated for at least the next several quarters as we work diligently to remediate these assets.
We have enhanced our credit administration resources dedicated to the residential construction and residential development portfolios by assigning senior executives and bankers to these portfolios. These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on the underperforming assets. Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term. We have reappraised many nonperforming assets to ascertain appropriate valuations, and we continue to systematically review these valuations as new data is received.
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2008, we had $10.9 million in loans on nonaccrual compared to $19.7 million at December 31, 2007, of which $5.1 million and $10.2 million, respectively, were residential construction and land development loans. The decrease in nonperforming loans between December 31, 2008 and December 31, 2007 was primarily related to the foreclosure of certain nonperforming loans and the subsequent transfer of those balances to other real estate owned.
At December 31, 2008, we owned $18.3 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $1.7 million at December 31, 2007. Substantially all of these amounts relate to new home construction and residential development projects that are either completed or are in various stages of construction for which we believe we have adequate collateral. Approximately 98.1% of these assets are located within the Nashville MSA.
There were $1.5 million of other loans 90 days past due and still accruing interest at December 31, 2008 compared to $1.61 million at December 31, 2007. At December 31, 2008 and 2007, no loans were deemed to be restructured loans.
The following table is a summary of our nonperforming assets at December 31st for each of the years in the five year period ended December 31, 2008 (dollars in thousands):

	At December 31,
	2008	2007	2006	2005	2004

Nonaccrual loans (1)	$10,860	$19,677	$7,070	$460	$561
Restructured loans	-	-	-	-	-
Other real estate owned	18,306	1,673	995	-	-

Total nonperforming assets	29,166	21,350	8,065	460	561
Accruing loans past due 90 days or more	1,508	1,613	737	-	146

Total nonperforming assets and accruing loans past due 90 days or more	$30,674	$22,963	$8,802	$460	$707

Total loans outstanding	$3,354,907	$2,749,641	$1,497,735	$648,024	$472,362

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	0.91%	0.84%	0.59%	0.07%	0.15%

Ratio of nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	84.08%	80.66%	54.61%	5.85%	12.51%

(1)	Interest income that would have been recorded in 2008 related to nonaccrual loans was $1,574,000 compared to $485,000 for the year ended December 31, 2007 and $283,000 for the year ended December 31, 2006, none of which is included in interest income or net income for the applicable periods.
At February 12, 2009, the nonperforming assets had increased to approximately $31.5 million. We anticipate that we will experience increased levels of nonperforming assets during 2009.
Potential Problem Loans. Potential problem loans, which are not included in nonperforming loans, amounted to approximately $27.8 million, or 0.83% of total loans outstanding at December 31, 2008, compared to $15.3 million, or 0.56% of total loans outstanding at December 31, 2007. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. At February 12, 2009, the potential problem loans had decreased slightly to approximately $26.7 million.
In addition to potential problem loans, criticized loans are those loans with above-average weakness as identified by our internal loan review processes. These are loans are in varying stages of review by our officers with the review objective being to determine whether there is well-defined weakness, which would require a downgrade to a potential problem loan or a nonperforming loan, or whether the credit weakness is stable or improving which would warrant a continued criticized loan grade or an upgrade to a passing credit grade. Typically, all criticized loans are performing loans and are thus not impaired. At December 31, 2008, approximately $78.4 million, or 2.34% of total loans outstanding were criticized loans. At February 12, 2009, criticized loans had increased to approximately $105.1 million due primarily to one loan that was downgraded subsequent to December 31, 2008.

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2008 and December 31, 2007, our allowance for loan losses was $36.5 million and $28.5 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.
The following table sets forth, based on management’s best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$11,523	28.7%	$8,068	25.9%	$4,550	19.0%	$1,488	22.9%	$1,205	24.8%

Consumer real estate — Mortgage	5,149	20.1%	1,890	19.6%	913	20.0%	1,286	26.2%	869	26.9%

Construction and land development	7,899	19.6%	4,897	21.2%	2,869	16.9%	690	10.5%	227	5.0%

Commercial and industrial	9,966	28.8%	11,660	28.9%	6,517	40.6%	2,305	36.9%	1,711	40.0%

Consumer and other loans	1,372	2.8%	1,400	4.4%	870	3.5%	552	3.5%	396	3.3%

Unallocated	575	NA	555	NA	399	NA	1,537	NA	1,242	NA

Total allowance for loan losses	$36,484	100.0%	$28,470	100.0%	$16,118	100.0%	$7,858	100.0%	$5,650	100.0%

In periods prior to 2006, the unallocated portion of the allowance consisted of dollar amounts specifically set aside for certain general factors influencing the allowance. These factors included ratio trends and other factors not specifically allocated to each category. Establishing the percentages for these factors was largely subjective but was supported by economic data, changes made in lending functions, and other support where appropriate. In 2006, the unallocated portion decreased significantly, due to application of a more comprehensive and refined methodology to assess the adequacy of our allowance for loan losses. The methodology was refined to embed many of the factors previously included in the unallocated portion of the allowance to the allocated amounts above for each category. This enhancement established a methodology whereby national and economic factors, concentrations in market segments, loan review and portfolio performance could be assigned to these specific categories.
The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2008 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006	2005	2004

Balance at beginning of period	$28,470	$16,118	$7,858	$5,650	$3,719
Provision for loan losses	11,214	4,720	3,732	2,152	2,948
Allowance from Mid-America (2007) and Cavalry (2006) acquisitions	-	8,695	5,102	-	-
Charged-off loans:
Commercial real estate — Mortgage	(62)	(22)	-	-	-
Consumer real estate — Mortgage	(1,144)	(364)	(46)	(38)	(834)
Construction and land development	(2,172)	(271)	-	-	-
Commercial and industrial	(773)	(326)	(436)	(61)	(50)
Consumer and other loans	(982)	(359)	(336)	(109)	(148)

Total charged-off loans	(5,133)	(1,342)	(818)	(208)	(1,032)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	731	-	-	-	-
Consumer real estate — Mortgage	3	125	-	231	-
Construction and land development	55	1	-	-	2
Commercial and industrial	844	51	166	3	-
Consumer and other loans	300	102	78	30	13

Total recoveries of previously charged-off loans	1,933	279	244	264	15

Net (charge-offs) recoveries	(3,200)	(1,063)	(574)	56	(1,017)

Balance at end of period	$36,484	$28,470	$16,118	$7,858	$5,650

Ratio of allowance for loan losses to total loans outstanding at end of period	1.09%	1.04%	1.08%	1.21%	1.20%

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.11%	0.06%	0.05%	(0.01)%	0.27%

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance increased by $8.0 million between December 31, 2008 and December 31, 2007 and the ratio of our allowance for loan losses to total loans outstanding increased to 1.09% at December 31, 2008 from 1.04% at December 31, 2007.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $849.8 million and $522.7 million at December 31, 2008 and 2007, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2008 and 2007 (dollars in thousands):

	At December 31,
	U.S. Treasury		U.S. government		State and Municipal
	securities		agency securities		securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At December 31, 2008:
Securities available-for-sale:
Due in one year or less	$-	-%	$7,499	4.0%	$606	3.8%	$859	3.5%	$8,964	3.9%
Due in one year to five years	-	-%	6,611	4.4%	12,882	3.5%	-	-%	19,493	3.8%
Due in five years to ten years	-	-%	26,008	5.2%	56,143	3.9%	522	4.1%	82,673	4.3%
Due after ten years	-	-%	24,305	5.6%	65,194	4.3%	243	5.3%	89,742	4.7%

	$-	-%	$64,423	5.1%	$134,825	4.0%	$1,624	3.9%	200,872	4.4%

Mortgage-backed securities									638,357	5.6%

Total available-for-sale securities									$839,229	5.3%

Securities held-to-maturity:
Due in one year or less	$-	-%	$-	-%	$481	3.2%	$-	-%	$481	3.2%
Due in one year to five years	-	-%	1,998	4.2%	6,497	3.5%	-	-%	8,495	3.8%
Due in five years to ten years	-	-%	-	4.8%	1,575	3.9%	-	-%	1,575	3.9%
Due after ten years	-	-%	-	-%	-	-%	-	-%	-	-%

	$-	-%	$1,998	4.3%	$8,553	3.5%	$-	-%	10,551	3.8%

Mortgage-backed securities									-	-%

Total held-for-sale securities									$10,551	3.8%

At December 31, 2007:
Securities available-for-sale:
Due in one year or less	$-	-%	$16,612	4.3%	$12,463	5.2%	$490	3.4%	$29,565	4.7%
Due in one year to five years	-	-%	43,097	4.5%	27,089	5.3%	1,488	3.9%	71,674	4.8%
Due in five years to ten years	-	-%	6,774	5.1%	45,545	5.6%	-	5.2%	52,319	5.5%
Due after ten years	-	-%	3,180	4.9%	40,809	5.6%	400	5.4%	44,389	5.5%

	$-	-%	$69,663	4.5%	$125,906	5.5%	$2,378	5.2%	197,947	5.2%

Mortgage-backed securities									297,705	4.9%

Total available-for-sale securities									$495,652	5.0%

Securities held-to-maturity:
Due in one year or less	$-	-%	$-	-%	$1,578	5.0%	$-	-%	$1,578	5.0%
Due in one year to five years	-	-%	15,750	4.2%	6,786	4.4%	-	-%	22,536	4.3%
Due in five years to ten years	-	-%	1,997	4.8%	922	5.0%	-	-%	2,919	4.8%
Due after ten years	-	-%	-	-%	-	-%	-	-%	-	-%

	$-	-%	$17,747	4.3%	$9,286	4.6%	$-	-%	27,033	4.4%

Mortgage-backed securities									-	-%

Total held-for-sale securities									$27,033	4.4%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.
Deposits and Other Borrowings. We had approximately $3.53 billion of deposits at December 31, 2008 compared to $2.93 billion at December 31, 2007. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $184.3 million at December 31, 2008 and $156.1 million at December 31, 2007. Additionally, at December 31, 2008, we had borrowed $183.3 million in advances from the Federal Home Loan Bank of Cincinnati compared to $92.8 million at December 31, 2007.

Generally, banks classify their funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2008 and December 31, 2007 (dollars in thousands):

	December 31,		December 31,
	2008	Percent	2007	Percent

Core funding:
Noninterest-bearing deposit accounts	$424,757	10.4%	$400,120	12.1%
Interest-bearing demand accounts	375,993	9.2%	410,661	12.4%
Savings and money market accounts	694,582	17.0%	742,354	22.5%
Time deposit accounts less than $100,000	570,443	13.9%	371,881	11.2%

Total core funding	2,065,775	50.5%	1,925,016	58.2%

Non-core funding:
Time deposit accounts greater than $100,000
Public funds	538,809	13.2%	104,902	3.2%
Brokered deposits	585,599	14.3%	163,188	4.9%
Other time deposits	343,062	8.4%	732,213	22.2%
Securities sold under agreements to repurchase	184,298	4.5%	156,071	4.7%
Federal Home Loan Bank advances and other borrowings	273,609	6.7%	141,666	4.3%
Subordinated debt — Pinnacle National	15,000	0.4%	-	-
Subordinated debt — Pinnacle Financial	82,476	2.0%	82,476	2.5%

Total non-core funding	2,022,853	49.5%	1,380,516	41.8%

Totals	$4,088,628	100.0%	$3,305,532	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. As noted in the table above, our core funding decreased from 58.2% at December 31, 2007 to 50.5% at December 31, 2008. Although growing our core deposit base is a key strategic objective of our firm, we believe that our dependence on non-core funding will increase, but remain within our policies, as we continue to fund the rapid growth of our loan portfolio.
The amount of time deposits as of December 31, 2008 amounted to $2.0 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate

Denominations less than $100,000
Three months or less	$264,267	2.87%
Over three but less than six months	96,944	3.04%
Over six but less than twelve months	151,157	3.49%
Over twelve months	58,075	3.89%

	570,443	3.17%

Denomination $100,000 and greater
Three months or less	625,066	2.23%
Over three but less than six months	281,961	3.42%
Over six but less than twelve months	397,448	3.77%
Over twelve months	162,996	4.15%

	1,467,471	3.09%

Totals	$2,037,914	3.11%

Subordinated debt. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000; and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III; and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the

Subordinated Debentures. At December 31, 2008, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.30% at December 31, 2008) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum through September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.11% at December 31, 2008) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.35% at December 31, 2008) which is set each quarter and mature on September 30, 2037.
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

Subject to approval by the Federal Reserve Bank of Atlanta and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed subject to the limitations imposed under the CPP prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

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
On August 5, 2008, Pinnacle National entered into a $15 million subordinated term loan with a regional bank. The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as 100% Tier 2 capital for regulatory capital purposes until 2010 and at a decreasing percentage each year thereafter. This additional bank level capital will be utilized to support our anticipated growth.
Holding Company Line of Credit. On February 28, 2008, we entered into a loan agreement for a $25 million line of credit with a regional bank. This line of credit has been used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at December 31, 2008 was $18 million and is included in other investments on the accompanying balance sheet. The $25 million line of credit has a one year term which matures on February 26, 2009, and contained customary affirmative and negative covenants regarding the operations of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 125 basis points. We anticipate this line of credit will be renewed at substantially the same terms and conditions.
Capital Resources. At December 31, 2008 and 2007, our stockholders’ equity amounted to $627.3 million and $466.6 million, respectively. This increase was primarily attributable to receipt of $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP and $38.4 million in comprehensive income, which was composed of $30.6 million in net income together with $7.8 million of net unrealized holding gains associated with our available-for-sale portfolio.

Additionally, during the third quarter of 2008, we received $21.5 million in proceeds from the sale of our common stock . The 2007 increase of $210.6 million was primarily attributable to $183.5 million of common stock issued in connection with the Mid-America acquisition and $24.3 million in comprehensive income, which was composed of $23.0 million in net income and $1.3 million of net unrealized holding gains associated with our available-for-sale portfolio.
During the third quarter of 2008, we sold one million shares of common stock via a private placement to mutual funds and certain other institutional accounts managed by T. Rowe Price Associates, Inc. at $21.50 per share. Proceeds from this sale of common stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National.
On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. In addition to the accrued dividend costs and the accretion of the discount recorded on the preferred stock, which totaled $309,000 during the year ended December 31, 2008, we also accrued $237,000 in franchise tax expense which will be paid to the State of Tennessee as a result of the additional capital acquired through the CPP. Proceeds from this sale of preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National.
The Series A preferred stock sold pursuant to the CPP is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent thereafter. The preferred shares are only redeemable at our option under certain circumstances during the first three years and are redeemable thereafter without restriction. As a result of our participation in the CPP, our capital ratios have been further enhanced.
At December 31, 2008, our Tier 1 risk-based capital ratio was 12.1 percent, our total risk-based capital was 13.5 percent and our leverage ratio was 10.5 percent, compared to 9.6 percent, 10.5 percent and 8.7 percent at December 31, 2007, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. During the year ended December 31, 2008, Pinnacle National paid $5.0 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP (as more fully discussed above). Pinnacle Financial has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.
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
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income to less than a 20 percent decline for a gradual 300 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; to less than a 10 percent decline for a gradual 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months; and to less than a 5 percent decline for a gradual 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months.

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
At December 31, 2008, our model results indicated that we remain asset-sensitive. Asset sensitivity implies that our assets will reprice faster than our liabilities. As a result, an interest rate increase would be beneficial to us as our asset yields would increase at a more rapid rate than the costs of our liabilities. This asset sensitivity is primarily attributable to the absolute low level of rates in the current economic cycle. Our deposit rates are difficult to lower as we have achieved, for many deposit products, “embedded” floors, which basically means that we either are near a zero interest level or competitive pressures do not allow for any meaningful decreases. Due to rate conditions, during 2008, we periodically operated outside of our guidelines for interest rate sensitivity and economic value of equity on a few of the “rates down” interest rate scenarios.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2008 and 2007, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the Federal Home Loan Bank of Cincinnati, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2008, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $184.0 million at the following rates and maturities (dollars in thousands):

		Weighted
		Average
	Scheduled	Interest
	Maturities	Rates
2009	$15,144	5.01%
2010	57,248	3.55%
2011	83	0.00%
2012	30,085	3.51%
2013	20,066	2.67%
Thereafter	61,340	2.93%

	$183,966

Weighted average interest rate		3.36%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. Although there were no amounts outstanding at December 31, 2008, for the year ended December 31, 2008, we averaged borrowings from correspondent banks of $25.8 million under such agreements.
At December 31, 2008, brokered certificates of deposit approximated $585.6 million which represented 14.3% of total fundings compared to $163.2 million and 4.9% at December 31, 2007. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds), Federal Home Loan Bank of Cincinnati advances and Federal funds purchased. Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2008 is as follows (dollars in thousands):

	2008	2007	2006

Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$184,298	$156,071	$141,016
Federal funds purchased	71,643	39,862	-
Holding Company line of credit	18,000	9,000	-
Federal Home Loan Bank advances	15,000	92,804	25,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.38%	2.81%	4.33%
Federal funds purchased	0.68%	3.75%	-
Holding Company line of credit	1.71%	6.25%	-
Federal Home Loan Bank advances	5.01%	4.26%	5.36%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$256,472	$216,321	$166,520
Federal funds purchased	81,545	39,862	9,985
Holding Company line of credit	18,000	9,000	-
Federal Home Loan Bank advances	92,804	92,804	25,000

Average balances for the year:
Securities sold under agreements to repurchase	$196,601	$181,621	$101,144
Federal funds purchased	25,835	5,544	1,260
Holding Company line of credit	13,525	750	-
Federal Home Loan Bank advances	40,561	38,528	6,284

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	1.36%	4.06%	4.28%
Federal funds purchased	2.47%	5.15%	5.26%
Holding Company line of credit	4.19%	6.25%	-
Federal Home Loan Bank advances	4.31%	4.97%	4.70%
At December 31, 2008, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network and other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including entering into an agreement to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in early 2010.
The following table presents additional information about our contractual obligations as of December 31, 2008, which by their terms have contractual maturity and termination dates subsequent to December 31, 2008 (dollars in thousands):

				More
	Next 12	13-36	37-60	than 60
	months	months	months	months	Totals

Contractual obligations:
Certificates of deposit	$1,816,844	$211,214	$9,703	$153	$2,037,914
Securities sold under agreements to repurchase	184,298	-	-	-	184,298
Federal Home Loan Bank advances	15,000	57,149	50,000	61,817	183,966
Line of credit	18,000	-	-	-	18,000
Federal funds purchased	71,643	-	-	-	71,643
Subordinated debt	-	-	-	97,476	97,476
Minimum operating lease commitments	2,055	5,163	5,433	25,915	38,566

Totals	$2,107,840	$273,526	$65,136	$185,361	$2,631,863

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At December 31, 2008, we had outstanding standby letters of credit of $86 million and unfunded loan commitments outstanding of $1.01 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2008, which by their terms have contractual maturity dates subsequent to December 31, 2008 (dollars in thousands):

	Next 12	13-36	37-60	More than
	months	months	months	60 months	Totals

Unfunded commitments:
Lines of credit	$644,033	$129,592	$67,343	$169,385	$1,010,353
Letters of credit	78,272	6,453	1,250	-	85,975

Totals	$722,305	$136,045	$68,593	$169,385	$1,096,328

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
In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after

December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin were effective on January 1, 2008. Pinnacle Financial continues to use the simplified method allowed by SAB 110 for determining the expected term component for share options granted during 2008.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the year ended December 31, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The response to this Item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 50 through 54 and is incorporated herein by reference.

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
Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Pinnacle Financial Partners, Inc.’s independent registered public accounting firm has issued an audit report on Pinnacle Financial Partners Inc.’s internal control over financial reporting. This report appears on page 58 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in note 14 to the consolidated financial statements, the Company changed its method of accounting for split dollar life insurance arrangements as required by EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements in 2008.
As discussed in notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes as required by FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes in 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2009 expressed, an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Nashville, Tennessee
February 19, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited Pinnacle Financial Partners, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 19, 2009 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Nashville, Tennessee
February 19, 2009

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Cash and noninterest-bearing due from banks	$68,388,961	$76,941,931
Interest-bearing due from banks	8,869,680	24,706,966
Federal funds sold	12,994,114	20,854,966

Cash and cash equivalents	90,252,755	122,503,863

Securities available-for-sale, at fair value	839,229,428	495,651,939
Securities held-to-maturity (fair value of $10,642,973 and $26,883,473 at December 31, 2008 and December 31, 2007, respectively)	10,551,256	27,033,356
Mortgage loans held-for-sale	25,476,788	11,251,652

Loans	3,354,907,269	2,749,640,689
Less allowance for loan losses	(36,484,073)	(28,470,207)

Loans, net	3,318,423,196	2,721,170,482

Premises and equipment, net	68,865,221	68,385,946
Other investments	33,616,450	22,636,029
Accrued interest receivable	17,565,141	18,383,004
Goodwill	244,160,624	243,573,636
Core deposit and other intangible assets	16,871,202	17,325,988
Other assets	89,062,703	46,254,566

Total assets	$4,754,074,764	$3,794,170,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$424,756,813	$400,120,147
Interest-bearing	375,992,912	410,661,187
Savings and money market accounts	694,582,319	742,354,465
Time	2,037,914,307	1,372,183,317

Total deposits	3,533,246,351	2,925,319,116
Securities sold under agreements to repurchase	184,297,793	156,070,830
Federal Home Loan Bank advances and other borrowings	201,966,181	101,804,133
Federal Funds purchased	71,643,000	39,862,000
Subordinated debt	97,476,000	82,476,000
Accrued interest payable	8,326,264	10,374,538
Other liabilities	29,820,779	11,653,550

Total liabilities	4,126,776,368	3,327,560,167

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at December 31, 2008, and no shares issued and outstanding at December 31, 2007	88,348,647	-
Common stock, par value $1.00; 90,000,000 shares authorized; 23,762,124 issued and outstanding at December 31, 2008 and 22,264,817 issued and outstanding at December 31, 2007	23,762,124	22,264,817
Common stock warrants	6,696,804	-
Additional paid-in capital	417,040,974	390,977,308
Retained earnings	84,380,447	54,150,679
Accumulated other comprehensive income (loss), net of taxes	7,069,400	(782,510)

Total stockholders’ equity	627,298,396	466,610,294

Total liabilities and stockholders’ equity	$4,754,074,764	$3,794,170,461

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2008	2007	2006

Interest income:
Loans, including fees	$175,128,097	$129,888,784	$92,005,602
Securities:
Taxable	23,431,746	13,961,714	12,614,623
Tax-exempt	5,399,312	3,066,519	2,016,044
Federal funds sold and other	2,122,343	4,014,424	3,059,750

Total interest income	206,081,498	150,931,441	109,696,019

Interest expense:
Deposits	76,998,042	61,671,734	40,032,020
Securities sold under agreements to repurchase	2,666,760	7,371,490	4,329,327
Federal Home Loan Bank advances and other borrowings	12,201,797	6,176,205	4,381,878

Total interest expense	91,866,599	75,219,429	48,743,225

Net interest income	114,214,899	75,712,012	60,952,794
Provision for loan losses	11,213,543	4,719,841	3,732,032

Net interest income after provision for loan losses	103,001,356	70,992,171	57,220,762

Noninterest income:
Service charges on deposit accounts	10,735,080	7,941,029	4,645,685
Investment services	4,923,840	3,455,808	2,463,205
Insurance sales commissions	3,520,205	2,486,884	2,122,702
Gains on loan sales, net	4,044,441	1,858,077	1,868,184
Net gain on sale of premises	1,030,231	75,337	-
Trust fees	2,178,112	1,908,440	1,180,839
Gains on sales of investment securities, net	-	16,472	-
Other noninterest income	8,286,458	4,778,880	3,505,903

Total noninterest income	34,718,367	22,520,927	15,786,518

Noninterest expense:
Salaries and employee benefits	49,396,022	36,145,588	27,469,275
Equipment and occupancy	16,600,272	10,260,915	7,521,602
Other real estate owned	1,403,022	160,367	-
Marketing and other business development	1,915,747	1,676,455	1,234,497
Postage and supplies	2,953,013	1,995,267	1,510,048
Amortization of intangibles	3,100,599	2,144,018	1,783,230
Merger related expense	7,116,770	621,883	1,635,831
Other noninterest expense	11,993,345	7,475,072	5,469,777

Total noninterest expense	94,478,790	60,479,565	46,624,260

Income before income taxes	43,240,933	33,033,533	26,383,020
Income tax expense	12,367,015	9,992,178	8,455,987

Net income	30,873,918	23,041,355	17,927,033
Preferred stock dividends	263,889	-	-
Accretion on preferred stock discount	45,451	-	-

Net income available to common stockholders	$30,564,578	$23,041,355	$17,927,033

Per share information:
Basic net income per common share available to common stockholders	$1.34	$1.43	$1.28

Diluted net income per common share available to common stockholders	$1.27	$1.34	$1.18

Weighted average common shares outstanding:
Basic	22,793,699	16,100,076	13,954,077

Diluted	24,053,972	17,255,543	15,156,837

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the each of the years in the three-year period ended December 31, 2008

								Accumulated
	Preferred			Common	Additional			Other	Total
	Stock	Common Stock		Stock	Paid-in	Unearned	Retained	Comprehensive	Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Compensation	Earnings	Income (Loss)	Equity

Balances, December 31, 2005	-	8,426,551	$8,426,551	-	$44,890,912	$(169,689)	$13,182,291	$(2,893,640)	$63,436,425

Transfer of unearned compensation to additional paid-in capital upon adoption of SFAS 123(R)	-	-	-	-	(169,689)	169,689	-	-	-
Exercise of employee incentive common stock options, common stock warrants and related tax benefits	-	141,168	141,168	-	1,284,724	-	-	-	1,425,892
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	-	22,057	22,057	-	(22,057)	-	-	-	-
Compensation expense for restricted shares	-	-	-	-	465,003	-	-	-	465,003
Compensation expense for stock options	-	-	-	-	1,009,958	-	-	-	1,009,958
Merger with Cavalry Bancorp, Inc.	-	6,856,298	6,856,298	-	164,231,274	-	-	-	171,087,572

Costs to register common stock issued in connection with the merger with Cavalry Bancorp, Inc.	-	-	-	-	(187,609)	-	-	-	(187,609)
Comprehensive income:
Net income	-	-	-	-	-	-	17,927,033	-	17,927,033
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $521,886	-	-	-	-	-	-	-	852,747	852,747

Total comprehensive income									18,779,780

Balances, December 31, 2006	-	15,446,074	$15,446,074	-	$11,502,516	$-	$31,109,324	$(2,040,893)	$256,017,021

Exercise of employee incentive common stock options, stock appreciation rights and related tax benefits	-	99,862	99,862	-	883,429	-	-	-	983,291
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan	-	42,301	42,301	-	(42,301)	-	-	-	-
Compensation expense for restricted shares	-	-	-	-	396,378	-	-	-	396,378
Compensation expense for stock options	-	-	-	-	1,703,441	-	-	-	1,703,441
Merger with Mid-America Bancshares, Inc.	-	6,676,580	6,676,580	-	176,833,242	-	-	-	183,509,822
Costs to register common stock issued in connection with the merger with Mid-America Bancshares, Inc.	-	-	-	-	(299,397)	-	-	-	(299,397)
Comprehensive income:
Net income	-	-	-	-	-	-	23,041,355	-	23,041,355
Net unrealized holding gains on available-for-sale securities, net of deferred tax expense of $762,956	-	-	-	-	-	-	-	1,258,383	1,258,383

Total comprehensive income									24,299,738

Balances, December 31, 2007	-	22,264,817	$22,264,817	-	$390,977,308	$-	$54,150,679	$(782,510)	$466,610,294

Cumulative effect of change in accounting principle due to adoption of EITF 06-4, net of tax	-	-	-	-	-	-	(598,699)	-	(598,699)
Proceeds from sale of common stock (less offering expenses of $45,242)	-	1,000,000	1,000,000	-	20,454,758	-	-	-	21,454,758
Issuance of 95,000 shares of preferred stock and 534,910 common stock warrants, net of expenses	$88,303,196	-	-	$6,696,804	(62,065)	-	-	-	94,937,935

Accretion on preferred stock discount	45,451	-	-	-	-	-	(45,451)	-	-
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	314,434	314,434	-	3,516,569	-	-	-	3,831,003
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan, net of forfeitures	-	183,245	183,245	-	(183,245)	-	-	-	-

Restricted shares withheld for taxes	-	(372)	(372)	-	(9,780)	-	-	-	(10,152)
Compensation expense for restricted shares		-	-		425,050	-	-	-	425,050
Compensation expense for stock options		-	-		1,922,379	-	-	-	1,922,379
Comprehensive Income:
Net income		-	-		-	-	30,873,918	-	30,873,918

Net unrealized holdings gains on securities available for sale, net of deferred tax expense of $4,817,491		-	-		-	-	-	7,851,910	7,851,910

Total comprehensive income									38,725,828

Balances, December 31, 2008	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$-	$84,380,447	$7,069,400	$627,298,396

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006

Operating activities:
Net income	$30,873,918	$23,041,355	$17,927,033
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	726,538	492,280	629,634
Depreciation and amortization	7,285,781	3,810,374	1,382,401
Provision for loan losses	11,213,543	4,719,841	3,732,032
Net gains on sale of premises	(1,030,231)	(75,337)	-
Gains on sales of investment securities, net	-	(16,472)	-
Gain on loan sales, net	(4,044,441)	(1,858,077)	(1,868,184)
Stock-based compensation expense	2,347,429	2,099,819	1,474,961
Deferred tax (benefit) expense	(2,619,989)	3,977,708	(1,164,336)
Losses on other real estate and other investments	1,165,145	-	-
Excess tax benefit from stock compensation	(875,114)	(105,809)	(131,121)
Mortgage loans held for sale:
Loans originated	(293,906,669)	(169,808,372)	(131,971,094)
Loans sold	283,449,870	169,599,685	134,301,622
Increase in other assets	(15,654,171)	(17,471,118)	(6,103,122)
Increase (decrease) in other liabilities	14,701,265	(2,011,851)	(6,303,665)

Net cash provided by operating activities	33,632,874	16,394,026	11,906,161

Investing activities:
Activities in available for sale securities:
Purchases	(531,736,803)	(78,978,057)	(62,760,686)
Sales	-	770,400	-
Maturities, prepayments and calls	200,164,277	51,518,109	35,568,504
Activities in held to maturity securities:
Maturities, prepayments and calls	16,420,000	-	-
Increase in loans, net	(636,979,248)	(386,164,624)	(297,565,733)
Purchases of premises and equipment and software	(9,449,780)	(5,793,535)	(4,649,676)
Proceeds from the sale of premises and equipment	2,821,702	278,278	-
Cash and cash equivalents (used for) provided by acquisitions, net of acquisition costs	(3,800,000)	38,149,471	36,230,539
Increases in other investments	(9,712,133)	(4,905,032)	(6,107,658)

Net cash used in investing activities	(972,271,985)	(385,681,546)	(299,284,710)

Financing activities:
Net increase in deposits	610,090,035	346,584,243	229,745,145
Net increase (decrease) in repurchase agreements	28,226,963	(5,481,091)	75,181,529
Net increase in Federal funds purchased	31,781,000	39,862,000	-
Federal Home Loan Bank:
Issuances	120,531,743	80,000,000	56,000,000
Payments	(29,163,002)	(102,304,513)	(61,540,828)
Net increase in borrowings under lines of credit	9,000,000	9,000,000	-
Proceeds from issuance of subordinated debt	15,000,000	30,928,000	20,619,000
Exercise of common stock warrants	250,000	-	55,000
Exercise of common stock options and stock appreciation rights	3,403,457	877,482	1,239,771
Excess tax benefit from stock compensation	875,114	105,809	131,121
Proceeds from the sale of common stock and common stock warrants, net of expenses	21,454,758	-	-
Proceeds from issuances of preferred stock, net of expenses	94,937,935	-	-
Costs incurred in connection with registration of common stock issued in merger	-	(299,397)	(187,609)

Net cash provided by financing activities	906,388,003	399,272,533	321,243,129

Net increase (decrease) in cash and cash equivalents	(32,251,108)	29,985,013	33,864,580
Cash and cash equivalents, beginning of year	122,503,863	92,518,850	58,654,270

Cash and cash equivalents, end of year	$90,252,755	$122,503,863	$92,518,850

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank headquartered in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of the Nashville-Davidson-Rutherford-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.
     In addition to Pinnacle National, Pinnacle Financial, for the time period following the merger with Mid-America Bancshares, Inc. (“Mid-America”) on November 30, 2007 through February 29, 2008, conducted banking operations through the two banks formerly owned by Mid-America: PrimeTrust Bank in Nashville, Tennessee and Bank of the South in Mt. Juliet, Tennessee. On February 29, 2008, Pinnacle National purchased all of the assets and assumed all of the liabilities of PrimeTrust Bank and simultaneously, through a series of transactions, sold the PrimeTrust Bank charter and rights to operate a branch in Tennessee to an unaffiliated out-of-state third party for $500,000. Pinnacle Financial also merged Bank of the South into Pinnacle National on that date. References to Pinnacle National from and after November 30, 2007 include PrimeTrust Bank and Bank of the South.
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
     Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
     If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.
     Pinnacle Financial’s stock price has historically traded above its book value and tangible book value and was trading above its book value and tangible book value as of December 31, 2008. In the event Pinnacle Financial’s stock price were to trade below its book value and tangible book value, Pinnacle Financial would perform its usual evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in its evaluation that could result in an eventual goodwill impairment charge. Additionally, should Pinnacle Financial’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.
     Pinnacle Financial’s annual assessment date is as of September 30 such that the assessment will be completed during the fourth quarter of each year. No valuation losses were recognized in 2008, 2007 or 2006. Should we determine in a future period that the goodwill recorded in connection with our acquisitions of Mid-America and Cavalry Bancorp, Inc. (“Cavalry”) has been impaired, then a charge to our earnings will be recorded in the period such determination is made.
     Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2008 as follows:

	For the years ended December 31,
	2008	2007	2006

Cash Payments:
Interest	$96,284,366	$76,735,790	$50,752,304
Income taxes	12,600,000	7,900,000	8,280,000
Noncash Transactions:
Common stock, stock appreciation rights, and options issued to acquire Mid-America Bancshares, Inc.	-	183,509,822	-
Common stock and options issued to acquire Cavalry Bancorp, Inc.	-	-	171,087,572
Loans charged-off to the allowance for loan losses	5,133,274	1,341,890	818,467
Loans foreclosed upon with repossessions transferred to other assets	29,127,163	481,915	994,781
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2008 and 2007, net deferred loan costs of $106,000 and net deferred loan fees of $2.8 million, respectively, were included in loans on the accompanying consolidated balance sheets. Net deferred loan fees at December 31, 2008 includes the unamortized discount assigned to the loan portfolio acquired.
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
     The estimated loan loss allocation for all four loan portfolio segments is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the four loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various “environmental” factors.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.
     Pinnacle National is the lessee with respect to several office locations. All such leases are being accounted for as operating leases within the accompanying consolidated financial statements. Several of these leases include rent escalation clauses. Pinnacle National expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2008, the deferred liability associated with these escalating rentals was approximately $583,000 and is included in other liabilities in the accompanying consolidated balance sheets.
     Other investments — In addition to investments in unconsolidated subsidiaries, Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship based on the common stock and surplus (Federal Reserve Bank of Atlanta) or outstanding borrowings (Federal Home Loan Bank of Cincinnati) of Pinnacle National . At December 31, 2008 and 2007, the cost of these investments was $25,389,000 and $15,655,000, respectively. Pinnacle Financial determined that it is not practicable to estimate the fair value of these investments. Additionally, Pinnacle Financial has recorded certain unconsolidated investments in other entities, at fair value, of $1,549,000 and $1,252,000 at December 31, 2008 and 2007. During 2008, Pinnacle Financial recorded a loss of $253,000 due to reductions in the fair value of these investments. These investments are reflected in the accompanying consolidated balance sheets in other investments.
     Securities sold under agreements to repurchase — Pinnacle National routinely sells securities to certain treasury management customers and then repurchases these securities the next day. Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.
     Other Assets — Included in other assets as of December 31, 2008 and 2007, is approximately $1,127,000 and $840,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2008, 2007 and 2006, Pinnacle Financial’s amortization expense was approximately $453,000, $208,000 and $281,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.
     Included in other assets at December 31, 2008 and 2007 is $18,306,000 and $1,673,000, respectively, of other real estate owned (OREO). OREO represents properties acquired by Pinnacle National through loan defaults by customers. The property is recorded at the lower of cost or fair value less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are reflected in non interest income or non interest expense, as applicable. During the years ended December 31, 2008 and 2007, Pinnacle Financial incurred $1,403,000 and $160,000 of expenses related to OREO, of which $912,000 were realized losses on dispositions and holding losses on valuations of these properties during 2008. No such losses were recorded in 2007.
     Pinnacle National is the owner and beneficiary of various life insurance policies on certain key executives and former Cavalry directors, including policies that were acquired in its merger with Cavalry. These policies are reflected in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2008 and 2007, the aggregate cash surrender value of these policies, which is reflected in other assets, was $46.3 million and $33.4 million, respectively.
     Also included in other assets at December 31, 2008 and 2007 is $1,132,000 and $648,000, respectively, which is related to loan participations which have been sold to correspondent banks. These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial. These amounts are amortized

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
against net interest income over the life of the loan. Amortization of these amounts was $358,000, $361,000 and $127,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Derivative Instruments — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133,” all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.
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
     Investment Services and Trust Fees — Investment services and trust fees are recognized when earned. As of December 31, 2008 and 2007, Pinnacle Financial had accumulated approximately $686 million and $878 million, respectively, in brokerage assets under management. Additionally, the trust department had accumulated approximately $588 million and $464 million at December 31, 2008 and 2007, respectively, in trust assets under management.
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
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s financial statements.
     It is Pinnacle Financial’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.
     Pinnacle Financial and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.
     Income Per Common Share — Basic income per share available to common stockholders (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted EPS by application of the treasury stock method.
     As of December 31, 2008 there were 2,211,000 stock options and 11,000 stock appreciation rights outstanding to purchase common shares. As of December 31, 2007 there were 2,384,000 stock options and 15,000 stock appreciation rights outstanding to acquire common shares. Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for each of the years in the three year period ended December 31,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2008. There were common stock options of 626,000 and 327,000 outstanding as of December 31, 2008 and 2007, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of December 31, 2008, 2007 and 2006, Pinnacle Financial had outstanding warrants to purchase 345,000, 395,000 and 395,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for each of the years in the three-year period ended December 31, 2008. Pinnacle Financial had outstanding warrants to purchase 534,910 shares of common stock associated with the U.S. Treasury Capital Purchase Program, were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below.
     The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2008:

	2008	2007	2006

Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$30,564,578	$23,041,355	$17,927,033

Denominator - Average common shares outstanding	22,793,699	16,100,076	13,954,077
Basic net income per share available to common stockholders	$1.34	$1.43	$1.28

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	$30,564,578	$23,041,355	$17,927,033

Denominator - Average common shares outstanding	22,793,699	16,100,076	13,954,077
Dilutive shares contingently issuable	1,260,273	1,155,467	1,202,760

Average diluted common shares outstanding	24,053,972	17,255,543	15,156,837

Diluted net income per share available to common stockholders	$1.27	$1.34	$1.18
     Stock-Based Compensation —Stock-based compensation expense recognized is based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award.
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
     Fair Value Measurement - In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial partially adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The partial adoption of SFAS 157 had no impact on the consolidated financial statements of Pinnacle Financial. SFAS 157 has not been applied to nonfinancial assets and liabilities pursuant to Financial Statement Position, (FSP) FAS 157-2. This standard is applicable for nonfinancial assets and liabilities for fiscal periods beginning after November 30, 2008. There was no cumulative adjustment required upon partial adoption of SFAS 157.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for Pinnacle Financial upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for Pinnacle Financial’s financial statements as of and for the year ended December 31, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on Pinnacle Financial’s financial position or results of operations.
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
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Assets
     Securities - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.

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
     Impaired loans - A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. Impaired loans are classified within level 3 of the hierarchy.
     Other investments - Included in other investments are investments in certain nonpublic private equity funds. The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in level 3 of the valuation hierarchy.
     Other assets - Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements. The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered. Pinnacle Financial reflects these assets within level 3 of the valuation hierarchy. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. Pinnacle Financial reflects these assets within level 2 of the valuation hierarchy.
Liabilities
     Other liabilities - Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements. The fair value of these liabilities is based on information obtained from a third party bank and is reflected within level 2 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008

			Internal	Internal
	Total		models with	models with
	carrying	Quoted	significant	significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters

		(Level 1)	(Level 2)	(Level 3)

Securities available-for-sale	$839,229	$-	$802,739	$36,490
Mortgage loans held-for-sale	25,477	-	25,477	-
Other investments	1,549	-	-	1,549

Other assets	63,734	-	16,309	47,425

Total assets at fair value	$929,989	$-	$844,525	$85,464

Other liabilities	16,431	-	16,431	-

Total liabilities at fair value	$16,431	$-	$16,431	$-

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008

			Internal	Internal
	Total		models with	models with
	carrying	Quoted	significant	significant
	value in the	market prices	observable	unobservable
	consolidated	in an active	market	market
	balance sheet	market	parameters	parameters

		(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,860	$-	$-	$10,860

Total assets at fair value	$10,860	$-	$-	$10,860

Other liabilities	-	-	-	-

Total liabilities at fair value	$-	$-	$-	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in level 3 fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2008 (including the change in fair value) for financial instruments classified by Pinnacle Financial within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Year ended December 31, 2008 (in thousands)	Assets	Liabilities

Fair value, January 1, 2008	$38,287	$-
Total realized and unrealized gains included in income	698	-
Purchases, issuances and settlements, net	46,479	-
Transfers in and/or out of level 3	-	-

Fair value, December 31, 2008	$85,464	$-

Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31, 2008	$698	$-

Note 2. Acquisitions
     Acquisition - Mid-America Bancshares, Inc. On November 30, 2007, Pinnacle Financial consummated its merger with Mid-America, a two-bank holding company headquartered in Nashville, Tennessee.
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), Pinnacle Financial recorded at fair value the following assets and liabilities of Mid-America as of November 30, 2007. The table below details the amounts reported in our consolidated financial statements as of December 31, 2007 and the updated amounts as of December 31, 2008 for changes in the purchase price recorded during the year ended December 31, 2008 due to finalization of purchase accounting estimates (in thousands):

		Changes in
		purchase price
	November 30, 2007	allocation
	purchase price	recorded during	Final purchase
	allocation	2008	price allocation

Mid-America Purchase Price Allocation

Cash and cash equivalents	$60,795	$-	$60,795
Investment securities — available-for-sale	147,766	-	147,766
Loans, net of an allowance for loan losses of $8,695	855,887	-	855,887
Goodwill	129,334	3,208	132,542
Core deposit intangible	8,085	1,351	9,436
Other assets	49,854	139	49,993

Total assets acquired	1,251,721	4,698	1,256,419

Deposits	957,076	-	957,076
Federal Home Loan Bank advances	61,383	-	61,383
Other liabilities	27,107	79	27,186

Total liabilities assumed	1,045,566	79	1,045,645

Total consideration paid for Mid-America	$206,155	$4,619	$210,774

     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $9.4 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
anticipates the life of the underlying deposits to which the intangible is attributable. For the year ended December 31, 2008, approximately $1,133,000 was recognized in the accompanying consolidated statement of income as other noninterest expense, related to this intangible. Amortization expense associated with this identified intangible will approximate $700,000 to $1.1 million per year for the next nine years.
     Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value at the date of acquisition. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into the consolidated statements of income using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities. For the year ended December 31, 2008, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $2.5 million. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, Pinnacle Financial will recognize increases in net interest income related to amortization and accretion of these purchase accounting adjustments of approximately $1.5 million over the next nine years.
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

	Year ended December 31,
	2008	2007
	(unaudited)
Pro Forma Income Statements:
Net interest income	$112,445	$108,357
Provision for loan losses	11,214	14,544
Noninterest income	34,718	29,495
Noninterest expense	94,445	98,631

Net income before income taxes	41,504	24,677
Income tax expense	11,686	8,302
Preferred stock dividend and accretion on preferred stock discount	309	-

Net income available for common stockholders	$29,509	$16,376

Pro Forma Per Share Information:
Basic net income per common share	$1.29	$0.72
Diluted net income per common share	$1.23	$0.68
Weighted average shares outstanding:
Basic	22,793,699	22,776,656
Diluted	24,053,972	23,932,123
     During the years ended December 31, 2008 and 2007, Pinnacle Financial incurred merger related expenses with Mid-America of $7,116,000 and $622,000, respectively. These expenses were directly related to the merger and consisted primarily of retention awards and costs to integrate systems and are reflected on the accompanying consolidated statement of income as merger related expenses.
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
     Acquisition — Cavalry Bancorp, Inc. On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pursuant to the merger agreement, Pinnacle Financial acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of Pinnacle Financial common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. During the year ended December 31, 2006,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinnacle Financial incurred merger related expenses with the Cavalry acquisition of $1.6 million. The accompanying consolidated financial statements include the activities of the former Cavalry since March 15, 2006.
     In accordance with SFAS No. 141, SFAS No. 142, and SFAS No. 147, Pinnacle Financial recorded at fair value the following assets and liabilities of Cavalry as of March 15, 2006 (in thousands):

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
     In accordance with SFAS Nos. 141 and 142, Pinnacle Financial has recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three year period ended December 31, 2008, approximately $2.0 million, $2.1 million and $1.8 million, respectively, was recognized in the accompanying consolidated statements of income as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.6 million to $2.0 million per year for the next four years with a lesser amount for the remaining year.
     During the year ended December 31, 2006, Pinnacle Financial incurred merger integration expense related to the merger with Cavalry of $1,636,000. These expenses were directly related to the merger, recognized as incurred and reflected on the accompanying consolidated statement of income as merger related expense.
     Acquisition - Beach and Gentry. During the third quarter of 2008, Pinnacle National acquired Murfreesboro, Tenn.-based Beach & Gentry Insurance LLC (Beach & Gentry). Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle National, also located in Murfreesboro. In connection with this acquisition we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $60,000 during the year ended December 31, 2008. Additionally, if certain performance thresholds are met over the next three years

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
following the date of acquisition, Pinnacle National will be required to pay up to an additional $1.0 million to the former principal of Beach & Gentry.
Note 3. Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock
     On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP. Additionally, Pinnacle Financial issued 534,910 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $26.64 each and are immediately exercisable and expire 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of Pinnacle Financial under certain circumstances during the first three years and only thereafter without restriction.
     Based on a Black Scholes options pricing model, the common stock warrants have been assigned a fair value of $11.86 per warrant, or $6.7 million in the aggregate, as of December 12, 2008. As a result, $6.7 million has been recorded as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $1.1 million to $1.3 million per year. For purposes of these calculations, the fair value of the common stock warrants as of December 12, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk free interest rate	2.64%
Expected life of options	10 years
Expected dividend yield	0.00%
Expected volatility	30.3%
Weighted average fair value	$11.86
     Pinnacle Financial’s computation of expected volatility is based on weekly historical volatility since September of 2002. The risk free interest rate of the award is based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the stock option issuances in effect at the time of grant.
     As noted $6.7 million was assigned to the common stock warrants, accordingly, $88.3 million (total $95.0 million) has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $95 million over the next five years.
     During the third quarter of 2008, Pinnacle Financial sold one million shares of common stock via a private placement to mutual funds and certain other institutional accounts managed by T. Rowe Price Associates, Inc. at $21.50 per share. Proceeds from this sale of common stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National.
Note 4. Restricted Cash Balances
     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For each of the years ended December 31, 2008 and 2007, the average daily balance maintained at the Federal Reserve was approximately $691,000 and $611,000, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Government agency securities	$62,861,379	$1,561,974	$-	$64,423,353
Mortgage-backed securities	626,414,161	12,140,209	197,086	638,357,284
State and municipal securities	136,727,876	1,454,803	3,357,443	134,825,236
Corporate notes	1,907,722	3,785	287,952	1,623,555

	$827,911,138	$15,160,771	$3,842,481	$839,229,428

Securities held-to-maturity:
U.S. Government agency securities	$1,997,967	$5,593	$-	$2,003,560
State and municipal securities	8,553,289	172,589	86,465	8,639,413

	$10,551,256	$178,182	$86,465	$10,642,973

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Government agency securities	$69,481,328	$199,761	$18,526	$69,662,563
Mortgage-backed securities	297,909,174	1,237,808	1,441,636	297,705,346
State and municipal securities	127,220,978	208,241	1,523,412	125,905,807
Corporate notes	2,415,782	-	37,559	2,378,223
	—
	$497,027,262	$1,645,810	$3,021,133	$495,651,939

Securities held-to-maturity:
U.S. Government agency securities	$17,747,589	$4,436	$-	$17,752,025
State and municipal securities	9,285,767	23,175	177,494	9,131,448

	$27,033,356	$27,611	$177,494	$26,883,473

     Pinnacle Financial had no sales of investment securities during the year ended December 31, 2008. Pinnacle Financial realized approximately $16,000 in net gains from the sale of $770,000 of available-for-sale securities during the year ended December 31, 2007. There were no losses on the sale of securities during the year ended December 31, 2007. Pinnacle Financial had no sales of investment securities in 2006.
     At December 31, 2008, approximately $650.4 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
     The amortized cost and fair value of debt securities as of December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
		Fair	Amortized	Fair
	Amortized Cost	Value	Cost	Value

Due in one year or less	$8,974,164	$8,964,678	$480,604	$484,182
Due in one year to five years	19,111,800	19,492,986	8,496,057	8,555,824
Due in five years to ten years	81,462,315	82,672,774	1,574,595	1,602,967
Due after ten years	91,948,698	89,741,706	-	-

	$201,496,977	$200,872,144	$10,551,256	$10,642,973

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2008 and 2007, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At December 31, 2008:

U.S. government agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	29,622,695	119,315	2,520,127	77,771	32,142,822	197,086
State and municipal securities	28,560,915	1,095,573	32,466,087	2,348,335	61,027,002	3,443,908
Corporate notes	242,520	157,480	859,475	130,472	1,101,995	287,952

Total temporarily-impaired securities	$58,426,130	$1,372,368	$35,845,689	$2,556,578	$94,271,819	$3,928,946

At December 31, 2007:

U.S. government agency securities	$13,942,078	$4,126	$2,985,600	$14,400	$16,927,678	$18,526
Mortgage-backed securities	51,240,090	181,098	97,593,453	1,260,538	148.833.543	1.441.636
State and municipal securities	54,467,544	1,214,835	35,481,739	486,071	89,949,283	1,700,906
Corporate notes	527,115	300	1,451,108	37,259	1,978,223	37,559

Total temporarily-impaired securities	$120,176,827	$1,400,359	$137,511,900	$1,798,268	$257,688,727	$3,198,627

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted above were primarily attributable to increases in interest rates and not attributable to credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.
Note 6. Loans and Allowance for Loan Losses
     The composition of loans at December 31, 2008 and 2007 is summarized in the table below. Certain loans have been reclassified at December 31, 2007 to be consistent with the December 31, 2008 classification.

	2008	2007

Commercial real estate – Mortgage	$963,530,444	$710,545,533
Consumer real estate – Mortgage	675,605,596	539,768,302
Construction and land development	658,798,934	582,958,584
Commercial and industrial	966,562,521	794,419,213
Consumer and other	90,409,774	121,949,057

Total Loans	3,354,907,269	2,749,640,689
Allowance for loan losses	(36,484,073)	(28,470,207)

Loans, net	$3,318,423,196	$2,721,170,482

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2008 and 2007:

	2008	2007

Trucking industry	$99,653,000	$109,118,000
Lessors of nonresidential buildings	406,798,000	249,959,000
Lessors of residential buildings	159,261,000	135,413,000
Land subdividers	319,701,000	283,327,000
New housing operative builders	261,625,000	269,744,000
New single family housing construction	58,018,000	104,980,000
     Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2008 are as follows:

	2008	2007	2006

Balance at beginning of period	$28,470,207	$16,117,978	$7,857,774
Charged-off loans	(5,133,274)	(1,341,890)	(818,467)
Recovery of previously charged-off loans	1,933,597	279,491	244,343
Allowance from Mid-America acquisition	-	8,694,787	-
Allowance from Cavalry acquisition	-	-	5,102,296
Provision for loan losses	11,213,543	4,719,841	3,732,032

Balance at end of period	$36,484,073	$28,470,207	$16,117,978

     At December 31, 2008 and 2007, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $10,860,000 and $19,677,000 at December 31, 2008 and 2007, respectively. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $1,574,000, $485,000 and $283,000 for each of the years in the three-year period ended December 31, 2008, respectively. For each of the years in the three year period ended December 31, 2008, the average balance of impaired loans was $15,694,000, $5,747,000 and $2,735,000, respectively. As all loans that are deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any impaired loans during the three year period ended December 31, 2008. At December 31, 2008, Pinnacle Financial allocated approximately $2,026,000 of its allowance for loan losses for loans considered to be impaired. At December 31, 2007, Pinnacle Financial allocated approximately $50,000 of its allowance for loan losses for loans considered to be impaired.
     At December 31, 2008, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $36,795,000 to certain directors, executive officers, and their related entities, of which $28,585,000 had been drawn upon. At December 31, 2007, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $27,653,000 to certain directors, executive officers, and their related entities, of which approximately $18,467,000 had been drawn upon. During 2008, $15,485,000 of new loans and extensions on existing lines were made and repayments totaled $5,367,000. During 2006, $2,493,000 of new loans were made, $2,473,000 of loans were purchased through the Mid-America acquisition, and repayments totaled $1,487,000. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved. None of these loans to certain directors, executive officers, and their related entities, were impaired at December 31, 2008 or 2007.
     During the three-year period ended December 31, 2008, Pinnacle Financial sold participations in certain loans to correspondent banks and other investors at an interest rate that was less than that of the borrower’s rate of interest. In accordance with U.S. generally accepted accounting principles, Pinnacle Financial recognized a net gain on the sale of these participated loans for each of the years in the three year period ended December 31, 2008 of $276,000, $239,000 and $420,000, respectively, which is attributable to the present value of the future net cash flows of the

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans. At December 31, 2008, Pinnacle Financial was servicing $133.3 million of loans for correspondent banks and other entities, of which $125.4 million were commercial loans.
     At December 31, 2008 and 2007, Pinnacle Financial had $25.5 million and $11.3 million in mortgage loans held-for-sale. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle National prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During 2008, Pinnacle Financial recognized $3.8 million in gains on the sale of $283.5 million in mortgage loans held-for-sale, compared to $1.6 million in gains on the sale of $170.0 million in mortgage loans held-for-sale in 2007.
     At December 31, 2008, Pinnacle Financial owned $18,306,000 in other real estate which had been acquired, usually through foreclosure, from borrowers compared to $1,673,000 at December 31, 2007. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. Other real estate is included in Other assets on the consolidated balance sheet. During the years ended December 31, 2008 and 2007, Pinnacle Financial incurred $1,403,000 and $160,000 of expenses related to OREO, of which $912,000 were realized losses on dispositions and holding losses on valuations of these properties during 2008. No such losses were recorded in 2007.
Note 7. Premises and Equipment and Lease Commitments
     Premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	Range of Useful Lives	2008	2007

Land	-	$16,987,937	$15,365,882
Buildings	15 to 30 years	40,802,299	41,255,704
Leasehold improvements	15 to 20 years	4,567,108	5,087,210
Furniture and equipment	3 to 15 years	33,474,537	26,910,636

		95,831,881	88,619,432
Accumulated depreciation		(26,966,660)	(20,233,486)

		$68,865,221	$68,385,946

     Depreciation and amortization expense was approximately $6,733,000, $3,884,000 and $2,702,000 for each of the years in the three-year period ended December 31, 2008.
     Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2008, 2007 and 2006 totaled $1,785,000, $1,346,000 and $1,161,000, respectively. At December 31, 2008, the approximate future minimum lease payments due under the aforementioned operating leases for their base term is as follows:

2009	$2,055,221
2010	2,295,958
2011	2,866,572
2012	2,817,515
2013	2,615,716
Thereafter	25,915,454

$38,566,436

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Deposits
     At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$1,816,843,812
2010	180,673,314
2011	30,541,114
2012	6,760,751
2013	2,942,316
2014	53,000
2015	100,000

$2,037,914,307

     Additionally, at December 31, 2008 and 2007, approximately $1,467,472,000 and $1,000,302,000, respectively, of time deposits had been issued in denominations of $100,000 or greater.
     At December 31, 2008 and 2007, Pinnacle Financial had $1.6 million and $4.9 million, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Note 9. Federal Home Loan Bank Advances and Other Borrowings
     Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) and as a result, is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists Pinnacle National in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans with an aggregate carrying value of $257,355,000 as collateral under the borrowing agreements with the FHLB.
     At December 31, 2008 and 2007, Pinnacle Financial had received advances from the FHLB totaling $183,966,000 and $92,804,000, respectively. At December 31, 2008, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled	Weighted average
	Maturities	interest rates

2009	$15,144,000	5.01%
2010	57,248,424	3.55%
2011	83,000	0.00%
2012	30,085,000	3.51%
2013	20,066,000	2.67%
Thereafter	61,339,757	2.93%

	$183,966,181

Weighted average interest rate		3.36%
     At December 31, 2008, Pinnacle National has accommodations which allow it to purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2008, the balance owed these correspondents amounted to $71,643,000 under these arrangements. At December 31, 2007, the balance owed these correspondents amounted to $39,862,000 under these arrangements.
     At December 31, 2008, Pinnacle Financial had a loan agreement related to a $25 million line of credit with a regional bank. This line of credit was originated in February of 2008 and is used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at December 31, 2008 was $18 million. The $25 million line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 125 basis points. Pinnacle Financial believes it is in compliance with all covenants related to this line of credit. At December 31, 2007, Pinnacle Financial had a separate loan agreement related to a $9 million fully funded line of credit with another financial institution. This line of credit was paid in full in February of 2008 with borrowings from the aforementioned regional bank line of credit.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2008, Pinnacle Financial had $85,770,000 in borrowing availability with the FHLB and other correspondent banks with whom its subsidiary banks have arranged lines of credit.
Note 10. Investments in Affiliated Companies and Subordinated Debt
     On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. This loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as 100% Tier 2 capital for regulatory capital purposes until 2010 and at a decreasing percentage each year thereafter. This additional capital will be utilized to support our anticipated growth.
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
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.30% at December 31, 2008) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum through September 30, 2010 at which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.11% at December 31, 2008) which is set each quarter and mature on September 30, 2036.  The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.35% at December 31, 2008) which is set each quarter and mature on September 30, 2037.
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
     Subject to approval by the Federal Reserve Bank of Atlanta and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV.  The Trust Preferred Securities may also be redeemed, subject to the limitations imposed under the CPP, at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to Federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
     The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations.  Debt issuance costs associated with Trust I of $120,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II; Trust III or Trust IV.
     Combined summary financial information for the Trusts follows (dollars in thousands):
Combined Summary Balance Sheets

	December 31,	December 31,
	2008	2007

Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$-	$-

Stockholder’s equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476

Total stockholder’s equity	82,476	82,476

Total liabilities and stockholder’s equity	$82,476	$82,476

Combined Summary Income Statement

	Year ended December 31,
	2008	2007	2006

Income – Interest income from subordinated debentures issued by Pinnacle Financial	$4,903	$3,965	$2,504

Net Income	$4,903	$3,965	$2,504

Combined Summary Statement of Stockholder’s Equity

	Trust	Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity

Balances, December 31, 2005	$30,000	$929	$-	$30,929
Net income	-	-	2,504	2,504
Issuance of trust preferred securities	20,000	619	-	20,619
Dividends:
Trust preferred securities	-	-	(2,428)	(2,428)
Common paid to Pinnacle Financial	-	-	(76)	(76)

Balances, December 31, 2006	$50,000	$1,548	$-	$51,548
Net income	-	-	3,965	3,965
Issuance of trust preferred securities	30,000	928	-	30,928
Dividends:
Trust preferred securities	-	-	(3,847)	(3,847)
Common paid to Pinnacle Financial	-	-	(118)	(118)

Balances, December 31, 2007	$80,000	$2,476	$-	$82,476
Net income	-	-	4,903	4,903
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(4,756)	(4,756)
Common paid to Pinnacle Financial	-	-	(147)	(147)

Balances, December 31, 2008	$80,000	$2,476	$-	$82,476

Note 11. Income Taxes
     FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods. Pinnacle Financial adopted the provisions of FIN 48, on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of December 31, 2008, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters. The Company does not anticipate any

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
material increase or decrease in unrecognized tax benefits during 2009 relative to any tax positions taken prior to December 31, 2008.
     As of December 31, 2008, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. It is Pinnacle Financial’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.
     Pinnacle Financial and its subsidiaries file a consolidated U.S. Federal and state of Tennessee income tax returns. Pinnacle Financial is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008, and the state of Tennessee for the years ended December 31, 2005 through 2008.
     Income tax expense attributable to income from continuing operations for each of the years in the three-year period ended December 31, 2008 consists of the following:

	2008	2007	2006

Current tax expense (benefit):
Federal	$14,830,936	$6,422,436	$9,073,193
State	156,068	(407,966)	547,130

Total current tax expense	14,987,004	6,014,470	9,620,323

Deferred tax expense (benefit):
Federal	(2,071,411)	3,318,644	(971,418)
State	(548,578)	659,064	(192,918)

Total deferred tax expense (benefit)	(2,619,989)	3,977,708	(1,164,336)

	$12,367,015	$9,992,178	$8,455,987

     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2008 is as follows:

	2008	2007	2006

Income taxes at statutory rate	$15,134,326	$11,561,737	$9,234,057
State tax expense, net of federal tax effect	(259,056)	163,214	230,238
Federal tax credits	(360,000)	(360,000)	(300,000)
Tax-exempt securities	(1,703,794)	(889,716)	(602,100)
Bank owned life insurance	(301,020)	(220,904)	(170,777)
Insurance premiums	(370,782)	(304,807)	(91,049)
Other items	227,341	42,654	155,618

Income tax expense	$12,367,015	$9,992,178	$8,455,987

     The effective tax rate for all years is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for each of the years in the three year period ended December 31, 2008 and 2007 was $360,000 and $300,000 in 2006. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program, and therefore has reflected the impact of the credits in it estimated annual effective tax rate for 2008, 2007 and 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Loan loss allowance	$14,266,271	$11,104,038
Loans	564,842	1,398,865
Securities	-	485,398
Accrued liability for supplemental retirement agreements	438,049	433,049
Deposits	301,448	1,156,680
Restricted stock and stock options	1,235,124	559,888
FHLB discount	265,316	346,402
Mid-America organization costs	276,484	298,169
Net operating loss carryforward	-	1,662,445
Other deferred tax assets	1,480,253	546,491

Total deferred tax assets	18,827,787	17,991,425

Deferred tax liabilities:
Depreciation and amortization	4,912,718	5,620,575
Core deposit intangible asset	6,144,146	6,803,830
Securities	4,343,963	-
REIT dividends	68,054	266,981
FHLB dividends	987,824	853,829
Other deferred tax liabilities	1,023,654	838,845

Total deferred tax liabilities	17,480,359	14,384,060

Net deferred tax assets	$1,347,428	$3,607,365

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at December 31, 2008 is as follows:

Commitments to extend credit	$1,010,353,000
Standby letters of credit	85,975,000
     At December 31, 2008, the fair value of Pinnacle Financial’s standby letters of credit was $325,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Visa Litigation – Pinnacle National is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc. (Visa), for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Pinnacle National’s indemnification obligation is limited to its membership proportion of Visa USA. On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report to the SEC on Form 10-K for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. Accordingly, Pinnacle National expensed and recognized a contingent liability in the amount of $145,000 as an estimate for its membership proportion of the American Express settlement and the potential Discover settlement, as well as its membership proportion of the amount that Pinnacle National estimates will be required for Visa to settle the remaining covered litigation. During the fourth quarter of 2008, Pinnacle National expensed and recognized an additional $28,000 contingent liability for the revised estimated settlement of Visa’s Discover litigation.
     Visa completed an initial public offering (IPO) in March 2008. Visa used a portion of the proceeds from the IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Pinnacle Financial recognized a pre-tax gain of $140,000 on redemption proceeds received from Visa, Inc. and reversed $63,000 of the $173,000 litigation expense recognized as its pro-rata share of the $3.0 billion escrow funded by Visa, Inc. The timing for ultimate settlement of all covered litigation is not determinable at this time.
Note 13. Director and Officer Common Stock Warrants
     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of Pinnacle Financial’s Board of Directors and two other organizers of Pinnacle Financial were awarded in 2000 warrants to acquire 406,000 shares of common stock at $5.00 per share in connection with guarantees of organizational expenses. During 2008, 50,000 warrants were exercised and, as a result, 345,000 unexercised warrants were outstanding and exercisable at December 31, 2008. The outstanding warrants expire August 17, 2010.
Note 14. Salary Deferral Plans and Cavalry Supplemental Executive Retirement Agreements
     Pinnacle Financial has 401(k) retirement plans (the “401k Plans) covering all employees who elect to participate, subject to certain eligibility requirements. The Plans allow employees to defer up to 15% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% in Pinnacle Financial stock during 2008, 2007 and 2006. Subsequent to the merger with Cavalry, from March 15, 2006 through December 29, 2006, certain employees participated in the Cavalry Bancorp 401(k) plan. On December 29, 2006, the Cavalry Bancorp 401(k) plan was merged into the Pinnacle Financial 401(k) plan. Subsequent to the merger with Mid-America, from November 30, 2007 through December 31, 2007, certain employees participated in the Bank of the South 401(k) Plan and the PrimeTrust 401(k) Plan. The Bank of the South 401(k) Plan and the PrimeTrust 401(k) were merged into the Pinnacle Financial 401(k) plan on January 1, 2008. Pinnacle Financial’s expense associated with the matching component of the plan(s) for each of the years in the three-year period ended December 31, 2008 was approximately $996,000, $762,000 and $259,000, respectively, and is included in the accompanying consolidated statements of income in salaries and employee benefits expense.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Pinnacle National serves as the Trustee of the Cavalry ESOP. During 2008 and 2007, Pinnacle National assessed the Cavalry ESOP no fees as Trustee. Additionally, Pinnacle National incurred administrative expenses of $10,000 and $27,000, respectively, primarily auditing and consulting expenses, to maintain the plan.
     Prior to the merger with Pinnacle Financial, Cavalry had adopted nonqualified noncontributory supplemental retirement agreements (the “Cavalry SRAs”) for certain directors and executive officers of Cavalry. Cavalry invested in and, as a result of the Cavalry merger, Pinnacle Financial is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy value. When a participant retires, the accumulated gains on the policy allocated to such participant, if any, will be distributed to the participant in equal installments for 15 years (the “Primary Benefit”). In addition, any annual gains after the retirement date of the participant will be distributed on an annual basis for the lifetime of the participant (the “Secondary Benefit”). As a result of the merger with Pinnacle Financial, all participants became fully vested in the Cavalry SRAs. No new participants have been added to the Cavalry SRAs as a result of the merger with Pinnacle Financial.
     The Cavalry SRAs also provide the participants with death benefits, which is a percentage of the net death proceeds for the policy, if any, applicable to the participant. The death benefits are not taxable to Pinnacle Financial or the participant’s beneficiary.
     Pinnacle Financial recognized approximately $59,000 in compensation expense in each of the years ended December 31, 2008 and 2007 related to the Cavalry SRAs. During 2007, compensation expense related to the Cavalry SRAs was reduced by $330,000 due to Pinnacle Financial offering a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement. Two individuals remain as participants in the Cavalry SRAs. Additionally, Pinnacle Financial incurred approximately $4,000 and $6,000 in administrative expenses to maintain the Cavalry SRA during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, included in other liabilities is $1,117,000 and $1,104,000, respectively, which represents the net present value of the future obligations owed the remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2008 and 2007.
     In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. On January 1, 2008, Pinnacle Financial accounted for this EITF as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment of $599,000 to beginning retained earnings, net of tax.
Note 15. Stock Options, Stock Appreciation Rights and Restricted Shares
     Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At December 31, 2008, there were 440,016 shares available for issue under these plans.

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
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,835 Pinnacle shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $6.63 per share and $21.37 per share. At December 31, 2008, there were 92,318 shares available for issue under the Mid-America Plans to associates of Pinnacle Financial or Pinnacle National that were associates of Mid-America or its affiliates at the time of the merger.
Common Stock Options and Stock Appreciation Rights
     As of December 31, 2008, of the 2,211,000 stock options and 11,000 stock appreciation rights outstanding, 1,236,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 986,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder. All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant. All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the activity within the equity incentive plans during each of the years in the three year period ended December 31, 2008 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2005	1,242,393	$9.78
Additional stock option grants resulting from assumption of the Cavalry Plan	195,551	10.80
Granted	365,519	24.00
Exercised	(130,168)	9.69
Forfeited	(14,836)	15.45

Outstanding at December 31, 2006	1,658,459	$12.93

Additional stock option grants and stock appreciation rights resulting from assumption of the Mid-America Plan	487,835	14.54
Granted	376,543	30.66
Stock options exercised	(99,741)	8.68
Stock appreciation rights exercised (2)	(465)	21.37
Forfeited	(23,808)	28.00

Outstanding at December 31, 2007	2,398,823	$16.84

Granted	163,360	21.51
Stock options exercised	(264,104)	12.81
Stock appreciation rights exercised (3)	(3,738)	15.60
Forfeited	(72,421)	23.76

Outstanding at December 31, 2008	2,221,920	$17.41	5.99	$28,310

Outstanding and expected to vest at December 31, 2008	2,189,698	$17.24	5.96	$28,243

Options exercisable at December 31, 2008	1,483,381	$12.68	5.05	$24,656

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $29.81 per common share for the 1.8 million options and stock appreciation rights that were in-the-money at December 31, 2008.

(2)	The 465 stock appreciation rights exercised during 2007 settled in 121 shares of Pinnacle Financial common stock.

(3)	The 3,738 stock appreciation rights exercised during 2008 settled in 1,208 shares of Pinnacle Financial common stock.
     During the year ended December 31, 2008, 226,916 option awards vested at an average exercise price of $24.22 and an intrinsic value of approximately $6.4 million.
     During each of the years in the three year period ended December 31, 2008, the aggregate intrinsic value of options and stock appreciation rights exercised under our equity incentive plans was $3,409,000, $2,067,000 and $1,694,000, respectively, determined as of the date of option exercise. As of December 31, 2008, there was approximately $5.3 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.93 years.
     Pinnacle Financial adopted SFAS No. 123(R) using the modified prospective transition method on January 1, 2006. Accordingly, during the years ended December 31, 2008 and 2007, we recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimated using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2008 and 2007 has been reduced for estimated forfeitures. The impact on our results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the years ended December 31, 2008 and 2007 was as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Awards granted
	With
	the intention to be
	classified
	as incentive stock	Non-qualified stock
	options	option awards	Totals

For the year ended December 31,2008:
Stock-based compensation expense	$308,901	$1,613,478	$1,922,379
Deferred income tax benefit	-	632,967	632,967

Impact of stock-based compensation expense after deferred income tax benefit	$308,901	$980,511	$1,289,412

Impact on earnings per share:
Basic –weighted average shares outstanding	$0.01	$0.04	$0.06

Fully diluted – weighted average shares outstanding	$0.01	$0.04	$0.05

For the year ended December 31,2007:
Stock-based compensation expense	$481,009	$1,222,432	$1,703,441
Deferred income tax benefit	-	479,560	479,560

Impact of stock-based compensation expense after deferred income tax benefit	$481,009	$742,872	$1,223,881

Impact on earnings per share:
Basic –weighted average shares outstanding	$0.03	$0.05	$0.08

Fully diluted – weighted average shares outstanding	$0.03	$0.04	$0.07

For the year ended December 31,2006:
Stock-based compensation expense	$586,924	$423,034	$1,009,958
Deferred income tax benefit	-	165,956	165,956

Impact of stock-based compensation expense after deferred income tax benefit	$586,924	$257,078	$844,002

Impact on earnings per share:
Basic –weighted average shares outstanding	$0.04	$0.02	$0.06

Fully diluted – weighted average shares outstanding	$0.04	$0.02	$0.06

     For purposes of these calculations, the fair value of options granted for each of the years in the three-year period ended December 31, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

	2008	2007	2006

Risk free interest rate	3.20%	4.70%	4.65%
Expected life of options	6.50 years	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	28.5%	21.1%	23.1%
Weighted average fair value	$7.76	$10.57	$10.44
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
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards or stock appreciation rights outstanding as of December 31, 2008 under the 2004 Equity Incentive Plan. During the three-year period ended December 31, 2008, Pinnacle Financial awarded 22,457 shares in 2006, 42,551 shares in 2007, and 190,468 shares in 2008 of restricted common stock awards to certain Pinnacle Financial associates and outside directors.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of activity for unvested restricted share awards for the years ended December 31, 2008, 2007, and 2006 follows:

		Grant Date
		Weighted-
		Average
	Number	Cost

Unvested at December 31, 2005	18,930	$24.77

Shares awarded	22,457	33.01
Restrictions lapsed and shares released to associates/directors	(6,739)	24.68
Shares forfeited	(400)	25.00

Unvested at December 31, 2006	34,248	$30.19

Shares awarded	42,551	29.16
Restrictions lapsed and shares released to associates/directors	(16,760)	28.45
Shares forfeited	-	-

Unvested at December 31, 2007	60,039	$29.94

Shares awarded	190,468	23.30
Restrictions lapsed and shares released to associates/directors	(11,153)	27.56
Shares forfeited	(7,473)	25.20

Unvested at December 31, 2008	231,881	$24.76

     Status of 2006 Restricted Share Awards: There were 22,457 restricted share awards granted during 2006. The following discusses the current status of these awards:
- The forfeiture restrictions on 18,057 restricted share awards granted to associates in 2006 lapsed in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period), excluding the impact of any merger related expenses in 2006 and thereafter. The 2006 performance targets were met and the restrictions on 6,021 shares lapsed. The performance targets for the 2007 and 2008 performance targets were not met. Additionally, the cumulative three-year performance target for the three year period ended December 31, 2008 was also not met. Consequently, the remaining 12,036 shares were forfeited in January 2009.
- During 2006, 4,400 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapsed on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each board member received an award of 400 shares. All board members who had been granted these restricted shares met their attendance goals with the exception of one outside board member who resigned his board seat during 2006 and forfeited his restricted share award in July 2006.
     Status of 2007 Restricted Share Awards: There were 42,551 restricted share awards granted during 2007. The following discusses the current status of these awards:
- The forfeiture restrictions on 25,296 restricted share awards granted to associates in 2007 lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period), excluding the impact of any merger related expenses in 2007 and thereafter. The 2007 and 2008 performance targets were not met and, as a result, for the restrictions on these shares to lapse, a cumulative three-year performance target for the three year period ended December 31, 2009 will be required to be met, otherwise these shares are subject to forfeiture.
- The forfeiture restrictions on 14,025 restricted share awards lapse in five traunches on the anniversary date of the grant so long as Pinnacle Financial is profitable for that year. During 2008, the restrictions on 2,725 of these shares lapsed.
- During 2007, 3,230 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapsed on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each board member

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
received an award of 323 shares. All board members who had been granted these restricted shares met their attendance goals.
     Status of 2008 Restricted Share Awards: There were 190,468 restricted share awards granted during 2008. The following discussed the current status of these awards:
- The forfeiture restrictions on 26,805 restricted share awards granted to associates in 2008 lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period), excluding the impact of any merger related expenses in 2008 and thereafter. The 2008 performance targets were not met and, as a result, for the restrictions on these shares to lapse, a cumulative three-year performance target for the three year period ended December 31, 2010 will be required to be met, otherwise these shares are subject to forfeiture.
- The forfeiture restrictions on another 26,805 restricted share awards lapse in equal annual traunches on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier so long as Pinnacle Financial is profitable for that year. Approximately 10% of these shares vested in January 2009.
- The forfeiture restrictions on 127,095 restricted share awards lapse in five traunches on the anniversary date of the grant so long as Pinnacle Financial is profitable for that year. In January 2009, the restrictions on 12,945 of these shares lapsed. During 2008, 5,300 of these shares were forfeited.
- During 2008, 9,763 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each board member received an award of 751 shares. All board members who had been granted these restricted shares met their attendance goals with the exception of one outside board member who resigned his board seat during 2008 and forfeited his restricted share award.
     Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. During the years ended December 31, 2008 and 2007, $328,000 and $54,000, respectively, in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.
     A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2008, follows:

	2008	2007	2006

Stock-based compensation expense	$425,050	$396,378	$465,003
Income tax benefit	166,747	155,499	182,421

Impact of stock-based compensation expense, net of income tax benefit	$258,303	$240,879	$282,582

Impact on earnings per share:
Basic - weighted average shares outstanding	$0.01	$0.01	$0.02

Fully diluted - weighted average shares outstanding	$0.01	$0.01	$0.02

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     A summary of Pinnacle Financial’s interest rate swaps as of December 31, 2008 is included in the following table (in thousands):

	December 31, 2008
		Estimated Fair
	Notional Amount	Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$156,086	$16,309
Pay variable / receive fixed swaps	156,086	(16,431)

Total	$312,172	$(122)

Note 17. Employment Contracts
     Pinnacle Financial has entered into, and subsequently amended, four continuously automatic-renewing three-year employment agreements with four of its senior executives, the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer. These agreements, as amended, will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify that in certain defined “Terminating Events,” Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses. These Terminating Events include disability, cause, without cause and other events. In connection with the CPP, the agreements were modified to comply with certain limitations specified in the CPP for payment upon certain terminations of employment.
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
Note 18. Related Party Transactions
     A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For each of the years in the three year period ended December 31, 2008, Pinnacle Financial incurred approximately $287,000, $309,000 and $195,000, respectively, in expense for services rendered by this public relations company. Another director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.
     During 2004, Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”), acquired a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. An employee of Pinnacle National also owns a 24.5% interest in Collateral Plus, LLC. PCEH’s 24.5% ownership of Collateral Plus, LLC resulted in pre-tax earnings of $95,000 in 2008, $274,000 in 2007 and $120,000 in 2006.
     Also see “Note 6-Loans and Allowance for Loan Losses” concerning loans and other extensions of credit to certain directors, officers, and their related entities.
Note 19. Fair Value of Financial Instruments
     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
Mortgage Loans Held for Sale — The carrying amount of mortgage loans held-for-sale represent their fair value.
Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
Deposits, Securities Sold Under Agreements to Repurchase, Advances from the Federal Home Loan Bank and other borrowings and Subordinated Debt - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities. For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.
Federal Funds Purchased - The carrying amounts of federal funds purchased approximate their fair value.
Financial derivatives - The carrying amounts of financial derivatives represent their fair value based on information from a third party.
Off-Balance Sheet Instruments - The fair values of Pinnacle Financial’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to Pinnacle Financial until such

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commitments are funded. Pinnacle Financial has determined that the fair value of commitments to extend credit is not significant.
     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at December 31, 2008 and 2007 were as follows (in thousands):

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, and Federal funds sold	$90,253	$90,253	$122,504	$122,504
Securities available-for-sale	839,229	839,229	495,652	495,652
Securities held-to-maturity	10,551	10,643	27,033	26,883
Mortgage loans held-for-sale	25,477	25,477	11,252	11,252
Loans, net	3,318,423	3,338,609	2,721,170	2,705,663
Derivative assets	16,309	16,309	504	504

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,717,544	$3,727,094	$3,081,390	$3,077,828
Federal Home Loan Bank advances and other borrowings	201,966	205,297	101,804	101,576
Federal Funds Purchased	71,643	71,643	39,862	39,862
Subordinated debt	97,476	104,268	82,476	83,293
Derivative liabilities	16,431	16,431	504	504

	Notional		Notional
	Amount		Amount
Off-balance sheet instruments:
Commitments to extend credit	$1,010,353	$-	$833,893	$-
Standby letters of credit	85,975	325	98,305	234
Note 20. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. During the year ended December 31, 2008, Pinnacle National paid dividend payments of $5.0 million to Pinnacle Financial to fund Pinnacle Financial’s interest payments due on its subordinated indebtedness. At December 31, 2008, pursuant to federal banking regulations, Pinnacle National had approximately $53.9 million of net retained profits from the previous two years available for dividend payments to Pinnacle Financial.
     Pinnacle Financial and its banking subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and its banking subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2008 and December 31, 2007, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2008

Total capital to risk weighted assets:
Pinnacle Financial	$498,175	13.53%	$294,636	8.0%	not applicable
Pinnacle National	$424,798	11.58%	$293,562	8.0%	$366,953	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$446,635	12.13%	$147,318	4.0%	not applicable
Pinnacle National	$373,258	10.17%	$146,781	4.0%	$220,172	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$446,635	10.47%	$170,700	4.0%	not applicable
Pinnacle National	$373,258	8.75%	$170,717	4.0%	$213,396	5.0%

At December 31, 2007

Total capital to risk weighted assets:
Pinnacle Financial	$322,146	10.4%	$248,263	8.0%	not applicable
Pinnacle National	$214,201	10.1%	$169,825	8.0%	$212,282	10.0%
PrimeTrust Bank	$56,822	10.1%	$45,026	8.0%	$56,283	10.0%
Bank of the South	$41,946	10.4%	$32,155	8.0%	$40,193	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$293,676	9.5%	$124,132	4.0%	not applicable
Pinnacle National	$194,804	9.2%	$84,913	4.0%	$127,369	6.0%
PrimeTrust Bank	$51,550	9.2%	$22,513	4.0%	$33,770	6.0%
Bank of the South	$38,089	9.5%	$16,077	4.0%	$24,116	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$293,676	11.6%	$101,515	4.0%	not applicable
Pinnacle National	$194,804	8.5%	$91,273	4.0%	$114,091	5.0%
PrimeTrust Bank	$51,550	8.3%	$24,976	4.0%	$31,220	5.0%
Bank of the South	$38,089	7.6%	$19,908	4.0%	$24,886	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
Note 21. Business Segment Information
     Pinnacle Financial has four reporting segments comprised of commercial banking, trust and investment services, mortgage origination and insurance services. Pinnacle Financial’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of Pinnacle National’s branch locations. Trust and investment services include trust services offered by Pinnacle National and all brokerage and investment activities associated with Pinnacle Asset Management, an operating unit within Pinnacle National. Mortgage origination is also a separate unit within Pinnacle National and focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. Insurance Services reflect the activities of Pinnacle National’s wholly owned subsidiary, Miller Loughry Beach Insurance and Services (“Miller Loughry Beach”). Miller Loughry Beach is a general insurance agency located in Murfreesboro, Tennessee and is licensed to sell various commercial and consumer insurance products.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following tables present financial information for each reportable segment as of December 31, 2008 and 2007 and for each year in the three-year period ended December 31, 2008 (dollars in thousands):

		Trust and
	Commercial	Investment	Mortgage	Insurance	Total
	Banking	Services	Origination	Services	Company

For the year ended December 31, 2008:
Net interest income	$114,021	$-	$194	$-	$114,215
Provision for loan losses	11,214	-	-	-	11,214
Noninterest income	20,805	6,639	3,740	3,534	34,718
Noninterest expense	84,402	5,109	2,418	2,549	94,478
Income tax expense	10,780	600	594	393	12,367
Net income	$28,430	$930	$922	$592	$30,874
Net income available to common stockholders	$30,565	$-	$-	$-	$30,565

For the year ended December 31, 2007:
Net interest income	$75,541	$-	$171	$-	$75,712
Provision for loan losses	4,720	-	-	-	4,720
Noninterest income	12,492	4,743	2,792	2,494	22,521
Noninterest expense	52,929	3,484	2,249	1,818	60,480
Income tax expense	8,949	494	280	269	9,992
Net income	$21,435	$765	$434	$407	$23,041

For the year ended December 31, 2006:
Net interest income	$60,953	$-	$-	$-	$60,953
Provision for loan losses	3,732	-	-	-	3,732
Noninterest income	8,705	3,316	1,647	2,119	15,787
Noninterest expense	41,930	2,375	976	1,343	46,624
Income tax expense	7,508	369	263	317	8,457
Net income	$16,488	$572	$408	$459	$17,927

As of December 31, 2008:
End of period assets	$4,720,706	$783	$25,816	$6,770	$4,754,075

As of December 31, 2007:
End of period assets	$3,773,874	$400	$15,074	$4,822	$3,794,170

     At December 31, 2008 and 2007, Pinnacle Financial had approximately $261.0 million and $260.9 million, respectively, in goodwill and core deposit intangible assets, all of which had been assigned to the Commercial Banking segment except for $1.2 million at December 31, 2008 which was assigned to insurance services.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Parent Company Only Financial Information
     The following information presents the condensed balance sheets, statements of income, and cash flows of Pinnacle Financial as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008:
CONDENSED BALANCE SHEETS

	2008	2007

Assets:
Cash	$85,089,190	$9,829,126
Investments in consolidated subsidiaries	636,278,407	538,364,192
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	928,000
Other investments	1,548,615	1,255,135
Current income tax receivable	1,107,618	8,365,160
Other assets	2,070,010	8,125,827

	$728,569,839	$568,415,440

Liabilities and stockholders’ equity:
Income taxes payable to subsidiaries	$487,763	$8,916,956
Subordinated debt and other borrowings	100,476,000	91,476,000
Other liabilities	307,680	1,412,190
Stockholders’ equity	627,298,396	466,610,294

	$728,569,839	$568,415,440

CONDENSED STATEMENTS OF INCOME

	2008	2007	2006

Revenues — Interest income	$242,546	$347,787	$267,154
Expenses:
Interest expense — subordinated debentures	5,470,827	4,012,243	2,504,033
Stock-based compensation expense	2,347,429	2,099,819	1,474,960
Other expense	442,654	303,827	245,528

Loss before income taxes and equity in undistributed income of subsidiaries	(8,018,364)	(6,068,102)	(3,957,367)
Income tax benefit	(3,021,794)	(2,195,146)	(1,632,738)

Loss before equity in undistributed income of subsidiaries and accretion on preferred stock discount	(4,996,570)	(3,872,956)	(2,324,629)
Equity in undistributed income of subsidiaries	35,870,488	26,914,311	20,251,662

Net income	30,873,918	23,041,355	17,927,033
Preferred stock dividends	(263,889)	-	-
Accretion on preferred stock discount	(45,451)	-	-

Net income available to common stockholders	$30,564,578	$23,041,355	$17,927,033

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006

Operating activities:
Net income	$30,873,918	$23,041,355	$17,927,033
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock-based compensation expense	2,347,429	2,099,819	1,474,961
Loss on other investments	253,153	-	-
Decrease in income tax payable, net	(1,171,651)	(1,528,956)	(1,921,194)
Decrease in other assets	2,839,142	77,960	1,118,126
Decrease in other liabilities	(1,104,509)	495,586	190,000
Excess tax benefit from stock compensation	(875,114)	(105,809)	(131,121)
Deferred tax benefit (expense)	3,818,553	67,501	(232,866)
Equity in undistributed income of subsidiaries	(35,870,488)	(26,914,311)	(20,251,662)

Net cash provided (used) by operating activities	1,110,433	(2,766,855)	(1,826,723)

Investing activities — Investment in unconsolidated subsidiaries	-	(928,000)	(619,000)
Investment in consolidated subsidiaries:
Banking subsidiaries	(54,975,000)	(20,250,000)	(10,000,000)
Other subsidiaries	(250,000)	-	(350,250)
Investments in other entities	(546,633)	(1,189,488)	(65,647)
Cash and cash equivalents used in merger with Mid-America	-	(21,557,773)	-
Cash and cash equivalents acquired in merger with Cavalry	-	-	3,128,116

Net cash used by investing activities	(55,771,633)	(43,925,261)	(7,906,781)

Financing activities — Proceeds from issuance of subordinated debt	-	30,928,000	20,619,000
Net increase in borrowings from line of credit	9,000,000	-	-
Exercise of common stock warrants	250,000	-	55,000
Exercise of common stock options	3,403,457	983,292	1,239,771
Excess tax benefit from stock compensation arrangements	875,114	105,809	31,121
Issuance of common stock, net of offering costs	21,454,758	-	-
Issuance of preferred stock, net of offering costs	94,937,935	-	-
Costs incurred in connection with registration of common stock issued in mergers	-	(299,397)	(187,609)

Net cash provided by financing activities	129,921,264	31,717,704	21,857,283

Net increase (decrease) in cash	75,260,064	(14,974,412)	12,123,779
Cash, beginning of year	9,829,126	24,803,538	12,679,759

Cash, end of year	$85,089,190	$9,829,126	$24,803,538

     During 2008, Pinnacle National paid dividends of $5,025,000 to Pinnacle Financial. During 2007, Pinnacle National paid dividends of $1,250,000 to Pinnacle Financial. No dividends were paid by Pinnacle National during 2006.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Quarterly Financial Results (unaudited)
     A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2008 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2008
Interest income	$52,161	$48,774	$51,873	$53,273
Net interest income	27,359	27,682	29,282	29,892
Provision for loan losses	1,591	2,787	3,125	3,710
Net income before taxes	8,644	10,878	12,083	11,636
Net income	6,065	7,961	8,795	8,053
Basic net income per share	$0.27	$0.36	$0.38	$0.33
Diluted net income per share	$0.26	$0.34	$0.36	$0.31

2007
Interest income	$33,739	$35,508	$38,347	$43,338
Net interest income	17,082	17,661	18,960	22,009
Provision for loan losses	788	900	772	2,260
Net income before taxes	8,196	7,828	8,410	8,599
Net income	5,602	5,426	5,772	6,242
Basic net income per share	$0.36	$0.35	$0.37	$0.35
Diluted net income per share	$0.34	$0.33	$0.35	$0.33

2006
Interest income	$16,811	$28,305	$31,340	$33,241
Net interest income	9,507	16,895	17,159	17,391
Provision for loan losses	387	1,707	587	1,051
Net income before taxes	3,839	6,463	7,942	8,139
Net income	2,612	4,322	5,347	5,646
Basic net income per share	$0.27	$0.28	$0.35	$0.37
Diluted net income per share	$0.24	$0.26	$0.32	$0.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
     Management Report on Internal Control Over Financial Reporting
The report of Pinnacle Financial’s management on Pinnacle Financial’s internal control over financial reporting is set forth on page 56 of this Annual Report on Form 10-K. The report of Pinnacle Financial’s independent registered public accounting firm on Pinnacle Financial’s internal control over financial reporting is set forth on page 58 of this Annual Report on Form 10-K.
     Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2009 under the headings “Corporate Governance,” “Proposal #1 Election of Directors,” “Executive Management Information,” “Section 16A Beneficial Ownership Reporting Compliance” and “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2009 under the heading, “Executive Compensation” and are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2009 under the headings, “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation,” and are incorporated herein by reference.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2008:

			Number of Securities
	Number of	Weighted	Remaining Available
	Securities to be	Average	for Future Issuance
	Issued upon	Exercise Price	Under Equity
	Exercise of	of Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in First
Plan Category	and Rights	Rights	Column)
Equity compensation plans approved by shareholders:
2000 Stock Incentive Plan	782,693	$6.09	-
2004 Equity Incentive Plan	1,080,145	$26.81	440,016
1999 Cavalry Bancorp, Inc. Stock Option Plan	71,590	$10.74	-
Bank of the South 2001 Stock Option Plan	56,038	$16.87	-
PrimeTrust Bank 2001 Statutory-Non-Statutory Stock Option Plan	28,408	$7.52	-
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	58,241	$12.89	-
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	144,805	$15.66	92,318
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	2,221,920	$17.41	532,334
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2009 under the headings, “Security Ownership of Certain Beneficial Owners and Management — Certain Relationships and Related Transactions,” “Executive Compensation,” and “Corporate Governance-Director Independence” and are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21 2009 under the heading, “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (1)
2.2	Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Mid-America Bancshares, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (2)
3.1	Amended and Restated Charter, (3)
3.2	Bylaws (4)
4.1.1	Specimen Common Stock Certificate (5)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
4.2	Series A Preferred Stock Certificate (6)
10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (5)
10.2	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (5)
10.3	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (5) *
10.4	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (5) *
10.5	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)
10.6	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (5) *
10.7	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *
10.8	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (5) *
10.9	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (5)
10.10	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (5)
10.11	Green Hills Office Lease (7)
10.12	Form of Restricted Stock Award Agreement (8)
10.13	Form of Incentive Stock Option Agreement (9)
10.14	Lease Agreement for West End Lease (9)
10.15	Lease Amendments for Commerce Street location (9)
10.16	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (10) *
10.17	Fourth Amendment to Commerce Street Lease (4)
10.18	Employment Agreement by and between Pinnacle National Bank and William S. Jones (11) *
10.19	Form of Restricted Stock Agreement for non-employee directors (12) *
10.20	Form of Non-Qualified Stock Option Agreement (13) *
10.21	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (14) *
10.22	Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *
10.23	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *
10.24	Form of Non-Qualified Stock Option Agreement (15)*
10.25	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (15) *
10.26	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (15) *
10.27	Form of Restricted Stock Award Agreement (16) *
10.28	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (17)
10.29	2008 Annual Cash Incentive Plan (18) *
10.30	Form of Restricted Stock Award Agreement (18) *
10.31	2008 Special Cash Incentive Plan (19) *
10.32	2008 Named Executive Officer Compensation Summary (20) *
10.33	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (20) *
10.34	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (20) *
10.35	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (20) *
10.36	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (20) *
10.37	Bank of the South 2001 Stock Option Plan (20)

Exhibit No.	Description
10.38	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (20) *
10.39	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (20) *
10.40	Mid-America Bancshares, Inc. 2006 Equity Incentive Plan (20) *
10.41	Amendment No. 1 to Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (3) *
10.42	Revolving Credit Agreement by and between Pinnacle Financial Partners, Inc. and SunTrust Bank dated February 28, 2008 (21)
10.43	Pinnacle Financial Partners, Inc. Stock Purchase Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (22)
10.44	Registration Rights Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008. (22)
10.45	Subordinated Capital Note Series 2008-1 Note Purchase/Loan Agreement by and between Pinnacle National Bank and SunTrust Bank dated August 5, 2008 (23)
10.46	Pinnacle National Bank Subordinated Capital Note Series 2008-1 dated August 5, 2008 (23)
10.47	Securities Purchase Agreement by and between the United States Department of the Treasury and Pinnacle Financial Partners, Inc. dated December 12, 2008 (6)
10.48	Warrant to purchase 534,910 shares of Common Stock of Pinnacle Financial Partners, Inc. (6)
10.49	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated December 12, 2008*
10.50	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated December 12, 2008*
10.51	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated December 12, 2008*
10.52	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated December 12, 2008*
10.53	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Charles B. McMahan dated December 12, 2008*
10.54	2009 Named Executive Officer Compensation Summary*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(*)	Management compensatory plan or arrangement
(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 8-A/A filed on January 12, 2009.

(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 21, 2009.

(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(6)	Registrant hereby incorporates by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2008.

(7)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(9)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(11)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.

(13)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.

(14)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.

(15)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.

(16)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.

(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.

(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(20)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.

(21)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 5, 2008.

(22)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on July 18, 2008.

(23)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 5, 2008.
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

PINNACLE FINANCIAL PARTNERS, INC
	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 19, 2009		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 19, 2009
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 19, 2009
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 19, 2009
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Sue R. Atkinson	Director	February 19, 2009
Sue R. Atkinson

/s/ H. Gordon Bone	Director	February 19, 2009
H. Gordon Bone

/s/ Gregory L. Burns	Director	February 19, 2009
Gregory L. Burns

/s/ James C. Cope	Director	February 19, 2009
James C. Cope

/s/ Colleen Conway-Welch	Director	February 19, 2009
Colleen Conway-Welch

/s/ Clay T. Jackson	Director	February 19, 2009
Clay T. Jackson

/s/ William H. Huddleston	Director	February 19, 2009
William H. Huddleston

/s/ Ed C. Loughry, Jr.	Director	February 19, 2009
Ed C. Loughry, Jr.

/s/ David Major	Director	February 19, 2009
David Major

/s/ Hal N. Pennington	Director	February 19, 2009
Hal N. Pennington

	Director	February 19, 2009
Dale W. Polley

SIGNATURES	TITLE	DATE

	Director	February 19, 2009
Wayne J. Riley

	Director	February 19, 2009
Gary Scott

/s/ Reese L. Smith, III	Director	February 19, 2009
Reese L. Smith, III

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (1)
2.2	Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Mid-America Bancshares, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (2)
3.1	Amended and Restated Charter, (3)
3.2	Bylaws (4)
4.1.1	Specimen Common Stock Certificate (5)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
4.2	Series A Preferred Stock Certificate (6)
10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (main office) (5)
10.2	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (5)
10.3	Employment Agreement dated as of August 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (5) *
10.4	Employment Agreement dated as of April 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (5) *
10.5	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)
10.6	Employment Agreement dated March 1, 2000 by and between Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (5) *
10.7	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *
10.8	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (5) *
10.9	Agreement for Assignment of Lease by and between Franklin National Bank and TMP, Inc., now known as Pinnacle Financial Partners, Inc., effective July 17, 2000 (5)
10.10	Form of Assignment of Lease and Consent of Landlord by Franklin National Bank, Pinnacle Financial Partners, Inc., formerly TMP, Inc., and Stearns Investments, Jack J. Stearns and Edna Stearns, General Partners (5)
10.11	Green Hills Office Lease (7)
10.12	Form of Restricted Stock Award Agreement (8)
10.13	Form of Incentive Stock Option Agreement (9)
10.14	Lease Agreement for West End Lease (9)
10.15	Lease Amendments for Commerce Street location (9)
10.16	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (10) *
10.17	Fourth Amendment to Commerce Street Lease (4)
10.18	Employment Agreement by and between Pinnacle National Bank and William S. Jones (11) *
10.19	Form of Restricted Stock Agreement for non-employee directors (12) *
10.20	Form of Non-Qualified Stock Option Agreement (13) *
10.21	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (14) *
10.22	Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *
10.23	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *
10.24	Form of Non-Qualified Stock Option Agreement (15)*
10.25	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (15) *
10.26	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (15) *
10.27	Form of Restricted Stock Award Agreement (16) *
10.28	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (17)
10.29	2008 Annual Cash Incentive Plan (18) *
10.30	Form of Restricted Stock Award Agreement (18) *
10.31	2008 Special Cash Incentive Plan (19) *
10.32	2008 Named Executive Officer Compensation Summary (20) *
10.33	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (20) *
10.34	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (20) *
10.35	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (20) *
10.36	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (20) *
10.37	Bank of the South 2001 Stock Option Plan (20)
10.38	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (20) *

Exhibit No.	Description
10.39	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (20) *
10.40	Mid-America Bancshares, Inc. 2006 Equity Incentive Plan (20) *
10.41	Amendment No. 1 to Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (3) *
10.42	Revolving Credit Agreement by and between Pinnacle Financial Partners, Inc. and SunTrust Bank dated February 28, 2008 (21)
10.43	Pinnacle Financial Partners, Inc. Stock Purchase Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (22)
10.44	Registration Rights Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008. (22)
10.45	Subordinated Capital Note Series 2008-1 Note Purchase/Loan Agreement by and between Pinnacle National Bank and SunTrust Bank dated August 5, 2008 (23)
10.46	Pinnacle National Bank Subordinated Capital Note Series 2008-1 dated August 5, 2008 (23)
10.47	Securities Purchase Agreement by and between the United States Department of the Treasury and Pinnacle Financial Partners, Inc. dated December 12, 2008 (6)
10.48	Warrant to purchase 534,910 shares of Common Stock of Pinnacle Financial Partners, Inc. (6)
10.49	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated December 12, 2008*
10.50	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated December 12, 2008*
10.51	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated December 12, 2008*
10.52	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated December 12, 2008*
10.53	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Charles B. McMahan dated December 12, 2008*
10.54	2009 Named Executive Officer Compensation Summary*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002

(*)	Management compensatory plan or arrangement
(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 8-A/A filed on January 12, 2009.

(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 21, 2009.

(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(6)	Registrant hereby incorporates by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2008.

(7)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(9)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(11)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.

(13)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.

(14)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.

(15)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.

(16)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.

(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.

(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(20)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.

(21)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 5, 2008.

(22)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on July 18, 2008.

(23)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 5, 2008.
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