Form 10-Q
period 2009-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2009-04-27
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of April 24, 2009 there were 24,062,995 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2009
FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “likely,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) the inability of Pinnacle Financial to continue to grow its loan portfolio at historic rates in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the development of any new market other than Nashville or Knoxville, (vi) a merger or acquisition, (vii) any activity in the capital markets that would cause Pinnacle Financial to conclude that there was impairment of any asset including intangible assets, (ix) the deterioration in carrying amounts of impaired assets and other real estate and (x) changes in state and Federal legislation, regulations or policies applicable to Banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy. A more detailed description of these and other risks is contained in Pinnacle Financial’s most recent annual report on Form 10-K. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1. Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Cash and noninterest-bearing due from banks	$47,708,780	$68,388,961
Interest-bearing due from banks	82,793,738	8,869,680
Federal funds sold	22,789,662	12,994,114

Cash and cash equivalents	153,292,180	90,252,755

Securities available-for-sale, at fair value	857,932,392	839,229,428
Securities held-to-maturity (fair value of $10,740,109 and $10,642,973 at March 31, 2009 and December 31, 2008, respectively)	10,539,910	10,551,256
Mortgage loans held-for-sale	24,651,088	25,476,788

Loans	3,473,959,457	3,354,907,269
Less allowance for loan losses	(45,334,073)	(36,484,073)

Loans, net	3,428,625,384	3,318,423,196

Premises and equipment, net	68,855,561	68,865,221
Other investments	35,139,980	33,616,450
Accrued interest receivable	17,752,634	17,565,141
Goodwill	244,120,021	244,160,624
Core deposits and other intangible assets	16,112,670	16,871,202
Other real estate	19,816,743	18,305,880
Other assets	75,312,868	70,756,823

Total assets	$4,952,151,431	$4,754,074,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$451,418,417	$424,756,813
Interest-bearing	380,384,416	375,992,912
Savings and money market accounts	717,265,116	694,582,319
Time	2,201,890,175	2,037,914,307

Total deposits	3,750,958,124	3,533,246,351
Securities sold under agreements to repurchase	209,590,988	184,297,793
Federal Home Loan Bank advances and other borrowings	221,642,376	201,966,181
Federal funds purchased	397,000	71,643,000
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	9,327,196	8,326,264
Other liabilities	31,113,517	29,820,779

Total liabilities	4,320,505,201	4,126,776,368
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at March 31, 2009, and December 31, 2008	88,607,989	88,348,647
Common stock, par value $1.00; 90,000,000 shares authorized; 24,060,703 issued and outstanding at March 31, 2009 and 23,762,124 issued and outstanding at December 31, 2008	24,060,703	23,762,124
Common stock warrants	6,696,804	6,696,804
Additional paid-in capital	418,216,850	417,040,974
Retained earnings	85,380,063	84,380,447
Accumulated other comprehensive income, net of taxes	8,683,821	7,069,400

Total stockholders’ equity	631,646,230	627,298,396

Total liabilities and stockholders’ equity	$4,952,151,431	$4,754,074,764

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Interest income:
Loans, including fees	$38,525,745	$45,392,162
Securities:
Taxable	9,087,687	4,637,277
Tax-exempt	1,474,654	1,351,037
Federal funds sold and other	430,240	780,917

Total interest income	49,518,326	52,161,393

Interest expense:
Deposits	17,733,785	21,085,633
Securities sold under agreements to repurchase	360,787	832,053
Federal Home Loan Bank advances and other borrowings	2,723,502	2,884,586

Total interest expense	20,818,074	24,802,272

Net interest income	28,700,252	27,359,121
Provision for loan losses	13,609,535	1,591,123

Net interest income after provision for loan losses	15,090,717	25,767,998

Noninterest income:
Service charges on deposit accounts	2,476,951	2,573,737
Investment services	854,103	1,268,248
Insurance sales commissions	1,305,209	1,063,663
Gain on loan sales, net	1,287,772	656,088
Gain on investment sales, net	4,346,146	—
Trust fees	657,708	505,000
Other noninterest income	2,207,634	2,300,667

Total noninterest income	13,135,523	8,367,403

Noninterest expense:
Salaries and employee benefits	14,751,049	13,866,737
Equipment and occupancy	4,235,328	4,276,273
Foreclosed real estate expense	700,595	60,904
Marketing and other business development	439,516	375,871
Postage and supplies	830,138	648,340
Amortization of intangibles	758,533	766,033
Merger related expense	—	3,105,763
Other noninterest expense	3,527,865	2,391,737

Total noninterest expense	25,243,024	25,491,658

Income before income taxes	2,983,216	8,643,743
Income tax expense	893,008	2,578,953

Net income	$2,090,208	$6,064,790
Preferred stock dividends	1,187,500	—
Accretion on preferred stock discount	259,342	—

Net income available to common stockholders	$643,366	$6,064,790

Per share information:
Basic net income per common share available to common stockholders	$0.03	$0.27

Diluted net income per common share available to common stockholders	$0.03	$0.26

Weighted average shares outstanding:
Basic	23,510,994	22,331,398

Diluted	24,814,408	23,484,754

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

								Accumulated
					Common	Additional		Other	Total
	Preferred Stock		Common Stock		Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2007	—	—	22,264,817	$22,264,817	—	$390,977,308	$54,150,679	$(782,510)	$466,610,294
Cumulative effect of change in accounting principle due to adoption of EITF 06-4, net of tax	—	—	—	—	—	—	(598,699)	—	(598,699)
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	62,073	62,073	—	623,276	—	—	685,349
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan, net of forfeitures	—	—	140,373	140,373	—	(140,373)	—	—	—
Compensation expense for restricted shares	—	—	—	—	—	(32,641)	—	—	(32,641)
Compensation expense for stock options	—	—	—	—	—	514,582	—	—	514,582
Comprehensive income:
Net income	—	—	—	—	—	—	6,064,790	—	6,064,790
Net unrealized holding gains on securities available-for-sale, net of deferred tax benefit of $2,404,397	—	—	—	—	—	—	—	3,914,758	3,914,758

Total comprehensive income									9,979,548

Balances, March 31, 2008	—	—	22,467,263	$22,467,263	—	$391,942,152	$59,616,770	$3,132,248	$477,158,433

Balances, December 31, 2008	95,000	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	50,485	50,485	—	570,131	—	—	620,616
Issuance of restricted common shares, net of forfeitures	—	—	249,078	249,078	—	(249,078)	—	—	—
Restricted shares withheld for taxes	—	—	(984)	(984)	—	(20,239)	—	—	(21,223)
Compensation expense for restricted shares	—	—	—	—	—	440,748	—	—	440,748
Compensation expense for stock options	—	—	—	—	—	434,314	—	—	434,314
Accretion on preferred stock dividend	—	259,342	—	—	—	—	(259,342)	—	—
Preferred dividends paid	—	—	—	—	—	—	(831,250)	—	(831,250)
Comprehensive income:
Net income	—	—	—	—	—	—	2,090,208	—	2,090,208
Net unrealized holding gains on securities available-for-sale, net of deferred tax benefit of $1,006,524	—	—	—	—	—	—	—	1,614,421	1,614,421

Total comprehensive income									3,704,629

Balances, March 31, 2009	95,000	$88,607,989	24,060,703	$24,060,703	$6,696,804	$418,216,850	$85,380,063	$8,683,821	$631,646,230

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Operating activities:
Net income	$2,090,208	$6,064,790
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	699,726	182,563
Depreciation and amortization	2,650,715	1,112,113
Provision for loan losses	13,609,535	1,591,123
Gain on loan sales	(1,287,772)	(656,088)
Gain on investment sales, net	(4,346,146)	—
Stock-based compensation expense	875,062	481,941
Deferred tax (benefit) expense	(3,749,584)	1,487,344
Losses on foreclosed real estate and other investments	390,390	44,262
Net gains on sale of premises	(7,899)	—
Excess tax benefit from stock compensation	(40,595)	(50,299)
Mortgage loans held for sale:
Loans originated	(191,052,542)	(61,526,765)
Loans sold	192,931,675	59,757,305
Increase in other assets	1,135,420	228,836
Increase (decrease) in other liabilities	2,293,669	(257,260)

Net cash provided by operating activities	16,191,862	8,459,865

Investing activities:
Activities in securities available-for-sale:
Purchases	(267,868,777)	(57,529,865)
Sales	201,221,131	—
Maturities, prepayments and calls	45,514,061	65,224,367
Activities in securities held-to-maturity:
Maturities, prepayments and calls	—	15,750,000
Increase in loans, net	(128,853,928)	(119,667,223)
Purchases of premises and equipment and software	(1,679,977)	(2,603,806)
Other investments	(1,603,900)	(1,486,800)

Net cash used in investing activities	(144,579,098)	(100,313,327)

Financing activities:
Net increase in deposits	217,854,751	42,735,290
Net increase in securities sold under agreements to repurchase	25,293,195	15,115,628
Net decrease in Federal funds purchased	(71,246,000)	(39,668,000)
Advances from Federal Home Loan Bank:
Issuances	35,000,000	70,000,000
Payments	(15,284,031)	(3,336,883)
Preferred dividends paid	(831,250)	—
Exercise of common stock options and stock appreciation rights	599,401	739,855
Excess tax benefit from stock compensation	40,595	50,299

Net cash provided by financing activities	191,426,661	85,636,189

Net decrease in cash and cash equivalents	63,039,425	(6,217,273)
Cash and cash equivalents, beginning of period	90,252,755	122,503,863

Cash and cash equivalents, end of period	$153,292,180	$116,286,590

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
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2008 Annual Report previously filed on Form 10-K.
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
     Cash Flow Information —Supplemental cash flow information addressing certain cash payments and noncash transactions for each of the three months ended March 31, 2009 and 2008 was as follows:

	For the three months ended March 31,
	2009	2008

Cash Payments:
Interest	$19,999,896	$25,035,879
Income taxes	—	—
Noncash Transactions:
Loans charged-off to the allowance for loan losses	4,852,185	757,276
Loans foreclosed upon with repossessions transferred to other real estate	4,838,298	2,855,967
Net unrealized holding gains on available-for-sale securities, net of deferred tax benefit	1,614,421	3,914,758
     Income Per Common Share — Basic net income per share available to common stockholders (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted EPS by application of the treasury stock method.
     As of March 31, 2009, there were 2,171,000 stock options and 11,000 stock appreciation rights outstanding to purchase common shares. As of March 31, 2008, there were 2,457,000 stock options and 14,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices and compensation costs

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
attributable to current services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three months ended March 31, 2009 and 2008. There were common stock options of 1,015,000 and 481,000 outstanding as of March 31, 2009 and 2008, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted earnings per share calculations below. Additionally, as of March 31, 2009 and 2008, Pinnacle Financial had outstanding warrants to purchase 345,000 and 395,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted earnings per share for the three months ended March 31, 2009 and 2008. At March 31, 2009, Pinnacle Financial had outstanding warrants to purchase 534,910 shares of common stock associated with the U.S. Treasury Capital Purchase Program (the “CPP”), which warrants were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below.
     The following is a summary of the basic and diluted earnings per share calculations for the three months ended March 31, 2009 and 2008:

	For the three months ended
	March 31,
	2009	2008

Basic earnings per share calculation:
Numerator — Net income available to common stockholders	$643,366	$6,064,790

Denominator — Average common shares outstanding	23,510,994	22,331,398
Basic net income per share available to common stockholders	$0.03	$0.27

Diluted earnings per share calculation:
Numerator — Net income available to common stockholders	$643,366	$6,064,790

Denominator — Average common shares outstanding	23,510,994	22,331,398
Dilutive shares contingently issuable	1,303,414	1,153,356

Average diluted common shares outstanding	24,814,408	23,484,754

Diluted net income per share available to common stockholders	$0.03	$0.26
Recently Adopted Accounting Pronouncements
     Split-Dollar Life Insurance Arrangements — Pinnacle Financial acquired Cavalry Banking, Inc. in March of 2006. Certain executives and directors of Cavalry Banking, Inc. were participants in a deferred compensation arrangement which included split-dollar life insurance arrangements. In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 (EITF 06-4) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date was for fiscal years beginning after December 15, 2007. On January 1, 2008, Pinnacle Financial accounted for this EITF as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment of $598,699 to beginning retained earnings, net of tax.
     Share-Based Payment — In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience is not sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin were effective on January 1, 2008. Pinnacle Financial continues to use the simplified method allowed by SAB 110 for determining the expected term component for share options granted during 2009.
     Fair Value Measurement — In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Pinnacle Financial adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non financial assets and liabilities pursuant to Financial Statement Position (FSP) FAS 157-2.
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
Valuation Hierarchy
     SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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
     Other real estate — Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense.
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
     The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009

			Internal models	Internal models
	Total carrying	Quoted market	with significant	with significant
	value in the	prices in an active	observable market	unobservable market
	consolidated	market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Securities available-for-sale	$857,932	$—	$853,085	$4,847
Mortgage loans held-for-sale	24,651	—	24,651	—
Other investments	1,557	—	—	1,557
Other assets	64,507	—	17,163	47,343

Total assets at fair value	$948,647	$—	$894,899	$53,747

Other liabilities	$17,327	$—	$17,327	$—

Total liabilities at fair value	$17,327	$—	$17,327	$—

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009

			Internal models	Internal models
	Total carrying	Quoted market	with significant	with significant
	value in the	prices in an active	observable market	unobservable market
	consolidated	market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Other real estate	$19,817	$—	$—	$19,817
Impaired loans	55,413	—	—	55,413

Total assets at fair value	$75,230	$—	$—	$75,230

     Changes in level 3 fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2009 (including the change in fair value) for financial instruments classified by Pinnacle Financial within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended March 31, 2009 (in thousands)	Assets	Liabilities

Fair value, January 1, 2009	$85,464	$—
Total realized and unrealized gains included in income	144	—
Purchases, issuances and settlements, net	60	—
Transfers in and/or out of level 3	(31,921)	—

Fair value, March 31, 2009	$53,747	$—

Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2009	$144	$—

Note 2. Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock
     On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP. Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $26.64 each and are immediately exercisable and expire 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. Pinnacle Financial can redeem the preferred shares issued to the U.S. Treasury under the CPP at any time subject to a requirement that it must consult with its primary federal regulator before redemption.
     Management used a cost of capital model to calculate the fair value of the Series A preferred stock issued to the U.S. Treasury in connection with the CPP. The cost of capital model involved estimating a reasonable return for a similar $95 million capital investment in Pinnacle Financial. The model incorporated a risk free rate (Long Term U.S. Treasury bond rate) added to a market premium for Pinnacle Financial’s common stock. For the market premium for Pinnacle Financial’s common stock, Pinnacle Financial multiplied its beta factor as reported on the Nasdaq Global Select Markets’ website as of December 11, 2008 by 5% (the result of which was the estimated market risk premium). Additionally, due to the relatively small size of the offering, Pinnacle Financial added an additional risk premium of 2.3% to the total. The result was a cost of capital calculation of 8.3%. Pinnacle Financial believed 8.3% was a reasonable after-tax return to an investor who might be willing to acquire a $95 million interest in Pinnacle Financial. Pinnacle Financial then forecasted the cash outflows of the preferred stock issuance at the 5% dividend rate assuming a terminal payment of $95 million five years from issuance prior to the dividend payment rate’s increase from 5% to 9%. Using a discounted cash flow model with a discount rate of 8.3%, the result was a fair value for the Series A preferred stock of $83.7 million.
     The fair value of the common stock warrants issued in tandem with the Series A preferred stock was determined to be approximately $6.3 million. The fair value of the Series A preferred stock and the fair value of the common stock warrants were summed and the initial carrying amounts for the Series A preferred stock and the common stock warrants were calculated based on an allocation of the two fair value components. The aggregate fair value result for both the Series A preferred stock and the common stock warrants was calculated to be $90.0 million, with 7% of this aggregate total allocated to the warrants and 93% allocated to the Preferred Stock. As a result of this allocation, the $95 million issuance resulted in the warrants having a value of $6.7 million and the Series A preferred stock having an initial value of $88.3 million.
     Management calculated the accretion amount of the Series A preferred stock discount using the effective interest method which resulted in an effective rate of 6.51%. That is, to accrete the $6.7 million discount on the Series A preferred stock over the next five years on an effective interest method resulted in a calculation of 6.51% for the five year period. The $6.7 million will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $1.1 million to $1.3 million per year. The fair value of the common stock warrants as of December 12, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Risk free interest rate	2.64%
Expected life of warrants	10 years
Expected dividend yield	0.00%
Expected volatility	30.3%
Weighted average fair value	$11.86
     Pinnacle Financial’s computation of expected volatility is based on weekly historical volatility since September of 2002. The risk free interest rate of the warrants were based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the common stock warrants in effect at the time of grant.
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	201,162,936	2,603,051	293,904	203,472,083
Mortgage-backed securities	493,166,631	11,752,741	50,366	504,869,006
State and municipal securities	144,528,076	2,550,317	2,373,407	144,704,986
Corporate notes and other	5,143,675	2,262	259,620	4,886,317

	$844,001,318	$16,908,371	$2,977,297	$857,932,392

Securities held-to-maturity:
U.S. government agency securities	$1,998,051	$21,449	$—	$2,019,500
State and municipal securities	8,541,859	251,822	73,072	8,720,609

	$10,539,910	$273,271	$73,072	$10,740,109

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	62,861,379	1,561,974	—	64,423,353
Mortgage-backed securities	626,414,161	12,140,209	197,086	638,357,284
State and municipal securities	136,727,876	1,454,803	3,357,443	134,825,236
Corporate notes	1,907,722	3,785	287,952	1,623,555

	$827,911,138	$15,160,771	$3,842,481	$839,229,428

Securities held-to-maturity:
U.S. government agency securities	$1,997,967	$5,593	$—	$2,003,560
State and municipal securities	8,553,289	172,589	86,465	8,639,413

	$10,551,256	$178,182	$86,465	$10,642,973

     During the three months ended March 31, 2009, Pinnacle Financial realized approximately $5.92 million in net gains and $1.57 million in net losses from the sale of $201 million of available-for-sale securities. At March 31, 2009, approximately $744.2 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At March 31, 2009 and December 31, 2008, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an Unrealized		Investments with an Unrealized		Total Investments with an
	Loss of less than 12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At March 31, 2009:

U.S. government agency securities	$11,985,000	$293,904	$—	$—	$11,985,000	$293,904
Mortgage-backed securities	2,828,868	49,454	46,316	911	2,875,184	50,365
State and municipal securities	46,413,633	2,075,645	11,269,243	370,835	57,682,876	2,446,480
Corporate notes	3,120,077	259,620	—	—	3,120,077	259,620

Total temporarily-impaired securities	$64,347,578	$2,678,623	$11,315,559	$371,746	$75,663,137	$3,050,369

At December 31, 2008:

U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	29,622,695	119,315	2,520,127	77,771	32,142,822	197,086
State and municipal securities	28,560,915	1,095,573	32,466,087	2,348,335	61,027,002	3,443,908
Corporate notes	242,520	157,480	859,475	130,472	1,101,995	287,952

Total temporarily-impaired securities	$58,426,130	$1,372,368	$35,845,689	$2,556,578	$94,271,819	$3,928,946

     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Pinnacle Financial to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted above were primarily attributable to increases in interest rates rather than credit quality and because Pinnacle Financial has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at March 31, 2009 and December 31, 2008 is summarized in the table below.

	At March 31,	At December 31,
	2009	2008

Commercial real estate — Mortgage	$1,010,308,516	$963,530,444
Consumer real estate — Mortgage	710,266,617	675,605,596
Construction and land development	674,397,576	658,798,934
Commercial and industrial	968,126,507	966,562,521
Consumer and other	110,860,241	90,409,774

Total Loans	3,473,959,457	3,354,907,269
Allowance for loan losses	(45,334,073)	(36,484,073)

Loans, net	$3,428,625,384	$3,318,423,196

     Changes in the allowance for loan losses for the three months ended March 31, 2009 and for the year ended December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

Balance at beginning of period	$36,484,073	$28,470,207
Charged-off loans	(4,852,185)	(5,133,274)
Recovery of previously charged-off loans	92,650	1,933,597
Provision for loan losses	13,609,535	11,213,543

Balance at end of period	$45,334,073	$36,484,073

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At March 31, 2009, Pinnacle Financial had certain impaired loans of $55,413,000 of which $33,863,000 were on nonaccruing interest status. At December 31, 2008, Pinnacle Financial had certain impaired loans of $10,860,000 of which all were on nonaccruing interest status. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $690,000 and $482,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.
     Potential problem loans, which are not included in nonperforming assets, amounted to approximately $88.9 million at March 31, 2009 compared to $27.8 million at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused by the downgrade of additional residential construction and development loans and one $21.55 million loan to a one-bank holding company.
     At March 31, 2009, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $36,000,000 to directors, executive officers, and their related entities, of which $28,570,000 had been drawn upon. During the three months ended March 31, 2009, $1,826,000 of loan and other commitment increases and $876,000 of principal and other reductions were made by directors, executive officers, and their related entities. The terms on these loans and extensions are on substantially the same terms customary for other similarly situated persons for the type of loan involved. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2009.
     At March 31, 2009, Pinnacle Financial had $24.7 million of mortgage loans held-for-sale compared to $25.5 million at December 31, 2008. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the three months ended March 31, 2009 Pinnacle Financial recognized $1,522,000 in gains on the sale of these loans compared to $652,000, in the first quarter of 2008.
     At March 31, 2009, Pinnacle Financial owned $19,817,000 in other real estate which had been acquired, usually through foreclosure, from borrowers compared to $18,306,000 at December 31, 2008. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.
Note 5. Income Taxes
     Pinnacle Financial’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008

Income taxes at statutory rate	$1,044,126	$3,025,310
State tax (benefit) expense, net of Federal tax effect	8,950	(14,857)
Federal tax credits	(24,134)	(57,625)
Tax-exempt securities	(128,133)	(296,618)
Bank owned life insurance	(18,302)	(81,097)
Insurance premiums	(23,464)	(63,184)
Other items	33,965	67,024

Income tax expense	$893,008	$2,578,953

     The effective tax rate for 2009 and 2008 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the years ending December 31, 2009 and for the year ended December 31, 2008 is $360,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2009 and 2008.

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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at March 31, 2009 is as follows:

Commitments to extend credit	$1,008,274,000
Standby letters of credit	95,300,000
     At March 31, 2009, the fair value of Pinnacle Financial’s standby letters of credit was $109,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2009 will not have a material impact on Pinnacle Financial’s financial statements.
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
Note 7. Stock Options, Stock Appreciation Rights and Restricted Shares
     Pinnacle Financial has two equity incentive plans. Additionally, Pinnacle Financial has acquired equity plans in connection with acquisitions of Cavalry and Mid-America under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At March 31, 2009, there were 273,860 shares available for issue under these plans.
     During the first quarter of 2006 and in connection with its merger with Cavalry Bancorp, Inc. (“Cavalry”), Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial’s common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. At March 31, 2009, there were 195,551 Pinnacle Financial shares which could be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans was adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,835 Pinnacle Financial shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $6.63 per share and $21.37 per share. At March 31, 2009, there were 67,356 shares available for issue under the Mid-America Plans, which shares may only be issued to Pinnacle associates that were Mid-America associates prior to the merger.
Common Stock Options and Stock Appreciation Rights
     As of March 31, 2009, of the approximately 2,170,944 stock options and 10,671 stock appreciation rights outstanding, 1,215,599 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 955,345 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder. All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant. All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully vested at the date of those mergers.
     A summary of the activity within the equity incentive plans during the three months ended March 31, 2009 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2008	2,232,100	$17.41	5.99	$28,310

Granted	—	—
Exercised (2)	(50,485)	10.16
Forfeited	—	—

Outstanding at March 31, 2009	2,181,615	$17.51	5.75	$17,731

Outstanding and expected to vest as of March 31, 2009	2,149,496	$17.35	5.72	$17,720

Options exercisable at March 31, 2009 (3)	1,115,391	$13.47	5.03	$16,638

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $23.71 per common share for the approximately 1.4 million options and stock appreciation rights that were in-the-money at March 31, 2009.

(2)	There were no stock appreciation rights exercised during three months ended March 31, 2009.

(3)	In addition to these outstanding options, there were 345,000 warrants issued to founders of Pinnacle Financial that were outstanding at March 31, 2009 and December 31, 2008. These warrants, when exercised, will result in the issuance of common shares.
     During the three months ended March 31, 2009, 153,938 option awards vested at an average exercise price of $20.41 and an intrinsic value of approximately $2.6 million.
     As of March 31, 2009, there was approximately $4.8 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.95 years.
     During the three months ended March 31, 2009 and 2008, Pinnacle Financial recorded stock option compensation expense of $434,000 and $515,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
     There were no options granted in the first quarter of 2009. The fair value of options granted during the three month period ended March 31, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

2008

Risk free interest rate	3.20%
Expected life of options	6.5 years
Expected dividend yield	0.00%
Expected volatility	28.5%
Weighted average fair value	$7.76
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plan provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of March 31, 2009 under either of these plans. During the three months ended March 31, 2009, Pinnacle Financial awarded 262,273 shares of restricted common stock awards to certain Pinnacle Financial associates and outside directors.
     A summary of activity for unvested restricted share awards for the three months ended March 31, 2009 is as follows:

		Grant Date
		Weighted-
	Number	Average Cost

Unvested at December 31, 2008	231,881	$24.76
Shares awarded	262,273	19.90
Restrictions lapsed and shares released to associates/directors	(27,474)	24.16
Shares forfeited	(14,179)	32.83

Unvested at March 31, 2009	452,501	$21.72

     Status of 2009 Restricted Share Awards: There were 262,273 restricted share awards granted during the first quarter of 2009. The following discusses the current status of these awards:
•	The forfeiture restrictions on 30,878 restricted share awards granted to executive management in 2009 lapse in three equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period).

•	The forfeiture restrictions on another 92,669 restricted share awards granted to executive management lapse in equal installments on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier so long as Pinnacle Financial is profitable for that year.

•	The forfeiture restrictions on 124,614 restricted share awards lapse in five equal installments on the anniversary date of the grant so long as Pinnacle Financial is profitable for that year.

•	During the first quarter of 2009, 14,112 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each non-employee board member received an award of 1,008 shares.
     Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the three months ended March 31, 2009, Pinnacle Financial recognized approximately $441,000 in compensation costs attributable to all restricted share awards issued prior to March 31, 2009.
Note 8. Other borrowings
     Pinnacle Financial has a loan agreement related to a $25 million line of credit with a regional bank. This line of credit is used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at March 31, 2009 was $18 million. The line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 200 basis points. As of March 31, 2009, Pinnacle Financial was in violation of a covenant limiting the amount of nonperforming assets Pinnacle Financial could have at any quarterly reporting date. On April 23, 2009, Pinnacle Financial received a waiver of this covenant violation from the lender.
Note 9. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. During the three months ended March 31, 2009, Pinnacle National paid dividend payments of $1.2 million to Pinnacle Financial to fund Pinnacle Financial’s interest payments due on its subordinated indebtedness and an additional $1.2 million to Pinnacle Financial to fund Pinnacle Financial’s preferred stock dividend payable on the shares issued to the U.S. Treasury in the CPP. At March 31, 2009, pursuant to federal banking regulations, Pinnacle National had approximately $55.4 million of net retained profits from the previous two years available for future dividend payments to Pinnacle Financial.

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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2009, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial’s and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2009

Total capital to risk weighted assets:
Pinnacle Financial	$510,242	13.34%	$306,047	8.0%	not applicable
Pinnacle National	$435,559	11.40%	$305,576	8.0%	$381,970	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$449,852	11.76%	$153,182	4.0%	not applicable
Pinnacle National	$375,169	9.82%	$152,788	4.0%	$229,182	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$449,852	9.74%	$184,649	4.0%	not applicable
Pinnacle National	$375,169	8.14%	$184,307	4.0%	$230,384	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
Note 10. Derivative Instruments
     Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of Pinnacle Financial’s interest rate swaps as of March 31, 2009 is included in the following table (in thousands):

	March 31, 2009
	Notional	Estimated Fair
	Amount	Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$196,389	$17,164
Pay variable / receive fixed swaps	196,389	(17,327)

Total	$392,778	$(163)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at March 31, 2009 and December 31, 2008 and our results of operations for the three months ended March 31, 2009 and 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our rapid organic growth continues to have a material impact on Pinnacle Financial’s financial condition and results of operations in 2009 as compared to 2008. Our fully diluted net income per share for the three months ended March 31, 2009 and 2008 was $0.03 and $0.26, respectively. At March 31, 2009, loans totaled $3.474 billion, as compared to $3.355 billion at December 31, 2008, while total deposits increased to $3.751 billion at March 31, 2009 from $3.533 billion at December 31, 2008.
Results of Operations. Our net interest income increased to $28.7 million for the first three months of 2009 compared to $27.4 million for the first three months of 2008. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2009 was 2.72% compared to 3.37% for the same period in 2008.
Our provision for loan losses was $13.6 million for the first three months of 2009 compared to $1.6 million for the same period in 2008. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs or recoveries incurred during the period, the changes in the amount of impaired loans and the results of our quarterly assessment of the inherent risks of our loan portfolio. During the first quarter of 2009, we incurred net charge-offs of $4.8 million compared to $190,000 in the first quarter of 2008. Additionally, during the first quarter of 2009, we increased our allowance for loan losses from 1.09% at December 31, 2008 to 1.30% at March 31, 2009 due to these increased levels of charge-offs and nonperforming loans.
Noninterest income for the three months ended March 31, 2009 compared to the same period in 2008 increased by $4.8 million, or 57.0%. This increase was primarily due to our recording gains on the sale of investment securities of approximately $4.3 million as a result of restructuring of the bond portfolio. Excluding gains on the sale of investment securities, Pinnacle’s noninterest income increased by 5.0 percent between the first quarter of 2009 and the first quarter of 2008.
Our continued growth in 2009 resulted in increased noninterest expense compared to 2008 due to increases in salaries and employee benefits and other operating expenses. The number of full-time equivalent employees increased from 686.0 at March 31, 2008 to 736.0 at March 31, 2009. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2009 which should also cause our compensation and employee benefit expense to increase in 2009. Additionally, our branch expansion efforts during the last few years and the addition of the new associates in 2009 will also increase noninterest expense. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.3% for the first three months of 2009 compared to 71.4% for the same period in 2008.
The effective income tax expense rate for the three months ended March 31, 2009 was approximately 29.9%, compared to an effective income tax expense rate for the three months ended March 31, 2009 of approximately 29.8%.
Net income available for common stockholders for the first three months of 2009 was $0.6 million compared to $6.1 million for the same period in 2008, a decrease of 89.4%. Included in net income available to common stockholders was $1.43 million of charges related to preferred stock dividends and accretion of the preferred stock discount. As a result, net income was $2.1 million for the three months ended March 31, 2009, compared to $6.1 million for the three months ended March 31, 2008.
Financial Condition. Loans increased $119 million during the first three months of 2009. We have grown our total deposits to $3.751 billion at March 31, 2009 compared to $3.533 billion at December 31, 2008, an increase of $218 million. In comparing the composition of the average balances of our deposits between the first quarter of 2009 with the first quarter of 2008, we have experienced increased growth in our higher cost certificate of deposit balances than in any other category. This increase in reliance on higher cost deposits has contributed to a reduced net interest margin between the two periods.
Capital and Liquidity. At March 31, 2009, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at March 31, 2009, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it may require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.
During 2008, we increased our capital accounts through our participation in the U.S. Department of Treasury’s Capital Purchase Program (the “CPP”). As a result of our participation in the CPP, we issued 95,000 shares of preferred stock for $95 million. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The common stock warrants have been assigned a fair value of $6.7 million as of December 12, 2008. As a result, $6.7 million has been recorded as the discount on the preferred stock issued in the CPP which will be accreted as a reduction in net income available for common stockholders over the next five years at approximately $1.1 million to $1.3 million per year. The resulting $88.3 million has been assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million over the next five years.
Additionally, during 2008, we sold one million shares of our common stock for $21.5 million which also increased our capital accounts. In the past, we have been successful in procuring additional capital from the capital markets (via public and private offerings of trust preferred securities and common stock). This additional capital was required to support our growth. As of March 31, 2009, we believe we have access to sufficient capital to support our current growth plans. However, expansion by acquisition of other banks or by branching into a new geographic market or by redemption of the preferred shares issued in connection with our participation in the CPP (which we may redeem at anytime subject to prior consultation with our primary federal regulator), could result in issuance of additional capital, including additional common shares.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from our mergers with Mid-America Bancshares, Inc. (“Mid-America”) and Cavalry Bancorp, Inc. (“Cavalry”) have been critical to the determination of our financial position and results of operations.
Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.
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
An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.
In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into four segments: commercial, commercial real estate, consumer and consumer real estate. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.
The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on management’s experience with similarly graded loans, discussions with banking regulators and industry loss factors. During the year ended December 31, 2008, we also performed a migration analysis of all loans that were charged-off during the previous two years. A migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We incorporated the migration analysis along with other factors to determine the loss allocation rates for the commercial and commercial real estate portfolios. Subsequently, we weighted the allocation methodologies for the commercial and commercial real estate portfolios and determined a weighted average allocation for these portfolios.
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
The assessment also includes an unallocated component. We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories. An example is the imprecision in the overall measurement process, in particular the volatility of the national and local economy.
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
Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is September 30. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
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
Our stock price has historically traded above its book value per common share and tangible book value per common share and was trading above its book value per common share and tangible book value per common share as of March 31, 2009. In the event our stock price were to trade below its book value per common share and tangible book value per common share, we would perform our usual evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.
Results of Operations
The following is a summary of our results of operations (dollars in thousands):

			2009-2008
	Three months ended		Percent
	March 31,		Increase
	2009	2008	(decrease)

Interest income	$49,518	$52,161	-5.1%
Interest expense	20,818	24,802	-16.1%

Net interest income	28,700	27,359	4.9%
Provision for loan losses	13,610	1,591	755.4%

Net interest income after provision for loan losses	15,090	25,768	-41.4%
Noninterest income	13,136	8,367	57.0%
Noninterest expense	25,243	25,491	-1.0%

Net income before income taxes	2,983	8,644	-65.5%
Income tax expense	893	2,579	-65.4%

Net income	2,090	6,065	-65.5%

Preferred dividends and preferred stock discount accretion	1,447	—

Net income available to common shareholders	$643	$6,065	-89.4%

Basic net income per common share available to common stockholders	$0.03	$0.27	-88.9%

Diluted net income per common share available to common stockholders	$0.03	$0.26	-88.5%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the three months ended March 31, 2009 and 2008, we recorded net interest income of $28.7 million and $27.4 million respectively, which resulted in a net interest margin of 2.72% and 3.37%.
The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2009			March 31, 2008
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields

Interest-earning assets:
Loans	$3,416,462	$38,526	4.57%	$2,761,745	$45,392	6.61%
Securities:
Taxable	716,317	9,088	5.15%	367,125	4,637	5.12%
Tax-exempt (1)	147,963	1,475	5.33%	136,690	1,351	5.24%
Federal funds sold and other	73,435	429	2.57%	58,892	781	5.56%

Total interest-earning assets	4,354,177	49,518	4.66%	3,324,452	52,161	6.37%

Nonearning assets
Intangible assets	260,729			258,807
Other nonearning assets	254,484			190,783

Total assets	$4,869,390			$3,774,042

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$359,524	$428	0.48%	$404,307	$2,129	2.12%
Savings and money market	715,704	1,940	1.10%	735,899	4,098	2.24%
Time	2,155,478	15,366	2.89%	1,372,899	14,859	4.35%

Total interest bearing deposits	3,230,706	17,734	2.23%	2,513,105	21,086	3.37%
Securities sold under agreements to repurchase	229,918	361	0.64%	169,146	832	1.98%
Federal Home Loan Bank advances and other borrowings	234,887	1,571	2.71%	143,802	1,426	3.99%
Subordinated debt	97,476	1,152	4.80%	82,476	1,458	7.11%

Total interest-bearing liabilities	3,792,987	20,818	2.23%	2,908,529	24,802	3.43%
Noninterest-bearing deposits	417,861	—	—	368,413	—	—

Total deposits and interest-bearing liabilities	4,210,848	20,818	2.01%	3,276,942	24,802	3.04%

Other liabilities	24,061			22,661
Stockholders’ equity	634,481			474,439

Total liabilities and stockholders’ equity	$4,869,390			$3,774,042

Net interest income		$28,700			$27,359

Net interest spread (2)			2.43%			2.94%
Net interest margin (3)			2.72%			3.37%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three months ended March 31, 2009 was 2.72%, compared to a net interest margin of 3.37% for the same period in 2008. Our net interest margin for the three months ended March 31, 2009 was 19.3% less than our margin during the same period in the previous year. The reduction in the net interest margin was significant as the net decreases in the yield on interest-earning assets was 171 basis points compared to the decrease in the rate paid on total deposits and interest-bearing liabilities of only 103 basis points. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields were 2.04% less during the three months ended March 31, 2009 when compared to the same period in 2008. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for the three months ended March 31, 2009 was 3.25% compared to 6.22% for the same period in 2008 reflecting the reduction of the Federal Funds rate between these periods. Our prime lending rate moves in concert with the Federal Reserve’s changes to its Federal funds rate. The reduction in loan rates had a negative impact on our margin when comparing the three months ended March 31, 2009 with the same period in 2008.

•	During the first three months of 2009, overall deposit rates were less than those rates for the comparable period in 2008 by 33.8%. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short term rate environment during the first three months of 2009 when compared with the first three months of 2008. As a result, the rates for those products experienced a large decrease between the two periods. However, competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively and negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with several new market entrants seeking deposit growth. As a result, these events had a negative impact on our margin during the first three months of 2009.

•	During the first three months of 2009, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 40.9% of our total funding compared to 51.2% during the same period in 2008. The decrease in these products as a percentage of total funding is attributable to the competitiveness of these products among the local banking franchises and the significant growth we have experienced as we have elected to fund lending opportunities through noncore sources. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 9.9% of total funding in 2009, compared to 11.2% in 2008. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin. These matters contributed to a lower net interest margin during the first three months of 2009 compared to the same period in 2008.

•	Also impacting the net interest margin during the first three months of 2009 was a higher amount of floating rate subordinated indebtedness outstanding. The interest rate charged on this indebtedness is generally higher than other funding sources. In October 2007, we issued an additional $30 million in floating rate subordinated indebtedness to fund the cash component of the Mid-America purchase price. The rate we are required to pay on this indebtedness is 285 basis points over three-month LIBOR. In August 2008, we also issued $15 million in additional subordinated indebtedness at a rate of 350 basis points over three month LIBOR. Proceeds from this issuance have been used for the anticipated growth of Pinnacle Financial. These spreads are higher than the spreads associated with our other forms of subordinated indebtedness which were issued in previous periods.
During the three months ended March 31, 2009, the yield curve was steeper than the same period in 2008 which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Federal funds rate and short term treasury rates. During the fourth quarter of 2008, the Federal Reserve, in response to increasing economic instability, reduced the targeted Federal funds rate such that the targeted rate at year end 2008 was less than 0.25%. This reduction together with previous Federal Reserve rate reductions in 2008 has facilitated the continual compression of our net interest margins as we experience reduced yields on a significant portion of our earning asset base but have not been able to counter this impact via reduced funding costs. At this time, we do not believe we will be able to reduce the rates we are paying on our short-term deposits, such as interest checking, savings and money market accounts due to competitive pressures. Traditionally, we maintain an asset sensitive balance sheet, thus when rates are increasing our net interest margin should expand. Currently, we believe interest rates will be fairly stable throughout 2009. As a result, this will likely limit our ability to increase our margin as a result of interest rate fluctuations.

We believe we should be able to increase net interest income through overall growth in earning assets in 2009 compared to previous periods. The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs, and thus we should be able to increase our current net interest income. We also believe our net interest margin should increase during the remainder of 2009 due to several factors. One factor is that we believe the rates we charge our loan customers are beginning to increase as we experience more pricing leverage with our borrowers which includes not only implementation of more risk-based pricing initiatives but also the implementation of loan rate floors on floating and variable rate loan products. Additionally, our time deposit portfolio will continually reprice during 2009 and we believe the pricing of these deposits will generally be lower in 2009 than in 2008. Offsetting these margin gains will be the negative impact of increased levels of nonperforming assets during 2009.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $13.6 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2009. Increases in nonperforming loans and net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances during the first three months of 2009 were the primary reasons for the increase in the provision expense in 2009 when compared to 2008.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
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
The following is the makeup of our noninterest income for the three months ended March 31, 2009 and 2008 (dollars in thousands):

			2009-2008
	Three months ended		Percent
	March 31,		Increase
	2009	2008	(decrease)

Noninterest income:
Service charges on deposit accounts	$2,477	$2,574	-3.8%
Investment sales commissions	854	1,268	-32.6%
Gains on loans sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	1,522	652	133.4%
Gains (losses) on loan sales and loan participations, net	(234)	4	-100.0%
Insurance sales commissions	1,305	1,064	22.7%
Net gain on sale of investments	4,346	—	100.0%
Trust fees	658	505	30.3%
Other noninterest income:
ATM and other consumer fees	1,049	943	11.2%
Letters of credit fees	109	86	26.7%
Bank-owned life insurance	195	362	-46.1%
Swap fees on customer loan transactions, net	305	183	66.7%
Visa related gains	—	203	-100.0%
Other noninterest income	550	523	5.2%

Total noninterest income	$13,136	$8,367	57.0%

Service charge income for 2009 decreased from that in 2008 due to decreased overdraft protection charges and decreased per item insufficient fund charges.
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At March 31, 2009, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $671 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $859 million at March 31, 2008. This decrease in brokerage assets was due to the overall devaluation in the securities markets. This devaluation contributed to lower investment sales commissions during the first three months of 2009 compared to 2008. We also offer trust services through Pinnacle National’s trust division. At March 31, 2009, our trust department was receiving fees on approximately $544 million in assets compared to $493 million at March 31, 2008. The business development efforts of our trust department resulted in an increase in assets under management. We also increased the number of trust advisors in the past year. These factors contributed to an increase in trust fees for the first three months of 2009 compared to the same period in 2008.
Additionally, fees from the origination and sale of mortgage loans also provided for a significant portion of the increase in noninterest income. These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing rate environment. Also impacting mortgage origination fees are the number of mortgage originators we have offering these products. We increased the number of mortgage originators in the past year. These originators are largely commission-based employees. The gross fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations. We plan to continue to increase our mortgage origination work force in 2009.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At March 31, 2009 and pursuant to participation agreements with these correspondents, we had participated approximately $122 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We are also required to maintain the present value of the difference in future cash flows to be collected from our customers and the cash flow that is ultimately remitted to our correspondents as a net asset on our balance sheet. Over time this net asset decreases as cash payments are collected from our customers and subsequently remitted to our correspondent banks. At each quarter end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market based rate. Should the discount rate we are using to measure these cash flows change during the current accounting period, the result of the change is reflected in our statement of income.
As a result of these matters, during the three months ended March 31, 2009, we expensed $234,000 compared to a $4,000 gain during the three months ended March 31, 2008. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, our acquisitions and our growth have resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the three months ended March 31, 2009, we sold approximately $201 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized a $4.3 million gain.
We offer insurance services through Miller Loughry Beach Insurance and Services, Inc.. On July 2, 2008, we announced the merger of Murfreesboro, Tenn.-based Beach & Gentry Insurance LLC (Beach & Gentry). Beach & Gentry merged with Miller & Loughry Insurance Services Inc. As a result, insurance sales commissions increased between the first quarter of 2008 and the first quarter of 2009.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2009 compared to 2008 due primarily to increased volumes from new customers.

Additionally, noninterest income from the cash surrender value of bank-owned life insurance decreased between the first three months of 2009 and the first three months of 2008. The assets that support these policies are administered by the bank-owned life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. With the national recession, the policy investment returns have underperformed. We anticipate that such underperformance will continue through 2009.
Also included in other noninterest income is $305,000 for the three months ended March 31, 2009 and $183,000 for the three months ended March 31, 2008 in fees we receive when we originate an interest rate swap transaction for commercial borrowers and a counterparty interest rate swap transaction with a third party provider. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three months ended		2009-2008
	March 31,		Percent
	2009	2008	Increase (decrease)

Noninterest expense:
Compensation and employee benefits:
Salaries	$8,986	$8,726	3.0%
Commissions	606	637	-4.9%
Other compensation, primarily incentives	2,362	2,110	11.9%
Employee benefits and other	2,797	2,394	16.8%

Total compensation and employee benefits	14,751	13,867	6.4%

Equipment and occupancy	4,235	4,276	-1.0%
Marketing and business development	440	376	17.0%
Postage and supplies	830	648	28.1%
Amortization of intangibles	759	766	-0.9%
Other noninterest expense:
Other real estate	701	61	1,049.2%
Professional fees	576	44	1,209.1%
Legal, including borrower-related charges	138	158	-12.7%
Directors’ fees	167	83	101.2%
Insurance, including FDIC assessments	1,196	727	64.5%
Contributions	191	109	75.2%
Other noninterest expense	1,259	1,270	-0.9%

Total other noninterest expense	4,228	2,452	72.4%

Merger related expense	—	3,106	-100.0%

Total noninterest expense	$25,243	$25,491	-1.0%

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
At March 31, 2009, we employed 736.0 full-time equivalent employees compared to 686.0 at March 31, 2008. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-

commissioned employees are eligible to participate in an annual cash incentive plan. Under the plan, the targeted level of incentive payments requires the Company to achieve a certain soundness threshold and a targeted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee (the “Committee”) of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.
Included in the salary and employee benefits amounts for the three months ended March 31, 2009 and 2008, were $1,071,000 and $1,486,000, respectively, related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. Based on our internal earnings forecast for 2009, for the three months ended March 31, 2009, we have anticipated a cash award to qualifying associates equal to approximately 60% of their targeted award and consequently we have recorded the quarterly portion of incentive expense assuming 60% of the targeted award. We have accrued for no cash incentives at March 31, 2009 for the five highest paid executive officers based on the uncertainty created by recently enacted legislation related to our participation in the CPP. We will continue to review our anticipated 2009 performance, our participation in the CPP and applicable legislation throughout 2009 which may require us to increase or decrease the anticipated award above or below the first quarter accrual rate. Included in merger related expense for the first quarter of 2008 are incentive payments made to certain executives, including Pinnacle Financial’s named executive officers, pursuant to a special incentive plan approved by the Committee for achievement of predetermined targets in association with the Mid-America acquisition.
Additionally, for the three months ended March 31, 2009 and 2008, approximately $875,000 and $482,000, respectively, of compensation expense related to stock options and restricted share awards is included in other incentive compensation expense.
Marketing and other business development and postage and supplies expenses are higher in 2009 compared to 2008 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
Included in noninterest expense for the first quarter of 2009 and 2008 is $759,000 and $766,000, respectively, of amortization of intangibles related primarily to the Mid-America and Cavalry mergers. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $30,000 during the three months ended March 31, 2009.
Other noninterest expenses increased 72.4% in the first quarter of 2009 when compared to 2008. Most of these increases are attributable to increased other real estate, professional fees, and FDIC insurance premiums. Recently, the Federal Deposit Insurance Corporation (FDIC) finalized its deposit insurance assessment rates for 2009. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be significantly higher for all insured depository institutions. We anticipate our insurance costs to increase 100% in 2009 as our deposit assessment rate will increase from approximately 5 basis points of our deposits to approximately 10 basis points. We also anticipate in the second quarter of 2009 a special one-time assessment from the FDIC of approximately $3.5 million to provide additional reserves for the Bank Insurance Fund.
During the three months ended March 31, 2008, we incurred approximately $3.1 million in merger related expenses, primarily related to retention bonuses and accruals, in connection with our merger with Mid-America Bancshares, Inc. which was acquired during 2007. We do not anticipate any merger related expenses in connection with this acquisition during 2009.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 60.3% for the first quarter of 2009 compared to 71.4% in the first quarter 2008. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Financial Condition
Our consolidated balance sheet at March 31, 2009 reflects organic growth since December 31, 2008. Total assets grew to $4.95 billion at March 31, 2009 from $4.75 billion at December 31, 2008, an increase of 4.2%.

Loans. The composition of loans at March 31, 2009 and at December 31, 2008 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$1,010,309	29.1%	$963,530	28.7%
Consumer real estate — Mortgage	710,267	20.4%	675,606	20.1%
Construction and land development	674,398	19.4%	658,799	19.6%
Commercial and industrial	968,126	27.9%	966,563	28.8%
Consumer and other loans	110,859	3.2%	90,409	2.8%

Total loans	$3,473,959	100.0%	$3,354,907	100.0%

Although the allocation of our loan portfolio did not change significantly during the three months ended March 31, 2009 when compared to December 31, 2008, we did experience an increase of 0.40% in the commercial real estate classification. We continue to have loan demand for our commercial real estate and construction lending products, and we will continue to pursue sound, prudently underwritten real estate lending opportunities. Because these types of loans require that we maintain effective credit and construction monitoring systems, we have increased our resources in this area. We believe we can effectively manage this area of exposure due to our strategic focus of hiring experienced professionals who are well-trained in this type of lending and who have significant experience in our geographic market.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at March 31, 2009 and December 31, 2008 (dollars in thousands):

	At March 31, 2009
	Outstanding Principal	Unfunded	Total	Total Exposure at
	Balances	Commitments	exposure	December 31, 2008

Lessors of nonresidential buildings	$365,968	$62,153	$428,121	$406,798
Lessors of residential buildings	139,386	19,211	158,597	159,261
Land subdividers	227,336	68,145	295,481	319,701
New housing operative builders	199,999	52,834	252,833	261,625
The following table classifies our fixed and variable rate loans at March 31, 2009 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2009
	Fixed	Variable		At March 31,	At December 31,
	Rates	Rates	Totals	2009	2008

Based on contractual maturity:
Due within one year	$225,147	$1,071,270	$1,296,417	37.3%	40.9%
Due in one year to five years	832,032	641,922	1,473,954	42.4%	38.9%
Due after five years	135,427	568,161	703,588	20.3%	20.2%

Totals	$1,192,606	$2,281,353	$3,473,959	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,444,598	$1,444,598	41.6%	41.8%
Due within one year	225,147	711,084	936,231	26.9%	25.3%
Due in one year to five years	832,032	116,162	948,194	27.3%	28.3%
Due after five years	135,427	9,509	144,936	4.2%	4.6%

Totals	$1,192,606	$2,281,353	$3,473,959	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.
Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio include, but are not limited to the impact of recessionary economic conditions on our borrowers’ cash flows, real estate market sales volumes and valuations, real estate industry concentrations, deterioration in certain large credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral which would approximate $65 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $22 million. Our loan policy requires that our Executive Committee to the board of directors approve any relationships that exceed this internal limit.
At March 31, 2009 we had $53.7 million in nonperforming assets compared to $29.2 million at December 31, 2008, an 84.0% increase. Included in nonperforming assets were $33.9 million in nonperforming loans at March 31, 2009 and $10.9 million at December 31, 2008. The increase in non-performing asset balances that Pinnacle Financial experienced in the quarter ended March 31, 2009 is primarily related to a weakened residential real estate market in Pinnacle Financial’s market areas. Within this segment of the loan portfolio, Pinnacle Financial makes loans to home builders and developers and sub-dividers of land. These borrowers have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas. Further, housing starts in Pinnacle Financial’s market areas continue to slow.
The Greater Nashville Association of Realtors (“GNAR”) reported that the average median residential home price for the quarter ended March 31, 2009 was $161,000, a decrease of 8.2% from the same quarter a year earlier. GNAR also reported that the number of residential inventory at March 31, 2009 was 14,528 homes, a decrease of 3.6% from a year earlier. These statistics represent a generally weaker housing market than a year earlier. Median home prices have fallen indicates that home values have decreased. Although fewer homes for sale could be considered a positive in this market, it also indicates that fewer home owners are willing to consider selling their home and subsequently acquire another home. An extended recessionary period will likely cause our construction and land development loans to continue to underperform and our nonperforming assets and loan losses to continue to increase. We believe our nonperforming asset levels will remain elevated for at least the next several quarters as we work diligently to remediate these assets.
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2009, we had $33.9 million in loans on nonaccrual compared to $10.9 million at December 31, 2008, of which $24.5 million and $5.1 million, respectively, were residential construction and land development loans.
All non-accruing loans are reviewed by and, in many cases, reassigned to a senior officer of the Company that was not the individual responsible for originating the loan. If the loan is reassigned, the senior officer is responsible for developing an action plan designed to minimize any future losses that may accrue to the Company. Typically, these senior officers review the Company’s loan files, interview past loan officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The senior officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosure, restructuring the loan, issuing demand letters or other actions. The table below represents the classifications of our nonperforming loans (dollars in thousands):

	March 31,	Dec. 31,
	2009	2008

Commercial real estate — Mortgage	$3,859	$1,566
Consumer real estate — Mortgage	7,247	3,140
Construction and land development	18,960	5,016
Commercial and industrial	3,538	1,108
Consumer and other loans	259	30

Total loans	$33,863	$10,860

During the quarter ended March 31, 2009, we placed several relationships on nonaccrual status; however the three largest nonperforming loans at March 31, 2009 were $9.5 million in loans to a real estate developer/builder of both commercial and residential projects, $4.8 million in loans to a developer of several residential developments and $4.5 million in loans to a real estate investor. All of these credits are located in Middle Tennessee. A significant contributor to the nonperforming loan increase was a weaker housing sector. Although we believe the dislocations in the Nashville and Knoxville housing sectors have not been as severe as many other areas of our country, we have noted weakness with respect to several specific clients who focus on residential construction and residential land development within our trade areas.
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
At March 31, 2009, we owned $19.8 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $18.3 million at December 31, 2008. Substantially all of these amounts relate to new home construction and residential development projects that are either completed or are in various stages of construction for which we believe we have adequate collateral. Approximately 98.0% of these assets are located within the Nashville MSA.
There were $3.9 million of other loans 90 days past due and still accruing interest at March 31, 2009 compared to $1.5 million at December 31, 2008. At March 31, 2009 and at December 31, 2008, no loans were deemed to be restructured loans.
The following table is a summary of our nonperforming assets at March 31, 2009 and December 31, 2008 (dollars in thousands):

	At March 31,	At December 31,
	2009	2008

Nonaccrual loans (1)	$33,863	$10,860
Restructured loans	—	—
Other real estate owned	19,817	18,306

Total nonperforming assets	53,680	29,166
Accruing loans past due 90 days or more	3,871	1,508

Total nonperforming assets and accruing loans past due 90 days or more	$57,551	$30,674

Total loans outstanding	$3,473,959	$3,354,907

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	1.66%	0.91%

Ratio of nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	126.95%	84.08%

(1)	Interest income that would have been recorded during the three months ended March 31, 2009 related to nonaccrual loans was $690,000.

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $88.9 million or 2.59% of total loans and other real estate at March 31, 2009 compared to $27.8 million or 0.83% at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused by the downgrade of additional residential construction and development loans and one $21.5 million loan to a one-bank holding company. That holding company and its bank subsidiary are undergoing increased regulatory scrutiny and are subject to a requirement to raise additional capital. During the first quarter of 2009 this $21.5 million loan was downgraded from criticized status to substandard status. The loan was due on March 31, 2009, and only interest was paid at that date. We believe payment of this loan will be dependent on a successful recapitalization of the borrower, and that while the borrower has made progress toward that end, its success cannot be assured at this time. Although at March 31, 2009, we believed we were adequately collateralized and that the borrower had initiated steps to cure its capital issues, the failure by the borrower and its bank subsidiary to raise sufficient capital and comply with regulatory restrictions could require further downgrades, a re-evaluation of our collateral, and the charge-off or restructure of some or all of this loan.
In addition to potential problem loans, criticized loans are those loans with above-average weakness as identified by our internal loan review processes. These are loans in varying stages of review by our officers with the review objective being to determine whether there is a well-defined weakness, which would require a downgrade to a potential problem loan or a nonperforming loan, or whether the credit weakness is stable or improving which would warrant a continued criticized loan grade or an upgrade to a passing credit grade. Typically, all criticized loans are performing loans and are thus not impaired. At March 31, 2009, approximately $54.6 million, or 1.6% of total loans outstanding, were criticized loans, as compared to $78.4 million, or 2.34% of total loans at December 31, 2008.
Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2009 and December 31, 2008, our allowance for loan losses was $45.3 million and $36.5 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.
The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2009 and for the year ended December 31, 2008 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended	Year ended
	March 31, 2009	December 31, 2008

Balance at beginning of period	$36,484	$28,470
Provision for loan losses	13,610	11,214
Charged-off loans:
Commercial real estate — Mortgage	(500)	(62)
Consumer real estate — Mortgage	(463)	(1,144)
Construction and land development	(1,014)	(2,172)
Commercial and industrial	(2,531)	(773)
Consumer and other loans	(345)	(982)

Total charged-off loans	(4,853)	(5,133)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	731
Consumer real estate — Mortgage	6	3
Construction and land development	—	55
Commercial and industrial	18	844
Consumer and other loans	69	300

Total recoveries of previously charged-off loans	93	1,933

Net (charge-offs) recoveries	(4,760)	(3,200)

Balance at end of period	$45,334	$36,484

Ratio of allowance for loan losses to total loans outstanding at end of period	1.30%	1.09%

Ratio of net charge-offs (*) to average loans outstanding for the period	0.56%	0.11%

(*)	Net charge-offs for the three months ended March 31, 2009 have been annualized.
As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the value of collateral and the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.
The allowance increased by $8.9 million between March 31, 2009 and December 31, 2008 and the ratio of our allowance for loan losses to total loans outstanding increased to 1.30% at March 31, 2009 from 1.09% at December 31, 2008. The significant increase in nonperforming loans and net-charge offs during the first three months of 2009 were the primary reasons for the increase in the allowance for loan losses in 2009 when compared to 2008.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $868.5 million and $849.8 million at March 31, 2009 and December 31, 2008, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at March 31, 2009 follows:

March 31, 2009
Weighted average life	2.47 years
Weighted average coupon	5.37%
Tax equivalent yield	5.24%
Deposits and Other Borrowings. We had approximately $3.75 billion of deposits at March 31, 2009 compared to $3.53 billion at December 31, 2008. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $209.6 million at March 31, 2009 and $184.3 million at December 31, 2008. Additionally, at March 31, 2009, we had borrowed $203.6 million in advances from the Federal Home Loan Bank of Cincinnati compared to $183.3 million at December 31, 2008.
Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,		December 31,
	2009	Percent	2008	Percent

Core funding:
Noninterest-bearing deposit accounts	$451,418	10.5%	$424,757	10.4%
Interest-bearing demand accounts	380,384	8.9%	375,993	9.2%
Savings and money market accounts	717,265	16.8%	694,582	17.0%
Time deposit accounts less than $100,000	449,357	10.5%	570,443	13.9%

Total core funding	1,998,424	46.7%	2,065,775	50.5%

Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	218,019	5.1%	36,924	0.9%
Other time deposits	593,357	13.8%	306,138	7.5%
Securities sold under agreements to repurchase	209,591	4.9%	184,298	4.5%

Total relationship based non-core funding	1,020,967	23.9%	527,360	12.9%

Wholesale funding:
Time deposit accounts greater than $100,000
Public funds	300,407	7.0%	538,809	13.2%
Brokered deposits	640,752	15.0%	585,599	14.3%
Federal Home Loan Bank advances, Federal funds purchased and other borrowings	222,039	5.2%	273,609	6.7%
Subordinated debt — Pinnacle National	15,000	0.4%	15,000	0.4%
Subordinated debt — Pinnacle Financial	82,476	1.9%	82,476	2.0%

Total wholesale funding	1,260,674	29.4%	1,495,493	36.6%

Total non-core funding	2,281,641	53.3%	2,022,853	49.5%

Totals	$4,280,065	100.0%	$4,088,628	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. As noted in the table above, our core funding decreased from 50.5% at December 31, 2008 to 46.7% at March 31, 2009. The decrease in core funding which occurred during the three months ended March 31, 2009 was caused we believe by the cyclical decline in core funding that regularly occurs during the first quarter and thus requires a temporary, greater reliance on other non-core funding sources. The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the temporary increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in time deposits greater than $100,000 increments, thus elevating the amount of time deposits above the $100,000 core threshold. In addition, the temporary insurance limit increase resulted in a significant increase in time deposits of our customers between $100,000 and the new insurance limits. Although growing our core deposit base is a key strategic objective of our firm, we believe that our dependence on non-core funding will increase, but remain within our policies, as we continue to fund the rapid growth of our loan portfolio.
The amount of time deposits as of March 31, 2009 amounted to $2.2 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$289,235	1.99%
Over three but less than six months	123,016	2.77%
Over six but less than twelve months	194,260	2.98%
Over twelve months	60,629	3.47%

	667,140	2.56%

Denomination $100,000 and greater
Three months or less	684,939	1.87%
Over three but less than six months	373,408	2.91%
Over six but less than twelve months	347,182	3.33%
Over twelve months	129,221	3.79%

	1,534,750	2.61%

Totals	$2,201,890	2.60%

Subordinated debt and other borrowings. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At March 31, 2009, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.116% at March 31, 2009) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (2.870% at March 31, 2009) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (4.170% at March 31, 2009) which is set each quarter and matures on September 30, 2037.
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
Subject to approval by the Federal Reserve Bank of Atlanta and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed subject to the limitations imposed under the CPP prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV. The Trust Preferred Securities may also be redeemed at any time subject to the CPP restrictions in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
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
At March 31, 2009, we had a loan agreement related to a $25 million line of credit with a regional bank. This line of credit is used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at March 31, 2009 was $18 million. The line of credit has a one year term, contains customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and is priced at 30-day LIBOR plus 200 basis points. As of March 31, 2009, we were in violation of the covenant limiting the amount of nonperforming assets we could have at any quarterly reporting date. On April 23, 2009, we received a waiver of this covenant violation from the lender. We expect to renegotiate our covenants in this agreement during the second quarter of 2009 and that the line of credit will remain in place. However, should we not be able to successfully renegotiate this line of credit with our lender, we intend to repay the indebtedness in full. At this time, our holding company has cash available to repay this note in full
On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as Tier 2 capital for regulatory capital purposes until 2010 and at a decreasing percentage each year thereafter. This additional bank level capital has been utilized to support our growth.
Capital Resources. At March 31, 2009 and December 31, 2008, our stockholders’ equity amounted to $631.6 million and $627.3 million, respectively. This increase was primarily attributable to $3.7 million increase in comprehensive income, which was composed of $2.1 in net income together with $1.6 million of net unrealized holding gains associated with our available-for-sale portfolio.
On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $1.45 million during the quarter ended March 31, 2009. Proceeds from this sale of preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National.
The Series A preferred stock sold pursuant to the CPP is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent thereafter. The preferred shares are only redeemable at our option under certain circumstances during the first three years and are redeemable thereafter without restriction. As a result of our participation in CPP, our capital ratios have been further enhanced.
There is much publicity regarding banks redeeming their CPP preferred stock by repaying the U.S. Treasury. We continue to consider redemption of the preferred stock issued by us in the CPP. We believe several significant items will need to be accomplished before we redeem the preferred stock. We will need to consider the implications of redemption of the preferred stock on our future growth plans. We currently anticipate that redemption of the CPP preferred stock would require supplemental capital of some form most likely a common stock issuance. Additionally, we will need to gain more clarity on the length and depth of the current credit cycle, particularly as it relates to our loan portfolio and specifically the health of our residential construction and land development credits and the large financial institution loan described above. Also, in order to redeem the CPP preferred stock we will need to obtain regulatory approval.
At March 31, 2009, our Tier 1 risk-based capital ratio was 11.8 percent, or total risk-based capital was 13.3 percent and our leverage ratio was 9.7 percent, compared to 12.1 percent, 13.5 percent and 10.5 percent at December 31, 2008, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. During the three months ended March 31, 2009, Pinnacle National paid $2.4 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP (as more fully discussed above and in Pinnacle Financial’s Annual Report on Form 10-K). Pinnacle Financial has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.
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
At March 31, 2009, our model results indicate that we remain asset-sensitive. Asset sensitivity implies that our assets will reprice faster than our liabilities. As a result, an interest rate increase should be beneficial to us as our asset yields would increase at a more rapid rate than the costs of our liabilities. This asset sensitivity is primarily attributable to the absolute low level of rates in the current economic cycle. Our deposit rates are difficult to lower as we have achieved, for many deposit products, “embedded” floors, which basically means that we either are near a zero interest level or competitive pressures do not allow for any meaningful decreases. Due to the absolute low level of rates, we periodically operate outside of our guidelines for interest rate sensitivity and economic value of equity on a few of the “rates down” interest rate scenarios.
Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. At March 31, 2009 and December 31, 2008, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. We periodically enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designed as hedging instruments.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the Federal Home Loan Bank of Cincinnati, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2009, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $203.6 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates

2009	$25,066	0.90%
2010	56,984	3.54%
2011	10,083	1.90%
2012	30,085	3.50%
Thereafter	81,425	2.85%

Total	$203,643

Weighted average interest rate		2.86%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There was $397,000 outstanding under these agreements at March 31, 2009, and for the three months ended March 31, 2009, we averaged borrowings from correspondent banks of $19.9 million under such agreements.
At March 31, 2009, brokered certificates of deposit approximated $640.7 million which represented 15.0% of total funding compared to $585.6 million and 14.3% at December 31, 2008. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At March 31, 2009, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.
Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At March 31, 2009, we had outstanding standby letters of credit of $95.3 million and unfunded loan commitments outstanding of $1.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Pinnacle Financial does not expect the impact of SFAS No. 161 on its financial position, results of operations or cash flows to be material.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s statements of income and condition.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statements of income and condition.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s statements of income and condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 38 through 40 of Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	That May Yet Be
	Shares Repurchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(1)	Per Share	Programs	Plans or Programs
January 1, 2009 to January 31, 2009	693	$23.19	—	—
February 1, 2009 to February 28,2009	104	$23.50	—	—
March 1, 2009 to March 31, 2009	187	$17.55	—	—

Total	984	$21.41	—	—

(1)	During the quarter ended March 31, 2009, 28,458 shares of restricted stock previously awarded to certain of our associates vested. We withheld 984 shares to satisfy tax withholding requirements for these associates.
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

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
M. Terry Turner
April 27, 2009	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
April 27, 2009	Chief Financial Officer