Form 10-Q
period 2009-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2009-08-03
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑                    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
Yes ☐                    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (do not check if you are a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
As of August 3, 2009 there were 32,931,547 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2009

FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this presentation which may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “goal,” “target,” “should,” “shouldn’t” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of Pinnacle to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to continue to grow its loan portfolio at historic rates in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) increased competition with other financial institutions; (vi) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (vii) rapid fluctuations or unanticipated changes in interest rates; (viii) the results of regulatory examinations; (ix) the development of any new market other than Nashville or Knoxville; (x) a merger or acquisition; (xi) any activity in the capital markets that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xii) the impact of governmental restrictions on entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); (xiii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy; and (xiv) the inability of Pinnacle Financial to secure the approval of the Treasury and its bank subsidiary’s primary federal regulator for the redemption by Pinnacle Financial of the Series A preferred stock sold by Pinnacle Financial to the Treasury in the Capital Purchase Program. A more detailed description of these and other risks is contained in Pinnacle’s most recent annual report on Form 10-K and in Part II, Item 1A “Risk Factors” below. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and users are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this presentation, whether as a result of new information, future events or otherwise.

Item 1.
Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and noninterest-bearing due from banks	$48,244,961	$68,388,961
Interest-bearing due from banks	53,197,920	8,869,680
Federal funds sold	8,202,688	12,994,114

Cash and cash equivalents	109,645,569	90,252,755

Securities available-for-sale, at fair value	917,387,417	839,229,428
Securities held-to-maturity (fair value of $8,868,642 and $10,642,973 at June 30, 2009 and December 31, 2008, respectively)	8,697,285	10,551,256
Mortgage loans held-for-sale	27,960,291	25,476,788

Loans	3,544,175,900	3,354,907,269
Less allowance for loan losses	(66,075,358)	(36,484,073)

Loans, net	3,478,100,542	3,318,423,196

Premises and equipment, net	69,375,573	68,865,221
Other investments	36,931,884	33,616,450
Accrued interest receivable	18,105,853	17,565,141
Goodwill	244,116,260	244,160,624
Core deposits and other intangible assets	15,236,635	16,871,202
Other real estate	18,844,859	18,305,880
Other assets	92,339,377	70,756,823

Total assets	$5,036,741,545	$4,754,074,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$470,048,740	$424,756,813
Interest-bearing	360,664,283	375,992,912
Savings and money market accounts	826,467,439	694,582,319
Time	2,104,264,005	2,037,914,307

Total deposits	3,761,444,467	3,533,246,351
Securities sold under agreements to repurchase	215,135,151	184,297,793
Federal Home Loan Bank advances and other borrowings	228,316,728	201,966,181
Federal funds purchased	—	71,643,000
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	9,007,931	8,326,264
Other liabilities	21,589,323	29,820,779

Total liabilities	4,332,969,600	4,126,776,368
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at June 30, 2009, and December 31, 2008	88,877,600	88,348,647
Common stock, par value $1.00; 90,000,000 shares authorized; 32,929,747 issued and outstanding at June 30, 2009 and 23,762,124 issued and outstanding at December 31, 2008	32,929,747	23,762,124
Common stock warrants	3,348,402	6,696,804
Additional paid-in capital	522,567,295	417,040,974
Retained earnings	52,147,201	84,380,447
Accumulated other comprehensive income, net of taxes	3,901,700	7,069,400

Total stockholders’ equity	703,771,945	627,298,396

Total liabilities and stockholders’ equity	$5,036,741,545	$4,754,074,764

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$39,626,873	$42,227,538	$78,152,618	$87,619,700
Securities:
Taxable	8,393,225	4,792,481	17,480,912	9,429,758
Tax-exempt	1,573,470	1,339,732	3,048,124	2,690,769
Federal funds sold and other	434,684	414,118	864,924	1,195,035

Total interest income	50,028,252	48,773,869	99,546,578	100,935,262

Interest expense:
Deposits	16,420,194	17,719,109	34,153,979	38,804,742
Securities sold under agreements to repurchase	423,274	567,090	784,061	1,399,143
Federal Home Loan Bank advances and other borrowings	2,672,595	2,805,541	5,396,097	5,690,127

Total interest expense	19,516,063	21,091,740	40,334,137	45,894,012

Net interest income	30,512,189	27,682,129	59,212,441	55,041,250
Provision for loan losses	65,320,390	2,787,470	78,929,925	4,378,593

Net interest income after provision for loan losses	(34,808,201)	24,894,659	(19,717,484)	50,662,657

Noninterest income:
Service charges on deposit accounts	2,568,429	2,684,486	5,045,380	5,258,223
Investment services	1,078,282	1,220,247	1,932,385	2,488,495
Insurance sales commissions	919,342	589,488	2,224,551	1,653,151
Gain on loan sales, net	1,633,342	879,824	2,921,114	1,535,912
Gain on investment sales, net	2,116,095	—	6,462,241	—
Net gain on sale of premises	8,889	1,010,881	8,889	1,010,881
Trust fees	641,646	531,458	1,299,354	1,036,458
Other noninterest income	1,636,401	2,142,101	3,844,035	4,442,768

Total noninterest income	10,602,426	9,058,485	23,737,949	17,425,888

Noninterest expense:
Salaries and employee benefits	12,676,044	12,502,540	27,427,093	26,369,277
Equipment and occupancy	4,310,934	3,226,932	8,546,262	7,503,205
Foreclosed real estate expense	3,913,628	85,654	4,614,223	139,318
Marketing and other business development	466,201	478,507	905,717	854,378
Postage and supplies	829,548	843,287	1,659,686	1,491,627
Insurance including FDIC premiums	3,913,757	775,543	5,110,058	1,503,067
Amortization of intangibles	876,034	758,033	1,634,567	1,524,066
Merger related expense	—	1,349,276	—	4,455,039
Other noninterest expense	3,620,264	3,055,376	5,951,828	4,726,829

Total noninterest expense	30,606,410	23,075,148	55,849,434	48,566,806

Income (loss) before income taxes	(54,812,185)	10,877,996	(51,828,969)	19,521,739
Income tax expense (benefit)	(23,036,434)	2,916,863	(22,143,426)	5,495,816

Net income (loss)	(31,775,751)	7,961,133	(29,685,543)	14,025,923
Preferred stock dividends	1,200,694	—	2,388,195	—
Accretion on preferred stock discount	269,612	—	528,953	—

Net income (loss) available to common stockholders	$(33,246,057)	$7,961,133	$(32,602,691)	$14,025,923

Per share information:
Basic net income (loss) per common share available to common stockholders	$(1.33)	$0.36	$(1.34)	$0.63

Diluted net income (loss) per common share available to common stockholders	$(1.33)	$0.34	$(1.34)	$0.60

Weighted average shares outstanding:
Basic	24,965,291	22,356,667	24,242,160	22,248,292

Diluted	24,965,291	23,629,234	24,242,160	23,519,844

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

								Accumulated
					Common	Additional		Other	Total
	Preferred Stock		Common Stock		Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2007	—	—	22,264,817	$22,264,817	—	$390,977,308	$54,150,679	$(782,510)	$466,610,294
Cumulative effect of change in accounting principle due to adoption of EITF 06-4, net of tax	—	—	—	—	—	—	(598,699)	—	(598,699)
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	176,504	176,504	—	1,895,359	—	—	2,071,863
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan, net of forfeitures	—	—	146,243	146,243	—	(146,243)	—	—	—
Compensation expense for restricted shares	—	—	—	—	—	42,625	—	—	42,625
Compensation expense for stock options	—	—	—	—	—	973,246	—	—	973,246
Comprehensive income:
Net income	—	—	—	—	—	—	14,025,923	—	14,025,923
Net unrealized holding gains on securities available-for-sale, net of deferred tax benefit of $2,404,397	—	—	—	—	—	—	—	(1,415,818)	(1,415,818)

Total comprehensive income									12,610,105

Balances, June 30, 2008	—	—	22,587,564	$22,587,564	—	$393,742,295	$67,577,903	$(2,198,328)	$481,709,434

Balances, December 31, 2008	95,000	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	53,219	53,219	—	609,336	—	—	662,555
Issuance of restricted common shares, net of forfeitures	—	—	261,948	261,948	—	(261,948)	—	—	—
Restricted shares withheld for taxes	—	—	(2,544)	(2,544)	—	(49,353)	—	—	(51,897)
Issuance of 8,855,000 shares of common stock, net of offering costs of $6,087,215	—	—	8,855,000	8,855,000	—	100,172,785	—	—	109,027,785
Cancellation of 267,455 warrants previously issued to U.S. Treasury	—	—	—	—	(3,348,402)	3,348,402	—	—	—
Compensation expense for restricted shares	—	—	—	—	—	817,183	—	—	817,183
Compensation expense for stock options	—	—	—	—	—	889,916	—	—	889,916
Accretion on preferred stock discount	—	528,953	—	—	—	—	(528,953)	—	—
Preferred dividends paid	—	—	—	—	—	—	(2,018,750)	—	(2,018,750)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(29,685,543)	—	(29,685,543)
Net unrealized holding losses on securities available-for-sale, net of deferred tax benefit of $1,825,225	—	—	—	—	—	—	—	(3,167,700)	(3,167,700)

Total comprehensive loss									(32,853,243)

Balances, June 30, 2009	95,000	$88,877,600	32,929,747	$32,929,747	$3,348,402	$522,567,295	$52,147,201	$3,901,700	$703,771,945

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Operating activities:
Net income (loss)	$(29,685,543)	$14,025,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	2,584,300	372,333
Depreciation and amortization	5,233,633	3,013,790
Provision for loan losses	78,929,925	4,378,593
Gain on loan sales	(2,921,114)	(1,535,912)
Gain on investment sales, net	(6,462,241)	—
Net gains on sale of premises	(8,889)	(1,010,881)
Stock-based compensation expense	1,707,099	1,015,871
Deferred tax (benefit) expense	(22,539,597)	636,941
Losses on foreclosed real estate and other investments	3,726,480	—
Other	—	242,260
Excess tax benefit from stock compensation	(44,364)	(400,435)
Mortgage loans held for sale:
Loans originated	(409,089,622)	(143,182,739)
Loans sold	409,289,300	139,449,854
Decrease in other assets	8,961,281	7,946,519
Decrease in other liabilities	(7,549,790)	(4,239,365)

Net cash provided by operating activities	32,130,858	20,712,752

Investing activities:
Activities in securities available-for-sale:
Purchases	(576,211,432)	(105,649,364)
Sales	346,895,583	—
Maturities, prepayments and calls	150,188,718	88,719,393
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,820,000	15,750,000
Increase in loans, net	(249,598,544)	(297,159,343)
Purchases of premises and equipment and software	(3,893,617)	(4,331,291)
Proceeds from the sale of premises and equipment and software	8,889	2,821,702
Other investments	(3,700,059)	(2,093,733)

Net cash used in investing activities	(334,490,462)	(301,942,636)

Financing activities:
Net increase in deposits	228,464,906	228,641,510
Net increase in securities sold under agreements to repurchase	30,837,358	27,117,598
Net decrease in Federal funds purchased	(71,643,000)	(39,862,000)
Advances from Federal Home Loan Bank:
Issuances	60,000,000	85,225,925
Payments	(15,570,903)	(8,607,114)
Net increase (decrease) in borrowings under lines of credit	(18,000,000)	9,000,000
Preferred dividends paid	(2,018,750)	—
Issuance of common stock, net of expenses	109,027,785	—
Exercise of common stock options and stock appreciation rights	610,658	2,019,788
Excess tax benefit from stock compensation	44,364	400,435

Net cash provided by financing activities	321,752,418	303,936,142

Net increase in cash and cash equivalents	19,392,814	22,706,258
Cash and cash equivalents, beginning of period	90,252,755	122,503,863

Cash and cash equivalents, end of period	$109,645,569	$145,210,121

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
     Cash Flow Information —Supplemental cash flow information addressing certain cash payments and noncash transactions for each of the six months ended June 30, 2009 and 2008 was as follows:

	For the six months ended June 30,
	2009	2008

Cash Payments:
Interest	$39,997,810	$45,403,484
Income taxes	3,200,000	3,700,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	49,553,686	1,786,464
Loans foreclosed upon with repossessions, transferred to other real estate	10,749,074	13,880,435
Net unrealized holding losses on available-for-sale securities, net of deferred tax benefit	3,167,700	1,415,818
     Income (Loss) Per Common Share — Basic net income (loss) per share available to common stockholders (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted EPS by application of the treasury stock method.
     As of June 30, 2009, there were 2,153,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services which is less than the average market price of Pinnacle Financial’s common stock. Additionally, as of June 30, 2009,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pinnacle Financial had outstanding warrants to purchase 612,455 of common shares. Due to the net loss attributable to common shareholders for the three and six months ended June 30, 2009, no potentially dilutive shares related to these stock options, stock appreciate rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on earnings per share. As of June 30, 2008, there were 2,365,000 stock options and 14,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and six months ended June 30, 2008. As of June 30, 2008, Pinnacle Financial had outstanding warrants to purchase 370,000 of common shares which have been considered in the calculation of Pinnacle Financial’s diluted earnings per share for the three and six months ended June 30, 2008.
     The following is a summary of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2009 and 2008:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic earnings per share calculation:
Numerator — Net income (loss) available to
common stockholders	$(33,246,057)	$7,961,133	$(32,602,691)	$14,025,923

Denominator — Average common shares outstanding	24,965,291	22,356,667	24,242,160	22,248,292
Basic net income (loss) per share available to common stockholders	$(1.33)	$0.36	$(1.34)	$0.63

Diluted earnings per share calculation:
Numerator — Net income (loss) available to common stockholders	$(33,246,057)	$7,961,133	$(32,602,691)	$14,025,923

Denominator — Average common shares outstanding	24,965,291	22,356,667	24,242,160	22,248,292
Dilutive shares contingently issuable(1)	—	1,272,567	—	1,271,552

Average diluted common shares outstanding	24,965,291	23,629,234	24,242,160	23,519,844

Diluted net income (loss) per share available to common stockholders	$(1.33)	$0.34	$(1.34)	$0.60

(1)	Due to the net loss available to common stockholders for the three and six months ended June 30, 2009, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. Stock options of 1.1 million and 633,000 for the quarter ended June 30, 2009, and 2008, respectively, were not included in the computation of diluted loss per common share because such shares would have had an antidilutive effect on earnings per common share. Also excluded from the second quarter 2009 computation were 267,455 potentially dilutive shares related to the CPP common stock warrants because such shares would have had an antidilutive effect on loss per common share.
Recently Adopted Accounting Pronouncements
     Fair Value Measurement — In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
a transaction is not orderly. The provisions of FSP FAS 157-4 were effective April 1, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s statements of income and condition. These was no impact as a result of adopting FSP FAS 157-4.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 were effective April 1, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 had no impact to the Company’s financial statements. .
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
     Subsequent Events — We adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the period ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial statements. We evaluated all events or transactions that occurred after June 30, 2009, through August 3, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events that required recognition in our disclosures to the June 30, 2009 financial statements.
     Business combinations — In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. There was no impact from the adoption of SFAS 141R on Pinnacle Financial’s financial position, results of operations or cash flows.
     Noncontrolling interests in consolidated financial statements — In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. There was no impact from the adoption of SFAS No. 160 on Pinnacle Financial’s financial position, results of operations or cash flows.
     Other-than-temporary impairment — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. There was no impact from the adoption of FSP FAS 115-2 and FAS 124-2 on Pinnacle Financial’s financial position, results of operations or cash flows.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock
     On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $26.64 each and are immediately exercisable and expire 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. Pinnacle Financial can redeem the preferred shares issued to the U.S. Treasury under the CPP at any time subject to a requirement that it must consult with its primary federal regulators before redemption. Pinnacle Financial has sought permission to redeem the $95 million of preferred stock but has not yet received a decision from its primary federal regulators.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	215,237,736	1,872,289	2,028,391	215,081,634
Mortgage-backed securities	517,938,819	7,015,803	1,293,360	523,661,262
State and municipal securities	167,728,310	2,903,340	1,773,304	168,858,346
Corporate notes and other	10,118,204	78,017	410,046	9,786,175

	$911,023,069	$11,869,449	$5,505,101	$917,387,417

Securities held-to-maturity:
U.S. government agency securities	$1,998,164	$6,259	$—	$2,004,423
State and municipal securities	6,699,121	221,186	56,088	6,864,219

	$8,697,285	$227,445	$56,088	$8,868,642

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	62,861,379	1,561,974	—	64,423,353
Mortgage-backed securities	626,414,161	12,140,209	197,086	638,357,284
State and municipal securities	136,727,876	1,454,803	3,357,443	134,825,236
Corporate notes	1,907,722	3,785	287,952	1,623,555

	$827,911,138	$15,160,771	$3,842,481	$839,229,428

Securities held-to-maturity:
U.S. government agency securities	$1,997,967	$5,593	$—	$2,003,560
State and municipal securities	8,553,289	172,589	86,465	8,639,413

	$10,551,256	$178,182	$86,465	$10,642,973

     During the six months ended June 30, 2009, Pinnacle Financial realized approximately $8.45 million in gains and $1.59 in losses from the sale of $347 million of available-for-sale securities. At June 30, 2009, approximately $816.1 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
     The amortized cost and fair value of debt securities as of June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$11,202,007	$11,050,901	$780,589	$791,686
Due in one year to five years	22,575,797	23,120,750	7,255,016	7,391,622
Due in five years to ten years	91,966,720	92,356,215	661,679	685,334
Due after ten years	267,339,726	267,198,289	—	—

	$393,084,250	$393,726,155	$8,697,285	$8,868,642

     At June 30, 2009 and December 31, 2008, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At June 30, 2009:

U.S. government agency securities	$—	$—	$123,154,300	$2,028,391	$123,154,300	$2,028,391
Mortgage-backed securities	139,152	2,891	87,765,043	1,290,469	87,904,195	1,293,360
State and municipal securities	29,347,477	1,191,258	30,318,414	638,134	59,665,891	1,829,392
Corporate notes	—	—	7,285,834	410,046	7,285,834	410,046

Total temporarily-impaired securities	$29,486,629	$1,194,149	$248,523,591	$4,367,040	$278,010,220	$5,561,189

At December 31, 2008:

U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	29,622,695	119,315	2,520,127	77,771	32,142,822	197,086
State and municipal securities	28,560,915	1,095,573	32,466,087	2,348,335	61,027,002	3,443,908
Corporate notes	242,520	157,480	859,475	130,472	1,101,995	287,952

Total temporarily-impaired securities	$58,426,130	$1,372,368	$35,845,689	$2,556,578	$94,271,819	$3,928,946

     The applicable date for determining when securities are in an unrealized loss position is June 30, 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.
     The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
     Because Pinnacle Financial does not intend to sell these securities and it is not more likely than not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
     The carrying values of Pinnacle Financial’s investment securities could decline in the future if the financial condition of issuers deteriorate and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities. As a result, there is a risk that other-than-temporary impairment charges may occur in the future given the current economic environment.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at June 30, 2009 and December 31, 2008 is summarized in the table below.

	At June 30,	At December 31,
	2009	2008

Commercial real estate — mortgage	$1,084,516,450	$963,530,444
Consumer real estate — mortgage	729,987,952	675,605,596
Construction and land development	631,854,352	658,798,934
Commercial and industrial	987,055,558	966,562,521
Consumer and other	110,761,588	90,409,774

Total loans	3,544,175,900	3,354,907,269
Allowance for loan losses	(66,075,358)	(36,484,073)

Loans, net	$3,478,100,542	$3,318,423,196

     Changes in the allowance for loan losses for the six months ended June 30, 2009 and for the year ended December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Balance at beginning of period	$36,484,073	$28,470,207
Charged-off loans	(49,553,686)	(5,133,274)
Recovery of previously charged-off loans	215,046	1,933,597
Provision for loan losses	78,929,925	11,213,543

Balance at end of period	$66,075,358	$36,484,073

     At June 30, 2009, Pinnacle Financial had certain impaired loans of $100,328,000 which were on nonaccruing interest status. At December 31, 2008, Pinnacle Financial had certain impaired loans of $10,860,000 which were on nonaccruing interest status. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $2.6 million and $624,000 for the six months ended June 30, 2009 and 2008, respectively.
     Potential problem loans, which are not included in nonperforming assets, amounted to approximately $143.0 million at June 30, 2009 compared to $27.8 million at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.
     At June 30, 2009, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $38,905,000 to directors, executive officers, and their related entities, of which $34,544,000 had been drawn upon. During the six months ended June 30, 2009, $3,413,000 of loan and other commitment increases and $2,987,000 of principal and other reductions were made by directors, executive officers, and their related entities. The terms on these loans and extensions are on substantially the same terms customary for other persons similarly situated for the type of loan involved. None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2009.
     At June 30, 2009, Pinnacle Financial had approximately $28.0 million of mortgage loans held-for-sale compared to approximately $25.5 million at December 31, 2008. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the six months ended June 30, 2009, Pinnacle Financial recognized $3,159,000 in gains on the sale of these loans compared to $1,524,000, in the six months ended June 30, 2008.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At June 30, 2009, Pinnacle Financial owned $18,845,000 in other real estate which had been acquired, usually through foreclosure, from borrowers compared to $18,306,000 at December 31, 2008. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.
Note 5. Income Taxes
     Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income before income taxes. A reconciliation of the differences for the three and six months ended June 30, 2009 and 2008 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Income tax expense (benefit) at statutory rate	$(19,184,265)	$3,807,299	$(18,140,139)	$6,832,609
State tax (benefit) expense, net of Federal tax effect	(2,805,856)	(143,947)	(2,796,906)	(158,804)
Federal tax credits	(155,866)	(122,375)	(180,000)	(180,000)
Tax-exempt securities	(946,702)	(552,903)	(1,074,835)	(849,521)
Bank owned life insurance	(61,945)	(153,282)	(80,247)	(234,379)
Insurance premiums	(188,902)	(144,351)	(212,366)	(207,535)
Other items	307,102	226,422	341,067	293,446

Income tax expense (benefit)	$(23,036,434)	$2,916,863	$(22,143,426)	$5,495,816

     Under SFAS 109, “Accounting for Income Taxes,” companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. Under FASB Interpretation No. 18 (“FIN 18”) “Accounting for Income Taxes in Interim Periods” companies should not apply the estimated full year tax rate to interim results if the expected annual effective tax benefit rate exceeds the tax benefit rate based on interim items only. FIN 18 requires that the tax benefit recognized be limited to the benefit calculated on interim items only. As such, Pinnacle Financial recorded a tax benefit through the second quarter based on the actual year-to-date results, in accordance with FIN 18.
     The effective tax rate for 2009 and 2008 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the year ending December 31, 2009 and for the year ended December 31, 2008 is $360,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2009 and 2008.
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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at June 30, 2009 is as follows:

Commitments to extend credit	$886,550,000
Standby letters of credit	95,474,000
     At June 30, 2009, the fair value of Pinnacle Financial’s standby letters of credit was $233,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2009 will not have a material impact on Pinnacle Financial’s financial statements.
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
Note 7. Stock Options, Stock Appreciation Rights and Restricted Shares
     Pinnacle Financial has two equity incentive plans. Additionally, Pinnacle Financial has acquired equity plans in connection with acquisitions of Cavalry and Mid-America under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At June 30, 2009, there were 1,028,452 shares available for issue under these plans.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the first quarter of 2006 and in connection with its merger with Cavalry Bancorp, Inc. (“Cavalry”), Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial’s common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. At June 30, 2009, there were 71,590 Pinnacle Financial shares remaining to be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans was adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,835 Pinnacle Financial shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $6.63 per share and $21.37 per share. At June 30, 2009, there were 74,658 shares available for issue under the Mid-America Plans, which shares may only be issued to Pinnacle associates that were Mid-America associates prior to the merger.
Common Stock Options and Stock Appreciation Rights
     As of June 30, 2009, there were 2,153,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. A summary of the activity within the equity incentive plans during the six months ended June 30, 2009 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2008	2,232,100	$17.41	5.99	$28,310

Granted	—	—
Exercised (2)	(53,219)	10.40
Forfeited	(15,702)	24.35

Outstanding at June 30, 2009	2,163,179	$17.51	5.73	$5,886

Outstanding and expected to vest as of June 30, 2009	2,132,258	$17.34	5.71	$5,886

Options exercisable at June 30, 2009 (3)	1,618,809	$14.07	5.04	$5,862

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $13.32 per common share for the approximately 917,000 options and stock appreciation rights that were in-the-money at June 30, 2009.

(2)	There were no stock appreciation rights exercised during six months ended June 30, 2009.

(3)	In addition to these outstanding options, there were 345,000 warrants issued to founders of Pinnacle Financial that were outstanding at June 30, 2009 and December 31, 2008. Additionally, there were 267,455 and 534,910 warrants outstanding at June 30, 2009 and December 31, 2008 that were issued in conjunction with the CPP. These warrants, if exercised, will result in the issuance of common shares.
     During the six months ended June 30, 2009, approximately 186,000 option awards vested at an average exercise price of $20.91 and an intrinsic value of approximately $1.9 million.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of June 30, 2009, there was approximately $4.4 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.
     During the six months ended June 30, 2009 and 2008, Pinnacle Financial recorded stock option compensation expense of $890,000 and $973,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
     There were no options granted in the second quarter of 2009. The fair value of options granted for the six month period ended June 30, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

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
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plan provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of June 30, 2009 under either of these plans. During the six months ended June 30, 2009, Pinnacle Financial awarded 276,923 shares of restricted common stock awards to certain Pinnacle Financial associates and outside directors.
     A summary of activity for unvested restricted share awards for the three months ended June 30, 2009 is as follows:

		Grant Date Weighted-
	Number	Average Cost

Unvested at December 31, 2008	231,881	$24.76
Shares awarded	276,923	19.68
Restrictions lapsed and shares released to associates/directors	(28,778)	24.12
Shares forfeited	(17,519)	31.11

Unvested at June 30, 2009	462,507	$21.60

     Status of 2009 Restricted Share Awards: There were 276,923 restricted share awards granted during the six months ended June 30, 2009. The following discusses the current status of these awards:
•	The forfeiture restrictions on 30,878 restricted share awards granted to executive management personnel in 2009 lapse in three equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period).

•	The forfeiture restrictions on another 92,669 restricted share awards granted to executive management personnel lapse in equal installments on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier so long as Pinnacle Financial is profitable for that year.

•	The forfeiture restrictions on 139,264 restricted share awards lapse in five equal installments on the anniversary date of the grant so long as Pinnacle Financial is profitable for that year.

•	During the first quarter of 2009, 14,112 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each non-employee board member received an award of 1,008 shares.
     Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the six months ended June 30, 2009 and 2008, Pinnacle Financial recognized approximately $817,000 and $43,000, respectively, in compensation costs attributable to all restricted share awards issued prior to June 30, 2009 and June 30, 2008.
Note 8. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. During the six months ended June 30, 2009, Pinnacle National paid dividend payments of $1.2 million to Pinnacle Financial to fund Pinnacle Financial’s interest payments due on its subordinated indebtedness and an additional $2.0 million to Pinnacle Financial to fund Pinnacle Financial’s preferred stock dividend payable on the shares issued to the U.S. Treasury in the CPP. At June 30, 2009, pursuant to federal banking regulations, Pinnacle National had approximately $23.2 million of net retained profits from the previous two years available for future dividend payments to Pinnacle Financial.
     During the second quarter, Pinnacle Financial sought permission from its primary federal regulators to redeem the preferred shares it sold to the U.S. Treasury through the CPP. As of the date hereof, Pinnacle Financial has yet to receive a decision from the regulators. Pinnacle Financial believes the federal regulators have significant discretion in granting redemption requests for preferred shares issued under the CPP. As a result, Pinnacle Financial can give no assurance that its redemption request will be granted.
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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2009, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial’s and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2009

Total capital to risk weighted assets:
Pinnacle Financial	$590,975	15.02%	$316,035	8.0%	not applicable
Pinnacle National	$427,954	10.89%	$315,792	8.0%	$394,740	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$526,595	13.39%	$158,017	4.0%	not applicable
Pinnacle National	$363,612	9.25%	$157,896	4.0%	$236,844	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$526,595	11.09%	$189,925	4.0%	not applicable
Pinnacle National	$363,612	7.67%	$189,611	4.0%	$237,013	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
Note 9. Derivative Instruments
     Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments.
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
     A summary of Pinnacle Financial’s interest rate swaps as of June 30, 2009 is included in the following table (in thousands):

	June 30, 2009
	Notional	Estimated
	Amount	Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$224,940	$10,434
Pay variable / receive fixed swaps	224,940	(10,612)

Total	$449,880	$(178)

Note 10. Fair Value of Financial Instruments
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
Assets
     Securities available for sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.
     Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value and are classified within Level 2 of the valuation hierarchy. The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.
     Impaired loans — A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Other real estate — Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.
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
     The following tables present the financial instruments carried at fair value as of June 30, 2009, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009

				Models with
			Models with	significant
	Total carrying	Quoted market	significant	unobservable
	value in the	prices in an active	observable market	market
	consolidated	market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Securities available-for-sale	$917,387	$—	$917,387	$—
Mortgage loans held-for-sale	27,960	—	27,960	—
Other investments	1,586	—	—	1,586
Other assets	57,766	—	10,434	47,332

Total assets at fair value	$1,004,699	$—	$955,781	$48,918

Other liabilities	$10,612	$—	$10,612	$—

Total liabilities at fair value	$10,612	$—	$10,612	$—

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009

				Models with
			Models with	significant
	Total carrying	Quoted market	significant	unobservable
	value in the	prices in an active	observable market	market
	consolidated	market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Other real estate	$18,845	$—	$—	$18,845
Impaired loans	100,328	$—	$—	100,328

Total	$119,173	$—	$—	$119,173

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Changes in level 3 fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2009 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Six months ended June 30, 2009 (in thousands)	Assets	Liabilities

Fair value, January 1, 2009	$85,464	$—
Total realized gains (losses) included in income	60	—
Purchases, issuances and settlements, net	162	—
Transfers in and/or (out) of Level 3	(36,768)	—

Fair value, June 30, 2009	$48,918	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2009	$60	$—

     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash, Due From Banks and Federal Funds Sold — The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.
Securities held to maturity — Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
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
Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Borrowings and Subordinated Debt — The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities. For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.
Federal Funds Purchased — The carrying amounts of federal funds purchased approximate their fair value.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Off-Balance Sheet Instruments — The fair values of Pinnacle Financial’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded. Pinnacle Financial has determined that the fair value of commitments to extend credit is not significant.
     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks, and Federal funds sold	$109,646	$109,646	$90,253	$90,253
Securities available-for-sale	917,387	917,387	839,229	839,229
Securities held-to-maturity	8,697	8,869	10,551	10,643
Mortgage loans held-for-sale	27,960	27,960	25,477	25,477
Loans, net	3,478,101	3,604,705	3,318,423	3,338,609
Derivative assets	10,434	10,434	16,309	16,309

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,976,580	$3,997,245	$3,717,544	$3,727,094
Federal Home Loan Bank advances and other borrowings	228,317	234,001	201,966	205,297
Federal Funds Purchased	—	—	71,643	71,643
Subordinated debt	97,476	103,556	97,476	104,268
Derivative liabilities	10,612	10,612	16,431	16,431

	Notional		Notional
	Amount		Amount
Off-balance sheet instruments:
Commitments to extend credit	$886,550	$—	$1,010,353	$—
Standby letters of credit	95,474	233	85,975	325

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at June 30, 2009 and December 31, 2008 and our results of operations for the three and six months ended June 30, 2009 and 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our continued organic growth, together with continuing deterioration in the economy in our principal markets, materially impacted our financial condition and results of operations in 2009 as compared to 2008. Our fully diluted net loss per share for the three months ended June 30, 2009 was $1.33, compared to fully diluted net income per share of $0.34 for the same period in 2008. Our fully diluted net loss per share for the six months ended June 30, 2009 was $1.34, compared to fully diluted net income per share of $0.60 for the same period in 2008. At June 30, 2009, loans totaled $3.544 billion, as compared to $3.355 billion at December 31, 2008, while total deposits increased to $3.761 billion at June 30, 2009 from $3.533 billion at December 31, 2008.
Results of Operations. Our net interest income increased to $30.5 million for the second quarter of 2009 compared to $27.7 million for the second quarter of 2008. Our net interest income increased to $59.2 million for the first six months of 2009 compared to $55.0 million for the same period in 2008. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended June 30, 2009 was 2.75% compared to 3.24% for the same period in 2008. The net interest margin for the six months ended June 30, 2009 was 2.74% compared to 3.27% for the same period in 2008.
Our provision for loan losses was $65.3 million for the second quarter of 2009 compared to $2.8 million for the same period in 2008. The provision for loan losses was $78.9 million for the six months ended June 30, 2009 compared to $4.4 million for the same period in 2008. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs or recoveries incurred during the period, the changes in the amount of impaired loans , changes in the risk ratings assigned to our loans and the results of our quarterly assessment of the inherent risks of our loan portfolio. During the second quarter of 2009, we incurred net charge-offs of $44.6 million compared to $870,000 in the second quarter of 2008. Additionally, during the first six months of 2009, we increased our allowance for loan losses from 1.09% at December 31, 2008 to 1.86% at June 30, 2009 due to these increased levels of charge-offs and nonperforming loans and the continued weakening in the economy.
Noninterest income for the three and six months ended June 30, 2009 compared to the same period in 2008 increased by $1.5 million, or 17.1%, and $6.3 million, or 36.2%, respectively. This increase was primarily due to our recording net gains on the sale of investment securities, as a result of restructuring of the bond portfolio, of approximately $2.1 million and $6.5 million for the three and six months ended June 30, 2009. Excluding gains on the sale of investment securities, Pinnacle’s noninterest income for the three and six months ended June 30, 2009 compared to the same period in 2008 decreased by 6.3% and 0.9% . The decrease is largely attributable to reduced service charge income and investment services income.
A number of factors contributed to increased noninterest expense for the first six months of 2009 compared to 2008 including: increases in salaries and employee benefits, increased FDIC insurance assessments, increased costs associated with the disposal and maintenance of other real estate owned, and other operating expenses. The number of full-time equivalent employees increased from 704.5 at June 30, 2008 to 746.0 at June 30, 2009. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2009 which should also cause our compensation and employee benefit expense to increase in 2009. Additionally, our branch expansion efforts during the last few years and the addition of the new associates in 2009 will also increase noninterest expense. We also accrued $2.3 million in the second quarter of 2009 related to a special one-time FDIC assessment. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 74.4% for the second quarter of 2009 compared to 62.8% for the same period in 2008. Our efficiency ratio was 67.3% for the first six months of 2009 compared with 67.0% for the same period in 2008.
The effective income tax rate for the three and six months ended June 30, 2009 was approximately 42.0% and 42.7%, respectively, compared to an effective income tax rate for the three and six months ended June 30, 2008 of approximately 26.8% and 28.2%. We anticipate that for the year ending December 31, 2009 that our effective tax benefit rate will approximate 50%. Under FASB Interpretation No. 18 (“FIN 18”) “Accounting for Income Taxes in Interim Periods” companies should not apply the estimated full year tax rate to interim results if the expected annual effective tax benefit rate exceeds the tax benefit rate based on interim items only. FIN 18 requires that the tax benefit recognized be limited to the benefit calculated on interim items only. As such, we recorded a tax benefit through the second quarter based on the actual year-to-date results, in accordance with FIN 18.

Net loss available to common stockholders for the second quarter of 2009 was $33.2 million compared to net income available to common stockholders of $8.0 million for the same period in 2008, a decrease of 517.6%. Net loss for the first six months of 2009 was $32.6 million compared to net income available to common stockholders of $14.0 million for the same period in 2008, a decrease of 332.4%. Included in net loss available to common stockholders for the three and six months ended June 30, 2009 was approximately $1.47 million and $2.92 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Department of Treasury’s Capital Purchase Program (the “CPP”).
Financial Condition. Loans increased $189.3 million during the first six months of 2009. We have grown our total deposits to $3.761 billion at June 30, 2009 compared to $3.533 billion at December 31, 2008, an increase of $228.2 million. In comparing the composition of the average balances of our deposits between the second quarter of 2009 with the second quarter of 2008, we have experienced increased growth in our higher cost certificate of deposit balances than in any other category. This increase in reliance on higher cost deposits has contributed to a reduced net interest margin between the two periods.
Capital and Liquidity. At June 30, 2009, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, at June 30, 2009, our bank would be considered to be “well-capitalized” pursuant to banking regulations. As our bank grows it may require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the growth of our bank.
During 2008, we increased our capital accounts through our participation in the CPP. As a result of our participation in the CPP, we issued 95,000 shares of preferred stock for $95 million. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The common stock warrants have been assigned a fair value of $6.7 million, as of December 12, 2008. As a result, $6.7 million has been recorded as the discount on the preferred stock issued in the CPP which will be accreted as a reduction in net income available to common stockholders over the next five years at approximately $1.1 million to $1.3 million per year. The resulting $88.3 million has been assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million over the next five years.
On June 16, 2009, we issued 8,855,000 shares through a public offering of our common stock resulting in net proceeds to us of approximately $109.0 million. As a result, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with our participant in the CPP, the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares. Additionally, during the third quarter of 2008, we sold 1.0 million shares of our common stock for $21.5 million which also increased our capital accounts. As of June 30, 2009, we believe we have sufficient capital to support our current growth plans. However, expansion by acquisition of other banks or by branching into a new geographic market, or significant reductions in our capital, could result in issuance of additional capital, including additional common shares.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from our mergers with Mid-America Bancshares, Inc. (“Mid-America”) in 2007 and Cavalry Bancorp, Inc. (“Cavalry”) in 2006 have been critical to the determination of our financial position and results of operations.
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
The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on management’s experience with similarly graded loans, discussions with banking regulators and industry loss factors. Beginning in 2008, we also performed a migration analysis of all loans that were charged-off during the previous two years. A migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We incorporated the migration analysis along with other factors to determine the loss allocation rates for the commercial and commercial real estate portfolios. Subsequently, we weighted the allocation methodologies for the commercial and commercial real estate portfolios and determined a weighted average allocation for these portfolios.
The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer and consumer real estate loans. The estimated loan loss allocation rate for each category is based on management’s experience, discussions with banking regulators, consideration of our actual loss rates, industry loss rates and loss rates of various peer bank groups. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on an individual loan basis because these loans are smaller and homogeneous. We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.
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
Impairment of Intangible Assets —Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
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
If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill.
Our stock price has historically traded above its book value per common share and tangible book value per common share. At June 30, 2009, our stock price was trading below its book value per common share, but above its tangible book value per common share. We performed an evaluation of whether there were indications of potential goodwill impairment as of June 30, 2009. The results of our evaluation determined that there was no indication of potential impairment of goodwill at June 30, 2009. However, should our future earnings and cash flows decline and/or discount rates increase, or there is a significant decline in our stock price below book value, an impairment charge to goodwill and other intangible assets may also be required.

Results of Operations
The following is a summary of our results of operations (dollars in thousands):

			2009-2008			2009-2008
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Interest income	$50,028	$48,774	2.6%	$99,547	$100,935	(1.4%)
Interest expense	19,516	21,092	(7.5%)	40,334	45,894	(12.1%)

Net interest income	30,512	27,682	10.2%	59,213	55,041	7.6%
Provision for loan losses	65,320	2,787	2,243.7%	78,930	4,378	1,702.9%

Net interest income (loss) after provision for loan losses	(34,808)	24,895	(239.8%)	(19,717)	50,663	(138.9%)
Noninterest income	10,602	9,058	17.0%	23,738	17,426	36.2%
Noninterest expense	30,606	23,075	32.6%	55,850	48,567	15.0%

Net income before income taxes	(54,812)	10,878	(603.9%)	(51,829)	19,522	(365.5%)
Income tax expense (benefit)	(23,036)	2,917	(889.7%)	(22,143)	5,496	(502.9%)

Net income (loss)	(31,776)	7,961	(499.1%)	(29,686)	14,026	(311.6%)
Preferred dividends and preferred stock discount accretion	1,470	—		2,917	—

Net income (loss) available to common stockholders	$(33,246)	$7,961	(517.6%)	$(32,603)	$14,026	(332.4%)

Basic net income (loss) per common share available to common stockholders	$(1.33)	$0.36	(469.4%)	$(1.34)	$0.63	(312.7%)

Diluted net income(loss) per common share available to common stockholders	$(1.33)	$0.34	(491.2%)	$(1.34)	$0.60	(323.3%)

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is one of the most significant components of our results of operations. For the three months ended June 30, 2009 and 2008, we recorded net interest income of $30.5 million and $27.7 million respectively, which resulted in a net interest margin of 2.75% and 3.24%. For the six months ended June 30, 2009 and 2008, we recorded net interest income of $59.2 million and $55.0 million respectively, which resulted in a net interest margin of 2.74% and 3.27%.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2009			June 30, 2008
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields

Interest-earning assets:
Loans	$3,517,254	$39,627	4.52%	$2,941,973	$42,228	5.77%
Securities:
Taxable	752,302	8,393	4.47%	380,733	4,792	5.06%
Tax-exempt (1)	159,890	1,573	5.21%	136,216	1,340	4.22%
Federal funds sold and other	93,557	435	2.01%	41,931	414	4.42%

Total interest-earning assets	4,523,003	$50,028	4.49%	3,500,853	48,744	5.66%

Nonearning assets
Intangible assets	259,954			259,217
Other nonearning assets	218,532			153,449

Total assets	$5,001,489			$3,913,519

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$359,330	$469	0.52%	$379,714	$1,339	1.42%
Savings and money market	774,255	2,415	1.25%	702,933	2,722	1.56%
Time	2,146,495	13,536	2.53%	1,466,685	13,658	3.75%

Total interest bearing deposits	3,280,080	16,420	2.01%	2,549,332	17,719	2.80%
Securities sold under agreements to repurchase	243,765	423	0.70%	174,847	567	1.30%
Federal Home Loan Bank advances and other borrowings	255,263	1,615	2.52%	208,773	1,687	3.20%
Subordinated debt	97,476	1,058	4.39%	82,476	1,119	5.46%

Total interest-bearing liabilities	3,876,584	19,516	2.02%	3,015,428	21,092	2.81%
Noninterest-bearing deposits	455,709	—	—	398,337	—	—

Total deposits and interest-bearing liabilities	4,332,293	19,516	1.81%	3,413,765	21,092	2.48%

Other liabilities	19,404			22,252
Stockholders’ equity	649,792			477,502

Total liabilities and stockholders’ equity	$5,001,489			$3,913,519

Net interest income		$30,512			$27,682

Net interest spread (2)			2.47%			2.85%
Net interest margin (3)			2.75%			3.24%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended			Six months ended
	June 30, 2009			June 30, 2008
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields

Interest-earning assets:
Loans	$3,467,136	$78,153	4.55%	$2,851,859	$87,620	6.18%
Securities:
Taxable	734,409	17,481	4.80%	373,929	9,430	5.07%
Tax-exempt (1)	153,959	3,048	5.27%	136,453	2,691	4.60%
Federal funds sold and other	87,255	865	2.16%	50,412	1,195	4.95%

Total interest-earning assets	4,442,759	$99,547	4.57%	3,412,653	100,936	5.98%

Nonearning assets
Intangible assets	260,340			259,012
Other nonearning assets	232,726			172,116

Total assets	$4,935,825			$3,843,781

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$359,426	$897	0.50%	$392,011	$3,468	1.78%
Savings and money market	745,141	4,355	1.18%	719,416	6,820	1.91%
Time	2,150,962	28,902	2.71%	1,419,792	28,517	4.04%

Total interest bearing deposits	3,255,529	34,154	2.12%	2,531,219	38,805	3.08%
Securities sold under agreements to repurchase	236,879	784	0.67%	171,997	1,399	1.64%
Federal Home Loan Bank advances and other borrowings	245,132	3,175	2.61%	176,287	3,112	3.49%
Subordinated debt	97,476	2,221	4.59%	82,476	2,578	6.28%

Total interest-bearing liabilities	3,835,016	40,334	2.12%	2,961,979	45,894	3.12%
Noninterest-bearing deposits	436,890	—	—	383,375	—	—

Total deposits and interest-bearing liabilities	4,271,906	40,334	1.90%	3,345,354	45,894	2.76%

Other liabilities	21,742			22,456
Stockholders’ equity	642,177			475,971
Total liabilities and stockholders’ equity	$4,935,825			$3,843,781

Net interest income		$59,213			$55,042

Net interest spread (2)			2.45%			2.86%
Net interest margin (3)			2.74%			3.27%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and six months ended June 30, 2009 was 2.75% and 2.74% respectively, compared to a net interest margin of 3.24% and 3.27% for the same periods in 2008. Our net interest margin decreased by 0.49% when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 and 0.53% when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. Matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields decreased by 1.25% and 1.63% during the three and six months ended June 30, 2009 when compared to the same periods in 2008. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for the three and six months ended June 30, 2009 was 3.19% and 3.18%, respectively, compared to 6.17% and 5.62%, respectively, for the same periods in 2008 reflecting the reduction of the Federal Funds rate between these periods. Our prime lending rate moves in concert with the Federal Reserve’s changes to its Federal funds rate. The reduction in loan rates had a negative impact on our margin when comparing the three and six months ended June 30, 2009 with the same period in 2008.

•	During the second quarter of 2009, overall deposit rates were less than those rates for the comparable period in 2008 by 0.79%. For the six months ended June 30, 2009, deposit rates decreased 0.96% over the same period in 2008. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short term rate environment during 2009 when compared to 2008. As a result, the rates for those products experienced a large decrease between the two periods. However, competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively and thus negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with several new market entrants seeking deposit growth. As a result, competitive limitations on our ability to more significantly lower rates paid on our deposit products had a negative impact on our margin during 2009.

•	During the second quarter of 2009, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 42.3% of our total funding compared to 49.8% during the same period in 2008. The decrease in these products as a percentage of total funding is attributable to the competitiveness within these products among the local banking franchises and the significant growth we have experienced as we have elected to fund lending opportunities through noncore sources. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 10.2% of total funding in 2009, compared to 11.5% in 2008. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin. These matters contributed to a lower net interest margin during 2009 compared to 2008.

•	Also negatively impacting our net interest margin is the increase in nonper forming assets during the three and six months ended June, 30, 2009 when compared to the same periods in 2008. Average nonperforming assets were $67.3 million for the six months ended June 30, 2009 compared to $21.4 million for the six months ended June 30, 2008, an increase of 214.2%.
During the six months ended June 30, 2009, the yield curve was steeper than the same period in 2008 which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Federal funds rate and short term treasury rates. During the fourth quarter of 2008, the Federal Reserve, in response to increasing economic instability, reduced the targeted Federal funds rate such that the targeted rate at year end 2008 was less than 0.25%. This reduction together with previous Federal Reserve rate reductions in 2008 has facilitated the continual compression of our net interest margins as we experience reduced yields on a significant portion of our earning asset base but have not been able to counter this impact via reduced funding costs. At this time, we do not believe we will be able to reduce the rates we are paying on our short-term deposits, such as interest checking, savings and money market accounts due to competitive pressures. Currently, we believe interest rates will be fairly stable throughout 2009. As a result, this will likely limit our ability to increase our margin as a result of interest rate fluctuations.
We believe we should be able to increase net interest income through overall growth in earning assets in 2009 compared to previous periods. The additional revenues provided by increased loan volumes should be sufficient to overcome any immediate increases in funding costs, and thus we should be able to increase our current net interest income. We also believe our net interest margin should increase during the remainder of 2009 due to several factors related to pricing adjustments for certain loans and deposits. One factor is that we believe the rates we charge our loan customers are beginning to increase as we experience more pricing leverage with our borrowers during this credit cycle which includes not only implementation of more risk-based pricing initiatives but also the implementation of loan rate floors on floating and variable rate loan products. Additionally, our time deposit portfolio will continually reprice during 2009 and we believe the pricing of these deposits will generally be lower in 2009 than in 2008. Offsetting these margin gains will be the negative impact of increased levels of nonperforming assets during 2009, which negatively impacted our net interest margin by approximately 10 basis points in the second quarter of 2009. Our current modeling indicates that our net interest margin should approximate 3.00% by the end of 2009.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $65.3 million and $2.8 million for the three months ended June 30, 2009 and 2008 respectively, and $78.9 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively.
Increases in nonperforming loans and net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances during the second quarter of 2009 were the primary reasons for the increase in the provision expense in 2009 when compared to 2008. These increases were caused primarily by continued deterioration in our construction and development loan portfolio, particularly loans to residential builders and developers. Our construction and development loan portfolio has experienced weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures our construction and development loan portfolio. Our collateral, for substantially all construction and development loans, is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, we have increased our allowance for loan losses which has led to increased provision expense in 2009 compared to 2008. Also during the second quarter, we charged off a loan to a one-bank holding company for $21.5 million after their subsidiary bank was placed in receivership by their regulators. Our current forecast models anticipate that the ratio of net charge-offs to average loans, excluding the impact of the bank holding company loan noted previously, will approximate 1% for the year ended December 31, 2009.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2009. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services and fees from the origination of mortgage loans and gains on the sale of securities will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year. We anticipate that for the remainder of 2009, we should experience modest increases in noninterest income primarily attributable to the hiring of new associates in our various fee-based businesses.

The following is the makeup of our noninterest income for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

			2009-2008			2009-2008
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Noninterest income:
Service charges on deposit accounts	$2,568	$2,684	(4.3%)	$5,045	$5,258	(4.1%)
Investment services	1,078	1,220	(11.6%)	1,932	2,488	(22.4%)
Insurance sales commissions	919	589	56.0%	2,225	1,653	34.6%
Gains on loans sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	1,637	872	87.7%	3,159	1,524	107.3%
Gains (losses) on loan sales and loan participations, net	(4)	8	(150.0%)	(238)	12	(2,083.3%)
Net gain on sale of investments	2,116	—		6,462	—
Net gain on sale of premises	—	1,011	(100.0%)	9	1,011	(99.1%)
Trust fees	642	531	20.9%	1,299	1,036	25.4%
Other noninterest income:
ATM and other consumer fees	1,123	1,042	7.8%	2,172	1,985	9.4%
Letters of credit fees	124	46	169.6%	233	132	76.5%
Bank-owned life insurance	34	308	(89.0%)	229	670	(65.8%)
Swap fees on customer loan transactions, net	105	318	(67.0%)	410	501	(18.2%)
Visa related gains (losses)	—	(63)	(100.0%)	—	140	(100.0%)
Other noninterest income	260	492	(47.2%)	801	1,016	(20.3%)

Total noninterest income	$10,602	$9,058	17.0%	$23,738	$17,426	36.2%

Service charge income for 2009 decreased from that in 2008 due to decreased overdraft protection and insufficient fund charges.
Included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At June 30, 2009, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $786 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $826 million at June 30, 2008. This decrease in brokerage assets was due to the overall devaluation in the securities markets. This devaluation contributed to lower investment sales commissions during the second quarter of 2009 compared to 2008. We also offer trust services through Pinnacle National’s trust division. At June 30, 2009, our trust department was receiving fees on approximately $580 million in assets compared to $527 million at June 30, 2008. The business development efforts of our trust department resulted in an increase in assets under management. We also increased the number of trust advisors in the past year. These factors contributed to an increase in trust fees for the second quarter of 2009 compared to the same period in 2008.
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
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At June 30, 2009 and pursuant to participation agreements with these correspondents, we had participated approximately $99.0 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125,” in those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. We are also required to maintain the present value of the difference in future cash flows to be collected from our customers and the cash flow that is ultimately remitted to our correspondents as a net asset on our balance sheet. Over time this net asset decreases as cash payments are collected from our customers and subsequently remitted to our correspondent banks. At each quarter end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market based rate. Should the discount rate we are using to measure these cash flows change during the current accounting period, the result of the change is reflected in our statements of income.
As a result of these matters, during the three months ended June 30, 2009 we expensed $4,000 compared to an $8,000 gain during the three months ended June 30, 2008. During the six months ended June 30, 2009 we expensed $238,000 compared to a $12,000 gain during the six months ended June 30, 2008. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, our acquisitions and our growth have resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the three and six months ended June 30, 2009, we sold approximately $129 million and $347 million, respectively, of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized a $2.5 million and $6.9 million gain, respectively, for the three and six months ended June 30, 2009. During the second quarter of 2009, we determined that an available-for-sale corporate security was other than temporarily impaired as the credit worthiness of the security had deteriorated. This security was a bank holding company trust preferred security acquired in the Mid-America merger. During 2009, this bank holding company’s subsidiary bank was placed under an administrative order by its regulator. This impairment analysis resulted in a $400,000 charge during the second quarter of 2009 with this amount offsetting the gain on the sale of investment securities.
We offer insurance services through Miller Loughry Beach Insurance and Services, Inc. On July 2, 2008, we announced the merger of Murfreesboro, Tenn. based Beach & Gentry Insurance LLC (Beach & Gentry). Beach & Gentry merged with Miller & Loughry Insurance Services Inc. As a result, insurance sales commissions increased between the second quarter of 2008 and the second quarter of 2009.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2009 compared to 2008 due primarily to increased volumes from new customers.
Additionally, noninterest income from the cash surrender value of bank-owned life insurance decreased between the first six months of 2009 and the first six months of 2008. The assets that support these policies are administered by the bank-owned life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. With the national recession, the policy investment returns have underperformed. We anticipate that such underperformance will continue through 2009.
Also included in other noninterest income is $105,000 and $410,000, respectively, for the three and six months ended June 30, 2009 and $318,000 and $501,000, respectively, for the three and six months ended June 30, 2008 in fees we receive when we originate an interest rate swap transaction for commercial borrowers and a counterparty interest rate swap transaction with a third party provider. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

			2009-2008			2009-2008
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Noninterest expense:
Salaries and employee benefits:
Salaries	$9,349	$7,496	24.7%	$18,335	$16,222	13.0%
Commissions	606	621	(2.4%)	1,212	1,258	(3.7%)
Other compensation, primarily incentives	87	2,019	(95.7%)	2,449	4,129	(40.7%)
Employee benefits and other	2,634	2,366	11.3%	5,431	4,760	14.1%

Total salaries and employee benefits	12,676	12,502	1.4%	27,427	26,369	4.0%

Equipment and occupancy	4,311	3,227	33.6%	8,546	7,503	13.9%
Foreclosed real estate expense	3,913	86	4,450.0%	4,614	139	3.219.4%
Marketing and business development	466	479	(2.7%)	906	855	6.0%
Postage and supplies	830	843	(1.5%)	1,660	1,491	11.3%
Amortization of intangibles	876	758	15.6%	1,635	1,524	7.3%
Other noninterest expense:
Professional fees	486	359	35.4%	1,062	403	163.5%
Legal, including borrower-related charges	925	153	504.6%	1,063	311	241.8%
Directors’ fees	209	156	34.0%	376	239	57.3%
Insurance, including FDIC assessments	3,914	776	404.4%	5,110	1,503	240.0%
Contributions	191	191	0.0%	382	300	27.3%
Other noninterest expense	1,809	2,196	(17.6%)	3,069	3,475	(11.7%)

Total other noninterest expense	7,534	3,917	92.3%	11,062	6,370	73.7%

Merger related expense	—	1,349	(100.0%)	—	4,455	(100.0%)

Total noninterest expense	$30,606	$23,075	32.6%	$55,850	$48,567	15.0%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. In addition, in 2009 we have experienced increases in noninterest expense related to increased levels of foreclosed real estate and a special FDIC assessment.
At June 30, 2009, we employed 746.0 full-time equivalent employees compared to 704.5 at June 30, 2008. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods.
We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned employees are eligible to participate in an annual cash incentive plan. Under the plan, the targeted level of incentive payments requires us to achieve a certain soundness threshold and a targeted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee (the “Committee”) of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.
Due to the losses we incurred during the second quarter of 2009 and the continued weakness in our loan portfolio, we have reversed all variable pay incentive awards accrued as of March 31, 2009 during the second quarter of 2009. Included in the salary and employee benefits amounts for the three months ended June 30, 2008, were $1.3 million and for the six months ended June 30, 2008, were $2.8 million related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. Based on our internal earnings forecast for 2009, for the three and six months ended June 30, 2009, we have not anticipated a cash award to qualifying associates, including the five highest paid executive officers. Included in merger related expense for the first quarter of 2008 are incentive payments made to certain executives, including Pinnacle Financial’s named executive officers, pursuant to a special incentive plan included in compensation expense approved by the Committee for achievement of predetermined targets in association with the Mid-America acquisition.
Additionally, included in compensation expense for the three months ended June 30, 2009 and 2008, were approximately $832,000 and $534,000, respectively, and for the six months ended June 30, 2009 and 2008, were $1,707,000 and $1,016,000, respectively, of compensation expense related to stock options and restricted share awards.
Foreclosed real estate expense was $3.9 million for the second quarter of 2009 compared to $86,000 for the second quarter of 2008. Foreclosed real estate expense was $4.6 million for the first six months of 2009 compared to $139,000 for the same period in 2008. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At June 30, 2009, we had $18.8 million in other real estate compared to $9.2 million at June 30, 2008. We anticipate increased foreclosed real estate charges as we anticipate increased balances of other real estate for the next few quarters.
Marketing and other business development and postage and supplies expenses are higher in 2009 compared to 2008 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
Included in noninterest expense for the second quarter of 2009 and 2008 is $876,000 and $758,000, respectively, of amortization of intangibles related primarily to the Mid-America and Cavalry mergers. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $30,000 and $60,000 during the three and six months ended June 30, 2009.
Total other noninterest expenses increased 92.3% in the second quarter of 2009 when compared to 2008 and 73.7% for the six months ended June 30, 2009 when compared to 2008. Most of these increases are attributable FDIC insurance premiums, and legal fees. Recently, the Federal Deposit Insurance Corporation (FDIC) finalized its deposit insurance assessment rates for 2009. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be significantly higher for all insured depository institutions. Also during the second quarter of 2009 a special assessment from the FDIC of approximately $2.3 million was accrued to provide additional reserves for the FDIC’s Bank Insurance Fund. We anticipate more bank failures through the duration of this credit cycle and as a result more special assessments mandated by the FDIC are possible.
During the six months ended June 30, 2008, we incurred approximately $4.45 million in merger related expenses, primarily related to retention bonuses and accruals, in connection with our merger with Mid-America. which was acquired during 2007. We do not anticipate any merger related expenses in connection with this acquisition during 2009.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 74.4% for the second quarter of 2009 compared to 62.8% in the second quarter 2008 and 67.3% for the first six months of 2009 compared to 67.0% in 2008. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Financial Condition
Our consolidated balance sheet at June 30, 2009 reflects organic growth since December 31, 2008. Total assets grew to $5.04 billion at June 30, 2009 from $4.75 billion at December 31, 2008, an increase of 5.9%.
Loans. The composition of loans at June 30, 2009 and at December 31, 2008 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$1,084,516	30.6%	$963,530	28.7%
Consumer real estate — Mortgage	729,988	20.6%	675,606	20.1%
Construction and land development	631,854	17.8%	658,799	19.6%
Commercial and industrial	987,056	27.9%	966,563	28.8%
Consumer and other	110,762	3.1%	90,409	2.8%

Total loans	$3,544,176	100.0%	$3,354,907	100.0%

Although the allocation of our loan portfolio did not change significantly during the six months ended June 30, 2009 when compared to December 31, 2008, we did experience an increase of 22.5% in the consumer and other loan classification as well as 12.7% in the commercial real estate classification. We continue to have loan demand for our commercial real estate and construction lending products, and we will continue to pursue sound, prudently underwritten real estate lending opportunities. Because these types of loans require that we maintain effective credit and construction monitoring systems, we have and will continue to increase our resources in this area. We believe we can effectively manage this area of exposure due to our strategic focus of hiring experienced professionals who are well-trained in this type of lending and who have significant experience in our principal markets.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at June 30, 2009 and December 31, 2008 (dollars in thousands):

	At June 30, 2009
	Outstanding
	Principal	Unfunded		Total Exposure at
	Balances	Commitments	Total exposure	December 31, 2008

Lessors of nonresidential buildings	$433,953	$65,122	$499,075	$406,798
Lessors of residential buildings	135,922	16,074	151,996	159,261
Land subdividers	203,582	46,234	249,816	319,701
New housing operative builders	178,224	41,210	219,434	261,625

The following table classifies our fixed and variable rate loans at June 30, 2009 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2009
	Fixed	Variable		At June 30,	At December 31,
	Rates	Rates	Totals	2009	2008

Based on contractual maturity:
Due within one year	$215,841	$1,058,105	$1,273,946	35.9%	40.9%
Due in one year to five years	841,415	696,940	1,538,355	43.4%	38.9%
Due after five years	130,071	601,804	731,875	20.7%	20.2%

Totals	$1,187,327	$2,356,849	$3,544,176	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,430,728	$1,430,728	40.4%	41.8%
Due within one year	215,841	802,175	1,018,016	28.7%	25.3%
Due in one year to five years	841,415	114,977	956,392	27.0%	28.3%
Due after five years	130,071	8,969	139,040	3.9%	4.6%

Totals	$1,187,327	$2,356,849	$3,544,176	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on $863 million of our daily floating rate loan portfolio and on $363 million of our variable rate loan portfolio at varying maturities. The weighted average rate of the floors for the floating rate portfolio is 4.55% and the weighted average rate of the floors for the variable rate portfolio is 4.49%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.
Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the impact of recessionary economic conditions on our borrowers’ cash flows, real estate market sales volumes and valuations, real estate industry concentrations, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral which would approximate $65.33 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $22 million. Our loan policy requires that our Executive Committee to the board of directors approve any relationships that exceed this internal limit.
At June 30, 2009 we had $119.2 million in nonperforming assets compared to $29.2 million at December 31, 2008, a 308.2% increase. Included in nonperforming assets were $100.3 million in nonperforming loans at June 30, 2009 and $10.9 million at December 31, 2008. The increase in non-performing asset balances that Pinnacle Financial experienced in the six months ended June 30, 2009 is primarily related to a weakened residential real estate market in Pinnacle Financial’s market areas. Within this segment of the loan portfolio, Pinnacle Financial makes loans to home builders and developers and sub-dividers of land. These borrowers have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas. Further, housing starts in Pinnacle Financial’s market areas continue to slow.
The Greater Nashville Association of Realtors (“GNAR”) reported that the average median residential home price for the quarter ended June 30, 2009 was $171,000, a decrease of 7.0% from the same quarter a year earlier. GNAR also reported that the number of residential inventory at June 30, 2009 was 15,035 homes, a decrease of 5.0% from a year earlier. These statistics represent a generally weaker housing market than a year earlier. Median home prices have fallen indicating that home values have decreased. Although fewer homes for sale could be considered a positive in this market, it also indicates that fewer home owners are willing to consider selling their home and subsequently acquire another home. An extended recessionary period will likely cause our construction and land development loans to continue to underperform and our nonperforming assets and loan losses to continue to increase for this segment of our loan portfolio. We believe our nonperforming asset levels will remain elevated for at least the next several quarters as we work diligently to remediate these assets.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2009, we had $100.3 million in loans on nonaccrual compared to $10.9 million at December 31, 2008, of which $71.3 million and $5.0 million, respectively, were residential construction and land development loans.
All non-accruing loans are reviewed by and, in many cases, reassigned to a senior officer that was not the individual responsible for originating the loan. If the loan is reassigned, the senior officer is responsible for developing an action plan designed to minimize any future losses that may accrue to us. Typically, these senior officers review our loan files, interview past loan officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The senior officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosure, restructuring the loan, issuing demand letters or other actions. The table below represents the classifications of our nonperforming loans at the indicated dates (dollars in thousands):

	June 30,	Dec. 31,
	2009	2008

Commercial real estate — mortgage	$4,411	$1,566
Consumer real estate — mortgage	12,525	3,140
Construction and land development	79,227	5,016
Commercial and industrial	3,343	1,108
Consumer and other	822	30

Total loans	$100,328	$10,860

During the three and six months ended June 30, 2009, we placed several relationships on nonaccrual status. A significant contributor to the nonperforming loan increase was a weaker housing sector. Although we believe the weakness in the Nashville and Knoxville housing sectors have not been as severe as many other areas of our country, we have noted weakness with respect to several specific clients who focus on residential construction and residential land development within our trade areas.
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
At June 30, 2009, we owned $18.8 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $18.3 million at December 31, 2008, all of which is located within our principal markets. Substantially all of these amounts relate to new home construction and residential development projects that are either completed or are in various stages of construction for which we believe we have adequate collateral.
There were no loans 90 days past due and still accruing interest at June 30, 2009 compared to $1.5 million at December 31, 2008.

The following table is a summary of our nonperforming assets at June 30, 2009 and December 31, 2008 (dollars in thousands):

	At June 30,	At December 31,
	2009	2008

Nonaccrual loans (1)	$100,328	$10,860
Restructured loans	—	—
Other real estate owned	18,845	18,306

Total nonperforming assets	119,173	29,166
Accruing loans past due 90 days or more	—	1,508

Total nonperforming assets and accruing loans past due 90 days or more	$119,173	$30,674

Total loans outstanding	$3,544,176	$3,354,907

Ratio of nonperforming assets and accruing loans past due 90 days or more to total loans outstanding at end of period	3.36%	0.91%

Ratio of nonperforming assets and accruing loans past due 90 days or more to total allowance for loan losses at end of period	180.36%	84.08%

(1)	Interest income that would have been recorded during the six months ended June 30, 2009 related to nonaccrual loans was $2.6 million.
Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $143.0 million or 4.04% of total loans and other real estate at June 30, 2009 compared to $27.8 million or 0.83% at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused primarily by the downgrade of additional residential construction and development loans due to increased weakness in this sector of the Middle Tennessee economy.
Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of June 30, 2009 and December 31, 2008, our allowance for loan losses was $66.1 million and $36.5 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2009 and for the year ended December 31, 2008 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended	Year ended
	June 30, 2009	December 31, 2008

Balance at beginning of period	$36,484	$28,470
Provision for loan losses	78,930	11,214
Charged-off loans:
Commercial real estate — Mortgage	(673)	(62)
Consumer real estate — Mortgage	(3,036)	(1,144)
Construction and land development	(16,940)	(2,172)
Commercial and industrial	(28,022)	(773)
Consumer and other loans	(883)	(982)

Total charged-off loans	(49,554)	(5,133)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	731
Consumer real estate — Mortgage	30	3
Construction and land development	6	55
Commercial and industrial	57	844
Consumer and other loans	122	300

Total recoveries of previously charged-off loans	215	1,933

Net (charge-offs) recoveries	(49,339)	(3,200)

Balance at end of period	$66,075	$36,484

Ratio of allowance for loan losses to total loans outstanding at end of period	1.86%	1.09%

Ratio of net charge-offs (*) to average loans outstanding for the period	2.81%	0.11%

(*)	Net charge-offs for the six months ended June 30, 2009 have been annualized.
As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications, consideration of internal and regulatory examinations, and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the value of collateral and the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.
The allowance increased by $29.6 million between June 30, 2009 and December 31, 2008 and the ratio of our allowance for loan losses to total loans outstanding increased to 1.86% at June 30, 2009 from 1.09% at December 31, 2008. The significant increase in nonperforming loans, potential problem loans and net-charge offs during the first six months of 2009 were the primary reasons for the increase in the allowance for loan losses in 2009 when compared to 2008.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $926.1 million and $849.8 million at June 30, 2009 and December 31, 2008, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at June 30, 2009 follows:

June 30, 2009
Weighted average life	4.3 years
Weighted average coupon	5.1%
Tax equivalent yield	4.6%
Deposits and Other Borrowings. We had approximately $3.76 billion of deposits at June 30, 2009 compared to $3.53 billion at December 31, 2008. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $215.1 million at June 30, 2009 and $184.3 million at December 31, 2008. Additionally, at June 30, 2009, we had borrowed $228.3 million in advances from the Federal Home Loan Bank of Cincinnati compared to $183.3 million at December 31, 2008.
Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,		December 31,
	2009	Percent	2008	Percent

Core funding:
Noninterest-bearing deposit accounts	$470,049	10.9%	$424,757	10.4%
Interest-bearing demand accounts	360,664	8.4%	375,993	9.2%
Savings and money market accounts	826,467	19.2%	694,582	17.0%
Time deposit accounts less than $100,000	437,219	10.2%	570,443	13.9%

Total core funding	2,094,399	48.7%	2,065,775	50.5%

Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	245,239	5.7%	36,924	0.9%
Other time deposits	541,228	12.6%	544,132	13.3%
Securities sold under agreements to repurchase	215,135	5.0%	184,298	4.5%

Total relationship based non-core funding	1,001,602	23.3%	765,354	18.7%

Wholesale funding:
Time deposit accounts greater than $100,000
Public funds	326,881	7.6%	300,815	7.4%
Brokered deposits	553,697	12.9%	585,599	14.3%
Federal Home Loan Bank advances, Federal funds purchased and other borrowings	228,317	5.3%	273,609	6.7%
Subordinated debt — Pinnacle National	15,000	0.3%	15,000	0.4%
Subordinated debt — Pinnacle Financial	82,476	1.9%	82,476	2.0%

Total wholesale funding	1,206,371	28.0%	1,257,499	30.8%

Total non-core funding	2,207,973	51.3%	2,022,853	49.5%

Totals	$4,302,372	100.0%	$4,088,628	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. As noted in the table above, our core funding as a percentage of total funding decreased from 50.5% at December 31, 2008 to 48.7% at June 30, 2009. The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the temporary increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in time deposits greater than $100,000 increments, thus elevating the amount of time deposits above the $100,000 core threshold. In addition, the temporary insurance limit increase resulted in a significant increase in time deposits of our customers between $100,000 and the new insurance limits. Growing our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of June 30, 2009 amounted to $2.1 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$93,773	2.97%
Over three but less than six months	102,245	3.16%
Over six but less than twelve months	166,426	2.55%
Over twelve months	74,775	3.22%

	437,219	2.90%

Denomination $100,000 and greater
Three months or less	973,024	1.56%
Over three but less than six months	325,692	2.68%
Over six but less than twelve months	278,897	3.11%
Over twelve months	89,432	3.85%

	1,667,045	2.16%

Totals	$2,104,264	2.31%

Subordinated debt and other borrowings. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At June 30, 2009, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.41% at June 30, 2009) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.85% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (2.25% at June 30, 2009) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.48% at June 30, 2009) which is set each quarter and matures on September 30, 2037.
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
During the second quarter of 2009, we terminated a loan agreement related to a $25 million line of credit with a regional bank. This line of credit was used to support the growth of Pinnacle National. The balance owed pursuant to this line of credit at March 31, 2009 was $18 million which was paid by Pinnacle Financial prior to termination in the second quarter. The line of credit had a one year term, contained customary affirmative and negative covenants regarding the operation of our business and a negative pledge on the common stock of Pinnacle National.
On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as Tier 2 capital for regulatory capital purposes until 2010 and at a decreasing percentage each year thereafter. This additional bank level capital has been utilized to support our growth.
Capital Resources. At June 30, 2009 and December 31, 2008, our stockholders’ equity amounted to $703.8 million and $627.3 million, respectively, an increase of approximately $76.5 million. This increase was primarily attributable to our second quarter 2009 common equity raise completed on June 16, 2009 which netted us approximately $109.0 million in additional capital from the sale of 8.9 million shares of our common stock. This increase was offset by $32.9 million decrease in comprehensive loss, which was composed of $29.7 million in net operating losses together with $3.2 million of net unrealized holding losses associated with our available-for-sale portfolio.
On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. During the three and six months ended June 30, 2009, the accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $1.47 million and $2.92 million, respectively.
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
On June 16, 2009,we completed the sale of 8,855,000 shares of our common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with our participation in the CPP, the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
During the second quarter, we sought permission from our primary federal regulators to redeem the preferred shares we sold to the U.S. Treasury through the CPP. As of the date hereof, we have yet to receive a decision from the regulators. We believe the Federal regulators have significant discretion in granting redemption requests for preferred shares issued under the CPP. As a result, we can give no assurance that our redemption request will be granted.
At June 30, 2009, our Tier 1 risk-based capital ratio was 13.4%, or total risk-based capital was 15.0% and our leverage ratio was 11.1%, compared to 12.1%, 13.5% and 10.5% at December 31, 2008, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. During the six months ended June 30, 2009, Pinnacle National paid $3.2 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP (as more fully discussed in Pinnacle Financial’s Annual Report on Form 10-K). Pinnacle Financial has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.

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
At June 30, 2009, our model results indicate that our most likely rate scenario optimizes our net interest income. Our most likely rate forecast currently anticipates no change in the Federal funds rate for the next twelve months although our modeling does anticipate changes in intermediate and longer term rates based on a consensus of national economists’ forecasts. However, much of our balance sheet pricing is aligned with the Federal funds rates and other shorter term rates. Should rates rise sooner than anticipated, the floors on our floating rate assets will limit our ability to increase our net interest income until rates rise enough to surpass these established loan floors. Should the rate environment begin to decrease, the rates we are currently paying to our depositors, we believe, are at their competitive lows and because we have a meaningful volume of floating rate assets that are not priced using interest rate floors, we would not be able to increase our net interest income meaningfully during a falling interest rate cycle. Traditionally, we maintain an asset sensitive balance sheet. We will likely maintain a balance sheet that is more asset sensitive once this credit cycle has abated and short-term interest rates increase. Asset sensitivity implies that our assets will reprice faster than our liabilities. As a result and absent the impact of interest rate floors, an interest rate increase should be beneficial to us as our asset yields would increase at a more rapid rate than the costs of our liabilities.
Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. At June 30, 2009 and December 31, 2008, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the Federal Home Loan Bank of Cincinnati, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2009, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $228.3 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates

2009	$25,027	0.91%
2010	81,716	2.65%
2011	10,083	1.90%
2012	30,085	3.50%
Thereafter	81,406	2.85%

Total	$228,317

Weighted average interest rate		2.61%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at June 30, 2009, and for the six months ended June 30, 2009, we averaged borrowings from correspondent banks of $19.0 million under such agreements.
At June 30, 2009, brokered certificates of deposit approximated $553.7 million which represented 12.9% of total funding compared to $585.6 million and 14.3% at December 31, 2008. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At June 30, 2009, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.
Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At June 30, 2009, we had outstanding standby letters of credit of $95.5 million and unfunded loan commitments outstanding of $886.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 1, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 45 through 46 of Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

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
Recent negative developments in the financial services industry and U.S. and global economy and credit markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
The global and U.S. economies, and the economies in the markets in which we operate, deteriorated throughout 2008 and the first half of 2009. As a result of these declining economic conditions, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least throughout the remainder of 2009 and expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in 2009, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
Our loan portfolio includes a significant amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.
The percentage of real estate construction and development loans in our bank subsidiary’s portfolio was approximately 18% of total loans at June 30, 2009. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and the collateral is difficult to dispose of in a market decline like the one we are now experiencing. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold, as well as our levels of non-performing assets, loan originations and gains on sale of loans, all of which would negatively impact our financial condition and results of operations.
We have a concentration of credit exposure to borrowers in certain industries and we also target small to medium-sized businesses.
At June 30, 2009, we had significant credit exposures to borrowers in the commercial and residential building lessors, new home builders and land subdividers. All of these industries are experiencing adversity in the current recession and, as a result, some borrowers in these industries have been unable to perform their obligations under their existing loan agreements with us, which has negatively impacted our results of operations. If the current recessionary environment continues, additional borrowers in these, and other industries, may be unable to meet their obligations under their existing loan agreements, which could cause our earnings to be negatively impacted, causing the value of our common stock to decline. Furthermore, any of our large credit exposures that deteriorates unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings. In May 2009, we charged off in full a $21.5 million loan to a bank holding company, the subsidiary bank of which was placed in receivership by the OCC during the first quarter of 2009. This loan was our only bank holding company loan.
Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At June 30, 2009, our commercial and industrial loans accounted for almost 28% of our total loans. During periods of economic weakness like those we are currently experiencing, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.
We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.
We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our loan, deposit and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Nashville and Knoxville MSAs have weakened in 2009, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our markets will improve over the remainder of 2009 or during 2010 or thereafter, and continued weak economic conditions in our markets could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.
We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
If loan customers with significant loan balances fail to repay their loans, our earnings and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. We maintain an allowance for loan losses to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control.
We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.
The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.
In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or EESA, and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009), or ARRA. With authority granted under these laws, the U.S. Treasury has proposed a financial stability plan that is intended to:
•     provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;
•     temporarily increase the limits on federal deposit insurance; and
•     provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.
There can be no assurance that the financial stability plan proposed by the U.S. Treasury, or any other legislative or regulatory initiatives enacted or adopted in response to the ongoing economic crisis, will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets or that the measures adopted will not have adverse consequences.
In addition to the EESA and ARRA, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

We may not be able to continue to expand into the Knoxville MSA in the time frame and at the levels that we currently expect.
In order to continue our expansion into the Knoxville MSA, we will be required to hire additional associates and build out a branch network. We cannot assure you that we will be able to hire the number of experienced associates that we need to successfully execute our strategy in the Knoxville MSA, nor can we assure you that the associates we hire will be able to successfully execute our growth strategy in that market. Because we seek to hire experienced associates, the compensation cost associated with these individuals may be higher than that of other financial institutions of similar size in the market. If we are unable to grow our loan portfolio at planned rates, the increased compensation expense of these experienced associates may negatively impact our results of operations. Because there will be a period of time before we are able to fully deploy our resources in the Knoxville MSA, our start up costs, including the cost of our associates and our branch expansion, will negatively impact our results of operations. In addition, if we are not able to expand our branch footprint in the Knoxville MSA in the time period that we have targeted, our results of operations may be negatively impacted. Execution of our growth plans in the Knoxville MSA also depends on continued growth in the Knoxville economy, and continued unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their obligations to us and generally negatively affect our financial condition and results of operations.
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We are required to maintain certain capital levels in accordance with banking regulations. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and it is unlikely that we would be able to issue trust preferred securities in the future on terms consistent with our previous issuances, if at all.
Failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
Noncore funding represents a large component of our funding base.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank, or FHLB, of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of Pinnacle National. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the cost of funds may fluctuate significantly and/or be restricted at, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.
Brokered certificates of deposit have received scrutiny from regulators in recent months. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time. The pricing of these deposits are subject to the broader wholesale funding market and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in less risky certificates of deposit or in riskier debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds, which may negatively impact our liquidity and cost of funds.
The financial media has disclosed that the nation’s FHLB system may be under stress due to deterioration in the financial markets. The capital positions of several FHLB institutions have deteriorated to the point that they may suspend dividend payments to their members. Pinnacle National is a member of the FHLB of Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including the FHLB of Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions, like Pinnacle National.
Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including Pinnacle National, this would place increased pressure on other wholesale funding sources.
We impose certain internal limits as to the absolute level of noncore funding we will incur at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.
If the federal funds rate remains at current extremely low levels, our net interest margin, and consequently our net earnings, may continue to be negatively impacted.
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of the current recession), we have experienced net interest margin compression throughout 2008 and in the first half of 2009. Because of these competitive pressures, we are unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. If the Federal Reserve Board of Governors’ federal funds rate remains at extremely low levels, our higher funding costs may continue to negatively impact our net interest margin and results of operations.
Fluctuations in interest rates could reduce our profitability.
The absolute level of interest rates as well as changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.
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
A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.
A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material less.
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
We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville market. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.
The limitations on bonuses, retention awards, severance payments and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.
For so long as any equity securities that we issued to the U.S. Treasury under the CPP remain outstanding, ARRA restricts bonuses, retention awards, severance payments and other incentive compensation payable to our five senior executive officers and up to the next 20 highest paid employees. Depending upon the final regulations issued under ARRA, it is possible that we may be unable to create a compensation structure that permits us to retain our highest performing employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. If this were to occur, our business and results of operations could be materially adversely affected.
We may not be able to repurchase the Fixed Rate Cumulative Perpetual Preferred Stock, Series A that we issued to the U.S. Treasury in the CPP as soon as we desire.
We have sought permission to repurchase the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) held by the U.S. Treasury and issued under the CPP. These transactions are subject to regulatory approval. We can make no assurances as to when, or if, we will receive such approval. Until such time as the Series A Preferred Stock is redeemed, we will remain subject to the terms and conditions of the agreements that we entered into with the U.S. Treasury in connection with the CPP, including the requirement that we must obtain regulatory approval to pay dividends on our common stock or, with some exceptions, to repurchase shares of our common stock. Further, our continued participation in the CPP subjects us to increased regulatory and legislative oversight. ARRA includes amendments to the executive compensation provisions of EESA under which the CPP was established. These amendments apply not only to future participants under the CPP, but also apply retroactively to companies like ours that are current participants under the CPP. The full scope and impact of these amendments are uncertain and difficult to predict. These new and future legal requirements and implementing standards under the CPP may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants, including us. They may require significant time, effort and resources on our part to ensure compliance.
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
We are subject to various statutes and regulations that may impose additional costs or limit our ability to take certain actions.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Recent bank and thrift closures have depleted the Deposit Insurance Fund, and we were assessed a $2.3 million special assessment in the second quarter of 2009. It is possible that further special assessments may take place. Any future special assessment would negatively impact our results of operations. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares That May
	Total Number	Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Repurchased (1)	Share	Programs	or Programs

April 1, 2009 to April 30, 2009	1,504	$19.84	—	—
May 1, 2009 to May 31, 2009	56	$14.93	—	—
June 1, 2009 to June 30, 2009	—	—	—	—

Total	1,560	$17.39	—	—

(1)	During the quarter ended June 30, 2009, 10,316 shares of restricted stock previously awarded to certain of our associates vested. We withheld 1,560 shares to satisfy tax withholding requirements for these associates.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of the shareholders was held on April 21, 2009. There were 19,114,635 shares of common stock represented at the meeting either in person or by proxy.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2012 (Class III):

	Votes	Votes	Broker
	For	Withheld	Non-votes

Colleen Conway-Welch	18,582,698	531,937	—
Ed C. Loughry, Jr.	14,507,979	4,606,656	—
Dale W. Polley	18,582,542	532,093	—
Reese L. Smith, III	18,407,232	707,403	—
M. Terry Turner	14,563,634	4,551,001	—
(c)	Other matters voted upon and the results of the voting were as follows:

At the annual meeting of shareholders, the shareholders also approved an amendment to the Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan to increase the number of shares of Pinnacle common stock reserved for issuance under the plan by 750,000 shares. The shareholders voted 10,332,785 in the affirmative and 3,876,199 against the proposal with 304,430 abstentions and 4,601,221 broker non-votes.

The shareholders also ratified the performance measures in Pinnacle’s 2004 Equity Incentive Plan. The shareholders voted 11,060,741 in the affirmative and 3,117,994 against the proposal with 329,679 abstentions and 4,606,221 broker non-votes.

The shareholders also ratified the appointment of KPMG LLP as Pinnacle Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The shareholders voted 18,711,861 in the affirmative and 115,401 against the proposal with 287,373 abstentions.

The shareholders also ratified the company’s executive compensation programs and procedures in accordance with recently enacted “say on pay” regulations of the American Recovery and Reinvestment Act of 2009. The shareholders voted 13,316,161 in the affirmative and 862,680 against the proposal with 334,573 abstentions and 4,601,221 broker non-votes.
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

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
M. Terry Turner
August 3, 2009	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
August 3, 2009	Chief Financial Officer