Form 10-Q
period 2009-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2009-10-28
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
As of October 23, 2009 there were 32,956,737 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2009

FORWARD-LOOKING STATEMENTS
Pinnacle Financial Partners, Inc. (“Pinnacle Financial”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “goal,” “target,” “should,” “shouldn’t” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to continue to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) increased competition with other financial institutions; (vi) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (vii) rapid fluctuations or unanticipated changes in interest rates; (viii) the results of regulatory examinations; (ix) the development of any new market other than Nashville or Knoxville; (x) a merger or acquisition; (xi) any activity in the capital markets that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xii) the impact of governmental restrictions on entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); and (xiii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy. A more detailed description of these and other risks is contained in Pinnacle Financial’s most recent annual report on Form 10-K as updated by its Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2009, its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009 and in Part II Item 1A Risk Factors below. Many of such factors are beyond Pinnacle’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Part I. Financial Information
Item 1.
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and noninterest-bearing due from banks	$50,524,482	$68,388,961
Interest-bearing due from banks	55,914,345	8,869,680
Federal funds sold	14,584,425	12,994,114

Cash and cash equivalents	121,023,252	90,252,755

Securities available-for-sale, at fair value	925,888,875	839,229,428
Securities held-to-maturity (fair value of $6,766,695 and $10,642,973 at September 30, 2009 and December 31, 2008, respectively)	6,550,727	10,551,256
Mortgage loans held-for-sale	15,334,959	25,476,788

Loans	3,607,886,366	3,354,907,269
Less allowance for loan losses	(82,981,386)	(36,484,073)

Loans, net	3,524,904,980	3,318,423,196

Premises and equipment, net	74,105,789	68,865,221
Other investments	37,960,842	33,616,450
Accrued interest receivable	18,008,909	17,565,141
Goodwill	244,116,260	244,160,624
Core deposits and other intangible assets	14,459,850	16,871,202
Other real estate	22,768,379	18,305,880
Other assets	89,587,040	70,756,823

Total assets	$5,094,709,862	$4,754,074,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$504,480,992	$424,756,813
Interest-bearing	356,390,529	375,992,912
Savings and money market accounts	948,874,564	694,582,319
Time	2,010,162,777	2,037,914,307

Total deposits	3,819,908,862	3,533,246,351
Securities sold under agreements to repurchase	215,673,900	184,297,793
Federal Home Loan Bank advances and other borrowings	222,986,207	201,966,181
Federal funds purchased	—	71,643,000
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	8,018,015	8,326,264
Other liabilities	20,555,750	29,820,779

Total liabilities	4,384,618,734	4,126,776,368
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at September 30, 2009, and December 31, 2008	89,167,706	88,348,647
Common stock, par value $1.00; 90,000,000 shares authorized; 32,956,737 issued and outstanding at September 30, 2009 and 23,762,124 issued and outstanding at December 31, 2008	32,956,737	23,762,124
Common stock warrants	3,348,402	6,696,804
Additional paid-in capital	523,232,882	417,040,974
Retained earnings	47,322,426	84,380,447
Accumulated other comprehensive income, net of taxes	14,062,975	7,069,400

Total stockholders’ equity	710,091,128	627,298,396

Total liabilities and stockholders’ equity	$5,094,709,862	$4,754,074,764

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$41,665,915	$44,075,167	$119,818,533	$131,694,867
Securities:
Taxable	8,607,924	6,005,024	26,088,836	15,434,782
Tax-exempt	1,694,323	1,339,930	4,742,447	4,030,699
Federal funds sold and other	473,663	452,690	1,338,587	1,647,725

Total interest income	52,441,825	51,872,811	151,988,403	152,808,073

Interest expense:
Deposits	15,099,627	18,778,955	49,253,606	57,583,697
Securities sold under agreements to repurchase	363,302	681,912	1,147,363	2,081,055
Federal Home Loan Bank advances and other borrowings	2,430,839	3,130,448	7,826,936	8,820,575

Total interest expense	17,893,768	22,591,315	58,227,905	68,485,327

Net interest income	34,548,057	29,281,496	93,760,498	84,322,746
Provision for loan losses	22,134,025	3,124,819	101,063,950	7,503,412

Net interest income after provision for loan losses	12,414,032	26,156,677	(7,303,452)	76,819,334

Noninterest income:
Service charges on deposit accounts	2,559,394	2,778,097	7,604,774	8,036,320
Investment services	1,112,059	1,271,284	3,044,444	3,759,779
Insurance sales commissions	906,298	959,104	3,130,849	2,612,225
Gain on loan sales and loan participations, net	899,553	1,460,478	3,820,667	2,996,390
Gain on investment sales, net	—	—	6,462,241	—
Net gain on sale of premises	13,895	—	22,784	1,010,881
Trust fees	585,737	584,927	1,885,091	1,621,385
Other noninterest income	1,660,156	2,199,051	5,504,191	6,641,819

Total noninterest income	7,737,092	9,252,941	31,475,041	26,678,829

Noninterest expense:
Salaries and employee benefits	14,245,485	13,013,116	41,672,578	39,382,393
Equipment and occupancy	4,445,666	3,731,932	12,991,928	11,235,137
Foreclosed real estate expense	1,250,152	95,255	5,864,375	285,061
Marketing and other business development	512,063	380,555	1,417,780	1,234,933
Postage and supplies	515,110	761,744	2,174,796	2,253,371
Amortization of intangibles	776,784	788,267	2,411,351	2,312,333
Insurance, including FDIC premiums	2,587,973	712,351	7,698,031	2,215,418
Merger related expense	—	1,165,177	—	5,620,216
Other noninterest expense	2,947,106	2,677,975	8,898,934	7,354,316

Total noninterest expense	27,280,339	23,326,372	83,129,773	71,893,178

Income (loss) before income taxes	(7,129,215)	12,083,246	(58,958,184)	31,604,985
Income tax expense (benefit)	(3,782,045)	3,288,104	(25,925,471)	8,783,920

Net income (loss)	(3,347,170)	8,795,142	(33,032,713)	22,821,065
Preferred stock dividends	1,213,889	—	3,602,083	—
Accretion on preferred stock discount	290,105	—	819,059	—

Net income (loss) available to common stockholders	$(4,851,164)	$8,795,142	$(37,453,855)	$22,821,065

Per share information:
Basic net income (loss) per common share available to common stockholders	$(0.15)	$0.38	$(1.39)	$1.01

Diluted net income (loss) per common share available to common stockholders	$(0.15)	$0.36	$(1.39)	$0.96

Weighted average shares outstanding:
Basic	32,460,614	23,174,998	27,011,749	22,559,449

Diluted	32,460,614	24,439,642	27,011,749	23,826,368

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

								Accumulated
					Common	Additional		Other Comp.	Total
	Preferred Stock		Common Stock		Stock	Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Earnings	(Loss), net	Equity

Balances, December 31, 2007	—	—	22,264,817	$22,264,817	$—	$390,977,308	$54,150,679	$(782,510)	$466,610,294
Cumulative effect of change in accounting principle due to adoption of EITF 06-4, net of tax	—	—	—	—	—	—	(598,699)	—	(598,699)

Proceeds from the sale of common stock (less offering expenses of $45,242)	—	—	1,000,000	1,000,000	—	20,454,758	—	—	21,454,758
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	267,403	267,403	—	3,134,699	—	—	3,402,102
Issuance of restricted common shares pursuant to 2004 Equity Incentive Plan, net of forfeitures	—	—	167,570	167,570	—	(167,570)	—	—	—
Compensation expense for restricted shares	—	—	—	—	—	260,439	—	—	260,439
Compensation expense for stock options	—	—	—	—	—	1,446,089	—	—	1,446,089
Comprehensive income:
Net income	—	—	—	—	—	—	22,821,065	—	22,821,065
Net unrealized holding losses on securities available-for-sale, net of deferred tax benefit of $1,712,941	—	—	—	—	—	—	—	(2,827,340)	(2,827,340)

Total comprehensive income									19,993,725

Balances, September 30, 2008	—	—	23,699,790	$23,699,790	$—	$416,105,723	$76,373,045	$(3,609,850)	$512,568,708

Balances, December 31, 2008	95,000	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	59,319	59,319	—	641,191	—	—	700,510
Issuance of restricted common shares, net of forfeitures	—	—	283,488	283,488	—	(283,488)	—	—	—
Restricted shares withheld for taxes	—	—	(3,194)	(3,194)	—	(58,531)	—	—	(61,725)
Issuance of 8,855,000 shares of common stock, net of offering costs of $6,087,215	—	—	8,855,000	8,855,000	—	100,172,785	—	—	109,027,785
Cancellation of 267,455 warrants previously issued to U.S. Treasury	—	—	—	—	(3,348,402)	3,348,402	—	—	—
Compensation expense for restricted shares	—	—	—	—	—	1,009,611	—	—	1,009,611
Compensation expense for stock options	—	—	—	—	—	1,361,938	—	—	1,361,938
Accretion on preferred stock discount	—	819,059	—	—	—	—	(819,059)	—	—
Preferred dividends paid	—	—	—	—	—	—	(3,206,249)	—	(3,206,249)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(33,032,713)	—	(33,032,713)
Net unrealized holding gains on securities available-for-sale, net of deferred tax expense of $4,734,374	—	—	—	—	—	—	—	6,993,575	6,993,575

Total comprehensive loss									(26,039,138)

Balances, September 30, 2009	95,000	$89,167,706	32,956,737	$32,956,737	$3,348,402	$523,232,882	$47,322,426	$14,062,975	$710,091,128

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Operating activities:
Net income (loss)	$(33,032,713)	$22,821,065
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	3,631,779	526,022
Depreciation and amortization	7,833,796	4,788,550
Provision for loan losses	101,063,950	7,503,412
Gain on loan sales	(3,820,667)	(2,996,390)
Gain on investment sales, net	(6,462,241)	—
Net gains on sale of premises	(22,784)	(1,010,881)
Stock-based compensation expense	2,371,549	1,706,528
Deferred tax (benefit) expense	(25,140,069)	(1,274,403)
Losses on foreclosed real estate and other investments	4,517,522	194,558
Excess tax benefit from stock compensation	(44,364)	(805,414)
Mortgage loans held for sale:
Loans originated	(509,606,923)	(212,279,309)
Loans sold	523,338,574	211,353,184
Decrease in other assets	17,377,317	7,912,982
Increase (decrease) in other liabilities	(9,573,279)	2,672,391

Net cash provided by operating activities	72,431,447	41,112,295

Investing activities:
Activities in securities available-for-sale:
Purchases	(614,690,009)	(233,008,882)
Sales	346,895,583	—
Maturities, prepayments and calls	195,745,788	105,725,683
Activities in securities held-to-maturity:
Maturities, prepayments and calls	3,960,000	16,080,000
Increase in loans, net	(332,879,425)	(472,054,326)
Purchases of premises and equipment and software	(10,419,279)	(6,198,441)
Proceeds from the sale of premises and equipment and software	14,885	2,821,702
Cash used for acquisition	—	(3,800,000)
Other investments	(4,709,089)	(2,583,983)

Net cash used in investing activities	(416,081,546)	(593,018,247)

Financing activities:
Net increase in deposits	287,043,453	371,825,090
Net increase in securities sold under agreements to repurchase	31,376,107	42,736,082
Net decrease in Federal funds purchased	(71,643,000)	(39,682,000)
Advances from Federal Home Loan Bank:
Issuances	70,000,000	110,478,047
Payments	(30,860,649)	(13,882,995)
Net increase (decrease) in borrowings under lines of credit	(18,000,000)	9,000,000
Preferred dividends paid	(3,206,249)	—
Proceeds from the issuance of subordinated debt	—	15,000,000
Issuance of common stock, net of expenses	109,027,785	21,454,758
Exercise of common stock options and stock appreciation rights	638,785	3,246,298
Excess tax benefit from stock compensation	44,364	805,414

Net cash provided by financing activities	374,420,596	520,800,694

Net increase (decrease) in cash and cash equivalents	30,770,497	(31,105,258)
Cash and cash equivalents, beginning of period	90,252,755	122,503,863

Cash and cash equivalents, end of period	$121,023,252	$91,398,605

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
Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, “Generally Accepted Accounting Principles,” became applicable beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangibles and the valuation of other real estate.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Information — Supplemental cash flow information addressing certain cash payments and noncash transactions for each of the nine months ended September 30, 2009 and 2008 was as follows:

	For the nine months ended
	September 30,
	2009	2008
Cash Payments:
Interest	$59,036,422	$72,581,518
Income taxes	3,200,000	7,500,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	55,120,618	2,442,259
Loans foreclosed upon with repossessions, transferred to other real estate	24,706,149	18,195,935
Net unrealized holding losses (gains) on available-for-sale securities, net of deferred taxes	6,993,575	(2,827,340)
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
As of September 30, 2009, there were 2,149,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which is less than the average market price of Pinnacle Financial’s common stock. Additionally, as of September 30, 2009, Pinnacle Financial had outstanding warrants to purchase 612,455 of common shares. Due to the net loss attributable to common stockholders for the three and nine months ended September 30, 2009, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on earnings per share. As of September 30, 2008, there were 2,253,000 stock options and 12,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, are considered dilutive and are considered in Pinnacle Financial’s diluted income per share calculation for the three and nine months ended September 30, 2008. As of September 30, 2008, Pinnacle Financial had outstanding warrants to purchase 370,000 of common shares which have been considered in the calculation of Pinnacle Financial’s diluted earnings per share for the three and nine months ended September 30, 2008.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per share calculation:
Numerator — Net income (loss) available to common stockholders	$(4,851,164)	$8,795,142	$(37,453,855)	$22,821,065

Denominator — Average common shares outstanding	32,460,614	23,174,998	27,011,749	22,559,449
Basic net income (loss) per share available to common stockholders	$(0.15)	$0.38	$(1.39)	$1.01

Diluted earnings per share calculation:
Numerator — Net income (loss) available to common stockholders	$(4,851,164)	$8,795,142	$(37,453,855)	$22,821,065

Denominator — Average common shares outstanding	32,460,614	23,174,998	27,011,749	22,559,449
Dilutive shares contingently issuable	—	1,264,644	—	1,266,919

Average diluted common shares outstanding	32,460,614	24,439,642	27,011,749	23,826,368

Diluted net income (loss) per share available to common stockholders	$(0.15)	$0.36	$(1.39)	$0.96
Recently Adopted Accounting Pronouncements
Fair Value Measurement — In April 2009, the FASB issued ASC 820-10-65-4, “Fair Value Measurements and Disclosures.” FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. FASB ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FASB ASC 820-10-65-4 were effective April 1, 2009. There was no impact as a result of adopting FASB ASC 820-10-65-4.
In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FASB ASC 825-10-65-1 were effective April 1, 2009. As FASB ASC 825-10-65-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FASB ASC 825-10-65-1 had no impact to Pinnacle Financial’s financial condition or results of operations.
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
Subsequent Events — We adopted the provisions of FASB ASC 855, “Subsequent Events”, during the period ended June 30, 2009. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact our financial statements. We evaluated all events or transactions that occurred after September 30, 2009, through October 28, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events that required recognition in our disclosures to the September 30, 2009 financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other-than-temporary impairment — In April 2009, the FASB issued ASC 320-10-65-1, “Investments — Debt and Equity Securities,” that amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320-10-65-1 are effective for the Company’s interim period ending on June 30, 2009. There was no impact from the adoption of FASB ASC 320-10-65-1 on Pinnacle Financial’s financial position, results of operations or cash flows.
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
Note 3. Securities
The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	225,374,270	3,385,210	304,927	228,454,553
Mortgage-backed securities	492,873,681	12,398,370	231,431	505,040,620
State and municipal securities	174,439,130	7,931,076	486,088	181,884,118
Corporate notes and other	10,109,707	547,039	147,162	10,509,584

	$902,796,788	$24,261,695	$1,169,608	$925,888,875

Securities held-to-maturity:
U.S. government agency securities	$—	$—	$—	$—
State and municipal securities	6,550,727	265,190	49,222	6,766,695

	$6,550,727	$265,190	$49,222	$6,766,695

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	62,861,379	1,561,974	—	64,423,353
Mortgage-backed securities	626,414,161	12,140,209	197,086	638,357,284
State and municipal securities	136,727,876	1,454,803	3,357,443	134,825,236
Corporate notes	1,907,722	3,785	287,952	1,623,555

	$827,911,138	$15,160,771	$3,842,481	$839,229,428

Securities held-to-maturity:
U.S. government agency securities	$1,997,967	$5,593	$—	$2,003,560
State and municipal securities	8,553,289	172,589	86,465	8,639,413

	$10,551,256	$178,182	$86,465	$10,642,973

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2009, Pinnacle Financial realized approximately $8.45 million in gains and $1.59 million in losses from the sale of $347 million of available-for-sale securities. During the second quarter of 2009, we determined that an available-for-sale corporate security was other than temporarily impaired as the credit worthiness of the security had deteriorated. This impairment analysis resulted in a $400,000 charge during the second quarter of 2009 with this amount offsetting the gain on the sale of investment securities. At September 30, 2009, approximately $850.7 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
The amortized cost and fair value of debt securities as of September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,600,110	$1,610,302	$765,305	$775,906
Due in one year to five years	22,092,294	22,927,066	5,124,377	5,301,843
Due in five years to ten years	112,233,165	115,232,296	661,045	688,946
Due after ten years	273,997,538	281,078,591	—	—

	$409,923,107	$420,848,255	$6,550,727	$6,766,695

At September 30, 2009 and December 31, 2008, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an
	Unrealized Loss of less than		Investments with an Unrealized		Total Investments with an
	12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At September 30, 2009:

U.S. government agency securities	$32,137,459	$304,927	$—	$—	$32,137,459	$304,927
Mortgage-backed securities	27,374,928	223,564	371,915	7,867	27,746,843	231,431
State and municipal securities	4,786,793	193,618	8,007,632	341,692	12,794,425	535,310
Corporate notes	363,160	147,162	—	—	363,160	147,162

Total temporarily-impaired securities	$64,662,340	$869,270	$8,379,547	$349,559	$73,041,887	$1,218,830

At December 31, 2008:

U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	29,622,695	119,315	2,520,127	77,771	32,142,822	197,086
State and municipal securities	28,560,915	1,095,573	32,466,087	2,348,335	61,027,002	3,443,908
Corporate notes	242,520	157,480	859,475	130,472	1,101,995	287,952

Total temporarily-impaired securities	$58,426,130	$1,372,368	$35,845,689	$2,556,578	$94,271,819	$3,928,946

The applicable date for determining when securities are in an unrealized loss position is September 30, 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.
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
Because Pinnacle Financial does not intend to sell these securities and it is not more likely than not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Loans and Allowance for Loan Losses
The composition of loans at September 30, 2009 and December 31, 2008 is summarized in the table below.

	At September 30,	At December 31,
	2009	2008

Commercial real estate — mortgage	$1,136,134,348	$963,530,444
Consumer real estate — mortgage	754,411,678	675,605,596
Construction and land development	583,948,510	658,798,934
Commercial and industrial	1,034,971,292	966,562,521
Consumer and other	98,420,538	90,409,774

Total loans	3,607,886,366	3,354,907,269
Allowance for loan losses	(82,981,386)	(36,484,073)

Loans, net	$3,524,904,980	$3,318,423,196

Changes in the allowance for loan losses for the nine months ended September 30, 2009 and for the year ended December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Balance at beginning of period	$36,484,073	$28,470,207
Charged-off loans	(55,120,618)	(5,133,274)
Recovery of previously charged-off loans	553,981	1,933,597
Provision for loan losses	101,063,950	11,213,543

Balance at end of period	$82,981,386	$36,484,073

At September 30, 2009, Pinnacle Financial had certain impaired loans of $121,726,000 which were on nonaccruing interest status. At December 31, 2008, Pinnacle Financial had certain impaired loans of $10,860,000 which were on nonaccruing interest status. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $4.6 million and $794,000 for the nine months ended September 30, 2009 and 2008, respectively.
Impaired loans also include loans that Pinnacle National may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that Pinnacle National may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2009, there were $12.83 million of accruing restructured loans that remain in a performing status. There were no accruing restructured loans at December 31, 2008.
Potential problem loans, which are not included in nonperforming assets, amounted to approximately $259.5 million at September 30, 2009 compared to $27.8 million at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.
At September 30, 2009, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $27,319,000 to directors, executive officers, and their related entities, of which $21,220,000 had been drawn upon. During the nine months ended September 30, 2009, $2,587,000 of loan and other commitment increases and $3,390,000 of principal and other reductions were made by directors, executive officers, and their related entities. The terms on these loans and extensions are on substantially the same terms customary for other persons similarly situated for the type of loan involved. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2009.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2009, Pinnacle Financial had approximately $15.3 million of mortgage loans held-for-sale compared to approximately $25.5 million at December 31, 2008. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the nine months ended September 30, 2009, Pinnacle Financial recognized $4,052,000 in gains on the sale of these loans compared to $2,289,000, in the nine months ended September 30, 2008.
At September 30, 2009, Pinnacle Financial owned $22,768,000 in other real estate which had been acquired, usually through foreclosure, from borrowers compared to $18,306,000 at December 31, 2008. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.
Note 5. Income Taxes
Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Income tax expense (benefit) at statutory rate	$(2,495,225)	$4,229,136	$(20,635,364)	$11,061,745
State tax (benefit) expense, net of Federal tax effect	(602,022)	(103,272)	(3,398,928)	(262,076)
Federal tax credits	(90,000)	(90,000)	(270,000)	(270,000)
Tax-exempt securities	(587,134)	(397,123)	(1,661,969)	(1,246,644)
Bank owned life insurance	(50,322)	(78,750)	(130,569)	(313,129)
Insurance premiums	(84,420)	(83,007)	(296,786)	(290,542)
Other items	127,078	(188,880)	468,145	104,566

Income tax expense (benefit)	$(3,782,045)	$3,288,104	$(25,925,471)	$8,783,920

Under FASB ASC 740, “Income Taxes,” companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. Under FASB ASC 740-270 “Accounting for Income Taxes in Interim Periods” companies should not apply the estimated full year tax rate to interim results if the expected annual effective tax benefit rate exceeds the tax benefit rate based on interim items only. FASB ASC 740-270 requires that the tax benefit recognized be limited to the benefit calculated on interim items only. As such, Pinnacle Financial recorded a tax benefit through the third quarter based on the actual year-to-date results, in accordance with FASB ASC 740-270.
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
A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at September 30, 2009 is as follows:

Commitments to extend credit	$935,147,000
Standby letters of credit	92,427,000
At September 30, 2009, the fair value of Pinnacle Financial’s standby letters of credit was $312,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2009 will not have a material impact on Pinnacle Financial’s financial statements.
Visa Litigation — Pinnacle National is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc. (Visa), for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Pinnacle National’s indemnification obligation is limited to its membership proportion of Visa USA. On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report to the SEC on Form 10-K for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. Accordingly, Pinnacle National expensed and recognized a contingent liability in the amount of $145,000 as an estimate for its membership proportion of the American Express settlement and the potential Discover settlement, as well as its membership proportion of the amount that Pinnacle National estimates will be required for Visa to settle the remaining covered litigation. During the fourth quarter of 2008, Pinnacle National expensed and recognized an additional $28,000 contingent liability for the revised estimated settlement of Visa’s Discover litigation. There have been no material changes to the contingent liability as of September 30, 2009.

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
Note 7. Stock Options, Stock Appreciation Rights and Restricted Shares
Pinnacle Financial has two equity incentive plans. Additionally, Pinnacle Financial has acquired equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (“Cavalry”) and Mid-America Bancshares, Inc. (“Mid-America”) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At September 30, 2009, there were 1,005,721 shares available for issue under these plans.
During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial’s common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. At September 30, 2009, there were 71,590 Pinnacle Financial shares remaining to be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans was adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,834 Pinnacle Financial shares which could be acquired by the participants in the Mid-America Plans at exercise prices that ranged between $6.63 per share and $21.37 per share. At September 30, 2009, there were 75,132 shares available for issue under the Mid-America Plans, which shares may only be issued to Pinnacle associates that were Mid-America associates prior to the merger.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock Options and Stock Appreciation Rights
As of September 30, 2009, there were 2,149,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. A summary of the activity within the equity incentive plans during the nine months ended September 30, 2009 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2008	2,232,100	$17.41	5.99	$28,310

Granted	—	—
Exercised (2)	(59,319)	9.87
Forfeited	(13,861)	27.84

Outstanding at September 30, 2009	2,158,920	$17.53	5.49	$5,304

Outstanding and expected to vest as of September 30, 2009	2,128,069	$17.36	5.47	$5,304

Options exercisable at September 30, 2009 (3)	1,643,182	$14.36	4.84	$5,304

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $12.71 per common share for the approximately 856,000 options and stock appreciation rights that were in-the-money at September 30, 2009.

(2)	There were no stock appreciation rights exercised during the nine months ended September 30, 2009.

(3)	In addition to these outstanding options, there were 345,000 warrants issued to founders of Pinnacle Financial that were outstanding at September 30, 2009 and December 31, 2008. Additionally, there were 267,455 and 534,910 warrants outstanding at September 30, 2009 and December 31, 2008 that were issued in conjunction with the CPP. These warrants, if exercised, will result in the issuance of common shares.
During the nine months ended September 30, 2009, approximately 214,000 option awards vested at an average exercise price of $22.00 and an intrinsic value of approximately $2.2 million.
As of September 30, 2009, there was approximately $3.9 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.
During the nine months ended September 30, 2009 and 2008, Pinnacle Financial recorded stock option compensation expense of $1,362,000 and $1,446,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
There were no options granted in the nine month period ended September 30, 2009. The fair value of options granted for the nine month period ended September 30, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

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
Restricted Shares
Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of September 30, 2009 under either of these plans. During the nine months ended September 30, 2009, Pinnacle Financial awarded 300,873 shares of restricted common stock to certain Pinnacle Financial associates and outside directors.
A summary of activity for unvested restricted share awards for the nine months ended September 30, 2009 is as follows:

		Grant Date Weighted-
	Number	Average Cost
Unvested at December 31, 2008	231,881	$24.76
Shares awarded	300,873	19.31
Restrictions lapsed and shares released to associates/directors	(34,123)	23.99
Shares forfeited	(20,579)	29.89

Unvested at September 30, 2009	478,052	$21.25

Status of 2009 Restricted Share Awards: There were 300,873 restricted share awards granted during the nine months ended September 30, 2009. The following discusses the current status of these awards:
•	The forfeiture restrictions on 30,878 restricted share awards granted to executive management personnel in 2009 lapse in three equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period).
•	The forfeiture restrictions on another 92,669 restricted share awards granted to executive management personnel lapse in equal installments on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier so long as Pinnacle Financial is profitable for that year.
•	The forfeiture restrictions on 163,214 restricted share awards lapse in five equal installments on the anniversary date of the grant.
•	During the first quarter of 2009, 14,112 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each non-employee board member received an award of 1,008 shares.
Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the nine months ended September 30, 2009 and 2008, Pinnacle Financial recognized approximately $1,010,000 and $260,000, respectively, in compensation costs attributable to all restricted share awards issued prior to September 30, 2009 and September 30, 2008.
Note 8. Regulatory Matters
Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. During the nine months ended September 30, 2009, Pinnacle National paid dividend payments of $3.5 million to Pinnacle Financial to fund Pinnacle Financial’s interest payments due on its subordinated indebtedness and an additional $3.6 million to Pinnacle Financial to fund Pinnacle Financial’s preferred stock dividend payable on the shares issued to the U.S. Treasury in the CPP. At September 30, 2009, pursuant to federal banking regulations, Pinnacle National had approximately $16.8 million of net retained profits from the previous two years available for future dividend payments to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the second quarter of 2009, Pinnacle Financial sought permission from its primary federal regulators to redeem the preferred shares it sold to the U.S. Treasury through the CPP. During the third quarter of 2009 and after consideration of various factors, Pinnacle Financial withdrew its application to redeem the preferred shares it sold the U.S. Treasury through the CPP.
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
Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2009, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial’s and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2009

Total capital to risk weighted assets:
Pinnacle Financial	$588,640	14.71%	$322,658	8.0%	not applicable
Pinnacle National	$487,238	12.18%	$322,642	8.0%	$403,303	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$523,225	13.08%	$161,329	4.0%	not applicable
Pinnacle National	$421,825	10.55%	$161,321	4.0%	$241,982	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$523,225	10.93%	$191,043	4.0%	not applicable
Pinnacle National	$421,825	8.84%	$190,843	4.0%	$238,554	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of Pinnacle Financial’s interest rate swaps as of September 30, 2009 is included in the following table (in thousands):

	September 30, 2009
		Estimated Fair
	Notional Amount	Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$248,291	$13,193
Pay variable / receive fixed swaps	248,291	(13,376)

Total	$496,582	$(183)

Note 10. Fair Value of Financial Instruments
In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.
Valuation Hierarchy
FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the financial instruments carried at fair value as of September 30, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009

				Models with
			Models with	significant
	Total carrying	Quoted market	significant	unobservable
	value in the	prices in an	observable market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	228,454	—	228,454	—
Mortgage-backed securities	505,041	—	505,041	—
State and municipal securities	181,884	—	181,844	—
Corporate notes and other	10,510	—	10,510	—

Total investment securities available for sale	925,889		925,889
Other investments	1,798	—	—	1,798
Other assets	60,639	—	13,193	47,446

Total assets at fair value	$988,326	$—	$939,082	$49,244

Other liabilities	$13,376	$—	$13,376	$—

Total liabilities at fair value	$13,376	$—	$13,376	$—

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009

				Models with
			Models with	significant
	Total carrying	Quoted market	significant	unobservable
	value in the	prices in an	observable market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)
Other real estate	$22,768	$—	$—	$22,768
Impaired loans, net (1)	109,284	—	—	109,284

Total	$132,052	$—	$—	$132,052

(1)	Amount is net of a valuation allowance of $12.4 million as required by FASB ASC 310-10,”Receivables.”
Changes in level 3 fair value measurements
The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2009 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Other	Other
Nine months ended September 30, 2009 (in thousands)	Assets	Liabilities
Fair value, January 1, 2009	$48,974	$—
Total realized gains (losses) included in income	171	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at September 30, 2009	—	—
Purchases, issuances and settlements, net	377	—
Transfers in and/or (out) of Level 3	(278)	—

Fair value, September 30, 2009	$49,244	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2009	$171	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and Federal funds sold	$121,023	$121,023	$90,253	$90,253
Securities available-for-sale	925,889	925,889	839,229	839,229
Securities held-to-maturity	6,551	6,767	10,551	10,643
Mortgage loans held-for-sale	15,335	15,335	25,477	25,477
Loans, net	3,524,905	3,554,018	3,318,423	3,338,609
Derivative assets	13,193	13,193	16,309	16,309

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$4,035,583	$4,053,212	$3,717,544	$3,727,094
Federal Home Loan Bank advances and other borrowings	222,986	228,346	201,966	205,297
Federal Funds Purchased	—	—	71,643	71,643
Subordinated debt	97,476	99,169	97,476	104,268
Derivative liabilities	13,376	13,376	16,431	16,431

	Notional		Notional
	Amount		Amount
Off-balance sheet instruments:
Commitments to extend credit	$935,147	$—	$1,010,353	$—
Standby letters of credit	92,427	312	85,975	325

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at September 30, 2009 and December 31, 2008 and our results of operations for the three and nine months ended September 30, 2009 and 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our continued organic growth, together with continuing deterioration in the economy in our principal markets, particularly the residential real estate market, materially impacted our financial condition and results of operations in 2009 as compared to 2008. Our fully diluted net loss per share for the three months ended September 30, 2009 was $0.15, compared to fully diluted net income per share of $0.36 for the same period in 2008. Our fully diluted net loss per share for the nine months ended September 30, 2009 was $1.39, compared to fully diluted net income per share of $0.96 for the same period in 2008. At September 30, 2009, loans totaled $3.608 billion, as compared to $3.355 billion at December 31, 2008, while total deposits increased to $3.820 billion at September 30, 2009 from $3.533 billion at December 31, 2008.
Results of Operations. Our net interest income increased to $34.5 million for the third quarter of 2009 compared to $29.3 million for the third quarter of 2008. Our net interest income increased to $93.8 million for the first nine months of 2009 compared to $84.3 million for the same period in 2008. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended September 30, 2009 was 3.05% compared to 3.14% for the same period in 2008. The net interest margin for the nine months ended September 30, 2009 was 2.84% compared to 3.24% for the same period in 2008.
Our provision for loan losses was $22.1 million for the third quarter of 2009 compared to $3.1 million for the same period in 2008. The provision for loan losses was $101.1 million for the nine months ended September 30, 2009 compared to $7.5 million for the same period in 2008. Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs or recoveries incurred during the period, the changes in the amount of impaired loans, changes in the risk ratings assigned to our loans and the results of our quarterly assessment of the inherent risks of our loan portfolio. During the third quarter of 2009, we incurred net charge-offs of $5.2 million compared to $73,000 in the third quarter of 2008. Additionally, during the first nine months of 2009, we increased our allowance for loan losses as a percentage of total loans from 1.09% at December 31, 2008 to 2.30% at September 30, 2009 due to these increased levels of charge-offs and nonperforming loans and the continued weakening in the economy.
Noninterest income for the three months ended September 30, 2009 compared to the same period in 2008 decreased by $1.5 million, or 16.4%. Noninterest income for the nine months ended September 30, 2009 compared to the same period in 2008 increased by $4.8 million, or 18.0%. This increase was primarily due to our recording net gains on the sale of investment securities, as a result of restructuring of the bond portfolio, of approximately $6.5 million for the nine months ended September 30, 2009. Excluding gains on the sale of investment securities, Pinnacle’s noninterest income for the nine months ended September 30, 2009 compared to the same period in 2008 decreased by 6.2%. The decrease is largely attributable to reduced service charge income and investment services income.
A number of factors contributed to increased noninterest expense for the first nine months of 2009 compared to 2008 including: increases in salaries and employee benefits, increased FDIC insurance assessments, increased costs associated with the disposal and maintenance of other real estate owned, and other operating expenses. The number of full-time equivalent employees increased from 723.0 at September 30, 2008 to 768.0 at September 30, 2009. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2009 which should also cause our compensation and employee benefit expense to increase in 2009. Additionally, our branch expansion efforts during the last few years, including ongoing construction of four branch offices, and the addition of the new associates in 2009 will also increase noninterest expense. We also expensed $2.3 million in the second quarter of 2009 related to a special one-time FDIC assessment. Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 64.52% for the third quarter of 2009 compared to 60.53% for the same period in 2008. Our efficiency ratio was 66.38% for the first nine months of 2009 compared with 64.80% for the same period in 2008.

Due to the continued operating losses of the company, the effective tax benefit rate for the three and nine months ended September 30, 2009 was approximately 53.0% and 44.0% respectively, compared to an effective income tax expense rate for the three and nine months ended September 30, 2008 of approximately 27.2% and 27.8%. We anticipate that for the year ending December 31, 2009 that our effective tax benefit rate will approximate 45%. Under FASB ASC 740-270, “Accounting for Income Taxes in Interim Periods” companies should not apply the estimated full year tax rate to interim results if the expected annual effective tax benefit rate exceeds the tax benefit rate based on interim items only. FASB ASC 740-270 requires that the tax benefit recognized be limited to the benefit calculated on interim items only. As such, we recorded a tax benefit through the second quarter based on the actual year-to-date results, in accordance with FASB ASC 740-270.
Net loss available to common stockholders for the third quarter of 2009 was $4.9 million compared to net income available to common stockholders of $8.8 million for the same period in 2008, a decrease of 155.2%. Net loss for the first nine months of 2009 was $37.5 million compared to net income available to common stockholders of $22.8 million for the same period in 2008, a decrease of 264.1%. Included in net loss available to common stockholders for the three and nine months ended September 30, 2009 was approximately $1.5 million and $4.4 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Department of Treasury’s Capital Purchase Program (the “CPP”).
Financial Condition. Loans increased $253.0 million during the first nine months of 2009. We have grown our total deposits to $3.820 billion at September 30, 2009 compared to $3.533 billion at December 31, 2008, an increase of $286.7 million. In comparing the composition of the average balances of our deposits between the second quarter of 2009 with the second quarter of 2008, we have experienced increased growth in our higher cost certificate of deposit balances than in any other category. This increase in reliance on higher cost deposits has contributed to a reduced net interest margin between the two periods.
Capital and Liquidity. At September 30, 2009, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements. Additionally, at September 30, 2009, our bank would be considered to be “well-capitalized” pursuant to banking regulations. Our bank may require additional capital from us over that which can be earned through operations. We anticipate that we will continue to use various capital raising techniques in order to support the capital needs of our bank.
During the third quarter of 2008, we sold 1.0 million shares of our common stock for $21.5 million. During the fourth quarter of 2008, we further increased our capital through our participation in the CPP, issuing 95,000 shares of preferred stock for $95 million. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The common stock warrants have been assigned a fair value of $6.7 million, as of December 12, 2008 and that amount has been recorded as the discount on the preferred stock which will be accreted as a reduction in net income available to common stockholders over the next five years at approximately $1.1 million to $1.3 million per year. The resulting $88.3 million has been assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million over the next five years, a further increase of capital.
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
Our stock price has historically traded above its book value per common share and tangible book value per common share.  At September 30, 2009, our stock price was trading below its book value per common share, but above its tangible book value per common share.  We performed our annual evaluation of whether there were indications of potential goodwill impairment as of September 30, 2009.  The results of our evaluation determined that there was no indication of potential impairment of goodwill at September 30, 2009.  However, should our future earnings and cash flows decline and/or discount rates increase, or should there be a significant decline in our stock price below book value, an impairment charge to goodwill and other intangible assets may be required.

Results of Operations
The following is a summary of our results of operations (dollars in thousands):

			2009-2008			2009-2008
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Interest income	$52,442	$51,873	1.1%	$151,989	$152,808	-0.5%
Interest expense	17,894	22,591	-20.8%	58,228	68,485	-15.0%

Net interest income	34,548	29,282	18.0%	93,761	84,323	11.2%
Provision for loan losses	22,134	3,125	608.3%	101,064	7,504	1,246.8%

Net interest income after provision for loan losses	12,414	26,157	-52.5%	(7,303)	76,819	-109.5%
Noninterest income	7,737	9,253	-16.4%	31,475	26,679	18.0%
Noninterest expense	27,280	23,327	16.9%	83,130	71,893	15.6%

Net income (loss) before income taxes	(7,129)	12,083	-159.0%	(58,958)	31,605	-286.5%
Income tax expense (benefit)	(3,782)	3,288	-215.0%	(25,925)	8,784	-395.1%

Net income (loss)	(3,347)	8,795	-138.1%	(33,033)	22,821	-244.7%
Preferred dividends and preferred stock discount accretion	1,504	—	—	4,421	—	—

Net income (loss) available to common stockholders	$(4,851)	$8,795	-155.2%	$(37,454)	$22,821	-264.1%

Basic net income (loss) per common share available to common stockholders	$(0.15)	$0.38	-139.5%	$(1.39)	$1.01	-237.6%

Diluted net income(loss) per common share available to common stockholders	$(0.15)	$0.36	-141.7%	$(1.39)	$0.96	-244.8%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is one of the most significant components of our results of operations. For the three months ended September 30, 2009 and 2008, we recorded net interest income of $34.5 million and $29.3 million respectively, which resulted in a net interest margin of 3.05% and 3.14%. For the nine months ended September 30, 2009 and 2008, we recorded net interest income of $93.8 million and $84.3 million respectively, which resulted in a net interest margin of 2.84% and 3.24%.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2009			September 30, 2008
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$3,583,182	$41,666	4.61%	$3,129,549	$44,075	5.60%
Securities:
Taxable	749,457	8,608	4.56%	455,945	6,005	5.24%
Tax-exempt (1)	169,171	1,694	5.24%	134,198	1,340	5.24%
Federal funds sold and other	74,663	474	2.76%	45,890	453	4.37%

Total interest-earning assets	4,576,473	$52,442	4.60%	3,765,582	$51,873	5.53%

Nonearning assets
Intangible assets	259,016			261,584
Other nonearning assets	193,366			175,426

Total assets	$5,028,855			$4,202,592

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$348,300	$508	0.58%	$373,567	$1,109	1.18%
Savings and money market	916,669	2,967	1.28%	706,225	2,856	1.61%
Time	2,018,814	11,625	2.28%	1,689,221	14,814	3.49%

Total interest bearing deposits	3,283,783	15,100	1.82%	2,769,013	18,779	2.70%
Securities sold under agreements to repurchase	223,737	363	0.64%	204,101	682	1.33%
Federal Home Loan Bank advances and other borrowings	236,660	1,481	2.48%	215,739	1,845	3.40%
Subordinated debt	97,476	950	3.86%	90,465	1,285	5.65%

Total interest-bearing liabilities	3,841,656	17,894	1.85%	3,279,318	22,591	2.74%
Noninterest-bearing deposits	462,783	—	—	409,850	—	—

Total deposits and interest-bearing liabilities	4,304,439	$17,894	1.65%	3,689,168	$22,591	2.44%

Other liabilities	8,572			10,849
Stockholders’ equity	715,844			502,575

Total liabilities and stockholders’ equity	$5,028,855			$4,202,592

Net interest income		$34,548			$29,282

Net interest spread (2)			2.75%			2.79%
Net interest margin (3)			3.05%			3.14%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended			Nine months ended
	September 30, 2009			September 30, 2008
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$3,506,243	$119,819	4.57%	$2,944,422	$131,695	5.98%
Securities:
Taxable	739,480	26,089	4.72%	401,268	15,435	5.14%
Tax-exempt (1)	159,086	4,742	5.26%	135,702	4,030	5.23%
Federal funds sold and other	82,614	1,339	2.35%	48,904	1,648	4.86%

Total interest-earning assets	4,487,423	$151,989	4.58%	3,530,296	$152,808	5.84%

Nonearning assets
Intangible assets	259,894			259,869
Other nonearning assets	219,859			173,219

Total assets	$4,967,176			$3,963,384

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$355,677	$1,405	0.53%	$385,863	$4,577	1.58%
Savings and money market	802,946	7,322	1.22%	715,019	9,676	1.81%
Time	2,106,428	40,527	2.57%	1,509,602	43,331	3.83%

Total interest bearing deposits	3,265,051	49,254	2.02%	2,610,484	57,584	2.95%
Securities sold under agreements to repurchase	232,450	1,147	0.66%	182,698	2,081	1.52%
Federal Home Loan Bank advances and other borrowings	254,145	4,657	2.45%	189,438	4,958	3.50%
Subordinated debt	97,476	3,170	4.35%	85,139	3,862	6.06%

Total interest-bearing liabilities	3,849,122	58,228	2.02%	3,067,759	68,485	2.98%
Noninterest-bearing deposits	445,616	—	—	392,200	—	—

Total deposits and interest-bearing liabilities	4,294,738	$58,228	1.81%	3,459,959	$68,485	2.64%

Other liabilities	5,436			18,586
Stockholders’ equity	667,002			484,839

Total liabilities and stockholders’ equity	$4,967,176			$3,963,384

Net interest income		$93,761			$84,323

Net interest spread (2)			2.56%			2.86%
Net interest margin (3)			2.84%			3.24%

(1)	Yields computed on tax-exempt instruments on a tax equivalent basis.

(2)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(3)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and nine months ended September 30, 2009 was 3.05% and 2.84% respectively, compared to a net interest margin of 3.14% and 3.24% for the same periods in 2008. Our net interest margin decreased by 0.09% when comparing the three months ended September 30, 2009 to the three months ended September 30, 2008 and 0.40% when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. Matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields decreased by 0.99% and 1.41% during the three and nine months ended September 30, 2009 when compared to the same periods in 2008. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for the three and nine months ended September 30, 2009 was 3.25%, compared to 5.00% and 5.43%, respectively, for the same periods in 2008 reflecting the reduction of the Federal Funds rate between these periods. Our prime lending rate moves in concert with the Federal Reserve’s changes to its Federal funds rate. The reduction in loan rates had a negative impact on our margin when comparing the three and nine months ended September 30, 2009 with the same period in 2008.

•	During the third quarter of 2009, overall deposit rates were less than those rates for the comparable period in 2008 by 0.88%. For the nine months ended September 30, 2009, deposit rates decreased 0.93% over the same period in 2008. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short term rate environment during 2009 when compared to 2008. As a result, the rates for those products experienced a large decrease between the two periods. However, competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively and thus negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with several new market entrants seeking deposit growth. As a result, competitive limitations on our ability to more significantly lower rates paid on our deposit products had a negative impact on our margin during 2009.

•	During the third quarter of 2009, the balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 46.6% of our total funding compared to 48.4% during the same period in 2008. The decrease in these products as a percentage of total funding is attributable to the competitiveness within these products among the local banking franchises and the significant growth we have experienced as we have elected to fund lending opportunities through noncore sources. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits increased to 11.6% of total funding in 2009, compared to 11.3% in 2008. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin.

•	Also negatively impacting our net interest margin is the increase in nonperforming assets during the three and nine months ended September, 30, 2009 when compared to the same periods in 2008. Average nonperforming assets were $86.6 million for the nine months ended September 30, 2009 compared to $23.5 million for the nine months ended September 30, 2008, an increase of 268.5%.
During the nine months ended September 30, 2009, the yield curve was steeper than the same period in 2008 which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Federal funds rate and short term treasury rates. During the fourth quarter of 2008, the Federal Reserve, in response to increasing economic instability, reduced the targeted Federal funds rate such that the targeted rate at year end 2008 was less than 0.25%. At this time, we do not believe we will be able to further reduce the rates we are paying on our short-term deposits, such as interest checking, savings and money market accounts due to competitive pressures. Conversely, we have been successful in reducing the rates we have been paying on time deposits throughout 2009 contributing to an increase in margins on a linked quarter basis for the first nine months of 2009.
We believe we should be able to increase net interest income through overall growth in earning assets in 2009 compared to previous periods. The additional revenues provided by increased loan volumes should be sufficient to overcome increases in funding costs, and thus we should be able to increase our current net interest income. We also believe our net interest margin should increase during the remainder of 2009 due to several factors related to pricing adjustments for certain loans and deposits. One factor is that we believe the rates we charge our loan customers are beginning to increase as we experience more pricing leverage with our borrowers during this credit cycle which includes not only implementation of more risk-based pricing initiatives but also the implementation of loan rate floors on floating and variable rate loan products. Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of increased levels of nonperforming assets during 2009.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $22.1 million and $3.1 million for the three months ended September 30, 2009 and 2008 respectively, and $101.1 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.
Increases in nonperforming loans, net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances during the third quarter of 2009 were the primary reasons for the increase in the provision expense in 2009 when compared to 2008. These increases were caused primarily by continued deterioration in our construction and development loan portfolio, particularly loans to residential builders and developers. Our construction and development loan portfolio has experienced weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures our construction and development loan portfolio. Our collateral, for substantially all construction and development loans, is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, we have increased our allowance for loan losses which has led to increased provision expense in 2009 compared to 2008.
During the second quarter of 2009, we charged off a loan to a one-bank holding company for $21.5 million after their subsidiary bank was placed in receivership by their regulators which also contributed to increased provision expense for 2009.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2009. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
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

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

			2009-2008			2009-2008
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Noninterest income:
Service charges on deposit accounts	$2,560	$2,778	-7.8%	$7,605	$8,036	-5.4%
Investment services	1,113	1,271	-12.5%	3,044	3,760	-19.0%
Insurance sales commissions	906	959	-5.5%	3,131	2,612	19.9%
Gains on loans sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	893	765	16.7%	4,052	2,289	77.0%
Gains (losses) on loan sales and loan participations, net	7	695	-99.0%	(231)	707	-132.7%
Net gain on sale of investments	—	—		6,462	—
Net gain on sale of premises	14	—		23	1,011	-97.7%
Trust fees	586	585	0.2%	1,885	1,621	16.3%
Other noninterest income:
ATM and other consumer fees	1,144	1,074	6.5%	3,316	3,060	8.4%
Letters of credit fees	79	104	-24.0%	312	236	32.2%
Bank-owned life insurance	144	225	-36.0%	373	895	-58.3%
Swap fees on customer loan transactions, net	38	262	-85.5%	448	763	-41.3%
Visa related gains	—	—		—	203	-100.0%
Other noninterest income	253	535	-52.5%	1,055	1,486	-29.0%

Total noninterest income	$7,737	$9,253	-16.4%	$31,475	$26,679	18.0%

Service charge income for 2009 decreased from that in 2008 due to decreased overdraft protection and insufficient fund charges.
Included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At September 30, 2009, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $898 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $848 million at September 30, 2008. We also offer trust services through Pinnacle National’s trust division. At September 30, 2009, our trust department was receiving fees on approximately $607 million in assets compared to $537 million at September 30, 2008. The business development efforts of our trust department resulted in an increase in assets under management. We also increased the number of trust advisors in the past year. These factors contributed to an increase in trust fees for the first nine months of 2009 compared to the same period in 2008.
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
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At September 30, 2009 and pursuant to participation agreements with these correspondents, we had participated approximately $89.8 million of originated loans to these other banks. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. In those transactions whereby the correspondent is receiving a lesser amount of interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. Conversely, should a loan be paid prior to maturity, any remaining unamortized asset is charged as a reduction to gains on loan participations sold. At each quarter end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market based rate. Should the discount rate we are using to measure these cash flows change during the current accounting period, the result of the change is reflected in our statements of operations.

As a result of these matters, during the three months ended September 30, 2009 we recorded a gain of $7,000 compared to no gains recognized during the three months ended September 30, 2008. Additionally, Pinnacle Financial recognized a gain of $695,000 for the three months ended September 30, 2008 related to the sale of four related impaired loans to a group of outside investors. During the nine months ended September 30, 2009 we expensed $231,000 compared to a $12,000 gain during the nine months ended September 30, 2008. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In general, our acquisitions and our growth have resulted in an increase in capital which has resulted in increased lending limits for such items as loans to a single borrower and loans to a single industry such that our need to participate such loans in the future may be reduced. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the nine months ended September 30, 2009, we sold approximately $347 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized a $6.9 million gain for the nine months ended September 30, 2009. During the second quarter of 2009, we determined that an available-for-sale corporate security was other than temporarily impaired as the credit worthiness of the security had deteriorated. This security was a bank holding company trust preferred security acquired in the Mid-America merger. During 2009, this bank holding company’s subsidiary bank was placed under an administrative order by its regulator. This impairment analysis resulted in a $400,000 charge during the second quarter of 2009 with this amount offsetting the gains on the sale of investment securities.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, merchant card and other electronic banking revenues. We experienced a significant increase in these revenues in 2009 compared to 2008 due primarily to increased volumes from new customers.
Additionally, noninterest income from the cash surrender value of bank-owned life insurance decreased between the first nine months of 2009 and the first nine months of 2008. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. With the national recession, the policy investment returns have underperformed. We anticipate that such underperformance will continue through 2009.
Also included in other noninterest income is $38,000 and $448,000, respectively, for the three and nine months ended September 30, 2009 and $262,000 and $763,000, respectively, for the three and nine months ended September 30, 2008 in fees we receive when we originate an interest rate swap transaction for commercial borrowers and a counterparty interest rate swap transaction with a third party provider. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

			2009-2008			2009-2008
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$9,759	$7,143	36.6%	$28,094	$23,365	20.2%
Commissions	649	732	-11.3%	1,861	1,989	-6.4%
Other compensation, primarily incentives	1,081	2,821	-61.7%	3,530	6,952	-49.2%
Employee benefits and other	2,757	2,317	19.0%	8,188	7,076	15.7%

Total salaries and employee benefits	14,246	13,013	9.5%	41,673	39,382	5.8%

Equipment and occupancy	4,446	3,732	19.1%	12,992	11,235	15.6%
Foreclosed real estate expense	1,250	95	1,215.8%	5,864	285	1,957.5%
Marketing and business development	512	381	34.4%	1,418	1,235	14.8%
Postage and supplies	515	762	-32.4%	2,175	2,253	-3.5%
Amortization of intangibles	776	788	-1.5%	2,411	2,312	4.3%
Other noninterest expense:
Professional fees	553	428	29.2%	1,615	831	94.3%
Legal, including borrower-related charges	329	296	11.1%	1,392	606	129.7%
Directors’ fees	207	134	54.5%	583	373	56.3%
Insurance, including FDIC assessments	2,588	712	263.5%	7,698	2,215	247.5%
Contributions	133	87	52.9%	516	387	33.3%
Other noninterest expense	1,725	1,734	-0.5%	4,793	5,159	-7.1%

Total other noninterest expense	5,535	3,391	63.3%	16,597	9,571	73.4%

Merger related expense	—	1,165	—	—	5,620	—

Total noninterest expense	$27,280	$23,327	16.9%	$83,130	$71,893	15.6%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. In addition, in 2009 we have experienced increases in noninterest expense related to increased levels of foreclosed real estate and a special FDIC assessment expensed in the second quarter.
At September 30, 2009, we employed 768.0 full-time equivalent employees compared to 723.0 at September 30, 2008. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods.
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

Due to the losses we incurred during 2009 and the continued weakness in our loan portfolio, we do not expect to pay any variable pay incentives in 2009. Furthermore, so long as the preferred stock is outstanding, we cannot pay cash incentives to our named executive officers, and stock incentives to such executives are limited. Included in the salary and employee benefits amounts for the three months ended September 30, 2008, were $1.3 million and for the nine months ended September 30, 2008, were $2.8 million related to variable cash awards. This expense will fluctuate from year to year and quarter to quarter based on the estimation of achievement of performance targets and the increase in the number of associates eligible to receive the award. Based on our internal earnings forecast for 2009, for the three and nine months ended September 30, 2009, we have not accrued any expense for cash incentives. Included in merger related expense for the first quarter of 2008 are incentive payments made to certain executives, including Pinnacle Financial’s named executive officers, pursuant to a special incentive plan approved by the Committee for achievement of predetermined targets in association with the Mid-America acquisition.
Additionally, included in compensation expense for the three months ended September 30, 2009 and 2008, were approximately $665,000 and $691,000 respectively, and for the nine months ended September 30, 2009 and 2008, were $2,372,000 and $1,707,000, respectively, of compensation expense related to stock options and restricted share awards.
Foreclosed real estate expense was $1.3 million for the third quarter of 2009 compared to $95,000 for the third quarter of 2008. Foreclosed real estate expense was $5.9 million for the first nine months of 2009 compared to $285,000 for the same period in 2008. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At September 30, 2009, we had $22.8 million in other real estate compared to $18.3 million at September 30, 2008. We anticipate increased foreclosed real estate charges as we anticipate increased balances of other real estate. Marketing and other business development and postage and supplies expenses are higher in 2009 compared to 2008 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
Included in noninterest expense for the third quarter of 2009 and 2008 is $776,000 and $788,000 respectively, of amortization of intangibles related primarily to the Mid-America and Cavalry mergers. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $30,000 and $91,000 during the three and nine months ended September 30, 2009.
Total other noninterest expenses increased 63.3% in the third quarter of 2009 when compared to 2008 and 73.4% for the nine months ended September 30, 2009 when compared to 2008. Most of these increases are attributable FDIC insurance premiums and legal fees. Recently, the Federal Deposit Insurance Corporation (FDIC) finalized its deposit insurance assessment rates for 2009. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be significantly higher for all insured depository institutions. Also during the second quarter of 2009 a special assessment from the FDIC of approximately $2.3 million was accrued to provide additional reserves for the FDIC’s Bank Insurance Fund. We anticipate more bank failures through the duration of this credit cycle and as a result higher assessments.
During the nine months ended September 30, 2008, we incurred approximately $5.6 million in merger related expenses, primarily related to retention bonuses and accruals, in connection with our merger with Mid-America, which was acquired during 2007. We do not anticipate any merger related expenses in connection with this acquisition during 2009.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 64.52% for the third quarter of 2009 compared to 60.53% in the third quarter 2008 and 66.38% for the first nine months of 2009 compared to 64.8% in 2008. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Financial Condition
Our consolidated balance sheet at September 30, 2009 reflects organic growth since December 31, 2008. Total assets grew to $5.09 billion at September 30, 2009 from $4.75 billion at December 31, 2008, an increase of 7.2%.
Loans. The composition of loans at September 30, 2009 and at December 31, 2008 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$1,136,134	31.5%	$963,530	28.7%
Consumer real estate — Mortgage	754,412	20.9%	675,606	20.1%
Construction and land development	583,948	16.2%	658,799	19.6%
Commercial and industrial	1,034,971	28.7%	966,563	28.8%
Consumer and other	98,421	2.7%	90,409	2.8%

Total loans	$3,607,886	100.0%	$3,354,907	100.0%

Although the allocation of our loan portfolio did not change significantly during the nine months ended September 30, 2009 when compared to December 31, 2008, we experienced a decrease of 11.4% in the construction and land development loan classification as well as an increase of 17.9% in the commercial real estate classification. The decrease in the construction and land development classification is due in part to our decision to reduce our exposure to this particular segment, particularly the residential construction and land development segment. The reduction in our appetite for these type loans will reduce our loan growth in the future in comparison to historical periods. The increase in the commercial real estate — mortgage category primarily reflects increased owner-occupied commercial real estate loans. The owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. We continue to have loan demand for these types of commercial real estate mortgage products. Our consumer real estate — mortgage portfolio does not include any ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. As a result, we have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at September 30, 2009 and December 31, 2008 (dollars in thousands):

	At September 30, 2009
	Outstanding
	Principal	Unfunded		Total Exposure at
	Balances	Commitments	Total exposure	December 31, 2008

Lessors of nonresidential buildings	$453,985	$54,715	$508,700	$406,798
Lessors of residential buildings	153,504	16,240	169,744	159,261
Land subdividers	199,788	45,498	245,286	319,701
New housing operative builders	149,487	40,165	189,652	261,625

The following table classifies our fixed and variable rate loans at September 30, 2009 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2009
	Fixed	Variable		At September 30,	At December 31,
	Rates	Rates	Totals	2009	2008
Based on contractual maturity:
Due within one year	$202,849	$1,119,724	$1,322,573	36.7%	40.9%
Due in one year to five years	876,964	667,130	1,544,094	42.8%	38.9%
Due after five years	112,398	628,821	741,219	20.5%	20.2%

Totals	$1,192,211	$2,415,675	$3,607,886	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,432,737	$1,432,737	39.7%	41.8%
Due within one year	202,849	855,443	1,058,292	29.4%	25.3%
Due in one year to five years	876,964	119,950	996,914	27.6%	28.3%
Due after five years	112,398	7,545	119,943	3.3%	4.6%

Totals	$1,192,211	$2,415,675	$3,607,886	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments. Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on $1.0 billion of our daily floating rate loan portfolio and on $370 million of our variable rate loan portfolio at varying maturities. The weighted average rate of the floors for the floating rate portfolio is 4.73% and the weighted average rate of the floors for the variable rate portfolio is 4.71%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.
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
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral which would approximate $65.33 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $22 million (i.e., “house limit”). Our loan policy requires that our Executive Committee of the board of directors approve any relationships that exceed this internal limit. Subsequent to September 30, 2009, the Executive Committee approved management’s recommendation to reduce our house limit to $15 million. Current relationships in excess of $15 million will be addressed on an exception basis.
Non-Performing Assets. At September 30, 2009 we had $144.5 million in nonperforming assets compared to $29.2 million at December 31, 2008. Included in nonperforming assets were $121.7 million in nonperforming loans at September 30, 2009 and $10.9 million at December 31, 2008. The increase in non-performing asset balances that Pinnacle Financial experienced in the nine months ended September 30, 2009 is primarily related to a weakened residential real estate market in Pinnacle Financial’s market areas. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas. Further, housing starts in Pinnacle Financial’s market areas continue to slow.
The Greater Nashville Association of Realtors (“GNAR”) reported that the average median residential home price for the quarter ended September 30, 2009 was $163,700, a decrease of 3.6% from the same quarter a year earlier. GNAR also reported that the number of residential inventory at September 30, 2009 was 14,700 homes, a decrease of 2.6% from a year earlier. Median home prices have fallen indicating that home values have decreased. Although fewer homes for sale could be considered a positive in this market, it also indicates that fewer home owners are willing to consider selling their home and subsequently acquire another home. An extended recessionary period will likely cause our construction and land development loans to continue to underperform and our nonperforming assets and loan losses to continue to increase for this segment of our loan portfolio. We believe our nonperforming asset levels will remain elevated.

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
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2009, we had $121.7 million in loans on nonaccrual compared to $10.9 million at December 31, 2008, of which $86.7 million and $5.0 million, respectively, were residential construction and land development loans.
At September 30, 2009, we owned $22.8 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $18.3 million at December 31, 2008, all of which is located within our principal markets. Substantially all of these amounts relate to new home construction and residential development projects that are either completed or are in various stages of construction for which we believe we have adequate collateral, as follows (dollars in thousands):

	Sept. 30,	Dec. 31,
	2009	2008
New home construction	$8,174	$12,927
Developed lots	3,329	2,601
Undeveloped land	7,707	1,062
Other	3,558	1,716

	$22,768	$18,306

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2009, there were $12.8 million of accruing restructured loans that remain in a performing status. There were no accruing restructured loans at December 31, 2008.
There was $65,000 in loans 90 days past due and still accruing interest at September 30, 2009 compared to $1.5 million at December 31, 2008.

The following table is a summary of our nonperforming assets at September 30, 2009 and December 31, 2008 (dollars in thousands):

	At September 30,	At December 31,
	2009	2008
Nonperforming loans (1)
Commercial real estate — mortgage	$17,328	$1,566
Consumer real estate — mortgage	12,756	3,140
Construction and land development	86,707	5,016
Commercial and industrial	4,136	1,108
Consumer and other	799	30

Total nonaccrual/nonperforming loans	121,726	10,860
Other real estate owned	22,768	18,306

Total nonperforming assets	$144,494	$29,166

Ratios:
Nonperforming loans to total loans	3.37%	0.32%
Nonperforming assets to total loans plus other real estate	3.98%	0.86%
Restructured loans (accruing) (1)	$12,827	$—
Accruing loans past due 90 days or more	$65	$1,508

(1)	Nonperforming loans exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.
Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $259.5 million or 7.2% of total loans at September 30, 2009 compared to $27.8 million or 0.83% at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused primarily by the downgrade of additional residential construction and development loans, commercial and industrial loans, and commercial real estate loans.
Approximately $20.3 million of potential problem loans are past due at least 30 but less than 90 days as of September 30, 2009. The following table is a summary of our performing loans that are past due at least 30 days but less than 90 days as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	At September 30,	At December 31,
	2009	2008
Commercial real estate — mortgage	$5,664	$3,333
Consumer real estate — mortgage	6,776	5,836
Construction and land development	8,054	6,161
Commercial and industrial	9,790	2,523
Consumer and other	728	787

Total performing loans past due 30 to 90 days	$31,012	$18,640

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2009 and December 31, 2008, our allowance for loan losses was $82.9 million and $36.5 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2009 and for the year ended December 31, 2008 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months	Year
	ended	ended
	September 30,	December 31,
	2009	2008
Balance at beginning of period	$36,484	$28,470
Provision for loan losses	101,064	11,214
Charged-off loans:
Commercial real estate — Mortgage	(917)	(62)
Consumer real estate — Mortgage	(4,020)	(1,144)
Construction and land development	(18,707)	(2,172)
Commercial and industrial (2)	(30,309)	(773)
Consumer and other loans	(1,168)	(982)

Total charged-off loans	(55,121)	(5,133)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	731
Consumer real estate — Mortgage	137	3
Construction and land development	71	55
Commercial and industrial	147	844
Consumer and other loans	199	300

Total recoveries of previously charged-off loans	554	1,933

Net (charge-offs) recoveries	(54,567)	(3,200)

Balance at end of period	$82,981	$36,484

Ratio of allowance for loan losses to total loans outstanding at end of period	2.30%	1.09%

Ratio of net charge-offs (1) to average loans outstanding for the period	2.04%	0.11%

(1)	Net charge-offs for the nine months ended September 30, 2009 have been annualized.

(2)	Includes a $21.5 million charge-off of a loan in the second quarter of 2009.
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
The allowance increased by $46.4 million between September 30, 2009 and December 31, 2008 and the ratio of our allowance for loan losses to total loans outstanding increased to 2.30% at September 30, 2009 from 1.09% at December 31, 2008. The significant increase in nonperforming loans, potential problem loans and net-charge offs during the first nine months of 2009 were the primary reasons for the increase in the allowance for loan losses in 2009 when compared to 2008.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $932.4 million and $849.8 million at September 30, 2009 and December 31, 2008, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at September 30, 2009 follows:

September 30, 2009
Weighted average life	3.93 years
Weighted average coupon	5.08%
Tax equivalent yield	4.95%

Deposits and Other Borrowings. We had approximately $3.82 billion of deposits at September 30, 2009 compared to $3.53 billion at December 31, 2008. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $215.7 million at September 30, 2009 and $184.3 million at December 31, 2008. Additionally, at September 30, 2009, we had borrowed $223.0 million in advances from the Federal Home Loan Bank of Cincinnati compared to $183.3 million at December 31, 2008.
Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,		December 31,
	2009	Percent	2008	Percent
Core funding:
Noninterest-bearing deposit accounts	$504,481	11.6%	$424,757	10.4%
Interest-bearing demand accounts	356,391	8.2%	375,993	9.2%
Savings and money market accounts	948,875	21.8%	694,582	17.0%
Time deposit accounts less than $100,000	432,498	9.9%	570,443	13.9%

Total core funding	2,242,245	51.5%	2,065,775	50.5%

Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	209,546	4.8%	36,924	0.9%
Other time deposits	639,006	14.7%	599,947	14.7%
Securities sold under agreements to repurchase	215,674	5.0%	184,298	4.5%

Total relationship based non-core funding	1,064,226	24.5%	821,169	20.1%

Wholesale funding:
Time deposit accounts greater than $100,000
Public funds	290,000	6.6%	245,000	6.0%
Brokered deposits	439,112	10.1%	585,599	14.3%
Federal Home Loan Bank advances, Federal funds purchased and other borrowings	222,986	5.1%	273,609	6.7%
Subordinated debt — Pinnacle National	15,000	1.9%	15,000	0.4%
Subordinated debt — Pinnacle Financial	82,476	.3%	82,476	2.0%

Total wholesale funding	1,049,574	24.0%	1,201,684	29.4%

Total non-core funding	2,113,800	48.5%	2,022,853	49.5%

Totals	$4,356,045	100.0%	$4,088,628	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance. At September 30, 2009, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 50.5% at December 31, 2008 to 51.5% at September 30, 2009. The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the temporary increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in time deposits greater than $100,000 increments, thus elevating the amount of time deposits above the $100,000 core threshold. In addition, the temporary insurance limit increase resulted in a significant increase in time deposits of our customers between $100,000 and the new insurance limits. Growing our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of September 30, 2009 amounted to $2.0 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$70,706	2.99%
Over three but less than six months	133,181	2.39%
Over six but less than twelve months	105,802	2.51%
Over twelve months	122,809	0.91%

	432,498	2.09%

Denomination $100,000 and greater
Three months or less	699,930	1.46%
Over three but less than six months	399,388	2.17%
Over six but less than twelve months	218,339	2.74%
Over twelve months	260,007	2.53%

	1,577,664	1.99%

Totals	$2,010,162	2.02%

Subordinated debt and other borrowings. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At September 30, 2009, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.09% at September 30, 2009) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.85% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.93% at September 30, 2009) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.15% at September 30, 2009) which is set each quarter and matures on September 30, 2037.
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
Capital Resources. At September 30, 2009 and December 31, 2008, our stockholders’ equity amounted to $710.1 million and $627.3 million, respectively, an increase of approximately $82.8 million. This increase was primarily attributable to our second quarter 2009 common equity raise completed on June 16, 2009 which netted us approximately $109.0 million in additional capital from the sale of 8,855,000 shares of our common stock. This increase was offset by $26.0 million decrease in comprehensive loss, which was composed of $33.0 million in net losses together with $7.0 million of net unrealized holding gains associated with our available-for-sale portfolio.
On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. During the three and nine months ended September 30, 2009, the accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $1.5 million and $4.4 million, respectively.
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
On June 16, 2009, we completed the sale of 8,855,000 shares of our common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with our participation in the CPP, the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
During the second quarter of 2009, we sought permission from our primary federal regulators to redeem the preferred shares we sold to the U.S. Treasury through the CPP. During the third quarter of 2009 and after consideration of various factors, we withdrew our application to redeem the preferred shares we sold the U.S. Treasury through the CPP.
Because of its recent losses and higher levels of problem and potential problem loans, we have established internal capital guidelines for Pinnacle National’s Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 11%. Pinnacle National’s tier 1 leverage ratio and total risk-based capital ratio were 8.8% and 12.2%, respectively, as of September 30, 2009.
At September 30, 2009, Pinnacle Financial’s Tier 1 risk-based capital ratio was 13.1%, our total risk-based capital was 14.7% and our leverage ratio was 10.9%, compared to 12.1%, 13.5% and 10.5% at December 31, 2008, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. During the nine months ended September 30, 2009, Pinnacle National paid $7.1 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP (as more fully discussed in Pinnacle Financial’s 2008 Annual Report on Form 10-K). Pinnacle Financial has not paid any dividends to date, nor does it anticipate paying dividends to its shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.

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
At September 30, 2009, our model results indicate that our most likely rate scenario optimizes our net interest income. Our most likely rate forecast currently anticipates no change in the Federal funds rate for the next twelve months although our modeling does anticipate changes in intermediate and longer term rates based on a consensus of national economists’ forecasts. However, much of our balance sheet pricing is aligned with the Federal funds rates and other shorter term rates. Should rates rise sooner than anticipated, the floors on our floating rate assets will limit our ability to increase our net interest income until rates rise enough to surpass these established loan floors. Should the rate environment begin to decrease, the rates we are currently paying to our depositors, we believe, are at their competitive lows and because we have a meaningful volume of floating rate assets that are not priced using interest rate floors, we would not be able to increase our net interest income meaningfully during a falling interest rate cycle. Traditionally, we maintain an asset sensitive balance sheet. We will likely maintain a balance sheet that is more asset sensitive once this credit cycle has abated and short-term interest rates increase. Asset sensitivity implies that our assets will reprice faster than our liabilities. As a result and absent the impact of interest rate floors, an interest rate increase should be beneficial to us as our asset yields would increase at a more rapid rate than the costs of our liabilities.
Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. At September 30, 2009 and December 31, 2008, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the Federal Home Loan Bank of Cincinnati, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2009, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $223.0 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates
2009	$10,039	0.93%
2010	91,457	2.42%
2011	10,091	1.90%
2012	30,089	3.50%
Thereafter	81,310	2.86%

Total	$222,986

Weighted average interest rate		2.64%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at September 30, 2009, and for the nine months ended September 30, 2009, we averaged borrowings from correspondent banks of $13.7 million under such agreements.
At September 30, 2009, brokered certificates of deposit approximated $439.1 million which represented 10.1% of total funding compared to $585.6 million and 14.3% at December 31, 2008. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.
At September 30, 2009, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network or other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA, including entering into agreements to relocate our downtown office facility in Nashville, Tennessee to a new facility projected to open in 2010.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At September 30, 2009, we had outstanding standby letters of credit of $92.4 million and unfunded loan commitments outstanding of $935.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 . This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10 “Generally Accepted Accounting Principles” became applicable beginning in third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (ASC 860). SFAS No. 166 provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010 in accordance with Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810-10-05-8). SFAS No. 166 modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS No. 166 also provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by ASC 860-10-65-2. SFAS No. 166 is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. SFAS No. 166’s disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under ASC 860-10-65-2. This statement is not expected to have a significant impact to Pinnacle Financial’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167 which revises the criteria for determining the primary beneficiary of a variable interest entity (VIE) by replacing the prior quantitative-based risks and rewards test required under FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities — revised December 2003” (ASC 810-10-05-8) with a qualitative analysis. While SFAS No. 167 retains the guidance in ASC 810-10-05-8 which requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criterion which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, SFAS No. 167 requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary. SFAS No. 167 requires separate presentation on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary. SFAS No. 167 also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required by ASC 860-10-65-2. SFAS No. 167 is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements of all QSPEs and entities currently subject to ASC 810-10-05-8 as of the beginning of the first annual period that begins after November 15, 2009. If consolidation of a VIE is required upon initial adoption, the assets, liabilities, and noncontrolling interests of the VIE should be measured at their carrying amounts as if SFAS No. 167 had been applied from inception of the VIE, with any difference between the net amounts recognized and the amount of any previously recognized interests reflected as a cumulative effect adjustment to undivided profits. However, if determining the carrying amounts is not practicable, the assets, liabilities, and noncontrolling interests of the VIE may be measured at fair value. Further, if determining the carrying amounts is not practicable, and if the activities of the VIE are primarily related to securitizations or other forms of asset-backed financings and the assets of the VIE can be used only to settle obligations of the entity, then the assets and liabilities of the VIE may be measured at their unpaid principal balances. The fair value option provided under SFAS No. 159 may also be elected for financial assets and financial liabilities requiring consolidation as a result of initial adoption, provided that the election is made for all eligible financial assets and financial liabilities of the VIE. If initial application of SFAS No. 167 results in deconsolidation of a VIE, any retained interest in the VIE should be measured at its carrying value as if SFAS No. 167 had been applied from inception of the VIE. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not previously required under ASC 860-10-65-2. This statement is not expected to have a significant impact to Pinnacle Financial’s financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 46 through 47 of Part I — Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

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
Recent negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least throughout the remainder of 2009 and in 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
Our loan portfolio includes a significant amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.
The percentage of real estate construction and development loans in our bank subsidiary’s portfolio was approximately 16.2% of total loans at September 30, 2009, and these loans make up approximately 71.2% of our non-performing loans at September 30, 2009. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We have a concentration of credit exposure to borrowers in certain industries and we also target small to medium-sized businesses.
At September 30, 2009, we had significant credit exposures to borrowers in certain business, including the commercial and residential building lessors, new home building, and land subdividers. These industries are experiencing adversity in the current recession and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with us, or have suffered loan downgrades which has negatively impacted our results of operations. If the current recessionary environment continues, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorates unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings. In May 2009, we charged off in full a $21.5 million loan to a bank holding company, the subsidiary bank of which was placed in receivership by the OCC during the first quarter of 2009.
Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At September 30, 2009, our commercial and industrial loans accounted for almost 28.7% of our total loans. During periods of economic weakness like those we are currently experiencing, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.
We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.
We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our loan, deposit and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Nashville and Knoxville MSAs have weakened in 2009, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. Unemployment has risen significantly in both markets in 2009 from 2008 levels. We cannot assure you that economic conditions in our markets will improve over the remainder of 2009 or during 2010 or thereafter, and continued weak economic conditions in our markets could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.
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
We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.
As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline.
Recent legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the Emergency Economic Stabilization Act of 2008 or EESA, was enacted on October 3, 2008. The Troubled Asset Relief Program, or “TARP”, established pursuant to EESA, includes the Capital Purchase Program, pursuant to which Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. TARP is scheduled to expire December 31, 2009, although the Treasury has announced it will likely extend it until October 31, 2010. On September 18, 2009, the Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guaranty Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility. The Transaction Account Guarantee portion of the program, which guarantees non interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.

National or state legislation or regulation may increase our expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or enforcement or supervisory actions. If we were required to enter into such actions with our regulators, we could be required to agree to limitations or take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
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
We, and Pinnacle National, are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and it is unlikely that we would be able to issue trust preferred securities in the future on terms consistent with our previous issuances, if at all.
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
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of the current recession), we experienced net interest margin compression throughout 2008 and in the first half of 2009. Because of these competitive pressures, we were unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. We have recently taken various actions which improved our net interest margin in the third quarter of 2009. If the Federal Reserve Board of Governors’ federal funds rate remains at extremely low levels for a prolonged period, our higher funding costs may cause our net interest margin to be lower than other institutions.

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
A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle National to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.
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
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Recent bank and thrift closures have depleted the Deposit Insurance Fund, and we were assessed a $2.3 million special assessment in the second quarter of 2009. It is possible that our assessments may increase in the future. Any future assessment increases could negatively impact our results of operations. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares That May
	Total Number	Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Repurchased (1)	Share	Programs	or Programs
July 1, 2009 to July 31, 2009	—	$—	—	—
August 1, 2009 to August 31, 2009	650	15.12	—	—
September 1, 2009 to September 30, 2009	—	—	—	—

Total	650	$15.12	—	—

(1)	During the quarter ended September 30, 2009, 5,345 shares of restricted stock previously awarded to certain of our associates vested. We withheld 650 shares to satisfy tax withholding requirements for these associates.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

/s/ M. Terry Turner

M. Terry Turner
October 28, 2009	President and Chief Executive Officer

/s/ Harold R. Carpenter

Harold R. Carpenter
October 28, 2009	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002