Form 10-K
period 2009-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2010-02-26
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $415,535,462 as of June 30, 2009.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,302,169 shares of common stock as of January 31, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 20, 2010, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those identified in Part I, Item IA “Risk Factors” below and (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to continue to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) increased competition with other financial institutions; (vi) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (vii) rapid fluctuations or unanticipated changes in interest rates; (viii) the results of regulatory examinations; (ix) the development of any new market other than Nashville or Knoxville; (x) a merger or acquisition; (xi) any activity in the capital markets that would cause Pinnacle to conclude that there was impairment of any asset, including intangible assets; (xii) the impact of governmental restrictions on entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); (xiii) further deterioration in the valuation of other real estate owned; (xiv) inability to comply with regulatory capital requirements, and (xv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy. Many of such factors are beyond Pinnacle’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle disclaims any obligation to update or revise any forward-looking statements contained in this Form 10-K, whether as a result of new information, future events or otherwise.
PART I
Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the firm,” “Pinnacle Financial Partners,” “Pinnacle” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries. References herein to the fiscal years 2005, 2006, 2007, 2008, and 2009 mean our fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

ITEM 1.	BUSINESS
OVERVIEW
Pinnacle Financial Partners is Tennessee’s second-largest bank holding company, with $5.1 billion in assets as of December 31, 2009. Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle National and owns 100% of the capital stock of Pinnacle National. The firm started operations on October 27, 2000, with one office in Nashville, Tennessee, and has since grown to 34 offices, including 31 in eight rapidly growing Middle Tennessee counties. The firm also has three offices in Knoxville, Tennessee, the state’s third-largest banking market, and plans to expand to a total of five offices in Knoxville by the end of 2011.
The firm operates as a community bank primarily in urban markets. As an urban community bank, Pinnacle Financial provides the personalized service most often associated with small community banks, while offering the sophisticated products and services, such as investments and treasury management, more typically offered by large regional and national banks. This approach has enabled Pinnacle Financial to attract clients from the regional and national banks in the Nashville and Knoxville MSAs that, despite significant market share losses over the last ten years still possess the largest market shares in the Nashville and Knoxville MSAs, respectively. As a result, in less than ten years, Pinnacle has grown to the fourth largest market share in the Nashville MSA immediately behind the three largest out-of-state regional banks that have traditionally dominated the market, and in three years has grown to the ninth largest market share in the Knoxville MSA.
Market Area.
Our markets of Nashville and Knoxville are two of the top three banking market areas in Tennessee.

Nashville MSA
The Nashville MSA, Pinnacle’s primary market area, includes Davidson County and twelve surrounding counties. This area represents a geographic area that covers approximately 4,000 square miles and a population in excess of 1.55 million people. At Pinnacle, we concentrate our market efforts on Davidson, Rutherford, Williamson, Sumner, Wilson, Cheatham, and Dickson counties which represent 90% of the Nashville MSA’s population base and 93.6% of the deposit base (based on June 30, 2009 FDIC information).
Nashville is the capitol of Tennessee and an important transportation, business and tourism center within the United States. Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors. Nashville is frequently recognized as one of America’s top cities.
•	Tennessee was named the 2009 State of the Year by Business Facilities magazine, a national economic development publication.

•	In December 2009, Marketwatch.com ranked Nashville No. 15 nationally in its Best of Top 20 Cities for Business ranking because of Nashville’s robust industry sectors.

•	In 2009, Forbes magazine ranked Nashville as one of America’s Fastest Recovering Cities based on diversified industries and relatively stable housing that give residents a measure of economic security.

•	In November 2009, Site Selection, an Atlanta-based magazine that annually ranks states’ attractiveness to investors, placed Tennessee in fifth place as to investor attractiveness.
Over the last few years, the Nashville area has been chosen by such companies as Louisiana Pacific, Nissan North America, CareMark and Dell to relocate their U.S. headquarters or to significantly expand their operations.
Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises such as Vanderbilt University and Medical Center, HCA Inc., and Nissan Motor Manufacturing Corporation USA. Also, there are currently more than 300 healthcare companies in the Nashville area.
We anticipate that Nashville will continue to attract businesses due to the relatively low cost of doing business here and the presence of a well-trained labor force, which in turn, should increase the demand for depository and lending services within our market at a pace faster than national averages. In comparing Nashville MSA deposits as of June 30, 2008 to those at June 30, 2009, the Nashville MSA deposits were $3.1 billion higher in 2009 than in 2008, which reflects a 10.0% growth rate.
Knoxville MSA
The Knoxville MSA, where Pinnacle established its de novo presence in 2007, includes five counties with a total population of 691,000 in 2009. According to a Labor Market Assessment of the Greater Knoxville Region conducted for the Knoxville Area Chamber Partnership in 2006, the area’s population is growing faster than the state or national growth rates. The study indicates the population is projected to increase by 5.8%, compared to 4.3% for Tennessee and 4.8% nationally, between 2006 and 2011. In 2008, Primacy ranked Knoxville No. 4 on the listing of Best Cities for Relocating Families among middle market cities based on factors such as home prices, appreciation rates and property taxes.
The business climate in the Knoxville MSA has earned the area a reputation for being a good choice for relocation. For instance, Bizjournals, ranked Knoxville 39 out of 100 Top Tech Centers, and in 2008 Forbes ranked Knoxville No. 43 out of 200 cities in its ranking of Best Places for Business and Careers.
Among the leading companies that have relocated significant operations to the Knoxville area are Brinks Home Security, SYSCO Corporation, Reily Foods and Exedy America. The area was already home to corporate headquarters such as Panasonic Electronic Devices, Regal Corp., Scripps Networks, Sea Ray Boats, Pilot Oil, Ruby Tuesday and the Tennessee Valley Authority.
The region is also home to the University of Tennessee’s flagship campus and Oak Ridge National Laboratory and Y-12 National Security Complex. These institutions should help to continue to spur growth in the Knoxville MSA.
We anticipate that Knoxville will continue to be a very attractive banking market. In comparing Knoxville MSA deposits as of June 30, 2008 to those at June 30, 2009, the Knoxville MSA deposits were $902 million higher in 2009 than in 2008, which reflects a 8.1% growth rate.

Competitive Conditions
The Nashville MSA banking market is very competitive, with 61 financial institutions with over $34.6 billion in deposits in the market as of June 30, 2009, up from approximately $31.5 billion at June 30, 2008 according to FDIC data. As of June 30, 2009, approximately 56.7% of this deposit base was controlled by six large, multi-state banks headquartered outside of Nashville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), First Horizon (headquartered in Memphis, Tennessee), US Bancorp (headquartered in Minneapolis, Minnesota), SunTrust (headquartered in Atlanta, Georgia), and Fifth Third (headquartered in Cincinnati, Ohio). According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank, First American National Bank, and AmSouth Bank), Bank of America (including the acquired NationsBank), US Bancorp, and SunTrust (including the acquired National Bank of Commerce) declined from approximately 81.1% to 56.7% between June 30, 1999 and June 30, 2009. Pinnacle, on the other hand, after only nine years of operations, now holds the No. 4 market share position in the Nashville MSA with 10.5% of the market, immediately behind the top three out-of-state banks.
The Knoxville MSA banking market is also very competitive, with 44 financial institutions with over $12.0 billion in deposits in the market as of June 30, 2009. According to FDIC data, bank and thrift deposits in the Knoxville MSA grew from approximately $6.9 billion at June 30, 1999 to more than $12.0 billion at June 30, 2009. As of June 30, 2009, approximately 67% of this deposit base was controlled by four, large, multi-state banks headquartered outside of Knoxville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), First Horizon (headquartered in Memphis, Tennessee), Branch Banking and Trust (headquartered in Winston-Salem, North Carolina), and SunTrust (headquartered in Atlanta, Georgia). According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of Regions Financial (including the acquired Union Planters National Bank, First American National Bank, and AmSouth Bank), First Horizon and SunTrust (including the acquired National Bank of Commerce) declined from 66.7% to 53.5% between June 30, 1999 and June 30, 2009.
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
Employees
As of February 26, 2010, we employed 812 associates. We believe these associates are Pinnacle’s most important asset. We consider our relationship with our associates to be excellent. This is supported by the fact that for the seventh consecutive year, Pinnacle was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees. The selection is based on an anonymously conducted survey of associates.
We are also one of a relatively small number of financial firms in the country that provide equity-based compensation for all associates via a broad-based equity incentive plan. We believe this broad-based equity incentive plan directly aligns our employee base with our shareholders, and that our associates have become even more engaged in the creation of shareholder value over the intermediate- and long-terms. Information concerning these plans is included in the “Notes to Consolidated Financial Statements.”
Additionally, all of our non-commission based employees, except our senior executive officers, participate in an annual cash incentive plan whereby they receive a certain percentage of their annual base salary should the firm meet certain soundness and earnings targets for the year. So long as we are a participant in the U.S. Treasury’s Capital Purchase Program of the Troubled Asset Relief Program, our senior executive officers may not participate in our annual cash incentive plan. Information concerning this plan is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Lending Services
We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities. We compete for these loans with competitors who are also well established in the Nashville and Knoxville MSAs.

Pinnacle National’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, officers with a higher lending limit, Pinnacle National’s board of directors or the executive committee of the board determine whether to approve the loan request. Loans to insiders require approval of the board, and, effective February 2010, extensions of credit to certain adversely classified loans require approval of a loan committee of the board.
Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2009, we were able to loan any one borrower a maximum amount equal to approximately $73.3 million plus an additional $48.9 million, or a total of approximately $122.2 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as our bank subsidiary’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or for other reasons. In addition to these regulatory limits, Pinnacle National currently imposes upon itself an internal lending limit of $15 million for relationships seeking current credit approval, which is less than the prescribed legal lending limit. Prior to October 2009, our in-house limit was $22 million. At that time, we maintained relationships which had aggregate exposure of greater than $15 million. These relationships have been grand-fathered under the previous guidelines and are not subject to our $15 million limitation. We currently have 32 relationships greater than our current in-house limit of $15 million.
The principal economic risk associated with each category of loans that Pinnacle National expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees. Many of Pinnacle National’s commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. Primarily as a result of our two acquisitions, we also have a meaningful investment in residential construction and land acquisition and development loans. The weakness in the economy has impacted this industry significantly. During periods of economic weakness, like those currently being experienced, these businesses may be more adversely affected than larger enterprises, and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.
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
Pinnacle National also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit. Even though Pinnacle National may offer these products, Pinnacle National primarily targets owner/managed businesses and affluent consumers. As a result, Pinnacle National has generally avoided certain other consumer market segments and related products which have shown increased losses during this credit cycle, including subprime lending, credit cards and indirect lending products.
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

Deposit Services
Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are residents and businesses located in the Nashville and Knoxville MSAs. Pinnacle National generally obtains these deposits through personal solicitation by its officers and directors and generally employs minimal general media advertising for deposit generation. We also have utilized in the past non-core deposits as a significant funding source for our growth, although we began to reduce our reliance on these non-core deposits over the second half of 2009 and expect to continue such reduction in 2010. These non-core deposit sources primarily include brokered certificates of deposits and public funds.
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
Pinnacle National offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle National’s clients in achieving their financial objectives consistent with their risk tolerances. Pinnacle National’s suite of investment products include:
•	Mutual Funds;

•	Variable Annuities;

•	Money Market Instruments;

•	Treasury Securities;

•	Bonds;

•	Fixed Annuities;

•	Stocks;

•	Financial Planning;

•	Asset Management Accounts; and

•	Listed Options.
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
Pinnacle National also maintains a trust department which provides fiduciary and investment management services for individual and commercial clients. Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody. Pinnacle has recently initiated an institutional trust business providing collective trust fund fiduciary services. Pinnacle Financial has also established Pinnacle Advisory Services, Inc., a registered investment advisor, to provide investment advisory services to its clients. Additionally, Miller Loughry Beach Insurance Services, Inc., a wholly-owned subsidiary of Pinnacle National, provides insurance products, particularly in the property and casualty area, to its clients. Miller Loughry Beach Insurance Services, Inc. is an insurance agency that does not retain the insurance risk.
Other Banking Services
Given client demand for increased convenience in accessing banking and investment services, Pinnacle National also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle National is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle National, in contrast to many of its regional competitors, reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network, providing greater convenience as compared to these competitors.

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
We have posted our Corporate Governance Guidelines, our Luxury Expenditure Policy, our Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.pnfp.com. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 211 Commerce Street, Suite 300, Nashville, Tennessee 37201.
SUPERVISION AND REGULATION
Both Pinnacle Financial and Pinnacle National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial’s and Pinnacle National’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. The following discussion describes the material elements of the regulatory framework that currently apply. However, Congress and the executive branch are currently considering and are likely to adopt in the near future significant new regulatory reform initiatives, which could result in material changes to the current oversight structure.
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
Under the Bank Holding Company Act, if adequately capitalized and adequately managed, another bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.
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
Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:
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
Participation in the Capital Purchase Program of the Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the United States Department of the Treasury (the “U.S. Treasury”) established a capital purchase program (“CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On December 12, 2008, Pinnacle Financial sold 95,000 shares of Series A preferred stock and warrants to acquire 534,910 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $95 million. Under ARRA, Pinnacle Financial is permitted to redeem the preferred shares it sold to the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with Pinnacle Financial’s and Pinnacle National’s appropriate regulatory agency. On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
As a result of Pinnacle Financial’s participation in the CPP, Pinnacle Financial has agreed to not pay dividends on its common stock for three years following consummation of the U.S. Treasury’s investment and to certain limitations on executive compensation. For as long as the U.S. Treasury owns any debt or equity securities of Pinnacle Financial issued in connection with the CPP, Pinnacle Financial will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of EESA, as amended by ARRA, and the regulations issued and in effect thereunder as of the closing date of the sale of the preferred shares to the U.S. Treasury, as modified by the U.S. Treasury’s interim final rule related to compensation and corporate governance issued on June 15, 2009 (the “IFR”). This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by Pinnacle Financial in connection with the CPP, Pinnacle Financial must:
•	Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of Pinnacle Financial;

•	Implement a required clawback of any bonus or incentive compensation paid to Pinnacle Financial’s senior executive officers and next twenty most highly compensated employees based on materially inaccurate financial statements or any other materially inaccurate performance metric;

•	Not make any bonus, incentive or retention payment to any of Pinnacle Financial’s five most highly compensated employees, except as permitted under the IFR;

•	Not make any “golden parachute payment” (as defined in the IFR) to any of Pinnacle Financial’s senior executive officers or five next most highly compensated employees; and

•	Not deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of Pinnacle Financial’s senior executive officers.
Pinnacle National
We own one bank — Pinnacle National. Pinnacle National is a national bank chartered under the federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”). The OCC has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC regularly examines national banks like Pinnacle National and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle National is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.
Branching. While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. Pinnacle National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger, branch acquisition, or branch establishment. The laws of Alabama, North Carolina and Virginia would allow Pinnacle to acquire or establish branches in those states, and banks in those states to similarly branch into Tennessee.
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
ESSA provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance will return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. Pinnacle Financial has elected to continue to participate in the transaction account guarantee program, which expires on June 30, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution’s risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Capital Adequacy
Both Pinnacle Financial and Pinnacle National are required to comply with the capital adequacy standards established by the Federal Reserve, in our case, and the OCC, in the case of Pinnacle National. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Pinnacle National is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. In addition, the OCC may require national banks to maintain capital at levels higher than those required by general regulatory requirements.
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
The minimum statutory guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. The preferred stock that Pinnacle Financial sold to the U.S. Treasury in connection with the CPP qualifies as Tier 1 capital. Under statutory guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.
Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.
An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2009, Pinnacle National would be considered “well capitalized” by the OCC.
Because of recent losses and higher levels of problem and potential problem loans, during the third quarter of 2009, Pinnacle National established minimum internal capital guidelines for Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 11%. In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At December 31, 2009, Pinnacle National’s Tier 1 risk-based capital ratio was 10.6%, the total risk-based capital ratio was 12.3% and the leverage ratio was 8.7%, compared to 10.2%, 11.6% and 8.8% at December 31, 2008, respectively. More information concerning our, and Pinnacle National’s, regulatory ratios at December 31, 2009 is included in Note 20 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.
Payment of Dividends
We are a legal entity separate and distinct from Pinnacle National. Since inception, Pinnacle Financial has not paid dividends to its common shareholders. Over time, the principal source of our cash flow, including cash flow to pay dividends to our holders of trust preferred securities, holders of the Series A preferred stock we issued to the U.S. Treasury in connection with the CPP and any potential dividends we may ultimately pay to common stock shareholders, will be dividends that Pinnacle National pays to us as its sole shareholder. Under Tennessee law, we are not permitted to pay dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our current and prospective capital, liquidity, and other needs.
In addition to the limitations on our ability to pay dividends under Tennessee law, our ability to pay dividends on our common stock is also limited by our participation in the CPP and by certain statutory or regulatory limitations. Prior to December 12, 2011, unless we have redeemed the Series A preferred stock issued to the U.S. Treasury in the CPP or the U.S. Treasury has transferred the Series A preferred stock to a third party, the consent of the U.S. Treasury must be received before we can declare or pay any dividend or make any distribution on our common stock. Furthermore, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock. Additionally, the Federal Reserve Bank of Atlanta, under certain circumstances may preclude us from paying dividends on our Series A preferred Stock or trust preferred securities. Recent supervisory guidance from the Federal Reserve indicates that CPP recipients that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.
Statutory and regulatory limitations also apply to Pinnacle National’s payment of dividends to us. Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. During 2009, Pinnacle National paid dividends to Pinnacle Financial of $8.2 million for use by Pinnacle Financial in servicing its subordinated debt obligations. As of December 31, 2009, Pinnacle National could have paid dividends to us of approximately $13.8 million without seeking prior regulatory approval. However, given the losses experienced by Pinnacle National during 2009, Pinnacle National may not, subsequent to January 1, 2010, without the consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances and such policies also discourage payment of bank dividends if the bank is experiencing losses. Accordingly until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which amounted to approximately $99.8 million at December 31, 2009.
The payment of dividends by Pinnacle National and us may also be affected by other factors, such as the requirement to maintain adequate capital above statutorily mandated guidelines, or more restrictive requirements imposed on Pinnacle National or us by the OCC or ourselves, including the higher levels of Tier 1 leverage capital and total risk-based capital that we have agreed with the OCC that we will maintain. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Capital Adequacy” above.

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
Community Reinvestment
The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. During 2009, Pinnacle National has received a “satisfactory” CRA rating from the OCC.
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
Proposed Legislation and Regulatory Action
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of EESA and AARA and the significant amount of legislation currently proposed in Congress that will affect financial institutions, the nature and extent of the future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
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
Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our results and may continue to adversely impact our results in the future.
     Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our real estate construction and development loan portfolio. We believe that this difficult economic environment will continue in 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
Our loan portfolio includes a significant amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.
     The percentage of real estate construction and development loans in Pinnacle National’s portfolio was approximately 14.7% of total loans at December 31, 2009, and these loans make up approximately 58.2% of our non-performing loans at December 31, 2009. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. Prior to 2009, the number of newly constructed homes or lots sold in our market areas had continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. During 2009, year over year sales did increase somewhat. However, a continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.
We have a concentration of credit exposure to borrowers in certain industries and we also target small to medium-sized businesses.
     At December 31, 2009, we had significant credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries are experiencing adversity in the current recession and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with us, or have suffered loan downgrades which has negatively impacted our results of operations. If the current recessionary environment continues, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.
     Additionally, a substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2009, our commercial and industrial loans accounted for almost 30.0% of our total loans. Additionally, 15.4% of our loans are to businesses secured by the real estate they used to support their businesses (i.e. owner/occupied). During periods of economic weakness like those we are currently experiencing, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.
     We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our loan, deposit and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Nashville and Knoxville MSAs weakened during 2009, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. Additionally, unemployment levels rose significantly in both markets in 2009 from 2008 levels. We cannot assure you that economic conditions in our markets will improve during 2010 or thereafter, and continued weak economic conditions in our markets could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.
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
     In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.
We have increased levels of other real estate owned, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.
     As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. As levels of other real estate owned increase and also as local real estate values decline, these charges will increase, negatively impacting our results of operations.
Legislative and regulatory initiatives that were enacted in response to the financial crisis are beginning to wind down.
     The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008. The TARP, established pursuant to EESA, includes the CPP, pursuant to which the U.S. Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. The Transaction Account Guarantee portion of the FDIC’s Temporary Liquidity Guarantee Program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis is scheduled to continue until June 30, 2010.

National or state legislation or regulation may increase our expenses and reduce earnings.
     Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
We may not be able to continue to expand into the Knoxville MSA in the time frame and at the levels that we currently expect.
     In order to continue our expansion into the Knoxville MSA, we will be required to hire additional associates and build out a branch network. We cannot assure you that we will be able to hire the number of experienced associates that we need to successfully execute our strategy in the Knoxville MSA, nor can we assure you that the associates we hire will be able to successfully execute our growth strategy in that market. Additionally, we are required to seek OCC approval prior to the construction of any new branch facility, which cannot be assured. Because we seek to hire experienced associates, the compensation cost associated with these individuals may be higher than that of other financial institutions of similar size in the market. If we are unable to grow our loan portfolio at planned rates or slow our growth in the Knoxville MSA, the increased compensation expense of these experienced associates may negatively impact our results of operations. Because there will be a period of time before we are able to fully deploy our resources in the Knoxville MSA, our start up costs, including the cost of our associates and our branch expansion, will negatively impact our results of operations.
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
     We, and Pinnacle National, are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Additionally, Pinnacle National is now required to maintain its Tier 1 leverage capital ratio at a minimum of 8% and its total risk-based capital ratio at a minimum of 12%. Failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.
Although we have initiated efforts to reduce our reliance on noncore funding, this type of funding still represents a large component of our funding base.
     In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of Pinnacle National. The availability of these noncore funding sources is subject to broad economic conditions and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.
     Brokered certificates of deposit have received scrutiny from regulators in recent months. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time, and we have committed to bank regulators to reduce our level of brokered deposits. The pricing of these deposits are subject to the broader wholesale funding market and the depositors’ views on our financial strength and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in less risky certificates of deposit or in riskier debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds, which may negatively impact our liquidity and cost of funds.
     We impose certain internal limits as to the absolute level of noncore funding we will incur at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.
If the federal funds rate remains at current extremely low levels, our net interest margin, and consequently our net earnings, may be negatively impacted.
     Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of the current recession), we experienced net interest margin compression throughout 2008 and in the first quarter of 2009. Because of these competitive pressures, we were unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charged on interest-earning assets. As a result, our net interest margin, and consequently our profitability, was negatively impacted. During 2009 we took various actions, including establishing interest rate floors on certain variable rate loans and reducing our level of non-core funding, which improved our net interest margin in 2009.
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
     As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.
Our stock price can be volatile.
     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.
     A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle National to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.
An investment in our common stock is not an insured deposit.
     Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
We have a significant deferred tax asset and cannot assure you that it will be fully realized.
     We had net deferred tax assets of $25.5 million as of December 31, 2009. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2009 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.
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
     For so long as any equity securities that we issued to the U.S. Treasury under the CPP remain outstanding, ARRA severely restricts bonuses, retention awards, severance payments and other incentive compensation payable to our most highly compensated employees including our senior executive officers. It is possible that we may be unable to create a compensation structure that permits us to retain such officers or other key employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. Regulatory approval may be required in order to add or replace certain executive officers. Most of our key employees are not subject to non-competition or non-solicitation agreements. Failure to retain our key employees could materially adversely affect our business and results of operations.
We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.
     In order to maintain our or Pinnacle National’s capital at desired or regulatory-required levels or to replace existing capital such as our Series A preferred stock, we may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions.
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
     Pinnacle Financial has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2009, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial’s shares of common stock and preferred stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on its preferred stock, common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock and preferred stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock. If losses continue or if our financial condition deteriorates, we may be required to cease paying dividends on our preferred stock and to defer distributions on our junior subordinated debentures.
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
     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. Recent bank and thrift closures have depleted the Deposit Insurance Fund, and we were assessed a $2.3 million special assessment in the second quarter of 2009 and were required to prepay our risk based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 in the fourth quarter of 2009. It is possible that our assessments may increase in the future. Any future assessment increases could negatively impact our results of operations. Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered in Congress. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company’s executive offices are located at 211 Commerce Street, Suite 300, Nashville, Tennessee. The Company anticipates relocating its corporate headquarters to 150 Third Avenue South, Suite 900, Nashville, Tennessee, in the first quarter of 2010. The Company operates 34 banking locations throughout our market areas, of which for 9 locations the Company leases the land, the building or both. The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettsville, Smyrna and Shelbyville.

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
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pinnacle Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “PNFP” and has traded on that market since July 3, 2006. Prior to that date, Pinnacle Financial’s common stock traded on the Nasdaq National Market and the Nasdaq SmallCap Market. The following table shows the high and low closing sales price information for Pinnacle Financial’s common stock for each quarter in 2009 and 2008 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2009:
First quarter	$29.90	$13.32
Second quarter	24.01	12.86
Third quarter	17.03	12.15
Fourth quarter	14.47	11.45
2008:
First quarter	$26.75	$20.82
Second quarter	29.29	20.05
Third quarter	36.57	19.30
Fourth quarter	32.00	22.01
As of January 31, 2010, Pinnacle Financial had approximately 4,182 shareholders of record.
Pinnacle Financial has not paid any cash dividends on our common stock since inception, and it does not anticipate that it will consider paying dividends until Pinnacle National has achieved a level of profitability appropriate to fund such dividends and support asset growth. See ITEM 1. “Business — Supervision and Regulation — Payment of Dividends” and ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to Pinnacle Financial and Pinnacle National.
Pinnacle Financial did not repurchase any shares of its common stock during the quarter ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

	2009	2008	2007(1)	2006(2)	2005
	(in thousands, except per share data, ratios and percentages)
Statement of Financial Condition Data (as of December 31):
Total assets	$5,128,811	$4,754,075	$3,794,170	$2,142,187	$1,016,772
Loans, net of unearned income	3,563,382	3,354,907	2,749,641	1,497,735	648,024
Allowance for loan losses	91,959	36,484	28,470	16,118	7,858
Total securities	937,555	849,781	522,685	346,494	279,080
Goodwill, core deposit and other intangible assets	257,793	261,032	260,900	125,673	—
Deposits and securities sold under agreements to repurchase	4,099,064	3,717,544	3,081,390	1,763,427	875,985
Advances from FHLB and other borrowings	212,655	273,609	141,666	53,726	41,500
Subordinated debt	97,476	97,476	82,476	51,548	30,929
Stockholders’ equity	701,020	627,298	466,610	256,017	63,436

Statement of Operations Data:
Interest income	$205,716	$206,082	$150,931	$109,696	$46,308
Interest expense	74,925	91,867	75,219	48,743	17,270
Net interest income	130,791	114,215	75,712	60,953	29,038
Provision for loan losses	116,758	11,214	4,720	3,732	2,152
Net interest income after provision for loan losses	14,033	103,001	70,992	57,221	26,886
Noninterest income	39,651	34,718	22,521	15,786	5,394
Noninterest expense	118,577	94,478	60,480	46,624	21,032
Income (loss) before income taxes	(64,893)	43,241	33,033	26,383	11,248
Income tax expense (benefit)	(29,393)	12,367	9,992	8,456	3,193
Net income (loss)	(35,500)	30,874	23,041	17,927	8,055
Preferred dividends and accretion on common stock warrants	5,930	309	—	—	—
Net income (loss) available to common stockholders	$(41,430)	$30,565	$23,041	$17,927	$8,055

Per Share Data:
Earnings (loss) per share available to common stockholders — basic	$(1.46)	$1.34	$1.43	$1.28	$0.96
Weighted average shares outstanding — basic	28,395,618	22,793,699	16,100,076	13,954,077	8,408,663
Earnings (loss) per share available to common stockholders — diluted	$(1.46)	$1.27	$1.34	$1.18	$0.85
Weighted average shares outstanding — diluted	28,395,618	24,053,972	17,255,543	15,156,837	9,464,500
Book value per share	$18.41	$22.40	$20.96	$16.57	$7.53
Common shares outstanding at end of period	33,029,719	23,762,124	22,264,817	15,446,074	8,426,551

Performance Ratios and Other Data:
Return on average assets	(0.82%)	0.74%	0.96%	1.01%	0.93%
Return on average stockholders’ equity	(6.10%)	6.13%	8.34%	8.66%	13.23%
Net interest margin (3)	2.93%	3.17%	3.55%	3.90%	3.60%
Net interest spread (4)	2.64%	2.78%	2.88%	3.20%	3.16%
Noninterest income to average assets	0.79%	0.84%	0.94%	0.89%	0.62%
Noninterest expense to average assets	2.34%	2.30%	2.53%	2.61%	2.42%
Efficiency ratio (5)	69.57%	63.43%	61.57%	60.76%	61.08%
Average loan to average deposit ratio	94.51%	97.70%	94.88%	88.73%	81.3%
Average interest-earning assets to average interest-bearing liabilities	117.52%	115.27%	119.46%	122.10%	120.0%
Average equity to average total assets ratio	13.55%	12.15%	11.56%	11.64%	7.00%

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	73.7%	335.95%	144.69%	227.98%	1708.26%
Allowance for loan losses to total loans	2.58%	1.09%	1.04%	1.08%	1.21%
Nonperforming assets to total assets	3.01%	0.61%	0.56%	0.37%	0.05%
Nonperforming assets to total loans and other real estate	4.29%	0.86%	0.78%	0.54%	0.07%
Net loan charge-offs (recoveries) to average loans	1.71%	0.11%	0.06%	0.05%	(0.01)%

Capital Ratios (Pinnacle Financial):
Leverage (6)	10.7%	10.5%	11.6%	9.5%	9.9%
Tier 1 risk-based capital	13.1%	12.1%	9.5%	10.9%	11.7%
Total risk-based capital	14.8%	13.5%	10.4%	11.8%	12.6%
Tangible common equity per share	$10.71	$11.70	$9.23	$8.44	$7.53

(1)	Information for 2007 fiscal year includes the operations of Mid-America, which Pinnacle Financial merged with on November 30, 2007 and reflects approximately 6.7 million shares of Pinnacle Financial common stock issued in connection with the merger.

(2)	Information for 2006 fiscal year includes the operations of Cavalry, which Pinnacle Financial merged with on March 15, 2006 and reflects approximately 6.9 million shares of Pinnacle Financial common stock issued in connection with the merger.

(3)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(4)	Net interest spread is the result of the difference between the interest earned on interest earning assets less the interest paid on interest bearing liabilities.

(5)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.

(6)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at December 31, 2009 and 2008 and our results of operations for each of the three-years ended December 31, 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. Our continued organic growth together with our merger with Mid-America Bancshares, Inc. (“Mid-America”) in November, 2007, our continued expansion in the Knoxville, Tennessee market, and the continuing deterioration in the economy in our principal markets, particularly the residential real estate market has had a material impact on Pinnacle Financial’s financial condition and results of operations in 2009 and 2008 as compared to 2007. Balance sheet growth realized during 2009 and 2008 was solely organic. Our fully diluted net loss for the year ended December 31, 2009 was $1.46 per share compared to fully diluted net income per share of $1.27 for the year ended December 31, 2008. At December 31, 2009, loans totaled $3.563 billion, as compared to $3.355 billion at December 31, 2008, while total deposits increased to $3.824 billion at December 31, 2009 from $3.533 billion at December 31, 2008.
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
During the years ended December 31, 2008 and 2007, we incurred merger integration expense related to the merger with Mid-America of $7,116,000 and $622,000, respectively. These expenses were directly related to the merger, and consisted primarily of retention costs, severance costs and costs to integrate processing systems and are reflected in the accompanying consolidated statements of income as merger related expenses. No additional merger related costs were incurred in 2009.
Acquisition — Cavalry Bancorp, Inc. On March 15, 2006, we consummated our merger with Cavalry Bancorp, Inc. (“Cavalry”). We acquired all of the outstanding Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of our common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares. The financial information herein includes the activities of the former Cavalry since March 15, 2006.
Acquisition — Beach & Gentry Insurance LLC. On July 2, 2008, we acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (“Beach & Gentry”). Beach & Gentry merged with Miller & Loughry Insurance Services Inc., a subsidiary of Pinnacle National Bank. The combined company took the name Miller Loughry Beach Insurance Services, Inc. and has consolidated offices in Pinnacle Financial’s offices in Murfreesboro.
Knoxville expansion. During April of 2007, we announced a de novo expansion of our firm to the Knoxville MSA. At that time, we had hired several new associates from other financial institutions in that market and had negotiated a lease agreement for our main office facility with future plans to construct four additional offices over the next few years. In June of 2007, we opened our first full service branch facility in Knoxville; two additional full service offices were opened in the Fountain City and Farragut areas of Knoxville during the fourth quarter of 2009. At December 31, 2009, our Knoxville facility had recorded $436.5 million in loan balances and $230.7 million in deposit and customer repurchase account balances. At December 31, 2009, we employed 45 associates in the Knoxville MSA.
Results of Operations. Our net interest income increased to $130.8 million for 2009 compared to $114.2 million for 2008 compared to $75.7 million for 2007. The net interest margin (the ratio of net interest income to average earning assets) for 2009 was 2.93% compared to 3.17% for 2008 and 3.55% for the same period in 2007.
Our provision for loan losses was $116.8 million for 2009 compared to $11.2 million in 2008 and $4.7 million in 2007. During 2009, our organic loan growth amounted to $208 million compared to organic loan growth of $605 million in 2008 and $349 million in 2007. Our net charge-offs were $61.3 million during 2009 compared to $3.2 million in 2008 and $1.1 million in 2007. During 2009, we increased our allowance for loan losses as a percentage of loans from 1.09% at December 31, 2008 to 2.58% at December 31, 2009 due to these increased levels of charge-offs and nonperforming loans and the continued weakening in the economy.

Impacting the provision for loan losses in any accounting period are several matters including the amount of loan growth during the period, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in the risk ratings assigned to our loans, credit quality comparison to peer banks and the industry at large, and, ultimately, the results of our quarterly assessment of the inherent risks of our loan portfolio. The current economic cycle forced degradation in the local real estate market; that deterioration impacted the amount of charge-offs, impaired loans, risk rating downgrades and our level of assessed risk inherent in the loan portfolio. Our 2009 provisioning expense was also negatively impacted by the $21.55 million loan to a bank holding company located in Georgia, that was charged off in the second quarter of 2009 as a result of its subsidiary bank being placed in receivership by the Office of the Comptroller of the Currency (OCC).
Noninterest income for 2009 increased by $4.9 million, or 14.2%, which was primarily attributable to increased production in the mortgage origination, trust and insurance divisions. Additionally, we recorded a net gain on the sale of investments of $6.5 million. Noninterest income for 2008 compared to 2007 increased by $12.2 million, or 54.2%, which was primarily due to the impact of the fee based business associated with the Mid-America acquisition, including deposit service charges, insurance sales and mortgage originations. Additionally, during 2008, we recorded approximately $1.0 million in gains on the sale of bank premises.
Noninterest expense for 2009 increased by $24 million largely attributable to the $12.9 million increase in costs associated with the disposal and maintenance of other real estate owned, a $5.7 million increase in insurance expense including FDIC assessment fees and increased salaries and employee benefits. The number of full-time equivalent employees increased from 702.0 at December 31, 2007 to 719.0 at December 31, 2008 to 777.0 at December 31, 2009. As a result, we experienced increases in compensation and employee benefit expense. We expect to add additional employees throughout 2010 which will also cause our compensation and employee benefit expense to increase in 2010. Additionally, our branch expansion efforts during the last few years including the three new branches opened in 2009 and the one new branch we anticipate opening in 2010 will also increase noninterest expense in 2010.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 69.6% in 2009 compared to 63.4% in 2008 and 61.6% in 2007. These calculations include the impact of approximately $7,116,000 in Mid-America merger-related charges (primarily retention bonuses to former Mid-America associates) in 2008 and $622,000 in 2007.
The effective income tax benefit rate for 2009 was approximately 45.3% compared to an effective income tax expense rate for 2008 of approximately 28.6% and 30.2% for 2007. The effective income tax benefit is primarily attributable to the current year operating losses. The decrease in the effective rate for the two year period was due to increased investment in bank qualified municipal securities, state tax credits, and increased tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.
Net loss available for common shareholders for 2009 was $41.4 million compared to $30.6 million in net income available for common shareholders in 2008, a decrease of 235.6%. Net income available for common shareholders for 2008 was 32.7% higher than net income for 2007 of $23.0 million. Fully-diluted net income (loss) per common share available to common stockholders was ($1.46) for 2009 compared to $1.27 for 2008 and $1.34 for 2007. Included in net loss available to common stockholders for the year ended December 31, 2009 was approximately $4.8 million and $1.1 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Treasury’s CPP, as compared to $264,000 and $45,000, respectively, for the year ended December 31, 2008.
Excluding the after-tax (blended rate of 39.23%) impact of merger related charges for 2008 and 2007, net income available for common shareholders for 2008 was $34.9 million compared to $23.4 million, an increase of 49.0%. As a result, adjusted diluted net income per common share available to common stockholders was $1.45 for 2008 compared to $1.36 for 2007, an increase of 6.6%. For a reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure, see “Reconciliation of Non-GAAP financial measures” on page 31.
Financial Condition. Loans increased $208 million between December 31, 2008 and December 31, 2009, a growth rate of 6.2%. We believe our organic loan growth is attributable to hiring the best financial services associates in our markets. We hire experienced relationship managers that have significant client followings such that when they come to our firm, they are able to bring many of their existing clients with them. Loans increased $605 million during 2008 which is solely attributable to organic growth. Loan growth during 2009 of $208 million was not as robust as previous years due to decreased loan demand as a result of the weaker economic landscape. We continue to seek and fund new credit relationships and to renew existing ones, but the level of overall demand has generally been much weaker in 2009 and we believe will continue to be weaker in 2010. Net loan growth in 2010 will also continue to be impacted by charge-offs, foreclosures, and other problem loan resolutions.
Deposits increased $290 million between December 31, 2008 and December 31, 2009, a growth rate of 8.2%. We grew deposits to $3.824 billion at December 31, 2009 compared to $3.533 billion at December 31, 2008. In comparing the composition of the average balances of our deposits between 2008 and 2009, we have experienced more growth in our higher cost certificate of deposit balances than in any other category. The increase in reliance on higher cost deposits contributed to a reduction in our net interest margin between 2008 and 2009.
Capital and Liquidity. At December 31, 2009 and 2008, our capital ratios, including our bank’s capital ratios, met regulatory minimum capital requirements. Additionally, we believe our bank would be considered to be “well-capitalized” pursuant to banking regulations at these dates. Our bank may require additional capital from us over that which can be earned through operations. To support the capital needs of Pinnacle National, at December 31, 2009, we had approximately $99.8 million of cash and cash equivalents at the holding company. Additionally, we would continue to use various capital raising techniques in order to support the capital needs of our bank, if necessary.
During the third quarter of 2008, we sold 1.0 million shares of our common stock for $21.5 million. During the fourth quarter of 2008, we further increased our capital through our participation in the CPP, issuing 95,000 shares of Series A preferred stock for $95 million. Additionally, we issued warrants to acquire 534,910 shares of our common stock to the U.S. Treasury. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The common stock warrants were assigned a fair value of $6.7 million, as of December 12, 2008 and that amount has been recorded as the discount on the preferred stock which will be accreted as a reduction in net income available to common stockholders over the next four years at approximately $1.3 million to $1.4 million per year. The resulting $88.3 million has been assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million over the next four years.
On June 16, 2009, we issued 8,855,000 shares of our common stock through a public offering resulting in net proceeds to us of approximately $109.0 million further increasing our capital position. As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with our participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
Pinnacle National is a national bank chartered under the federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. Had these new minimum requirements been effective as of December 31, 2009, Pinnacle National would have been in compliance. Pinnacle National had a 8.65% ratio of Tier 1 capital to average assets and a 12.29% ratio of total capital to risk-weighted assets at December 31, 2009. Information concerning our, and Pinnacle National’s, regulatory ratios at December 31, 2009 is included in Note 20 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, the valuation of other real estate owned, the assessment of the valuation of deferred tax assets and the assessment of impairment of the intangibles have been critical to the determination of our financial position and results of operations.
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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.
The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.
In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into four segments: commercial, commercial real estate, consumer and consumer real estate. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.
The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on management’s experience with similarly graded loans, discussions with banking regulators and industry loss factors. Beginning in 2008, we also performed a migration analysis of all loans that were charged-off during the previous two years. A migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial and commercial real estate portfolios. Subsequently, we weighted the allocation methodologies for the commercial and commercial real estate portfolios and determined a weighted average allocation for these portfolios.
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
The assessment also includes an unallocated component. We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories. An example is the imprecision in the overall measurement process, in particular the volatility of the local economies in the markets we serve and the results of our credit risk ratings process.
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
Other Real Estate Owned. Other real estate owned (OREO), consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2009. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.
Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the we will realize the benefits of these deductible differences at December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.
Impairment of Intangible Assets. Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
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
Our stock price has historically traded above its book value per common share and tangible book value per common share. At December 31, 2009, our stock price was trading below its book value per common share, but above its tangible book value per common share. We performed our annual evaluation of whether there were indications of potential goodwill impairment as of September 30, 2009. The results of our evaluation determined that there was no indication of impairment of goodwill at September 30, 2009. Due to the losses we have incurred and the volatility of our stock price during the fourth quarter of 2009, we evaluated whether there were indicators of potential goodwill impairment at December 31, 2009, and determined that there were was no indication of impairment. However, should our future earnings and cash flows decline and/or discount rates increase, or should our stock price decline further below book value, an impairment charge to goodwill and other intangible assets may be required.

Results of Operations
The following is a summary of our results of operations for 2009, 2008 and 2007 (dollars in thousands):

	Years ended		2009-2008	Year ended	2008-2007
	December 31,		Percent	December 31,	Percent
	2009	2008	Increase (Decrease)	2007	Increase (Decrease)

Interest income	$205,716	$206,082	(0.2%)	$150,931	36.5%
Interest expense	74,925	91,867	(18.4%)	75,219	22.1%

Net interest income	130,791	114,215	14.5%	75,712	50.9%
Provision for loan losses	116,758	11,214	941.1%	4,720	137.6%

Net interest income after provision for loan losses	14,033	103,001	(86.4%)	70,992	45.1%
Noninterest income	39,651	34,718	14.2%	22,521	54.2%
Noninterest expense	118,577	94,478	25.5%	60,480	56.2%

Net income (loss) before income taxes	(64,893)	43,241	(250.1%)	33,033	30.9%
Income tax expense (benefit)	(29,393)	12,367	(337.7%)	9,992	23.8%

Net income (loss)	(35,500)	30,874	(215.0%)	23,041	34.0%
Preferred dividends and preferred stock discount accretion	5,930	309	1819.1%	—	NA

Net income (loss) available to common shareholders	$(41,430)	$30,565	(235.6%)	$23,041	32.7%

Basic income (loss) per common share available to common stockholders	$(1.46)	$1.34	(208.8%)	$1.43	(6.3)%

Diluted income (loss) per common share available to common stockholders	$(1.46)	$1.27	(214.8%)	$1.34	(5.2)%

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
Reconciliation of Non-GAAP financial measures:

	Year ended		2009-2008	Year ended	2008-2007
	December 31,		Percent	December 31,	Percent
	2009	2008	Increase (Decrease)	2007	Increase (Decrease)

Net income (loss) available to common shareholders, as reported	$(41,430)	$30,565	(235.5%)	$23,041	32.7%
Merger related expense, net of tax	—	4,325	(100.0%)	378	1044.2%

Net income (loss) available to common shareholders excluding merger related expense	$(41,430)	$34,890	(218.7%)	$23,419	49.0%

Fully-diluted net income (loss) per common share available to common stockholders, as reported	$(1.46)	$1.27	(215.0%)	$1.34	(5.2)%

Fully-diluted net income (loss) per common share available to common stockholders, excluding merger related expense	$(1.46)	$1.45	(200.7%)	$1.36	6.6%

The presentation of this non-GAAP financial information is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Because non-GAAP financial measures presented are not measurements determined in accordance with GAAP and are susceptible to varying calculations, these non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures presented by other companies. These non-GAAP financial measures have not been audited and are not required to be uniformly applied. To mitigate these limitations, Pinnacle Financial has procedures in place to approve and segregate merger expenses from other normal operating expenses to ensure that Pinnacle Financial’s operating results are properly reflected for period-to-period comparisons.
Pinnacle Financial believes that these non-GAAP financial measures excluding the impact of merger related expenses facilitate making period-to-period comparisons, and provide investors with additional information to evaluate our past financial results and ongoing operational performance.
Pinnacle Financial’s management and board utilize this non-GAAP financial information to compare our operating performance versus the comparable periods in prior years and utilized non-GAAP diluted earnings per share for the 2008 and 2007 fiscal years (excluding the merger related expenses) in calculating whether or not we met the performance targets of our 2008 and 2007 Annual Cash Incentive Plans and our earnings per share targets in our restricted stock award agreements. Management and the board also utilized these non-GAAP financial measures when comparing Pinnacle Financial’s actual performance against budgeted performance targets and in establishing operating budgets for the 2008 and 2009 fiscal years.
Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2009, we recorded net interest income of $130,791,000, which resulted in a net interest margin of 2.93%. For the year ended December 31, 2008, we recorded net interest income of $114,215,000, which resulted in a net interest margin of 3.17% for the year. For the year ended December 31, 2007, we recorded net interest income of $75,712,000, which resulted in a net interest margin of 3.55%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2009 (dollars in thousands):

		2009			2008			2007
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields

Interest-earning assets:
Loans (1)	$3,525,033	$162,271	4.61%	$3,028,932	$175,128	5.78%	$1,723,361	$129,889	7.54%
Securities:
Taxable	754,623	35,057	4.65%	448,229	23,432	5.23%	280,668	13,962	4.97%
Tax-exempt (2)	165,702	6,541	5.21%	135,011	5,399	5.27%	82,001	3,066	4.93%
Federal funds sold and other	93,212	1,847	2.16%	54,878	2,123	4.13%	72,344	4,014	5.57%

Total interest-earning assets	4,538,570	205,716	4.58%	3,667,050	206,082	5.67%	2,158,374	150,931	7.04%

Nonearning assets
Intangible assets	259,483			260,294			135,893
Other nonearning assets	213,681			176,546			93,782

Total assets	$5,011,734			$4,103,890			$2,388,049

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$359,774	1,983	0.55%	$368,995	5,191	1.41%	$261,163	8,309	3.18%
Savings and money market	884,173	11,049	1.25%	705,988	11,954	1.69%	535,468	17,618	3.29%
Certificates of deposit	2,022,196	50,097	2.48%	1,620,621	59,853	3.69%	727,724	35,745	4.91%

Total deposits	3,266,143	63,129	1.93%	2,695,604	76,998	2.86%	1,524,355	61,672	4.05%
Securities sold under agreements to repurchase	250,435	1,689	0.67%	196,601	2,667	1.36%	181,621	7,371	4.06%
Federal Home Loan Bank advances and other borrowings	247,992	6,106	2.46%	200,699	6,870	3.42%	44,072	2,211	5.02%
Subordinated debt	97,476	4,001	4.10%	88,223	5,332	6.04%	56,759	3,965	6.98%

Total interest-bearing liabilities	3,862.046	74,925	1.94%	3,181,127	91,867	2.89%	1,806,807	75,219	4.16%
Noninterest-bearing deposits	463,683	—	—	404,718	—	—	291,983	—	—

Total deposits and interest- bearing liabilities	4,325,729	74,925	1.73%	3,585,845	91,867	2.56%	2,098,790	75,219	3.58%

Other liabilities	6,968			19,351			13,108
Stockholders’ equity	679,037			498,694			276,151

	$5,011,734			$4,103,890			$2,388,049

Net interest income		$130,791			$114,215			$75,712

Net interest spread (3)			2.64%			2.78%			2.88%
Net interest margin (4)			2.93%			3.17%			3.55%

(1)	Average balances of nonperforming loans are included in the above amounts.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2009 would have been 2.85% compared to a net interest spread for the years ended December 31, 2008 and 2007 of 3.11% and 3.46%, respectively.

(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.
As noted above, the net interest margin for 2009 was 2.93% compared to a net interest margin of 3.17% in 2008. The reduction in the net interest margin was significant as the net decreases in the yield on interest-earning assets was 109 basis points compared to the decrease in the rate paid on total deposits and interest-bearing liabilities of only 83 basis points. The net interest margin for 2007 was 3.55%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields decreased by 117 basis points between 2008 and 2009 while they decreased by 176 basis points between 2007 and 2008. A significant amount of our loan portfolio has variable rate pricing with a large portion of these loans tied to our prime lending rate. Our weighted average prime rate for 2009 and 2008 was 3.25% and 5.09%, respectively, reflecting the reduction of the Federal Funds rate between these periods. Other factors that impact our loan yields in any period are our evaluation of the credit worthiness, collateral and other factors related to the borrower when we agree to make a loan, the term of the loan and the ongoing relationship we have with a particular borrower. At December 31, 2009, our prime rate was 3.25%. However, the weighted average rate being assessed on these daily floating rate loans was 4.41%. The difference is largely due to interest rate floors, of which 74.9% of our daily floating rate loans were currently priced at the contractual floor rate.
•	Also negatively impacting our net interest margin in 2009 was the increase in nonperforming assets during 2009 when compared to 2008. Average nonperforming assets were $117.9 million in 2009 compared to $25.5 million in 2008, a 362.4% increase.

•	During 2009, overall deposit rates were less than in 2008. Deposit rates for 2009 decreased 32.5% when compared to 2008. Changes in interest rates paid on such products as interest checking, savings and money market accounts, securities sold under agreements to repurchase and Federal funds purchased will generally increase or decrease in a manner that is consistent with changes in the short-term rate environment. There was a significant decrease in the short-term rate environment during 2009 when compared to 2008. As an example, the average Federal Funds Rate, to which many short-term deposit rates are indexed, was 2.09% in 2008 and decreased to less than 0.25% in 2009. Decreases in the short-term rates along with a lagging time deposit portfolio that has now repriced has contributed to continuing decreases in deposit expense. However, competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively and negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors. We believe that our markets are very competitive banking markets with several new market entrants seeking deposit growth. As a result, competitive limitations on our ability to more significantly lower rates paid on our deposit products had a negative impact on our margin.

•	During 2009, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 45.3% of our total funding compared to 47% in 2008 and 61% in 2007. The decrease in these products as a percentage of total funding is attributable to the competitiveness of these products among the local banking franchises and the significant growth we have experienced as we have elected to fund lending opportunities through noncore sources. These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings. Additionally, noninterest bearing deposits comprised only 11% of total funding in 2009, compared to 11% in 2008 and 14% in 2007. Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin.

•	During 2009, the average balance of subordinated debt outstanding increased from 2008; however, the variable rates tied to the subordinated debt decreased resulting in a 32.1% decrease in the rate year over year. The interest rate charged on this indebtedness is generally higher than other funding sources and is typically based on a spread plus LIBOR. In October 2007, we issued an additional $30 million in floating rate subordinated indebtedness to largely fund the cash component of the Mid-America purchase price. The rate we are required to pay on this indebtedness is 285 points over three-month LIBOR. In August 2008, Pinnacle National issued $15 million in additional subordinated indebtedness at a rate of 350 points over three-month LIBOR. Proceeds from this issuance were used for the anticipated growth of Pinnacle Financial. These spreads are higher than the spreads associated with our other forms of subordinated indebtedness which were issued in previous periods.
During 2009, the yield curve steepened which is advantageous for most banks, including us, as we use a significant amount of short-term funding to fund our balance sheet growth. This short-term funding comes in the form of checking accounts, savings accounts, money market accounts, short-term time deposits and securities sold under agreements to repurchase. Rates paid on these short-term deposits generally correlate to the Federal funds rate and short term treasury rates.
During the fourth quarter of 2008, the Federal Reserve, in response to increasing economic instability, further reduced the targeted Federal funds rate such that the targeted rate was less than 0.25% throughout 2009 compared to an average rate of 2.09% throughout 2008. This reduction has facilitated the continual compression of our net interest margins as we experience reduced yields on a significant portion of our earning asset base due to variable rate loans. To counter this impact, during 2009 we implemented loan floors at renewal and reduced our dependency on higher cost brokered deposits. Traditionally, we maintain an asset sensitive balance sheet; thus when rates are stable to increasing our net interest margins should expand. However, due to the use of loan floors during 2009, as of December 31, 2009, our balance sheet would have been considered slightly liability sensitive. We continue to deploy various asset liability management strategies to manage our risk to rising or falling interest rates. We believe that short term rates will eventually begin to rise by the end of 2010. In order to prepare for a rising rate environment, we are increasing spreads to loan pricing indices so that when rates increase we are in a better position to increase our margins. We believe our net interest margin should increase during 2010 due to several factors related to pricing adjustments for certain loans and deposits. One factor is that we believe the rates we charge our loan customers are beginning to increase as we experience more pricing leverage with our borrowers during this credit cycle through the implementation of more risk-based pricing initiatives. Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of increased levels of nonperforming assets during 2010.
Rate and Volume Analysis. Net interest income increased by $16,576,000 between the years ended December 31, 2009 and 2008 and by $38,503,000 between the years ended December 31, 2008 and 2007. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2009 Compared to 2008			2008 Compared to 2007
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Loans	$(35,439)	$22,582	$(12,857)	$(30,331)	$75,570	$45,239
Securities:
Taxable	(2,600)	14,225	11,625	730	8,740	9,470
Tax-exempt	(81)	1,222	1,141	279	2,054	2,333
Federal funds sold	(1,081)	806	(275)	(1,042)	(849)	(1,891)

Total interest-earning assets	(39,201)	38,835	(366)	(30,364)	85,515	55,151

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(3,173)	(35)	(3,208)	(4,623)	1,505	(3,118)
Savings and money market	(3,106)	2,201	(905)	(8,567)	2,903	(5,664)
Certificates of deposit	(19,610)	9,854	(9,756)	(8,878)	32,986	24,108

Total deposits	(25,889)	12,020	(13,869)	(22,068)	37,394	15,326
Securities sold under agreements to repurchase	(1,357)	379	(978)	(4,904)	200	(4,704)
Federal Home Loan Bank advances and other borrowings	(1,927)	1,163	(764)	(705)	5,364	4,659
Subordinated debt	(1,712)	381	(1,331)	(534)	1,901	1,367

Total interest-bearing liabilities	(30,885)	13,943	(16,942)	(28,211)	44,859	16,648

Net interest income	$(8,316)	$24,892	$16,576	$(2,153)	$40,656	$38,503

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
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $116,758,000, $11,214,000, and $4,720,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
The impact of the continuing economic distress, specifically its impact on the residential construction market, contributed to the significant increase in year over year provisioning expense. Increases in nonperforming loans, net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances during 2009 were the primary reasons for the increase in the provision expense in 2009 when compared to 2008. The increases in non-performing assets were caused primarily by continued deterioration in our construction and development loan portfolio, particularly loans to residential builders and developers. Our construction and development loan portfolio has experienced weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures our construction and development loan portfolio. Our collateral, for substantially all construction and development loans, is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, we have increased our allowance for loan losses which has led to increased provision expense in 2009 compared to 2008. Additionally, our 2009 provisioning expense was also impacted by the $21.55 million loan to a bank holding company, in Georgia, that was charged off as a result of its subsidiary bank being placed in receivership by the OCC in the second quarter of 2009.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses as a percentage of loans to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. Our allowance for loan losses increased from 1.09% at December 31, 2008 to 2.58% at December 31, 2009. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2009. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect our growth and market conditions, while investment services and fees from the origination of mortgage loans and gains on the sale of securities will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loan sales and net gains on sales of investment securities may also vary widely from quarter to quarter and year to year.
The following is the makeup of our noninterest income for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	Years ended		2009-2008	Year ended	2008-2007
	December 31,		Percent	December 31,	Percent
	2009	2008	Increase (Decrease)	2007	Increase (Decrease)

Noninterest income:
Service charges on deposit accounts	$10,200	$10,735	(4.98%)	$7,941	35.18%
Investment services	4,181	4,924	(15.09%)	3,456	42.48%
Insurance sales commissions	4,026	3,520	14.38%	2,487	41.54%
Trust fees	2,591	2,178	18.96%	1,908	14.15%
Gains on loan sales, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	5,195	3,074	69.00%	1,619	89.87%
Gains (losses) on loans sold, net	(266)	970	(127.42%)	239	305.68%
Net gain on sale of investment securities	6,462	—	100.00%	17	(100.00%)
Net gain on sale of premises and equipment	16	1,030	(98.45%)	75	1273.33%
Other noninterest income:
ATM and other consumer fees	4,510	4,043	11.55%	2,822	43.27%
Loan late fees	778	980	(20.61%)	345	184.06%
Letters of credit fees	311	325	(4.31%)	293	10.92%
Bank-owned life insurance	518	869	(40.39%)	631	37.72%
Swap fees on customer loan transactions, net	448	892	(49.78%)	95	838.95%
Visa related gains	—	203	(100.00%)	—	NA
Net equity in earnings of Collateral Plus, LLC	309	95	225.26%	274	(65.33%)
Other noninterest income	373	880	(57.56%)	319	175.55%

Total other noninterest income	7,247	8,287	(12.54%)	4,779	73.38%

Total noninterest income	$39,652	$34,718	14.21%	$22,521	54.16%

The decrease in service charges on deposit accounts in 2009 compared to 2008 is primarily related to decreases in insufficient fund charges on individual retail consumer accounts. This decrease was offset by an increase in the business account analysis fee income. Service charge income for 2008 increased over that for 2007 due to the addition of the Mid-America customers including an increased number of customers utilizing overdraft protection products, and an increased per item insufficient fund charge. Also the increase in service charges in 2008 when compared to 2007 was impacted by a decreased earnings credit rate provided by Pinnacle National to its commercial deposit customers. This earnings credit rate serves to offset the deposit service charges for our commercial customers and is influenced by market rates and the average balances of their checking accounts at Pinnacle National.
In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because our customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, we cannot provide any assurance as to the ultimate impact of this rule on the amount of insufficient funds charges reported in future periods.
Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At December 31, 2009, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $933 million in brokerage assets held with Raymond James Financial Services, Inc. compared to

$738 million at December 31, 2008. Additionally, at December 31, 2009, our trust department was receiving fees on approximately $635 million in assets compared to $588 million at December 31, 2008. In 2009, we earned $4.0 million in insurance commissions compared to $3.5 million in 2008 and $2.5 million in 2007. Following our merger with Cavalry in March of 2006, we began to offer trust services through Pinnacle National’s trust division and insurance services through Miller and Loughry Insurance Services, Inc. On July 2, 2008, we acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry) which subsequently formed Miller Loughry Beach Insurance Services. As a result, insurance sales commissions increased in all three years presented.
Additionally, fees from the origination and sale of mortgage loans also provided for a significant portion of the increase in noninterest income. These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in different rate environments. Also impacting mortgage origination fees are the number of mortgage originators we have offering these products. We have increased the number of mortgage originators during all three periods presented. These originators are largely commission-based employees. The gross fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At December 31, 2009 and pursuant to participation agreements with these correspondents, we had participated approximately $84.6 million of originated commercial loans to other banks compared to $125 million at December 31, 2008. The participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to FASB ASC 860, in those transactions whereby the correspondent is receiving less interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. At each period end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market based rate. Should the discount rate we are using to measure these cash flows change during the current accounting period, the result of the change is reflected in our statements of operations. In a decreasing rate environment, our asset is negatively impacted resulting in losses reflected in earnings. Conversely, should a loan be paid prior to maturity, any remaining unamortized balance is charged as a reduction to gains on loan participations sold. We recorded losses, net of amortization expense related to the aforementioned retained cash flow asset, of $266,000 for the year ended December 31, 2009 and net gains of $276,000 and $239,000 for the years ended December 31, 2008 and 2007, respectively, related to the loan participation transactions. Additionally, Pinnacle Financial recognized a gain of $695,000 during 2008 related to the sale of four related impaired loans to a group of outside investors. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the year ended December 31, 2009, we sold approximately $347 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized a $6.9 million net gain. During the second quarter of 2009, we determined that an available-for-sale corporate security was other than temporarily impaired because the credit worthiness of the security had deteriorated. This security was a bank holding company trust preferred security acquired in the Mid-America merger. During 2009, this bank holding company’s subsidiary bank was placed under an administrative order by its regulator. This impairment resulted in a $400,000 charge during the second quarter of 2009, which offset the gains on the sale of investment securities.
Included in other noninterest income are miscellaneous consumer fees, such as ATM and other electronic banking revenues, loan late fees, letter of credit fees and other consumer based fee income sources. In 2009, these revenues remained fairly consistent with the significant increase experienced in 2008 compared to 2007 due primarily to the merger with Mid-America and increased volumes from new customers.
Also included in other noninterest income is $448,000, $892,000 and $95,000 for the three-year period ended December 31, 2009, respectively, in fees we receive for originating customer interest rate swap transactions with a third-party financial institution. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment.
Income generated from our bank-owned life insurance was $518,000 during 2009 compared to $869,000 during 2008 and $631,000 during 2007. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies are not taxable. With the national recession, the policy investment returns have underperformed as compared to 2008. The increase from 2007 to 2008 was due primarily to the purchase of $18 million in new bank owned life insurance policies during the fourth quarter of 2007.
During the second quarter of 2008 and as a result of our merger with Mid-America, we sold a legacy Pinnacle branch and a legacy Mid-America branch for a combined net gain of $1.0 million. These branch divestures were related to facilities only and did not include any financial assets or deposit accounts.
At the end of 2004, we formed a wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”). PCEH owns a 24.5% interest in Collateral Plus, LLC, which is accounted for under the equity method. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. Our equity in the earnings of Collateral Plus, LLC for the years ended December 31, 2009, 2008, and 2007 was $309,000, $95,000 and $274,000, respectively.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years ended		2009-2008	Year ended	2008-2007
	December 31,		Percent	December 31,	Percent
	2009	2008	Increase (Decrease)	2007	Increase (Decrease)

Noninterest expense:
Salaries and employee benefits:
Salaries	$38,478	$32,391	18.79%	$24,204	33.82%
Commissions	2,479	2,696	(8.09%)	1,778	51.63%
Other compensation, primarily incentives	1,374	2,421	(43.21%)	2,602	(6.96)%
Equity compensation expenses	3,251	2,347	38.52%	2,100	11.76%
Employee benefits and other	11,128	9,541	16.63%	5,462	74.68%

Total salaries and employee benefits	56,710	49,396	14.81%	36,146	36.66%

Equipment and occupancy	18,056	16,600	8.77%	10,261	61.78%
Foreclosed real estate expense	14,257	1,403	916.18%	160	776.88%
Marketing and business development	2,534	1,916	32.25%	1,677	14.25%
Postage and supplies	2,929	2,953	(0.81%)	1,995	48.02%
Amortization of intangibles	3,185	3,101	2.71%	2,144	44.64%
Other noninterest expense:
Professional fees	2,185	1,120	95.09%	1,690	(33.73)%
Legal, including borrower-related charges	1,251	1,216	2.88%	437	178.26%
OCC exam fees	755	509	48.33%	365	39.45%
Directors’ fees	805	530	51.89%	233	127.47%
Insurance, including FDIC assessments	8,719	3,039	186.90%	1,278	137.79%
Charitable contributions	569	465	22.37%	334	39.22%
Deposit related expenses	2,773	2,466	12.45%	2,451	0.61%
Other noninterest expense	3,849	2,648	45.35%	687	285.44%

Total other noninterest expense	20,906	11,993	74.32%	7,475	60.44%

Merger related expense	—	7,116	(100.00%)	622	1,044.05%

Total noninterest expense	$118,577	$94,478	25.51%	$60,480	56.21%

Expenses have generally increased between the above periods due to our merger with Mid-America, personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. The most significant negative impact on noninterest expense was increased foreclosed real estate expense. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, elevated FDIC assessments, continued deterioration in the local real estate markets and other expenses which tend to increase in relation to our growth. Equity compensation expense is related to stock options and restricted shares awarded to our associates. The expense in each year is awards that we have issued, but for which the forfeiture restrictions have not yet lapsed.
At December 31, 2009, we employed 777.0 full time equivalent employees compared to 719.0 at December 31, 2008 and 702.0 at the end of 2007. We intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods.

We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned employees are eligible to participate in an annual cash incentive plan, except as set forth below. Under the plan, the targeted level of incentive payments requires the Company to achieve a certain soundness threshold and a targeted earnings per share. To the extent that actual earnings per share are above or below targeted earnings per share, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee (the “Committee”) of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances and maximize the benefit of the awards to our firm and to the associates.
Due to the losses we incurred during 2009 and the continued weakness in our loan portfolio, we did not pay any variable pay incentives based on 2009 performance. Furthermore, so long as the preferred stock we sold to the U.S Treasury in the CPP is held by the U.S. Treasury, we cannot pay cash incentives to our five most highly compensated employees from the previous fiscal year, and stock incentives to such executives are limited. Included in the salary and employee benefits amounts for the years ended December 31, 2008, and 2007, were $1,706,000, and $2,373,000, respectively, related to variable cash awards. In 2008 and 2007, the Committee approved the payment of cash incentive awards under the 2008 and 2007 plans at a percentage that was generally higher than would have been otherwise payable under the terms of the plans. For 2008, qualifying associates received approximately 25% of their targeted award. Also in 2008, certain officers, including five executive officers, who did not receive a cash incentive award for the 2007 fiscal year received special cash incentive payments following the integration of the Mid-American bank subsidiaries with Pinnacle National. In 2007, and at their request, five of our executive officers (President and Chief Executive Officer, Chairman of the Board, Chief Administrative Officer, Chief Financial Officer and Chief Credit Officer), did not receive any cash incentive payments under our 2007 cash incentive plan in order for the other associates to be paid at an increased amount. As a result, qualifying associates received approximately 50% of their targeted award.
In connection with our merger with Mid-America, all former associates of Mid-America that were granted a retention bonus award provided they worked through a predetermined date. Also, those associates that continued as Pinnacle Financial associates following the merger were eligible for a retention bonus should they continue their employment through December 31, 2008. This retention bonus award was paid to the former associates of Mid-America in January 2009 and amounted to approximately $4.7 million. This award was classified as a merger related expense in 2008. As a result of these associates receiving a retention bonus award, they did not participate in any of our other cash or equity incentive award plans in 2008.
The incentive plan for 2010 is structured similarly to prior year plans in that the award is based on the achievement of certain performance objectives. Because of the relative experience of our associates, our compensation costs are, and we expect will continue to be, higher on a per associate basis than other financial institutions of a similar asset size; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.
Equipment and occupancy expenses in 2009 were $1.5 million greater than in 2008 and in 2008 these expenses were greater by $6.3 million than in 2007. These increases are primarily attributable to our continued market expansion to Knoxville, Tennessee, and increased penetration of the Nashville MSA. During the fourth quarter of 2009 Pinnacle opened two new full-service offices in the Fountain City and Farragut areas of Knoxville and one new full service office in the Belle Meade area of Nashville. Additionally, we began the migration to our new headquarters in December 2009. Also, in December of 2009, we consolidated our two Brentwood, Tennessee locations into one larger facility and closed the two former offices. These actions contributed to the increase in our equipment and occupancy expenses throughout the three-year period and will contribute to increases in expenses in the future as we expand and construct new facilities, including expansions in both the Nashville and Knoxville MSAs.
Foreclosed real estate expense was $14.3 million for 2009 compared to $1.4 million for 2008 and $160,000 for 2007. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. At December 31, 2009, we had $29.6 million in other real estate owned compared to $18.3 million at December 31, 2008.
Marketing and other business development and postage and supplies expenses are higher in 2009 compared to 2008 and 2007 due to increases in the number of customers and prospective customers, increases in the number of customer contact personnel and the corresponding increases in customer entertainment, and other business development expenses.
Noninterest expense related to the amortization of intangibles in 2009, 2008, and 2007 was $3.2 million, $3.1 million, and $2.1 million, respectively, related primarily to the intangibles acquired in the Mid-America and Cavalry mergers. This identified intangible is being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense associated with these core deposit intangibles will approximate $860,000 to $2.9 million per year for the next five years with lesser amounts for the remaining amortization period. Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $118,000 during 2009.
Other noninterest expenses increased 74.3% in 2009 over 2008 and 60.4% in 2008 over 2007. Most of these increases are attributable to increased expenses associated with increased FDIC deposit insurance assessments, insurance, increased professional fees and other expenses which are incidental variable costs related to deposit gathering and lending. Examples include expenses related to ATM networks, correspondent bank service charges, check losses, appraisal expenses, and closing attorney expenses.
As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 were significantly higher for all insured depository institutions. Also during the second quarter of 2009 a special assessment from the FDIC of approximately $2.3 million was accrued to provide additional reserves for the FDIC’s Bank Insurance Fund. We anticipate more bank failures through the duration of this credit cycle resulting in higher assessments for all institutions.
In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $23.8 million in prepaid risk-based assessments, which included $1.5 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $22.3 million in pre-paid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.
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
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 69.6% in 2009 compared to 63.4% in 2008 and 61.6% in 2007, including the merger related expenses associated with the Mid-America and Cavalry mergers. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Income Taxes. Due to our 2009 operating losses, the effective income tax benefit rate for the year ended December 31, 2009 was approximately 45.3%, compared to an effective income tax expense rate for years ended December 31, 2008 and 2007 of approximately 28.6% and 30.2%, respectively. The decrease in the effective rate for 2008 compared to 2007 was due to increased investment in bank qualified municipal securities, state tax credits, and increased tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.
Preferred stock dividends and preferred stock discount accretion. Reducing net income (loss) available for common shareholders in 2009 and 2008, respectively, is $4,816,000 and $264,000 of preferred stock dividends and $1,114,000 and $45,000 of accretion on preferred stock discount. On December 12, 2008, we received $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP. The Series A preferred stock we sold the U.S. Treasury pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent thereafter.
Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. Based on a Black Scholes options pricing model, the warrants have been assigned a fair value of $11.86 per warrant as of December 12, 2008. The common stock warrants have been assigned a fair value of $6.7 million, as of December 12, 2008 and that amount has been recorded as the discount on the preferred stock which will be accreted as a reduction in net income available to common stockholders over the next four years at approximately $1.3 million to $1.4 million per year. The resulting $88.3 million was assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million over the next four years, a further increase of capital.
On June 16, 2009, we issued 8,855,000 shares of common stock through a public offering resulting in net proceeds to us of approximately $109.0 million. As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with our participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.

Financial Condition
Our consolidated balance sheet at December 31, 2009 reflects significant, but slowing growth since December 31, 2007. Total assets grew from $3.79 billion at December 31, 2007 to $4.75 billion at December 31, 2008 to $5.13 billion at December 31, 2009. Total deposits grew $290 million during 2009 and $608 million during 2008. In 2009 and 2008, we invested substantially all of the additional deposits and other fundings in loans, which grew by $208 million and $605 million during 2009 and 2008, respectively.
Loans. The composition of loans at December 31st for each of the past five years and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$1,118,068	31.4%	$963,530	28.7%	$710,546	25.9%	$284,302	19.0%	$148,102	22.9%
Consumer real estate — Mortgage	756,015	21.2%	675,606	20.1%	539,768	19.6%	299,627	20.0%	169,953	26.2%
Construction and land development	525,271	14.7%	658,799	19.6%	582,959	21.2%	253,097	16.9%	67,667	10.4%
Commercial and industrial	1,071,444	30.0%	966,563	28.8%	794,419	28.9%	608,530	40.6%	239,129	36.9%
Consumer and other	92,584	2.7%	90,409	2.8%	121,949	4.4%	52,179	3.5%	23,173	3.6%

Total loans	$3,563,382	100.0%	$3,354,907	100.0%	$2,749,641	100.0%	$1,497,735	100.0%	$648,024	100.0%

The composition of our loan portfolio changed during the year ended December 31, 2009 when compared to December 31, 2008, due primarily to a decrease of 20.3% in the construction and land development loan portfolio. The decrease in the construction and land development portfolio is due in part to our decision to reduce our exposure to this particular segment, particularly the residential construction and land development segment. The reduction in proportion of these type loans will likely reduce our loan growth in the future in comparison to historical periods. The increase in the commercial real estate — mortgage category primarily reflects increased owner-occupied commercial real estate loans. Owner-occupied commercial real estate, which was 49.6% of the commercial real estate — mortgage category as of December 31, 2009, is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. We continue to have loan demand for these types of commercial real estate mortgage products. Our consumer real estate — mortgage portfolio does not include any ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.
Although the composition of our loan portfolio did not change significantly between 2008 and 2007, we did experience an increase of 35.6% in the commercial real estate classification. Because these types of loans require that we maintain effective credit and construction monitoring systems, we have increased our resources in this area. After the integration of the Mid-America loan portfolio in early 2008, certain loan balances previously reported at December 31, 2007 have been reclassified to be consistent with the December 31, 2009 and 2008 classification.
Loan Origination Risk Management. We maintain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.
Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and financial management processes, our management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio are diverse in terms of type and industry. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2009, approximately 49.6% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have had an existing relationship with us and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
We also originate consumer loans, including consumer real-estate loans, where we typically use a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.
We also maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2009 and 2008 (dollars in thousands):

	At December 31, 2009
	Outstanding			Total Exposure at
	Principal	Unfunded		December 31,
	Balances	Commitments	Total exposure	2008

Lessors of nonresidential buildings	$460,304	$37,230	$497,534	$406,798
Lessors of residential buildings	144,859	14,433	159,292	159,261
Land subdividers	181,024	37,610	218,634	319,701
New housing operative builders	126,302	45,668	171,970	261,625
We also acquire certain loans from other banks. At December 31, 2009, we had acquired approximately $104.4 million of commercial loans from other banks. Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.

The following table classifies our fixed and variable rate loans at December 31, 2009 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2009
	Fixed	Variable		At December 31,	At December 31,
	Rates	Rates	Totals	2009	2008

Based on contractual maturity:
Due within one year	$215,872	$1,055,766	$1,271,638	35.7%	40.9%
Due in one year to five years	858,161	698,494	1,556,655	43.7%	38.9%
Due after five years	117,203	617,886	735,089	20.6%	20.2%

Totals	$1,191,236	$2,372,146	$3,563,382	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate(*)	$—	$1,386,792	$1,386,792	38.9%	41.8%
Due within one year	215,872	809,910	1,025,782	28.8%	25.3%
Due in one year to five years	858,161	167,278	1,025,439	28.8%	28.3%
Due after five years	117,203	8,166	125,369	3.5%	4.6%

Totals	$1,191,236	$2,372,146	$3,563,382	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)	Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in daily floating rate loans are $1.04 billion of loans which are currently priced at their contractual floors with a weighted average rate of 4.90%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.
The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the impact of recessionary economic conditions on our borrowers’ cash flows, real estate market sales volumes and valuations, real estate industry concentrations, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud and any violation of laws and regulations.
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral which would approximate $63.5 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower which is currently $15 million. Our loan policy requires that our Executive Committee to the board of directors approve any relationships that exceed this internal limit.
Performing Loans in Past Due Status. The following table is a summary of our performing loans that were past due at least 30 days but less than 90 days as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008

Commercial real estate — mortgage	$3,790	$3,333
Consumer real estate — mortgage	5,442	5,836
Construction and land development	2,936	6,161
Commercial and industrial	3,595	2,523
Consumer and other	506	787

Total performing loans past due 30 to 90 days	$16,269	$18,640

Ratio:
Performing loans past due 30 to 90 days as percentage of total loans	0.45%	0.55%
Potential Problem Loans. Potential problem loans, which are not included in nonperforming loans, amounted to approximately $257.0 million, or 7.2% of total loans outstanding at December 31, 2009, compared to $27.8 million, or 0.83% of total loans outstanding at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard or worse, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused primarily by the downgrade of additional residential construction and development loans, commercial and industrial loans, and commercial real estate loans due to the continuing deterioration in the economy. Approximately $10.3 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2009.
Non-Performing Assets. At December 31, 2009 we had $154.3 million in nonperforming assets compared to $29.2 million at December 31, 2008. Included in nonperforming assets were $124.7 million in nonperforming loans and $29.6 million in other real estate owned at December 31, 2009 and $10.9 million and $18.3 million, respectively at December 31, 2008. The increase in non-performing asset balances that Pinnacle Financial experienced in 2009 is primarily related to a weakened residential real estate market in our primary markets. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in Pinnacle Financial’s market areas.
The following table is a summary of our nonperforming assets at December 31, 2009 and 2008, respectively (dollars in thousands):

	December 31,
	2009	2008

Nonperforming loans (1)
Commercial real estate — mortgage	$22,240	$1,566
Consumer real estate — mortgage	12,756	3,140
Construction and land development	72,528	5,016
Commercial and industrial	16,195	1,108
Consumer and other	990	30
	—
Total nonaccrual/nonperforming loans	124,709	10,860
Other real estate owned	29,603	18,306

Total nonperforming assets	$154,312	$29,166

Ratios:
Nonperforming loans to total loans	3.50%	0.32%
Nonperforming assets to total loans plus other real estate owned	4.29%	0.86%
Restructured loans (accruing) (1)	$26,978	$—
Accruing loans past due 90 days or more	$181	$1,508

(1)	Nonperforming loans exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.
The Greater Nashville Association of Realtors (“GNAR”) reported that the average median residential home price for the quarter ended December 31, 2009 was $160,800, a decrease of 1.8% from the same quarter a year earlier. GNAR also reported that residential inventory at December 31, 2009 was 12,434 homes, a decrease of 3.53% from a year earlier. Median home prices have fallen indicating that home values have decreased. Although fewer homes for sale could be considered a positive in this market, it also indicates that fewer home owners are willing to consider selling their home and subsequently acquire another home. An extended recessionary period will likely cause our construction and land development loans to continue to underperform and our nonperforming assets and loan losses to continue to increase for this segment of our loan portfolio. We believe our nonperforming asset levels will remain elevated as we work diligently to remediate these assets.
We have enhanced our credit administration resources dedicated to the residential construction and residential development portfolios by assigning senior executives and bankers to these portfolios. These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on underperforming assets. Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term. We continue to reappraise nonperforming assets to ascertain appropriate valuations, and we continue to systematically review these valuations as new data is received.
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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2009, we had $124.7 million in loans on nonaccrual compared to $10.9 million at December 31, 2008, of which $72.5 million and $5.0 million, respectively, were residential construction and land development loans.
Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur. Restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2009, there were $27.0 million of accruing restructured loans that remain in a performing status. There were no accruing restructured loans at December 31, 2008.
There were $181,000 of other loans 90 days past due and still accruing interest at December 31, 2009 compared to $1.5 million at December 31, 2008.
At December 31, 2009, we owned $29.6 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $18.3 million at December 31, 2008, all of which is located within our principal markets. Substantially all of these amounts relate to new home construction and residential development projects that are either completed or are in various stages of construction for which we believe we have adequate collateral, as follows (dollars in thousands):

	December 31,
	2009	2008

New home construction	$2,829	$12,927
Developed lots	656	2,601
Undeveloped land	22,317	1,062
Other	3,801	1,716

	$29,603	$18,306

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2009 and December 31, 2008, our allowance for loan losses was $92.0 million and $36.5 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.
The following table sets forth, based on management’s best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (dollars in thousands):

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$22,505	31.4%	$11,523	28.7%	$8,068	25.9%	$4,550	19.0%	$1,488	22.9%
Consumer real estate — Mortgage	10,725	21.2%	5,149	20.1%	1,890	19.6%	913	20.0%	1,286	26.2%
Construction and land development	23,027	14.7%	7,899	19.6%	4,897	21.2%	2,869	16.9%	690	10.5%
Commercial and industrial	26,332	30.0%	9,966	28.8%	11,660	28.9%	6,517	40.6%	2,305	36.9%
Consumer and other	2,456	2.7%	1,372	2.8%	1,400	4.4%	870	3.5%	552	3.5%
Unallocated	6,914	NA	575	NA	555	NA	399	NA	1,537	NA

Total allowance for loan losses	$91,959	100.0%	$36,484	100.0%	$28,470	100.0%	$16,118	100.0%	$7,858	100.0%

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

During 2009, the allowance allocated to all loan categories increased compared to 2008 primarily due to an increase in historical loss allocation factors as well as increased weakness in the various environmental factors used to assess inherent risk in our loan portfolio. Additionally, increased specific loss allocations for individual impaired loans in the various loan categories contributed to the increased reserve allocations. Specific valuation allowances related to all impaired loans were approximately $19.3 million at December 31, 2009 compared to $2.0 at December 31, 2008. Approximately 46% of the 2009 specific allocations were to construction and land development loans and 20% were to commercial real estate — mortgage loans. We believe the increase in the unallocated portion of the allowance for loan losses between December 31, 2009 and December 31, 2008 of $6.2 million is reflective of continued recessionary economic conditions which began in 2008 and is prudent given the level of uncertainty as to when and if the local economic conditions will begin to improve.
The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2009 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the year ended December 31,
	2009	2008	2007	2006	2005

Balance at beginning of period	$36,484	$28,470	$16,118	$7,858	$5,650
Provision for loan losses	116,758	11,214	4,720	3,732	2,152
Allowance from Mid-America (2007) and Cavalry (2006) acquisitions	—	—	8,695	5,102	—
Charged-off loans:
Commercial real estate — Mortgage	(986)	(62)	(22)	—	—
Consumer real estate — Mortgage	(4,881)	(1,144)	(364)	(46)	(38)
Construction and land development	(23,952)	(2,172)	(271)	—	—
Commercial and industrial (*)	(31,134)	(773)	(326)	(436)	(61)
Consumer and other	(1,646)	(982)	(359)	(336)	(109)

Total charged-off loans	(62,599)	(5,133)	(1,342)	(818)	(208)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	—	731	—	—	—
Consumer real estate — Mortgage	622	3	125	—	231
Construction and land development	139	55	1	—	—
Commercial and industrial	258	844	51	166	3
Consumer and other loans	297	300	102	78	30

Total recoveries of previously charged-off loans	1,316	1,933	279	244	264

Net (charge-offs) recoveries	(61,283)	(3,200)	(1,063)	(574)	56

Balance at end of period	$91,959	$36,484	$28,470	$16,118	$7,858

Ratio of allowance for loan losses to total loans outstanding at end of period	2.58%	1.09%	1.04%	1.08%	1.21%

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	1.71%	0.11%	0.06%	0.05%	(0.01)%

(*)	Included in commercial and industrial charged off loans in 2009 was a single $21.5 million loan to a bank holding company located in Georgia.
As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle National’s regulators, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance increased by $55.5 million between December 31, 2009 and December 31, 2008 and the ratio of our allowance for loan losses to total loans outstanding increased to 2.58% at December 31, 2009 from 1.09% at December 31, 2008.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $937.6 million and $849.8 million at December 31, 2009 and 2008, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at December 31, 2009 follows:

December 31, 2009
Weighted average life	4.29 years
Weighted average coupon	4.72%
Tax equivalent yield	4.66%
The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2009 and 2008 (dollars in thousands):

	At December 31,
	U.S. Treasury		U.S. government		State and Municipal
	securities		agency securities		securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At December 31, 2009:
Securities available-for-sale:
Due in one year or less	$—	—%	$765	2.5%	$588	3.7%	$—	—%	$1,353	3.0%
Due in one year to five years	—	—%	2,560	1.7%	20,943	3.7%	1,773	3.4%	25,276	3.4%
Due in five years to ten years	—	—%	68,654	3.7%	50,853	3.9%	8,824	5.0%	128,331	3.9%
Due after ten years	—	—%	123,449	5.0%	134,911	4.3%	—	—%	258,360	4.6%
	—
	$—	—%	$195,428	4.5%	$207,295	4.1%	$10,597	4.7%	413,320	4.3%

Mortgage-backed securities									517,692	4.7%

Total available-for-sale securities									$931,012	4.5%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$765	3.1%	$—	—%	$765	3.1%
Due in one year to five years	—	—%	—	—%	5,117	3.4%	—	—%	5,117	3.4%
Due in five years to ten years	—	—%	—	—%	660	3.8%	—	—%	660	3.8%
Due after ten years	—	—%	—	—%	—	—%	—	—%	—	0.0%

	$—	—%	$—	—%	$6,542	3.4%	$—	—%	6,542	3.4%

Mortgage-backed securities									—	—%

Total held-for-sale securities									$6,542	3.4%

At December 31, 2008:
Securities available-for-sale:
Due in one year or less	$—	—%	$7,499	4.0%	$606	3.8%	$859	3.5%	$8,964	3.9%
Due in one year to five years	—	—%	6,611	4.4%	12,882	3.5%	—	—%	19,493	3.8%
Due in five years to ten years	—	—%	26,008	5.2%	56,143	3.9%	522	4.1%	82,673	4.3%
Due after ten years	—	—%	24,305	5.6%	65,194	4.3%	243	5.3%	89,742	4.7%

	$—	—%	$64,423	5.1%	$134,825	4.0%	$1,624	3.9%	200,872	4.4%

Mortgage-backed securities									638,357	5.6%

Total available-for-sale securities									$839,229	5.0%

Securities held-to-maturity:
Due in one year or less	$—	—%	$—	—%	$481	3.2%	$—	—%	$481	3.2%
Due in one year to five years	—	—%	1,998	4.2%	6,497	3.5%	—	—%	8,495	3.8%
Due in five years to ten years	—	—%	—	4.8%	1,575	3.9%	—	—%	1,575	3.9%
Due after ten years	—	—%	—	—%	—	—%	—	—%	—	—%

	$—	—%	$1,998	4.3%	$8,553	3.5%	$—	—%	10,551	3.8%

Mortgage-backed securities									—	—%

Total held-for-sale securities									$10,551	3.8%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.
Deposits and Other Borrowings. We had approximately $3.82 billion of deposits at December 31, 2009 compared to $3.53 billion at December 31, 2008. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $275.5 million at December 31, 2009 and $184.3 million at December 31, 2008. Additionally, at December 31, 2009, we had borrowed $212.1 million in advances from the Federal Home Loan Bank of Cincinnati compared to $183.3 million at December 31, 2008.

Generally, we have classified our funding as core-funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. Non-core is further segmented between relationship based non-core funding and wholesale funding. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2009 and 2008 (dollars in thousands):

	December 31,		December 31,
	2009	Percent	2008	Percent

Core funding:
Noninterest-bearing deposit accounts	$498,087	11.3%	$424,757	10.4%
Interest-bearing demand accounts	483,274	11.0%	375,993	9.2%
Savings and money market accounts	1,198,012	27.2%	694,582	17.0%
Time deposit accounts less than $100,000	407,312	9.2%	570,443	13.9%

Total core funding	2,586,685	58.7%	2,065,775	50.5%

Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	228,941	5.2%	36,924	0.9%
Other time deposits	636,521	14.4%	599,947	14.7%
Securities sold under agreements to repurchase	275,465	6.3%	184,298	4.5%

Total relationship based non-core funding	1,140,927	25.9%	821,169	20.1%

Wholesale funding:
Time deposit accounts greater than $100,000
Public funds	40,005	0.9%	245,000	6.0%
Brokered deposits	331,447	7.5%	585,599	14.3%
Federal Home Loan Bank advances, Federal funds purchased and other borrowings	212,655	4.8%	273,609	6.7%
Subordinated debt — Pinnacle National	15,000	0.3%	15,000	0.4%
Subordinated debt — Pinnacle Financial	82,476	1.9%	82,476	2.0%

Total wholesale funding	681,583	15.4%	1,201,684	29.4%

Total non-core funding	1,822,510	41.3%	2,022,853	49.5%

Totals	$4,409,195	100%	$4,088,628	100.0%

Our funding policies limit the amount of non-core funding we can use utilize. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance. At December 31, 2009, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 50.5% at December 31, 2008 to 58.7% at December 31, 2009. The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the temporary increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in time deposits greater than $100,000 increments, thus elevating the amount of time deposits above the $100,000 core threshold. In addition, the temporary insurance limit increase resulted in a significant increase in time deposits of our customers between $100,000 and the new insurance limits. Growing our core deposit base is a key strategic objective of our firm in 2010.
The amount of time deposits as of December 31, 2009 amounted to $1.6 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate

Denominations less than $100,000
Three months or less	$139,969	2.34%
Over three but less than six months	103,807	2.23%
Over six but less than twelve months	85,255	2.41%
Over twelve months	78,281	2.87%

	407,312	2.43%

Denomination $100,000 and greater
Three months or less	524,968	1.68%
Over three but less than six months	388,035	1.89%
Over six but less than twelve months	227,856	2.46%
Over twelve months	96,055	3.27%

	1,236,914	2.06%

Totals	$1,644,226	2.15%

Subordinated debt. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000; and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III; and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At December 31, 2009, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.05% at December 31, 2009) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum through September 30, 2010 at which time the securities will bear a floating rate based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.90% at December 31, 2009) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.10% at December 31, 2009) which is set each quarter and mature on September 30, 2037.
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

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of $60,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II, Trust III or Trust IV.
On August 5, 2008, Pinnacle National entered into a $15 million subordinated term loan with a regional bank. The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as 100% Tier 2 capital for regulatory capital purposes until August 2010 and at a decreasing percentage thereafter.
Holding Company Line of Credit. At December 31, 2008, Pinnacle Financial had a loan agreement related to a $25 million line of credit with a regional bank with an outstanding balance of $18 million. This line of credit was originated in February of 2008 and was used to support the growth of Pinnacle National. The $25 million line of credit had a one year term, contained customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and was priced at 30-day LIBOR plus 125 basis points. This line of credit was paid off and cancelled during the second quarter of 2009.
Capital Resources. At December 31, 2009 and 2008, our stockholders’ equity amounted to $701.0 million and $627.3 million, respectively. This increase in 2009 was primarily attributable to our second quarter 2009 common equity raise completed on June 16, 2009 which netted us approximately $109.0 million in additional capital from the sale of 8,855,000 shares of our common stock. This increase was offset by $35.1 million of comprehensive loss, which was composed of $35.5 million in net losses together with $371,000 thousand of net unrealized holding gains associated with our available-for-sale portfolio.
Proceeds from the sale of common stock during 2009 are expected to be used for general corporate purposes, including supporting the capital position of Pinnacle National.
On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP. Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $5,930,000 and $309,000 during the years ended December 31, 2009 and 2008, respectively. Proceeds from this sale of preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of Pinnacle National.
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
As stated previously, on June 16, 2009, we completed the sale of 8,855,000 shares of our common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with our participation in the CPP, the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
Because of recent losses and higher levels of problem and potential problem loans, during the third quarter of 2009, Pinnacle National established minimum internal capital guidelines for Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 11%. In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At December 31, 2009, Pinnacle National’s Tier 1 risk-based capital ratio was 10.6%, the total risk-based capital ratio was 12.3% and the leverage ratio was 8.7%, compared to 10.2%, 11.6% and 8.8% at December 31, 2008, respectively.
At December 31, 2009, Pinnacle Financial’s Tier 1 risk-based capital ratio was 13.1%, the total risk-based capital ratio was 14.8% and the leverage ratio was 10.7%, compared to 12.1%, 13.5% and 10.5% at December 31, 2008, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency. During the year ended December 31, 2009, Pinnacle National paid $8.2 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP (as more fully discussed above).

     Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. As of December 31, 2009, Pinnacle National could have paid dividends to us of approximately $13.8 million without seeking prior regulatory approval. However, given the losses experienced by Pinnacle National during 2009, Pinnacle National may not, subsequent to January 1, 2010, without the prior approval of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses. Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances.
Pinnacle Financial has not paid any common stock dividends to date, nor does it anticipate paying dividends to its common shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.
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
At December 31, 2009, our model results indicated that our balance sheet is slightly liability-sensitive. Liability-sensitivity implies that our liabilities will reprice faster than our assets. Absent any other asset liability strategies an interest rate decrease could cause slightly reduced margins. This liability sensitivity is primarily attributable to the increase in loan rate floors during 2009 that will remain constant during the initial stages of rising rates. Our deposit rates are difficult to lower as we have achieved, for many deposit products, “embedded” floors, which basically means that we either are near a zero interest level or competitive pressures do not allow for any meaningful decreases. Due to rate conditions, during 2009, we periodically operated outside of our guidelines for interest rate sensitivity and economic value of equity on a few of the “rates down” interest rate scenarios.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2009 and 2008, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2009, Pinnacle National had received advances from the FHLB totaling $212.1 million at the following rates and maturities (dollars in thousands):

	Scheduled	Weighted Average
	Maturities	Interest Rates

2010	$91,072	2.41%
2011	10,000	1.90%
2012	30,000	3.51%
2013	20,000	2.67%
2014	—	—
Thereafter	61,064	2.93%

	$212,136

Weighted average interest rate		2.72%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. Although there were no amounts outstanding at December 31, 2009, for the year ended December 31, 2009, we averaged borrowings from correspondent banks of $13.4 million under such agreements.
At December 31, 2009, brokered certificates of deposit approximated $331.4 million which represented 7.5% of total fundings compared to $585.6 million and 14.3% at December 31, 2008. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2009 and anticipate that these deposits will represent a smaller percentage of our total funding in 2010 as we seek to grow our core deposits.
Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB advances. Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2009 is as follows (dollars in thousands):

	At December 31,
	2009	2008	2007

Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$275,465	$184,298	$156,071
Federal funds purchased	—	71,643	39,862
Holding Company line of credit	—	18,000	9,000
Federal Home Loan Bank advances	91,072	15,000	92,804

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.71%	0.38%	2.81%
Federal funds purchased	—	0.68%	3.75%
Holding Company line of credit	—	1.71%	6.25%
Federal Home Loan Bank advances	2.41%	5.01%	4.26%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$321,508	$256,472	$216,321
Federal funds purchased	38,255	81,545	39,862
Holding Company line of credit	18,000	18,000	9,000
Federal Home Loan Bank advances	116,436	92,804	92,804

Average balances for the year:
Securities sold under agreements to repurchase	$250,435	$196,601	$181,621
Federal funds purchased	13,422	25,835	5,544
Holding Company line of credit	8,877	13,525	750
Federal Home Loan Bank advances	75,829	40,561	38,528

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.67%	1.36%	4.06%
Federal funds purchased	0.49%	2.47%	5.15%
Holding Company line of credit	2.26%	4.19%	6.25%
Federal Home Loan Bank advances	2.22%	4.31%	4.97%
At December 31, 2009, we had no significant commitments for capital expenditures. However, we are in the process of developing our branch network and other office facilities in the Nashville MSA and the Knoxville MSA. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Nashville MSA and Knoxville MSA.
The following table presents additional information about our contractual obligations as of December 31, 2009, which by their terms have contractual maturity and termination dates subsequent to December 31, 2009 (dollars in thousands):

	At December 31,
				More
	Next 12	13-36	37-60	than 60
	months	months	months	months	Totals

Contractual obligations:
Certificates of deposit	$1,469,891	167,708	6,444	183	$1,644,226
Securities sold under agreements to repurchase	275,465	—	—	—	275,465
Federal Home Loan Bank advances	91,072	40,000	20,000	61,064	212,136
Subordinated debt	—	—	—	97,476	97,476
Minimum operating lease commitments	3,714	7,099	6,635	39,746	57,194

Totals	$1,840,142	214,807	33,079	198,469	$2,286,497

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At December 31, 2009, we had outstanding standby letters of credit of $89.7 million and unfunded loan commitments outstanding of $946.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2009, which by their terms have contractual maturity dates subsequent to December 31, 2009 (dollars in thousands):

	At December 31,
	Next 12	13-36	37-60	More than
	months	months	months	60 months	Totals

Unfunded commitments:
Lines of credit	$607,400	80,099	101,085	158,304	$946,888
Letters of credit	75,303	14,429	—	—	89,732
	— —
Totals	$682,703	94,528	101,085	158,304	$1,036,620

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
Recently Adopted Accounting Pronouncements
On July 1, 2009, the Accounting Standards Codification became the Financial Accounting Standards Board’s (FASB) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
ASC Topic 820 Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for periods beginning after November 15, 2007. Pinnacle Financial adopted these provisions on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 19—Fair Value of Financial Instruments).
Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. Pinnacle Financial adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for periods ending after October 1, 2009 and did not have a significant impact on Pinnacle Financial’s financial statements.
ASC Topic 825 Financial Instrument permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for Pinnacle Financial on January 1, 2008 (see Note 19—Fair Value of Financial Instruments). This statement was effective as of January 1, 2008; however, it had no impact on the consolidated financial statements of Pinnacle Financial because it did not elect the fair value option for any financial instrument not presently being accounted for at fair value.
ASC Topic 715-60 Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements which concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date was for fiscal years beginning after December 15, 2007. On January 1, 2008, we accounted for this as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment of $598,700 to beginning retained earnings, net of tax.
SAB 110 Share-Based Payment was issued by the SEC in December 2007. SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin were effective on January 1, 2008. Pinnacle Financial continues to use the simplified method allowed by SAB 110 for determining the expected term component for share options granted during 2008.
ASC Topic 855 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted the provisions of ASC 855, “Subsequent Events”, during the period ended June 30, 2009. The adoption of ASC 855 did not impact our financial statements. We have evaluated all events or transactions that occurred after December 31, 2009, through February 26, 2010, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events that required recognition in our disclosures to the December 31, 2009 financial statements.
ASC Topic 815 Derivatives and Hedging amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC Topic 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
ASC Topic 320 Investments—Debt and Equity (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. There was no impact from the adoption of this new guidance.
Recent Accounting Pronouncements
ASC Topic 860 Transfers and Servicing amended previous guidance on accounting for transfers of financial assets. The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered. Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure. The new guidance is effective for Pinnacle Financial beginning in 2010. Adoption of this new guidance is not expected to have a significant impact on the Company’s financial condition or results of operations, given Pinnacle Financial’s current involvement in financial asset transfer activities.
Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance is effective for Pinnacle Financial in 2010. Management does not expect the new guidance to have a material effect, if any, on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The response to this Item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 26 through 55 and is incorporated herein by reference.

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
Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
Pinnacle Financial Partners, Inc.’s independent registered public accounting firm has issued an audit report on Pinnacle Financial Partners Inc.’s internal control over financial reporting. This report appears on page 59 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in note 14 to the consolidated financial statements, the Company changed its method of accounting for split dollar life insurance arrangements as required by ASC Subtopic 715-60 in 2008.
As discussed in notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes as required by ASC Topic 740 in 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed, an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Nashville, Tennessee
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited Pinnacle Financial Partners, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Nashville, Tennessee
February 26, 2010

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Cash and noninterest-bearing due from banks	$55,651,737	$68,388,961
Interest-bearing due from banks	19,338,499	8,869,680
Federal funds sold	91,611,838	12,994,114

Cash and cash equivalents	166,602,074	90,252,755

Securities available-for-sale, at fair value	931,012,091	839,229,428
Securities held-to-maturity (fair value of $6,737,336 and $10,642,973 at December 31, 2009 and December 31, 2008, respectively)	6,542,496	10,551,256
Mortgage loans held-for-sale	12,440,984	25,476,788

Loans	3,563,381,741	3,354,907,269
Less allowance for loan losses	(91,958,789)	(36,484,073)

Loans, net	3,471,422,952	3,318,423,196

Premises and equipment, net	80,650,936	68,865,221
Other investments	40,138,660	33,616,450
Accrued interest receivable	19,083,468	17,565,141
Goodwill	244,107,086	244,160,624
Core deposits and other intangible assets	13,686,091	16,871,202
Other real estate owned	29,603,439	18,305,880
Other assets	113,520,727	70,756,823

Total assets	$5,128,811,004	$4,754,074,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$498,087,015	$424,756,813
Interest-bearing	483,273,551	375,992,912
Savings and money market accounts	1,198,012,445	694,582,319
Time	1,644,226,290	2,037,914,307

Total deposits	3,823,599,301	3,533,246,351
Securities sold under agreements to repurchase	275,465,096	184,297,793
Federal Home Loan Bank advances and other borrowings	212,654,782	201,966,181
Federal Funds purchased	—	71,643,000
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	6,555,801	8,326,264
Other liabilities	12,039,843	29,820,779

Total liabilities	4,427,790,823	4,126,776,368

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at December 31, 2009 and December 31, 2008	89,462,633	88,348,647
Common stock, par value $1.00; 90,000,000 shares authorized; 33,029,719 issued and outstanding at December 31, 2009 and 23,762,124 issued and outstanding at December 31, 2008	33,029,719	23,762,124
Common stock warrants	3,348,402	6,696,804
Additional paid-in capital	524,366,603	417,040,974
Retained earnings	43,372,743	84,380,447
Accumulated other comprehensive income, net of taxes	7,440,081	7,069,400

Total stockholders’ equity	701,020,181	627,298,396

Total liabilities and stockholders’ equity	$5,128,811,004	$4,754,074,764

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008	2007
Interest income:
Loans, including fees	$162,271,036	$175,128,097	$129,888,784
Securities:
Taxable	35,056,848	23,431,746	13,961,714
Tax-exempt	6,540,653	5,399,312	3,066,519
Federal funds sold and other	1,847,661	2,122,343	4,014,424

Total interest income	205,716,198	206,081,498	150,931,441

Interest expense:
Deposits	63,128,940	76,998,042	61,671,734
Securities sold under agreements to repurchase	1,689,073	2,666,760	7,371,490
Federal Home Loan Bank advances and other borrowings	10,106,922	12,201,797	6,176,205

Total interest expense	74,924,935	91,866,599	75,219,429

Net interest income	130,791,263	114,214,899	75,712,012
Provision for loan losses	116,758,231	11,213,543	4,719,841

Net interest income after provision for loan losses	14,033,032	103,001,356	70,992,171

Noninterest income:
Service charges on deposit accounts	10,199,838	10,735,080	7,941,029
Investment services	4,181,101	4,923,840	3,455,808
Insurance sales commissions	4,025,839	3,520,205	2,486,884
Trust fees	2,590,997	2,178,112	1,908,440
Gains on loan sales, net	4,928,542	4,044,441	1,858,077
Net gain on sale of investment securities	6,462,241	—	16,472
Net gain on sale of premises and equipment	15,970	1,030,231	75,337
Other noninterest income	7,247,098	8,286,458	4,778,880

Total noninterest income	39,651,626	34,718,367	22,520,927

Noninterest expense:
Salaries and employee benefits	56,709,814	49,396,022	36,145,588
Equipment and occupancy	18,056,080	16,600,272	10,260,915
Foreclosed real estate expense	14,257,005	1,403,022	160,367
Marketing and other business development	2,533,953	1,915,747	1,676,455
Postage and supplies	2,929,447	2,953,013	1,995,267
Amortization of intangibles	3,185,111	3,100,599	2,144,018
Merger related expense	—	7,116,770	621,883
Other noninterest expense	20,906,040	11,993,345	7,475,072

Total noninterest expense	118,577,450	94,478,790	60,479,565

Income (loss) before income taxes	(64,892,792)	43,240,933	33,033,533
Income tax expense (benefit)	(29,392,825)	12,367,015	9,992,178

Net income (loss)	(35,499,967)	30,873,918	23,041,355
Preferred stock dividends	4,815,972	263,889	—
Accretion on preferred stock discount	1,113,986	45,451	—

Net income (loss) available to common stockholders	$(41,429,925)	$30,564,578	$23,041,355

Per share information:
Basic net income (loss) per common share available to common stockholders	($1.46)	$1.34	$1.43

Diluted net income (loss) per common share available to common stockholders	($1.46)	$1.27	$1.34

Weighted average common shares outstanding:
Basic	28,395,618	22,793,699	16,100,076

Diluted	28,395,618	24,053,972	17,255,543

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the each of the years in the three-year period ended December 31, 2009

							Accumulated
					Additional		Other	Total
	Preferred Stock	Common Stock		Common Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2006	—	15,446,074	$15,446,074	—	$211,502,516	$31,109,324	$(2,040,893)	$256,017,021

Exercise of employee incentive common stock options, stock appreciation rights and related tax benefits	—	99,862	99,862	—	883,429	—	—	983,291
Issuance of restricted common shares, net of forfeitures	—	42,301	42,301	—	(42,301)	—	—	—
Compensation expense for restricted shares	—	—	—	—	396,378	—	—	396,378
Compensation expense for stock options	—	—	—	—	1,703,441	—	—	1,703,441
Merger with Mid-America Bancshares, Inc.	—	6,676,580	6,676,580	—	176,833,242	—	—	183,509,822
Costs to register common stock issued in connection with the merger with Mid-America Bancshares, Inc.	—	—	—	—	(299,397)	—	—	(299,397)
Comprehensive income:
Net income	—	—	—	—	—	23,041,355	—	23,041,355
Net unrealized holding gains on available- for - sale securities, net of deferred tax expense of $762,956	—	—	—	—	—	—	1,258,383	1,258,383

Total comprehensive income								24,299,738

Balances, December 31, 2007	—	22,264,817	$22,264,817	—	$390,977,308	$54,150,679	$(782,510)	$466,610,294

Cumulative effect of change in accounting principle due to adoption of ASC 715-60, net of tax	—	—	—	—	—	(598,699)	—	(598,699)
Proceeds from sale of common stock (less offering expenses of $45,242)	—	1,000,000	1,000,000	—	20,454,758	—	—	21,454,758
Issuance of 95,000 shares of preferred stock and 534,910 common stock warrants, net of expenses	$88,303,196	—	—	$6,696,804	(62,065)	—	—	94,937,935
Accretion on preferred stock discount	45,451	—	—	—	—	(45,451)	—	—
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	314,434	314,434	—	3,516,569	—	—	3,831,003
Issuance of restricted common shares, net of forfeitures	—	183,245	183,245	—	(183,245)	—	—	—
Restricted shares withheld for taxes	—	(372)	(372)	—	(9,780)	—	—	(10,152)
Compensation expense for restricted shares	—	—	—	—	425,050	—	—	425,050
Compensation expense for stock options	—	—	—	—	1,922,379	—	—	1,922,379
Comprehensive Income:
Net income	—	—	—	—	—	30,873,918	—	30,873,918
Net unrealized holdings gains on securities available for sale, net of deferred tax expense of $4,817,491	—	—	—	—	—	—	7,851,910	7,851,910

Total comprehensive income								38,725,828

Balances, December 31, 2008	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396

Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	123,754	123,754	—	909,095	—	—	1,032,849
Issuance of restricted common shares, net of forfeitures	—	292,473	292,473	—	(292,473)	—	—	—
Restricted shares withheld for taxes	—	(3,632)	(3,632)	—	(63,183)	—	—	(66,815)
Issuance of 8,855,000 shares of common stock, net of offering costs of $6,087,215	—	8,855,000	8,855,000	—	100,172,785	—	—	109,027,785
Cancellation of 267,455 warrants previously issued to U.S. Treasury	—	—	—	(3,348,402)	3,348,402	—	—	—
Compensation expense for restricted shares	—	—	—	—	1,444,274	—	—	1,444,274
Compensation expense for stock options	—	—	—	—	1,806,729	—	—	1,806,729
Accretion on preferred stock discount	1,113,986	—	—	—	—	(1,113,986)		—
Preferred dividends paid	—	—	—	—	—	(4,393,751)	—	(4,393,751)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(35,499,967)	—	(35,499,967)
Net unrealized holding gains on securities available-for-sale, net of deferred tax expense of $458,972	—	—	—	—	—	—	370,681	370,681

Total comprehensive loss								(35,129,286)

Balances, December 31, 2009	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008	2007

Operating activities:
Net income (loss)	$(35,499,967)	$30,873,918	$23,041,355
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	4,735,074	726,538	492,280
Depreciation and amortization	10,804,664	7,285,781	3,810,374
Provision for loan losses	116,758,231	11,213,543	4,719,841
Net gains on sale of premises and equipment	(15,970)	(1,030,231)	(75,337)
Gains on sales of investment securities, net	(6,462,241)	—	(16,472)
Gain on loan sales, net	(4,928,542)	(4,044,441)	(1,858,077)
Stock-based compensation expense	3,251,003	2,347,429	2,099,819
Deferred tax (benefit) expense	(24,645,791)	(2,619,989)	3,977,708
Losses on foreclosed real estate and other investments	11,987,395	1,165,145	—
Excess tax benefit from stock compensation	(53,538)	(875,114)	(105,809)
Mortgage loans held for sale:
Loans originated	(626,402,322)	(293,906,669)	(169,808,372)
Loans sold	644,098,081	283,449,870	169,599,685
Increase (decrease) in other assets	16,230,863	(15,654,171)	(17,471,118)
Increase (decrease) in other liabilities	(19,551,401)	14,701,265	(2,011,851)

Net cash provided by operating activities	90,305,539	33,632,874	16,394,026

Investing activities:
Activities in available for sale securities:
Purchases	(721,011,285)	(531,736,803)	(78,978,057)
Sales	346,895,583	—	770,400
Maturities, prepayments and calls	284,950,245	200,164,277	51,518,109
Activities in held to maturity securities:
Maturities, prepayments and calls	3,960,000	16,420,000	—
Increase in loans, net	(329,573,695)	(636,979,248)	(386,164,624)
Purchases of premises and equipment and software	(19,191,810)	(9,449,780)	(6,350,091)
Proceeds from the sale of premises and equipment	15,970	2,821,702	278,278
Cash and cash equivalents (used for) provided by acquisitions	—	(3,800,000)	38,149,471
Other investments	(6,859,089)	(9,712,133)	(4,905,032)

Net cash used in investing activities	(440,814,081)	(972,271,985)	(385,681,546)

Financing activities:
Net increase in deposits	290,833,250	610,090,035	346,584,243
Net increase (decrease) in repurchase agreements	91,167,303	28,226,963	(5,481,091)
Net increase (decrease) in Federal funds purchased	(71,643,000)	31,781,000	39,862,000
Federal Home Loan Bank:
Issuances	70,000,000	120,531,743	80,000,000
Payments	(41,153,299)	(29,163,002)	(102,304,513)
Net increase (decrease) in borrowings under lines of credit	(18,000,000)	9,000,000	9,000,000
Proceeds from issuance of subordinated debt	—	15,000,000	30,928,000
Exercise of common stock warrants	300,000	250,000	—
Exercise of common stock options and stock appreciation rights	666,034	3,403,457	877,482
Excess tax benefit from stock compensation	53,538	875,114	105,809
Preferred dividends paid	(4,393,750)	—	—
Proceeds from the sale of common stock, net of expenses	109,027,785	21,454,758	—
Proceeds from issuances of preferred stock and common stock warrants, net of expenses	—	94,937,935	—
Costs incurred in connection with registration of common stock issued in merger	—	—	(299,397)

Net cash provided by financing activities	426,857,861	906,388,003	399,272,533

Net increase (decrease) in cash and cash equivalents	76,349,319	(32,251,108)	29,985,013
Cash and cash equivalents, beginning of year	90,252,755	122,503,863	92,518,850

Cash and cash equivalents, end of year	$166,602,074	$90,252,755	$122,503,863

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National). Pinnacle National is a commercial bank headquartered in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.
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
     Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, “Generally Accepted Accounting Principles,” became applicable beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the Codification.
     Use of Estimates —The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangibles, the valuation of other real estate owned and the determination of the valuation of deferred tax assets.
     Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Pinnacle Financial’s stock price has historically traded above its book value per common share and tangible book value per common share. At September 30, and December 31, 2009, the stock price was trading below its book value per common share, but above its tangible book value per common share. Pinnacle Financial performed its annual evaluation of whether there were indications of potential goodwill impairment as of September 30, 2009. The results of our evaluation determined that there was no indication of potential impairment of goodwill at September 30, 2009. Due to the losses we have incurred and the decline in our stock price in the fourth quarter of 2009, we evaluated whether there were indicators of potential goodwill impairment at December 31, 2009, and determined that there was no indication of impairment. Future declines in earnings and cash flows or should our stock price decline further below book value, may require an impairment charge to goodwill. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.
     Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2009 as follows:

	For the years ended December 31,
	2009	2008	2007

Cash Payments:
Interest	$77,333,798	$96,284,366	$76,735,790
Income taxes	3,200,000	12,600,000	7,900,000
Noncash Transactions:
Common stock, stock appreciation rights, and options issued to acquire Mid-America Bancshares, Inc.	—	—	183,509,822
Loans charged-off to the allowance for loan losses	62,598,965	5,133,274	1,341,890
Loans foreclosed upon with repossessions transferred to other real estate	58,974,257	29,127,163	481,915
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other-than-temporary Impairment — In April 2009, the FASB issued ASC 320-10-65-1, “Investments - Debt and Equity Securities,” that amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements as described more fully below. This ASC did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of ASC 320-10-65-1 were effective for the Company’s interim period ending on June 30, 2009. There was no impact from the adoption of ASC 320-10-65-1 on Pinnacle Financial’s financial position, results of operations or cash flows.
     A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss. If a credit loss is identified, management then considers whether it is more-likely-than-not that the company will be required to sell the security prior to recovery. If management concludes that it is not more-likely-than-not that it will be required to sell the security, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity. If the security is determined to be other-than-temporarily impaired, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established.
     Loans Held for Sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and payments have been received and are reflected in the accompanying consolidated statement of operations in gains on loan sales.
     Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2009 and 2008, net deferred loan fees of $855,000 and net deferred loan fees of $106,000, respectively, were included in loans on the accompanying consolidated balance sheets. Net deferred loan fees at December 31, 2009 include the remaining unamortized discount assigned to the loan portfolios acquired in 2007 and 2006.
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
     The estimated loan loss allocation for all four loan portfolio segments is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the four loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various “environmental” factors.
     A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses or the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses.
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
     Pinnacle National is the lessee with respect to several office locations. All such leases are being accounted for as operating leases within the accompanying consolidated financial statements. Several of these leases include rent escalation clauses. Pinnacle National expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2009, the deferred liability associated with these escalating rentals was approximately $878,000 and is included in other liabilities in the accompanying consolidated balance sheets.
     Other Investments — In addition to investments in unconsolidated subsidiaries, Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship based on the common stock and surplus (Federal Reserve Bank of Atlanta) or outstanding borrowings (Federal Home Loan Bank of Cincinnati) of Pinnacle National. At December 31, 2009 and 2008, the cost of these investments was $31,393,000 and $25,389,000, respectively. Pinnacle Financial determined that it is not practicable to estimate the fair value of these investments. Additionally, Pinnacle Financial has recorded certain unconsolidated investments in other entities, at fair value, of $1,999,000 and $1,549,000 at December 31, 2009 and 2008. During 2009 and 2008, Pinnacle Financial recorded a loss of $126,000 and $253,000, respectively, due to reductions in the fair value of these investments. These investments are reflected in the accompanying consolidated balance sheets in other investments.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Other Real Estate Owned — Included in the accompanying consolidated balance sheet at December 31, 2009 and 2008 is $29,603,000 and $18,306,000, respectively, of other real estate owned (OREO). OREO represents properties acquired by Pinnacle National through loan defaults by customers. The property is recorded at the lower of cost or fair value less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable. During the years ended December 31, 2009 and 2008, Pinnacle Financial incurred $14,257,000 and $1,403,000 of foreclosed real estate expense, of which $11,861,000 and $912,000 were realized losses on dispositions and holding losses on valuations of OREO properties during 2009 and 2008, respectively.
     Other Assets — Included in other assets as of December 31, 2009 and 2008, is approximately $1,540,000 and $1,127,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2009, 2008, and 2007, Pinnacle Financial’s amortization expense was approximately $550,000, $453,000, and $208,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.
     Pinnacle National is the owner and beneficiary of various life insurance policies on certain key executives and former directors of Cavalry Bancorp, Inc. (Cavalry), including policies that were acquired in its merger with Cavalry. These policies are reflected in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2009 and 2008, the aggregate cash surrender value of these policies, which is reflected in other assets, was $46,800,000 and $46,300,000, respectively.
     Also included in other assets at December 31, 2009 and 2008 is $708,000 and $1,132,000, respectively, which is related to loan participations which have been sold to correspondent banks. These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial. These amounts are amortized against net interest income over the life of the loan. Amortization of these amounts was $155,000, $358,000, and $361,000 for 2009, 2008, and 2007, respectively.
     In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. Included in other assets at December 31, 2009 is $23.8 million in prepaid risk-based assessments, which includes $1.5 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $22.3 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet as of December 31, 2009.
     Derivative Instruments — In accordance with ASC Topic 815 Derivatives and Hedging, all derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values.
     The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, on the reason for holding it. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings in the period of change. None of the derivatives utilized by Pinnacle Financial have been designated as a hedge.
     Investment Services and Trust Fees — Investment services and trust fees are recognized when earned. As of December 31, 2009 and 2008, Pinnacle Financial had accumulated approximately $933 million and $738 million, respectively, in brokerage assets under management. Additionally, the trust department had accumulated approximately $635 million and $588 million at December 31, 2009 and 2008, respectively, in trust assets under management.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Insurance Sales Commissions — Insurance sales commissions are recognized as of the effective date of the policy and when the premium due under the policy can be reasonably estimated and when the premium is billable to the client, less a provision for commission refunds in the event of policy cancellation prior to termination date.
     Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The net deferred tax asset is reflected as a component of Other Assets on the consolidated balance sheet.
     Pinnacle Financial changed its method of accounting for uncertainty in income taxes as required by FASB Topic ASC 740 effective January 1, 2007. In accordance with ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements.
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
     As of December 31, 2009, there were approximately 2,140,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which is less than the average market price of Pinnacle Financial’s common stock. Additionally, as of December 31, 2009, Pinnacle Financial had outstanding warrants to purchase 552,455 of common shares. Due to the net loss attributable to common stockholders for the year ended December 31, 2009, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on loss per share. For the years ended December 31, 2008 and 2007, there were common stock options of 626,000 and 327,000 outstanding, respectively, which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below. Additionally, as of December 31, 2008, and 2007, Pinnacle Financial had outstanding warrants to purchase 345,000 and 395,000, respectively, of common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for each of the years in the two-year period ended December 31, 2008.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2009:

	2009	2008	2007

Basic earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$(41,429,925)	$30,564,578	$23,041,355

Denominator - Average common shares outstanding	28,395,618	22,793,699	16,100,076
Basic net income (loss) per share available to common stockholders	$(1.46)	$1.34	$1.43

Diluted earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$(41,429,925)	$30,564,578	$23,041,355

Denominator - Average common shares outstanding	28,395,618	22,793,699	16,100,076
Dilutive shares contingently issuable	—	1,260,273	1,155,467

Average diluted common shares outstanding	28,395,618	24,053,972	17,255,543

Diluted net income (loss) per share available to common stockholders	$(1.46)	$1.27	$1.34
     Stock-Based Compensation —Stock-based compensation expense recognized is based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC Subtopic 718-20 Compensation — Stock Compensation Awards Classified as Equity requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award.
     Comprehensive Income (Loss) —Comprehensive income (loss) consists of the total of all components of comprehensive income including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial’s other comprehensive income consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.
     Fair Value Measurement — In September 2006, the FASB issued ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.
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
     Subsequent Events - Pinnacle Financial adopted the provisions of ASC Topic 855, “Subsequent Events”, during the period ended June 30, 2009. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
did not impact the financial statements. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2009, through February 26, 2010, the date Pinnacle Financial issued these financial statements. During this period there were no material recognizable subsequent events that required recognition in our disclosures to the December 31, 2009 financial statements.
Note 2. Acquisitions
     Acquisition – Mid-America Bancshares, Inc. On November 30, 2007, we consummated a merger with Mid-America. Pursuant to the merger agreement, Mid-America shareholders received a fixed exchange ratio of 0.4655 shares of our common stock and $1.50 in cash for each share of Mid-America common stock, or approximately 6.7 million Pinnacle Financial shares and $21.6 million in cash. We financed the cash portion of the merger consideration with the proceeds of a $30 million trust preferred securities offering by an affiliated trust.
     In accordance with ASC 805 Business Combinations, ASC 350 Intangibles – Goodwill and Other, Pinnacle Financial recorded at fair value the following assets and liabilities of Mid-America as of November 30, 2007. The table below details the amounts reported in the consolidated financial statements as of December 31, 2007 and the updated amounts for changes in the purchase price recorded during the year ended December 31, 2008, due to finalization of purchase accounting estimates (in thousands):

Final purchase
price allocation
Cash and cash equivalents	$60,795
Investment securities – available-for-sale	147,766
Loans, net of an allowance for loan losses of $8,695	855,887
Goodwill	132,542
Core deposit intangible	9,436
Other assets	49,993

Total assets acquired	1,256,419

Deposits	957,076
Federal Home Loan Bank advances	61,383
Other liabilities	27,186

Total liabilities assumed	1,045,645

Total consideration paid for Mid-America	$210,774

     Pinnacle Financial recognized $9.4 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the years ended December 31, 2009, 2008, and 2007 approximately $1,097,000, $1,133,000 and $95,000, respectively, was recognized in the accompanying consolidated statement of operations as other noninterest expense, related to this intangible. Amortization expense associated with this identified intangible will approximate $700,000 to $1.1 million per year for the next eight years.
     Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value at the date of acquisition. The discounts and premiums related to financial assets and liabilities are being accreted and amortized into the consolidated statements of operations using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities. For the years ended December 31, 2009, 2008 and 2007, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $686,000, $532,000, and $2.5 million, respectively. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, Pinnacle Financial will recognize increases in net interest income related to amortization and accretion of these purchase accounting adjustments of approximately $800,000 over the next eight years.
     The following pro forma statement of operations assume the merger was consummated on January 1, 2007 and thus the amounts in the pro forma information below will differ from the actual results as presented in the accompanying consolidated statements of operations. The pro forma information does not reflect Pinnacle

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial’s results of operations that would have actually occurred had the merger been consummated on such date (dollars in thousands).

For the year ended
December 31, 2007
(unaudited)
Pro Forma Statement of Operations:
Net interest income	$108,357
Provision for loan losses	14,544
Noninterest income	29,495
Noninterest expense	98,631

Net income before income taxes	24,677
Income tax expense	8,302

Net income available for common stockholders	$16,375

Pro Forma Per Share Information:
Basic net income per common share	$0.72
Diluted net income per common share	$0.68

Weighted average shares outstanding:
Basic	22,776,656
Diluted	23,932,123
     During the years ended December 31, 2008 and 2007, Pinnacle Financial incurred merger related expenses with Mid-America of $7,116,000 and $622,000, respectively. These expenses were directly related to the merger and consisted primarily of retention awards and costs to integrate systems and are reflected on the accompanying consolidated statement of operations as merger related expenses.
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
     Acquisition – Cavalry Bancorp, Inc. On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pursuant to the merger agreement, Pinnacle Financial acquired all Cavalry common stock via a tax-free exchange whereby Cavalry shareholders received a fixed exchange ratio of 0.95 shares of Pinnacle Financial common stock for each share of Cavalry common stock, or approximately 6.9 million Pinnacle Financial shares.
     Pinnacle Financial recognized $13.2 million as a core deposit intangible. This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the three-year period ended December 31, 2009, approximately $1.9 million, $2.0 million and $2.1 million, respectively, was recognized in the accompanying consolidated statements of operations as other noninterest expense. Amortization expense associated with this identified intangible will approximate $1.6 million to $1.8 million per year for the next three years with a lesser amount for the remaining year.
     Acquisition — Beach and Gentry. During the third quarter of 2008, Pinnacle National acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry). Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle National, also located in Murfreesboro. In connection with this acquisition Pinnacle Financial recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $118,000 and $60,000, respectively, during the years ended December 31, 2009 and 2008. Additionally, if certain performance thresholds are met over the three years following the date of acquisition, Pinnacle National will be required to pay up to an additional $1.0 million to the former principal of Beach & Gentry. No payments were made during 2009 or 2008 related to these performance thresholds.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Participation in U.S. Treasury Capital Purchase Program and Sale of Common Stock
     On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $26.64 each and are immediately exercisable and expire 10 years from the date of issuance. Management calculated the accretion amount of the Series A preferred stock discount using the effective interest method which resulted in an effective rate of 6.51%. That is, to accrete the $6.7 million discount on the Series A preferred stock over the next five years on an effective interest method resulted in a calculation of 6.51% for the five year period. The $6.7 million will be accreted as a reduction in net income available for common stockholders over the next five years at approximately $1.3 million to $1.4 million per year. On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preferred stock and the common stock warrants was calculated to be $90.0 million, with 7% of this aggregate total allocated to the warrants and 93% allocated to the Preferred Stock. As a result of this allocation, the $95 million issuance resulted in the warrants having a value of $6.7 million and the Series A preferred stock having an initial value of $88.3 million.
Note 4. Restricted Cash Balances
     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For each of the years ended December 31, 2009 and 2008, the average daily balance maintained at the Federal Reserve was approximately $31,409,000 and $691,000, respectively.
Note 5. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009
		Gross Unrealized	Gross Unrealized	Fair
	Amortized Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Government agency securities	$196,927,928	$959,805	$2,459,428	$195,428,305
Mortgage-backed securities	507,443,622	11,799,596	1,551,804	517,691,414
State and municipal securities	204,028,645	4,489,162	1,222,955	207,294,852
Corporate notes	10,411,342	327,975	141,797	10,597,520

	$918,811,537	$17,576,538	$5,375,984	$931,012,091

Securities held-to-maturity:
U.S. Government agency securities	$—	$—	$—	$—
State and municipal securities	6,542,496	237,300	42,460	6,737,336

	$6,542,496	$237,300	$42,460	$6,737,336

	December 31, 2008
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Securities available-for-sale:
U.S. Government agency securities	$62,861,379	$1,561,974	$—	$64,423,353
Mortgage-backed securities	626,414,161	12,140,209	197,086	638,357,284
State and municipal securities	136,727,876	1,454,803	3,357,443	134,825,236
Corporate notes	1,907,722	3,785	287,952	1,623,555

	$827,911,138	$15,160,771	$3,842,481	$839,229,428

Securities held-to-maturity:
U.S. Government agency securities	$1,997,967	$5,593	$—	$2,003,560
State and municipal securities	8,553,289	172,589	86,465	8,639,413

	$10,551,256	$178,182	$86,465	$10,642,973

     During the year ended December 31, 2009, Pinnacle Financial sold approximately $347 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. Pinnacle Financial realized approximately $8.45 million in gains and $1.59 million in losses from the sale of $347 million of available-for-sale securities. During the second quarter of 2009, Pinnacle Financial determined that an available-for-sale corporate security was other than temporarily impaired as the credit worthiness of the security had deteriorated. This impairment analysis resulted in a $400,000 charge during the second quarter of 2009 with this amount offsetting the gain on the sale of investment securities. Pinnacle Financial had no sales of investment securities during the year ended December 31, 2008. Pinnacle Financial realized approximately $16,000 in gains from the sale of $770,000 of available-for-sale securities during the year ended December 31, 2007. There were no losses on the sale of securities during the year ended December 31, 2007.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2009, approximately $893.6 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
     The amortized cost and fair value of debt securities as of December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
		Fair		Fair
	Amortized Cost	Value	Amortized Cost	Value
|	| | |
Due in one year or less	$1,329,051	$1,352,575	$765,136	$771,610
Due in one year to five years	24,424,053	25,276,450	5,116,965	5,282,748
Due in five years to ten years	127,717,627	128,331,398	660,395	682,978
Due after ten years	257,897,184	258,360,254	—	—

	$411,367,915	$413,320,677	$6,542,496	$6,737,336

     At December 31, 2009 and 2008, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of		Investments with an Unrealized Loss of 12
	less than 12 months		months or longer		Total Investments with an Unrealized Loss
						Unrealized
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Losses

At December 31, 2009:

U.S. government agency securities	$132,265,031	$2,459,428	$—	$—	$132,265,031	$2,459,428
Mortgage-backed securities	128,404,340	1,551,189	76,958	615	128,481,298	1,551,804
State and municipal securities	43,351,971	672,033	8,379,062	593,382	51,731,033	1,265,415
Corporate notes	473,191	141,797	—	—	473,191	141,797

Total temporarily-impaired securities	$304,494,533	$4,824,447	$8,456,020	$593,997	$312,950,553	$5,418,444

At December 31, 2008:

U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	29,622,695	119,315	2,520,127	77,771	32,142,822	197,086
State and municipal securities	28,560,915	1,095,573	32,466,087	2,348,335	61,027,002	3,443,908
Corporate notes	242,520	157,480	859,475	130,472	1,101,995	287,952

Total temporarily-impaired securities	$58,426,130	$1,372,368	$35,845,689	$2,556,578	$94,271,819	$3,928,946

     The applicable date for determining when securities are in an unrealized loss position is December 31, 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.
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
     Because Pinnacle Financial does not intend to sell these securities and it is not more likely than not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2009.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Loans and Allowance for Loan Losses
     The composition of loans at December 31, 2009 and 2008 is summarized in the table below.

	2009	2008

Commercial real estate — Mortgage	$1,118,068,014	$963,530,444
Consumer real estate — Mortgage	756,015,076	675,605,596
Construction and land development	525,270,527	658,798,934
Commercial and industrial	1,071,444,097	966,562,521
Consumer and other	92,584,027	90,409,774

Total Loans	3,563,381,741	3,354,907,269
Allowance for loan losses	(91,958,789)	(36,484,073)

Loans, net	$3,471,422,952	$3,318,423,196

     Pinnacle Financial periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2009 and 2008:

	2009	2008

Lessors of nonresidential buildings	$497,534,000	$406,798,000
Lessors of residential buildings	159,292,000	159,261,000
Land subdividers	218,634,000	319,701,000
New housing operative builders	171,970,000	261,625,000
     Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2009 are as follows:

	2009	2008	2007
|	| |
Balance at beginning of period	$36,484,073	$28,470,207	$16,117,978
Charged-off loans	(62,598,965)	(5,133,274)	(1,341,890)
Recovery of previously charged-off loans	1,315,450	1,933,597	279,491
Allowance from Mid-America acquisition	—	—	8,694,787
Provision for loan losses	116,758,231	11,213,543	4,719,841

Balance at end of period	$91,958,789	$36,484,073	$28,470,207

     At December 31, 2009 and 2008, Pinnacle Financial had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to $124,709,000 and $10,860,000 at December 31, 2009 and 2008, respectively. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $7,087,000, $1,574,000 and $485,000 for each of the years in the three-year period ended December 31, 2009, respectively. For each of the years in the three-year period ended December 31, 2009, the average balance of impaired loans was $95,157,000, $15,694,000 and $5,747,000, respectively. At December 31, 2009, Pinnacle Financial allocated approximately $19,284,000 of its allowance for loan losses for loans considered to be impaired. At December 31, 2008, Pinnacle Financial allocated approximately $2,026,000 of its allowance for loan losses for loans considered to be impaired.
     Impaired loans also include loans that Pinnacle National may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that Pinnacle National may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2009, there were $26.98 million of accruing restructured loans that remain in a performing status. There were no accruing restructured loans at December 31, 2008.
     Potential problem loans, which are not included in nonperforming or restructured loans, amounted to approximately $257.0 million at December 31, 2009 compared to $27.8 million at December 31, 2008. Potential

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, Pinnacle National’s primary regulator, for loans classified as substandard or worse, excluding the impact of nonperforming loans.
     At December 31, 2009, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $40,471,000 to certain directors, executive officers, and their related entities, of which $30,293,000 had been drawn upon. At December 31, 2008, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $36,795,000 to certain directors, executive officers, and their related entities, of which approximately $28,585,000 had been drawn upon. During 2009, $5,998,000 of new loans and extensions on existing lines were made and repayments totaled $4,290,000. None of these loans to certain directors, executive officers, and their related entities, were impaired at December 31, 2009 or 2008. Subsequent to December 31, 2009, Pinnacle National classified $10,400,000 of loans to one of its directors as a potential problem loan.
     During the three-year period ended December 31, 2009, Pinnacle Financial sold participations in certain loans to correspondent banks and other investors at an interest rate that was less than that of the borrower’s rate of interest. During the year ended December 31, 2009, Pinnacle Financial expensed $266,000 compared to a $276,000 and $239,000 gain during the years ended December 31, 2008 and 2007, respectively. These amounts are attributable to changes in the fair value and the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans.
     At December 31, 2009 and 2008, Pinnacle Financial had $12.4 million and $25.5 million in mortgage loans held-for-sale. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle National prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During 2009, Pinnacle Financial recognized $4.7 million in gains on the sale of $641.0 million in mortgage loans held-for-sale, compared to $3.8 million in gains on the sale of $283.5 million in mortgage loans held-for-sale in 2008 and $1.6 million in gains on the sale of $170.0 million in mortgage loans held for sale in 2007.
     At December 31, 2009, Pinnacle Financial owned $29,603,000 in other real estate which had been acquired, usually through foreclosure, from borrowers compared to $18,306,000 at December 31, 2008. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. During the three-year period ended December 31, 2009, Pinnacle Financial incurred $14,257,000, $1,403,000, and $160,000, respectively, of expenses related to foreclosed real estate, of which $11,861,000 and $912,000 were realized losses on dispositions and holding losses on valuations of these properties during 2009 and 2008, respectively. There were no such losses incurred in 2007.
Note 7. Premises and Equipment and Lease Commitments
     Premises and equipment at December 31, 2009 and 2008 are summarized as follows:

	Range of Useful Lives	2009	2008

Land	—	$17,217,814	$17,166,453
Buildings	15 to 30 years	45,997,299	43,103,331
Leasehold improvements	15 to 20 years	16,701,515	6,782,766
Furniture and equipment	3 to 15 years	42,730,536	37,343,504

		122,647,164	104,396,054
Accumulated depreciation and amortization		(41,996,228)	(35,530,833)

		$80,650,936	$68,865,221

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Depreciation and amortization expense was approximately $6,452,000, $6,280,000, and $3,884,000 for each of the years in the three-year period ended December 31, 2009.
     Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2009, 2008 and 2007 totaled $2,633,000, $1,785,000 and $1,346,000, respectively. Rent expense will increase in future periods due to the continued expansion of our office distribution system and the relocation of our corporate headquarters. At December 31, 2009, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows:

2010	$3,714,068
2011	3,526,412
2012	3,572,891
2013	3,343,902
2014	3,290,607
Thereafter	39,745,880

$57,193,760

Note 8. Deposits
     At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$1,469,891,119
2011	147,575,557
2012	20,132,721
2013	3,650,374
2014	2,793,789
2015	182,730

$1,644,226,290

     Additionally, at December 31, 2009 and 2008, approximately $1.24 billion and $1.47 billion, respectively, of time deposits had been issued in denominations of $100,000 or greater.
     At December 31, 2009 and 2008, Pinnacle Financial had $952,000 and $1.6 million, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Note 9. Federal Home Loan Bank Advances and Other Borrowings
     Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”) and as a result, is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assists Pinnacle National in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans with an aggregate carrying value of approximately $1.0 billion as collateral under the borrowing agreements with the FHLB.
     At December 31, 2009 and 2008, Pinnacle Financial had received advances from the FHLB totaling $212,137,000 and $183,966,000, respectively. At December 31, 2009, the scheduled maturities of these advances and interest rates are as follows:

		Scheduled	Weighted average
		Maturities	interest rates

2010		$91,072,065	2.41%
2011		10,000,000	1.90%
2012		30,000,000	3.51%
2013		20,000,000	2.67%
2014		—	—
Thereafter		61,064,510	2.93%

		$212,136,575

	Weighted average interest rate		2.72%

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2009, Pinnacle National had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta’s discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2009, there was no balance owed to correspondents under these agreements. At December 31, 2009, Pinnacle Financial had approximately $600 million in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle National has arranged lines of credit. At December 31, 2008, the balance owed these correspondents amounted to $71,643,000 under these arrangements.
     At December 31, 2008, Pinnacle Financial had a loan agreement related to a $25 million line of credit with a regional bank. This line of credit was originated in February of 2008 and was used to support the growth of Pinnacle National. The $25 million line of credit had a one year term, contained customary affirmative and negative covenants regarding the operation of our business, a negative pledge on the common stock of Pinnacle National and was priced at 30-day LIBOR plus 125 basis points. This line of credit was paid off and cancelled during the second quarter of 2009.
Note 10. Investments in Affiliated Companies and Subordinated Debt
     On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. This loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as 100% Tier 2 capital for regulatory capital purposes until August 2010 and at a decreasing percentage thereafter.
     On December 29, 2003, Pinnacle Financial established PNFP Statutory Trust I; on September 15, 2005 Pinnacle Financial established PNFP Statutory Trust II; on September 7, 2006 Pinnacle Financial established PNFP Statutory Trust III and on October 31, 2007 Pinnacle Financial established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”; “Trust IV” or collectively, the “Trusts”). All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000 and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. The $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and the $82,476,000 obligation is reflected as subordinated debt.
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.05% at December 31, 2009) which is set each quarter and mature on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.848% per annum through September 30, 2010 at which time the securities will bear a floating rate set each quarter at a rate of 140 basis points plus 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.90% at December 31, 2009) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.10% at December 31, 2009) which is set each quarter and mature on September 30, 2037.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Subject to approval by the Federal Reserve Bank of Atlanta and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed prior to maturity at Pinnacle Financial’s option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV. The Trust Preferred Securities may also be redeemed, subject to the limitations imposed under the CPP, at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to Federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
     The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of $60,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II; Trust III or Trust IV.
     Combined summary financial information for the Trusts follows (dollars in thousands):
Combined Summary Balance Sheets

	December 31,	December 31,
	2009	2008

Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$—	$—

Stockholder’s equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476

Total stockholder’s equity	82,476	82,476

Total liabilities and stockholder’s equity	$82,476	$82,476

Combined Summary Income Statement

	Year ended December 31,
	2009	2008	2007

Income – Interest income from subordinated debentures issued by Pinnacle Financial	$3,319	$4,903	$3,965

Net Income	$3,319	$4,903	$3,965

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Combined Summary Statement of Stockholder’s Equity

	Trust	Total
	Preferred	Common	Retained	Stockholder’s
	Securities	Stock	Earnings	Equity

Balances, December 31, 2006	$50,000	$1,548	$—	$51,548
Net income	—	—	3,965	3,965
Issuance of trust preferred securities	30,000	928	—	30,928
Dividends:
Trust preferred securities	—	—	(3,847)	(3,847)
Common- paid to Pinnacle Financial	—	—	(118)	(118)

Balances, December 31, 2007	$80,000	$2,476	$—	$82,476
Net income	—	—	4,903	4,903
Issuance of trust preferred securities	—	—	—	—
Dividends:
Trust preferred securities	—	—	(4,756)	(4,756)
Common- paid to Pinnacle Financial	—	—	(147)	(147)

Balances, December 31, 2008	$80,000	$2,476	$—	$82,476
Net income	—	—	3,319	3,319
Issuance of trust preferred securities	—	—	—	—
Dividends:
Trust preferred securities	—	—	(3,217)	(3,217)
Common- paid to Pinnacle Financial	—	—	(102)	(102)

Balances, December 31, 2009	$80,000	$2,476	$—	$82,476

Note 11. Income Taxes
     ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods. As of December 31, 2009, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2009. As of December 31, 2009, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.
     Pinnacle Financial and its subsidiaries file a consolidated U.S. Federal and state of Tennessee income tax returns. Pinnacle Financial is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009, and the state of Tennessee for the years ended December 31, 2006 through 2009.
     Income tax expense attributable to income (loss) from continuing operations for each of the years in the three-year period ended December 31, 2009 consists of the following:

	2009	2008	2007

Current tax expense (benefit):
Federal	$(4,747,034)	$14,830,936	$6,422,436
State	—	156,068	(407,966)

Total current tax expense	(4,747,034)	14,987,004	6,014,470

Deferred tax expense (benefit):
Federal	(18,366,392)	(2,071,411)	3,318,644
State	(6,279,399)	(548,578)	659,064

Total deferred tax expense (benefit)	(24,645,791)	(2,619,989)	3,977,708

	$(29,392,825)	$12,367,015	$9,992,178

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pinnacle Financial’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2009 is as follows:

	2009	2008	2007

Income tax expense (benefit) at statutory rate	$(22,712,477)	$15,134,326	$11,561,737
State tax expense, net of federal tax effect	(4,081,609)	(259,056)	163,214
Federal tax credits	(360,000)	(360,000)	(360,000)
Tax-exempt securities	(2,302,621)	(1,703,794)	(889,716)
Bank owned life insurance	(181,320)	(301,020)	(220,904)
Insurance premiums	(384,914)	(370,782)	(304,807)
Other items	630,116	227,341	42,654

Income tax expense (benefit)	$(29,392,825)	$12,367,015	$9,992,178

     The effective tax rate for all years is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for each of the years in the three-year period ended December 31, 2009 was $360,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program, and therefore has reflected the impact of the credits in it estimated annual effective tax rate for 2009, 2008, and 2007.
     The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Loan loss allowance	$35,726,925	$14,266,271
Loans	360,812	564,842
Insurance	594,603	392,413
Accrued liability for supplemental retirement agreements	408,682	438,049
Deposits	113,026	301,448
Restricted stock and stock options	2,006,378	1,235,124
FHLB discount	203,293	265,316
Mid-America organization costs	254,799	276,484
Net operating loss carryforward	2,433,172	—
Other deferred tax assets	2,538,980	1,087,840

Total deferred tax assets	44,640,670	18,827,787

Deferred tax liabilities:
Depreciation and amortization	6,362,439	4,912,718
Core deposit intangible asset	4,940,884	6,144,146
Securities	4,802,935	4,343,963
REIT dividends	1,058,721	68,054
FHLB dividends	987,824	987,824
Other deferred tax liabilities	953,629	1,023,654

Total deferred tax liabilities	19,106,432	17,480,359

Net deferred tax assets	$25,534,238	$1,347,428

     A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $65 million. Taxable income (loss) for the years ended December 31, 2009, 2008 and 2007 was approximately $(12.6) million, $42.9 million and $30.4 million, respectively. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.
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
     Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.
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
     The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2009 Pinnacle Financial had accrued $306,000 for the inherent risks associated with off balance sheet commitments.
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at December 31, 2009 is as follows:

Commitments to extend credit	$946,888,000
Standby letters of credit	89,732,000
     At December 31, 2009, the fair value of Pinnacle Financial’s standby letters of credit was $312,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     Visa Litigation– Pinnacle National is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc. (Visa), for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Pinnacle National’s indemnification obligation is limited to its membership proportion of Visa USA. On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report to the SEC on Form 10-K for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. Accordingly, Pinnacle National expensed and recognized a

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contingent liability in the amount of $145,000 as an estimate for its membership proportion of the American Express settlement and the potential Discover settlement, as well as its membership proportion of the amount that Pinnacle National estimates will be required for Visa to settle the remaining covered litigation. During the fourth quarter 2008, Pinnacle National expensed and recognized an additional $28,000 contingent liability for the revised estimated settlement of Visa’s Discover litigation.
     Visa completed an initial public offering (IPO) in March 2008. Visa used a portion of the proceeds from the IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Pinnacle Financial recognized a pre-tax gain of $140,000 on redemption proceeds received from Visa, Inc. and reversed $63,000 of the $173,000 litigation expense recognized as its pro-rata share of the $3.0 billion escrow funded by Visa, Inc. During the year ended 2009, Pinnacle Financial recognized a gain of $15,000 related to an additional escrow contribution made by Visa, Inc. The timing for ultimate settlement of all covered litigation is not determinable at this time.
Note 13. Director and Officer Common Stock Warrants
     Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with eight current members of Pinnacle Financial’s Board of Directors and four other organizers of Pinnacle Financial were awarded, in 2000, warrants to acquire 406,000 shares of common stock at $5.00 per share in connection with guarantees of organizational expenses. Prior to 2009, 61,000 warrants were exercised. During 2009, 60,000 warrants were exercised and, as a result, 285,000 unexercised warrants were outstanding and exercisable at December 31, 2009. The outstanding warrants expire August 17, 2010.
Note 14. Salary Deferral Plans and Cavalry Supplemental Executive Retirement Agreements
     Pinnacle Financial has a 401(k) retirement plan (the “401k Plan”) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 15% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% in Pinnacle Financial stock during 2009, 2008 and 2007. Subsequent to the merger with Mid-America, from November 30, 2007 through December 31, 2007, certain employees participated in the Bank of the South 401(k) Plan and the PrimeTrust 401(k) Plan. The Bank of the South 401(k) Plan and the PrimeTrust 401(k) were merged into the Pinnacle Financial 401(k) plan on January 1, 2008. Pinnacle Financial’s expense associated with the matching component of the plan(s) for each of the years in the three-year period ended December 31, 2009 was approximately $1,844,000, $1,615,000 and $762,000, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.
     Prior to the merger with Pinnacle Financial, Cavalry maintained an employee stock ownership plan for the benefit of certain employees (the “Cavalry ESOP”). The Cavalry ESOP is a noncontributory retirement plan adopted by Cavalry in 1998 for the benefit of certain employees who meet minimum eligibility requirements. Cavalry was the plan sponsor and with the merger with Pinnacle Financial, Pinnacle Financial became the plan sponsor on March 15, 2006. On March 15, 2006, the Cavalry ESOP owned approximately 683,000 common shares of Pinnacle Financial. The Cavalry ESOP had no liabilities as of March 15, 2006, thus all of the Pinnacle Financial shares owned by the Cavalry ESOP were available for distribution to the participants in the Cavalry ESOP pursuant to the terms of the plan. The terms of the Cavalry ESOP did not change as a result of the merger with Pinnacle Financial.
     Pursuant to the terms of the Cavalry ESOP, participation in the plan has been frozen as of March 15, 2006 and all participants in the plan were fully vested prior to the merger date. All assets of the plan were allocated to the participants pursuant to the plan’s provisions. Thus, Pinnacle Financial is not required to make future contributions to the Cavalry ESOP. Distributions to participants are only made upon the termination from employment from Pinnacle Financial or the participant’s death, at which time distributions will be made to the participant’s beneficiaries.
     Pinnacle National serves as the Trustee of the Cavalry ESOP. During the three-year period ended December 31, 2009, Pinnacle National assessed the Cavalry ESOP no fees as Trustee. Additionally, Pinnacle National incurred administrative expenses of $10,000, $10,000, and $27,000, respectively, primarily auditing and consulting expenses,

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to maintain the plan. During 2009, the Cavalry ESOP was terminated and all participant accounts were merged with and into the Pinnacle 401k Plan.
     Prior to the merger with Pinnacle Financial, Cavalry had adopted nonqualified noncontributory supplemental retirement agreements (the “Cavalry SRAs”) for certain directors and executive officers of Cavalry. Cavalry invested in and, as a result of the Cavalry merger, Pinnacle Financial is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy value. When a participant retires, the accumulated gains on the policy allocated to such participant, if any, will be distributed to the participant in equal installments for 15 years (the “Primary Benefit”). In addition, any annual gains after the retirement date of the participant will be distributed on an annual basis for the lifetime of the participant (the “Secondary Benefit”). As a result of the merger with Pinnacle Financial, all participants became fully vested in the Cavalry SRAs. No new participants have been added to the Cavalry SRAs following the merger with Pinnacle Financial.
     The Cavalry SRAs also provide the participants with death benefits, which is a percentage of the net death proceeds for the policy, if any, applicable to the participant. The death benefits are not taxable to Pinnacle Financial or the participant’s beneficiary.
     Pinnacle Financial recognized approximately $22,000, $59,000 and $59,000 in compensation expense in each year of the three-year period ended December 31, 2009 related to the Cavalry SRAs. During 2007, compensation expense related to the Cavalry SRAs was reduced by $330,000 due to Pinnacle Financial offering a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement. Two individuals remain as participants in the Cavalry SRAs. Additionally, Pinnacle Financial incurred approximately $4,000, $4,000 and $6,000 in administrative expenses to maintain the Cavalry SRA during the three-year period ended December 31, 2009. At December 31, 2009 and 2008, included in other liabilities is $1,042,000 and $1,117,000, respectively, which represents the net present value of the future obligations owed the remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2009 and 2008.
     In June 2006, the Emerging Issues Task Force issued ASC Subtopic 715-60 Compensation – Retirement Benefits, Defined Benefit Plans, and Other Postretirement Split Dollar Life Insurance Arrangements. ASC Subtopic 715-60 concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date was for fiscal years beginning after December 15, 2007. On January 1, 2008, Pinnacle Financial accounted for ASC Subtopic 715-60 as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment of $599,000 to beginning retained earnings, net of tax.
Note 15. Stock Options, Stock Appreciation Rights and Restricted Shares
     Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At December 31, 2009, there were approximately 924,000 shares available for issue under these plans.
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
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 487,835 Pinnacle shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $6.63 per share and $21.37 per share. At December 31, 2009, there were approximately 78,000 shares available for issue under the Mid-America Plans to associates of Pinnacle Financial or Pinnacle National that were associates of Mid-America or its affiliates at the time of the merger.
Common Stock Options and Stock Appreciation Rights
     As of December 31, 2009, of the 2,140,000 stock options and 10,000 stock appreciation rights outstanding, 1,196,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 944,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder. All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant. All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.
     A summary of the activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2009 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2006	1,658,459	$12.93

Additional stock option grants and stock appreciation rights resulting from assumption of the Mid-America Plan	487,835	14.54
Granted	376,543	30.66
Stock options exercised	(99,741)	8.68
Stock appreciation rights exercised (2)	(465)	21.37
Forfeited	(23,808)	28.00

Outstanding at December 31, 2007	2,398,823	$16.84

Granted	163,360	21.51
Stock options exercised	(264,104)	12.81
Stock appreciation rights exercised (3)	(3,738)	15.60
Forfeited	(62,241)	23.76

Outstanding at December 31, 2008	2,232,100	$17.41

Granted	—	—
Stock options exercised	(63,754)	9.67
Stock appreciation rights exercised (4)	—	—
Forfeited	(18,572)	26.80

Outstanding at December 31, 2009	2,149,774	$17.54	5.23	$6,643

Outstanding and expected to vest at December 31, 2009	2,116,717	$17.42	5.21	$6,623

Options exercisable at December 31, 2009	1,648,960	$14.12	4.59	$6,566

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $14.22 per common share for the 912,000 options and stock appreciation rights that were in-the-money at December 31, 2009.

(2)	The 465 stock appreciation rights exercised during 2007 settled in 121 shares of Pinnacle Financial common stock.

(3)	The 3,738 stock appreciation rights exercised during 2008 settled in 1,208 shares of Pinnacle Financial common stock.

(4)	There were no stock appreciation rights exercised during 2009.
     During the year ended December 31, 2009, approximately 227,000 option awards vested at an average exercise price of $22.57. Those awards which vested and were in the money had an intrinsic value of approximately $2.6 million.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During each of the years in the three-year period ended December 31, 2009, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial’s equity incentive plans was $640,000, $3,409,000 and $2,067,000, respectively, determined as of the date of option exercise. As of December 31, 2009, there was approximately $3.5 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.11 years.
     Pinnacle Financial adopted ASC Subtopic 718-20 Compensation – Stock Compensation Awards Classified as Equity using the modified prospective transition method on January 1, 2006. Accordingly, during the three-years ended December 31, 2009, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimates using the Black-Scholes valuation model. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. As ASC Subtopic 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2009, 2008, and 2007 has been reduced for estimated forfeitures. The impact on the results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with ASC Subtopic 718-20 (related to stock option awards) for the three-year period ended December 31, 2009 was as follows:

	Awards granted
	with
	the intention to be
	classified
	as incentive stock	Non-qualified stock
	options	option awards	Totals

For the year ended December 31,2009:
Stock-based compensation expense	$227,200	$1,579,529	$1,806,729
Deferred income tax benefit	—	619,649	619,649

Impact of stock-based compensation expense after deferred income tax benefit	$227,200	$959,880	$1,187,080

Impact on earnings (loss) per share:
Basic –weighted average shares outstanding	$0.01	$0.03	$0.04

Fully diluted – weighted average shares outstanding	$0.01	$0.03	$0.04

For the year ended December 31,2008:
Stock-based compensation expense	$308,901	$1,613,478	$1,922,379
Deferred income tax benefit	—	632,967	632,967

Impact of stock-based compensation expense after deferred income tax benefit	$308,901	$980,511	$1,289,412

Impact on earnings per share:
Basic –weighted average shares outstanding	$0.01	$0.04	$0.06

Fully diluted – weighted average shares outstanding	$0.01	$0.04	$0.05

For the year ended December 31,2007:
Stock-based compensation expense	$481,009	$1,222,432	$1,703,441
Deferred income tax benefit	—	479,560	479,560

Impact of stock-based compensation expense after deferred income tax benefit	$481,009	$742,872	$1,223,881

Impact on earnings per share:
Basic –weighted average shares outstanding	$0.03	$0.05	$0.08

Fully diluted – weighted average shares outstanding	$0.03	$0.04	$0.07

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     There were no options granted in the year ended December 31, 2009. The fair value of options granted for the years ended December 31, 2008 and 2007 were estimated using the Black-Scholes option pricing model and the following assumptions:

	2008	2007

Risk free interest rate	3.20%	4.70%
Expected life of options	6.50 years	6.50 years
Expected dividend yield	0.00%	0.00%
Expected volatility	28.5%	21.1%
Weighted average fair value	$7.76	$10.57
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
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards or stock appreciation rights outstanding as of December 31, 2009 under the 2004 Equity Incentive Plan. During the three-year period ended December 31, 2009, Pinnacle Financial awarded 42,551 shares in 2007, 190,468 shares in 2008 and 310,773 shares in 2009 of restricted common stock awards to certain Pinnacle Financial associates and outside directors.
     A summary of activity for unvested restricted share awards for the years ended December 31, 2009, 2008, and 2007 follows:

		Grant Date Weighted-
		Average
	Number	Cost

Unvested at December 31, 2006	34,248	$30.19

Shares awarded	42,301	29.16
Restrictions lapsed and shares released to associates/directors	(16,510)	28.45
Shares forfeited	—	—

Unvested at December 31, 2007	60,039	$29.94

Shares awarded	190,718	23.30
Restrictions lapsed and shares released to associates/directors	(11,403)	27.56
Shares forfeited	(7,473)	25.20

Unvested at December 31, 2008	231,881	$24.76

Shares awarded	310,733	19.13
Restrictions lapsed and shares released to associates/directors	(39,838)	24.20
Shares forfeited	(21,892)	29.48

Unvested at December 31, 2009	480,884	$21.03

     Status of 2007 Restricted Share Awards: There were 42,551 restricted share awards granted during 2007. The following discusses the current status of these awards:
–	The forfeiture restrictions on 25,296 restricted share awards granted to associates in 2007 lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period), excluding the impact of any merger related expenses in 2007 and thereafter. The 2007 and 2008 performance targets were not met and, as a result, for the restrictions on these shares to lapse, a cumulative three-year performance target for the three-year period ended December 31, 2009 was required to be met. As of the date of this filing that the three-year cumulative target was not met, and these shares will be forfeited during the year ended December 31, 2010.

–	The forfeiture restrictions on 14,025 restricted share awards lapse in five traunches on the anniversary date of the grant. During 2009, the restrictions on 2,525 of these shares lapsed.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
–	During 2007, 3,230 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapsed on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each board member received an award of 323 shares. All board members who had been granted these restricted shares met their attendance goals.
     Status of 2008 Restricted Share Awards: There were 190,468 restricted share awards granted during 2008. The following discussed the current status of these awards:
–	The forfeiture restrictions on 26,805 restricted share awards granted to associates in 2008 lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period), excluding the impact of any merger related expenses in 2008 and thereafter. The 2008 and 2009 performance targets were not met and, as a result, for the restrictions on these shares to lapse, a cumulative three-year performance target for the three-year period ended December 31, 2010 will be required to be met, otherwise these shares are subject to forfeiture.

–	The forfeiture restrictions on another 26,805 restricted share awards granted to associates lapse in equal annual traunches on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier. In January 2009, 3,262 of these shares vested.

–	The forfeiture restrictions on 127,095 restricted share awards granted to associates lapse in five traunches on the anniversary date of the grant. In January 2009, the restrictions on 25,079 of these shares lapsed.

–	During 2008, 9,763 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each board member received an award of 751 shares. All board members who had been granted these restricted shares met their attendance goals with the exception of one outside board member who resigned his board seat during 2008 and forfeited his restricted share award.
     Status of 2009 Restricted Share Awards: There were 310,773 restricted share awards granted during 2009. The following discusses the current status of these awards:
–	The forfeiture restrictions on 30,878 restricted share awards granted to associates in 2009 lapse in three separate traunches should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period). The 2009 performance targets were not met and, as a result, for the restrictions on these shares to lapse, a cumulative three-year performance target for the three-year period ended December 31, 2011 will be required to be met, otherwise the 2009 awards are subject to forfeiture.

–	The forfeiture restrictions on another 92,669 restricted share awards granted to associates lapse in equal annual traunches on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier so long as Pinnacle Financial is profitable for the fiscal year immediately preceding the vesting date. As of the date of this filing, due to the profitability component not being met, 8,870 shares are considered forfeited.

–	The forfeiture restrictions on 173,114 restricted share awards lapse in five traunches on the anniversary date of the grant. In January 2010, the restrictions on 21,800 of these shares lapsed.

–	During 2009, 14,112 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each board member received an award of 1,008 shares. All board members who had been granted these restricted shares met their attendance goals.
     Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately. Compensation expense associated with the time based

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award.
     A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2009, follows:

	2009	2008	2007

Stock-based compensation expense	$1,444,274	$425,050	$396,378
Income tax benefit	566,589	166,747	155,499

Impact of stock-based compensation expense, net of income tax benefit	$877,685	$258,303	$240,879

Impact on earnings (loss) per share:
Basic –weighted average shares outstanding	$0.03	$0.01	$0.01

Fully diluted – weighted average shares outstanding	$0.03	$0.01	$0.01

     During the years ended December 31, 2009, 2008, and 2007, $172,000, $328,000 and $54,000, respectively, in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.
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
     A summary of Pinnacle Financial’s interest rate swaps as of December 31, 2009 is included in the following table (in thousands):

	At December 31, 2009
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$248,843	$10,237
Pay variable / receive fixed swaps	248,843	(10,054)

Total	$497,686	$183

Note 17. Employment Contracts
     Pinnacle Financial has entered into, and subsequently amended, four continuously automatic-renewing three-year employment agreements with four of its senior executives, the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer. These agreements, as amended, will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement. The agreements specify that in certain defined “Terminating Events,” Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses. These Terminating Events include disability, cause, without cause and other events. In connection with the CPP, the agreements were modified in 2008 to comply with certain limitations specified in the CPP for payment upon certain terminations of employment. In 2009, and in

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
connection with the ongoing developments and updated and revised regulations related to executive compensation issued by the U.S. Treasury under the CPP, the four senior executives again waived their right to receive certain benefits from Pinnacle Financial should payment of the benefit be prohibited by the CPP’s limitations on executive compensation at the time of payment would have otherwise been triggered.
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
Note 18. Related Party Transactions
     A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial. For each of the years in the three-year period ended December 31, 2009, Pinnacle Financial incurred approximately $282,000, $287,000, and $309,000, respectively, in expense for services rendered by this public relations company. Another director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.
     During 2004, Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”), acquired a 24.5% membership interest in Collateral Plus, LLC. Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions. An employee of Pinnacle National also owns a 24.5% interest in Collateral Plus, LLC. PCEH’s 24.5% ownership of Collateral Plus, LLC resulted in pre-tax earnings of $309,000 in 2009, $95,000 in 2008, and $274,000 in 2007.
     Also see “Note 6-Loans and Allowance for Loan Losses” concerning loans and other extensions of credit to certain directors, officers, and their related entities.
Note 19. Fair Value of Financial Instruments
     In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.
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
     Other investments – Included in other investments are investments in certain nonpublic private equity funds. The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy.
     Other real estate owned — Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate owned is included in Level 3 of the valuation hierarchy.
     Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements. The carrying amount of the cash surrender

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered. Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy.
Liabilities
     Other liabilities — Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements. The fair value of these liabilities is based on information obtained from a third party bank and is reflected within Level 2 of the valuation hierarchy.
     The following tables present the financial instruments carried at fair value as of December 31, 2009 and 2008, by caption on the consolidated balance sheets and by ASC Topic 820 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of December 31,

	Total carrying	Quoted market	Models with	Models with
	value in the	prices in an active	significant	significant
	consolidated	market	observable market	unobservable market
	balance sheet		parameters	parameters
		(Level 1)	(Level 2)	(Level 3)

2009
Investment securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	195,428	—	195,428	—
Mortgage-backed securities	517,691	—	517,691	—
State and municipal securities	207,295	—	207,295	—
Corporate notes and other	10,598	—	10,598	—

Total investment securities available for sale	931,012		931,012
Other investments	1,999	—	—	1,999
Other assets	57,391	—	9,872	47,519

Total assets at fair value	$990,402	$—	$940,884	$49,518

Other liabilities	$10,054	$—	$10,054	$—

Total liabilities at fair value	$10,054	$—	$10,054	$—

2008
Investment securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	64,423	—	64,423	—
Mortgage-backed securities	638,357	—	602,677	35,680
State and municipal securities	134,825	—	134,415	410
Corporate notes and other	1,624	—	1,224	400

Total investment securities available for sale	839,229		802,739	36,490
Other investments	1,549	—	—	1,549
Other assets	63,784	—	16,309	47,475

Total assets at fair value	$904,562	$—	$819,048	$85,514

Other liabilities	$16,431	$—	$16,431	$—

Total liabilities at fair value	$16,431	$—	$16,431	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at fair value on a nonrecurring basis as of December 31,

			Models with	Models with
	Total carrying	Quoted market	significant	significant
	value in the	prices in an active	observable market	unobservable market
	consolidated	market	parameters	parameters
	balance sheet
2009		(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$29,603	$—	$—	$29,603
Impaired loans, net (1)	105,425	—	—	105,425

Total	$135,028	$—	$—	$135,028

2008
Other real estate owned	$18,306	$—	$—	$18,306
Impaired loans, net (1)	10,860	—	—	10,860

Total	$29,166	$—	$—	$29,166

(1)	Amount is net of a valuation allowance of $19.3 million as required by ASC Subtopic 310-10,“Receivables.”
Changes in level 3 fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2009 (including the change in fair value) for financial instruments classified by Pinnacle Financial within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2009		2008
Twelve months ended December 31, (in thousands)	Other assets	Other liabilities	Other assets	Other liabilities

Fair value, January 1	$48,974	$—	$35,614	$—
Total realized gains (losses) included in income	245	—	420	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at December 31	—	—	—	—
Purchases, issuances and settlements, net	577	—	12,940	—
Transfers in and/or (out) of Level 3	(278)	—	—	—

Fair value, December 31	$49,518	$—	$48,974	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$245	$—	$420	$—

     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Due From Banks and Federal Funds Sold - The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.
Securities held to maturity- Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
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
Mortgage loans held-for-sale — The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.
Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Borrowings and Subordinated Debt - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities. For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at December 31, 2009 and December 31, 2008 were as follows (in thousands):

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and Federal funds sold	$166,602	$166,602	$90,253	$90,253
Securities available-for-sale	931,012	931,012	839,229	839,229
Securities held-to-maturity	6,542	6,737	10,551	10,643
Mortgage loans held-for-sale	12,441	12,441	25,477	25,477
Loans, net	3,471,423	3,477,104	3,318,423	3,338,609
Derivative assets	10,237	10,237	16,309	16,309

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$4,099,064	$4,119,262	$3,717,544	$3,727,094
Federal Home Loan Bank advances and other borrowings	212,655	215,503	201,966	205,297
Federal Funds Purchased	—	—	71,643	71,643
Subordinated debt	97,476	102,607	97,476	104,268
Derivative liabilities	10,054	10,054	16,431	16,431

	Notional Amount		Notional Amount

Off-balance sheet instruments:
Commitments to extend credit	$946,888	$—	$1,010,353	$—
Standby letters of credit	89,732	312	85,975	325
Note 20. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (“OCC”). Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP. Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. During the year ended December 31, 2009, Pinnacle National paid dividend payments of $8.2 million to Pinnacle Financial to fund Pinnacle Financial’s interest payments due on its subordinated indebtedness and the preferred stock dividend payable on the shares issued to the U.S. Treasury in the CPP. Pursuant to federal banking regulations and due to losses incurred in 2009, beginning in 2010, Pinnacle National had no net retained profits from the previous two years available for dividend payments to Pinnacle Financial. Pinnacle National may not, subsequent to January 1, 2010, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances.
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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2009 and December 31, 2008, that

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2009

Total capital to risk weighted assets:
Pinnacle Financial	$586,410	14.77%	$317,616	8.0%	not applicable
Pinnacle National	$488,518	12.29%	$317,894	8.0%	$397,367	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$521,256	13.13%	$158,808	4.0%	not applicable
Pinnacle National	$423,321	10.65%	$158,947	4.0%	$238,420	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$521,256	10.65%	$195,831	4.0%	not applicable
Pinnacle National	$423,321	8.65%	$195,672	4.0%	$244,590	5.0%

At December 31, 2008

Total capital to risk weighted assets:
Pinnacle Financial	$498,175	13.52%	$294,698	8.0%	not applicable
Pinnacle National	$424,798	11.55%	$294,281	8.0%	$367,851	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$446,635	12.12%	$147,349	4.0%	not applicable
Pinnacle National	$373,258	10.15%	$147,140	4.0%	$220,711	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$446,635	10.47%	$170,700	4.0%	not applicable
Pinnacle National	$373,258	8.75%	$170,717	4.0%	$213,396	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.
In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. Had these new minimum requirements been effective as of December 31, 2009, Pinnacle National would have been in compliance with these new minimum requirements. As noted above, Pinnacle National had 8.65% of Tier 1 capital to average assets and 12.29% of total capital to risk-weighted assets ratio at December 31, 2009.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21. Parent Company Only Financial Information
     The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009:
CONDENSED BALANCE SHEETS

	2009	2008

Assets:
Cash and cash equivalents	$99,847,913	$85,089,190
Investments in consolidated subsidiaries	686,710,164	636,278,407
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	928,000
Other investments	1,999,123	1,548,615
Current income tax receivable	7,613,652	1,107,618
Other assets	4,256,269	2,070,010

	$802,903,121	$728,569,839

Liabilities and stockholders’ equity:
Income taxes payable to subsidiaries	$19,344,038	$487,763
Subordinated debt and other borrowings	82,476,000	100,476,000
Other liabilities	62,902	307,680
Stockholders’ equity	701,020,181	627,298,396

	$802,903,121	$728,569,839

CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007

Revenues — Interest income	$364,501	$242,546	$347,787
Expenses:
Interest expense — subordinated debentures	3,318,982	5,470,827	4,012,243
Stock-based compensation expense	3,251,003	2,347,429	2,099,819
Other expense	888,709	442,654	303,827

Loss before income taxes and equity in undistributed income of subsidiaries	(7,094,193)	(8,018,364)	(6,068,102)
Income tax benefit	(2,420,852)	(3,021,794)	(2,195,146)

Loss before equity in undistributed income of subsidiaries and accretion on preferred stock discount	(4,673,341)	(4,996,570)	(3,872,956)
Equity in undistributed income (loss) of subsidiaries	(30,826,626)	35,870,488	26,914,311

Net income (loss)	(35,499,967)	30,873,918	23,041,355
Preferred stock dividends	4,815,972	263,889	—
Accretion on preferred stock discount	1,113,986	45,451	—

Net income (loss) available to common stockholders	$(41,429,925)	$30,564,578	$23,041,355

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007

Operating activities:
Net income (loss)	$(35,499,967)	$30,873,918	$23,041,355
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock-based compensation expense	3,251,003	2,347,429	2,099,819
Loss on other investments	126,181	253,153	—
Decrease in income tax payable, net	(6,996,798)	(1,171,651)	(1,528,956)
(Increase) decrease in other assets	(3,345,104)	2,839,142	183,770
Increase (decrease) in other liabilities	19,098,558	(1,104,509)	495,586
Excess tax benefit from stock compensation	(53,538)	(875,114)	(105,809)
Deferred tax benefit (expense)	1,161,845	3,818,553	67,501
Equity in undistributed income (loss) of subsidiaries	30,826,626	(35,870,488)	(26,914,311)

Net cash provided (used) by operating activities	8,568,806	1,110,433	(2,661,045)

Investing activities —
Investment in unconsolidated subsidiaries	—	—	(928,000)
Investment in consolidated subsidiaries:
Banking subsidiaries	(80,787,000)	(54,975,000)	(20,250,000)
Other subsidiaries	(100,000)	(250,000)	—
Investments in other entities	(576,689)	(546,633)	(1,189,488)
Cash and cash equivalents used in merger with Mid-America	—	—	(21,557,773)

Net cash used by investing activities	(81,463,689)	(55,771,633)	(43,925,261)

Financing activities —
Proceeds from issuance of subordinated debt	—	—	30,928,000
Net increase (decrease) in borrowings from line of credit	(18,000,000)	9,000,000	—
Exercise of common stock warrants	300,000	250,000	—
Exercise of common stock options	666,034	3,403,457	877,482
Preferred dividends paid	(4,393,751)	—	—
Excess tax benefit from stock compensation arrangements	53,538	875,114	105,809
Issuance of common stock, net of offering costs	109,027,785	21,454,758	—
Issuance of preferred stock, net of offering costs	—	94,937,935	—
Costs incurred in connection with registration of common stock issued in mergers	—	—	(299,397)

Net cash provided by financing activities	87,653,606	129,921,264	31,611,894

Net increase (decrease) in cash	14,758,723	75,260,064	(14,974,412)
Cash and cash equivalents, beginning of year	85,089,190	9,829,126	24,803,538

Cash and cash equivalents, end of year	$99,847,913	$85,089,190	$9,829,126

     During each of the years ended in the three-year period December 31, 2009, Pinnacle National paid dividends of $8,213,000, $5,025,000 and $1,250,000, respectively, to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Quarterly Financial Results (unaudited)
     A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2009 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2009
Interest income	$49,518	$50,028	$52,442	$53,727
Net interest income	28,700	30,512	34,548	37,030
Provision for loan losses	13,610	65,320	22,134	15,694
Net income (loss) before taxes	2,983	(54,813)	(7,130)	(5,935)
Net income (loss)	2,090	(31,776)	(3,347)	(2,467)
Net income (loss) available to common stockholders	643	(33,247)	(4,852)	(3,977)
Basic net income (loss) per share available to common stockholders	$0.03	$(1.33)	$(0.15)	$(0.12)
Diluted net income (loss) per share per share available to common stockholders	$0.03	$(1.33)	$(0.15)	$(0.12)

2008
Interest income	$52,161	$48,774	$51,873	$53,273
Net interest income	27,359	27,682	29,282	29,892
Provision for loan losses	1,591	2,787	3,125	3,710
Net income before taxes	8,644	10,878	12,083	11,636
Net income	6,065	7,961	8,795	8,053
Net income available to common stockholders	6,065	7,961	8,795	7,744
Basic net income per share available to common stockholders	$0.27	$0.36	$0.38	$0.33
Diluted net income per share available to common stockholders	$0.26	$0.34	$0.36	$0.31

2007
Interest income	$33,739	$35,508	$38,347	$43,338
Net interest income	17,082	17,661	18,960	22,009
Provision for loan losses	788	900	772	2,260
Net income before taxes	8,196	7,828	8,410	8,599
Net income	5,602	5,426	5,772	6,242
Basic net income per share available to common stockholders	$0.36	$0.35	$0.37	$0.35
Diluted net income per share available to common stockholders	$0.34	$0.33	$0.35	$0.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management Report on Internal Control Over Financial Reporting
The report of Pinnacle Financial’s management on Pinnacle Financial’s internal control over financial reporting is set forth on page 57 of this Annual Report on Form 10-K. The report of Pinnacle Financial’s independent registered public accounting firm on Pinnacle Financial’s internal control over financial reporting is set forth on page 59 of this Annual Report on Form 10-K.
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2010 under the headings “Corporate Governance — Code of Conduct,” “Proposal #1 Election of Directors — Audit Committee,” “Proposal #1 Election of Directors — Nominees for Election to the Board,” “Executive Management Information,” “Section 16A Beneficial Ownership Reporting Compliance” and “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2010 under the heading, “Proposal #1 Election of Directors — Director Compensation,” “Executive Compensation” and “Human Resources and Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2010 under the heading, “Security Ownership of Certain Beneficial Owners and Management,” and are incorporated herein by reference.
     The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2009:

			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights	and Rights	Column)
Equity compensation plans approved by shareholders:
2000 Stock Incentive Plan	755,904	$6.11	—
2004 Equity Incentive Plan	1,068,889	$26.79	923,658
1999 Cavalry Bancorp, Inc. Stock Option Plan	71,590	$10.74	—
Bank of the South 2001 Stock Option Plan	45,298	$17.69	—
PrimeTrust Bank 2001 Statutory-Non-Statutory Stock Option Plan	27,943	$7.52	—
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	57,528	$12.89	—
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	122,622	$15.67	78,227
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	2,149,774	$17.54	1,001,885

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2010 under the headings, “Security Ownership of Certain Beneficial Owners and Management — Certain Relationships and Related Transactions,” and “Corporate Governance — Director Independence” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2010 under the heading, “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

3.1	Amended and Restated Charter, (3)
3.2	Bylaws (4)
4.1.1	Specimen Common Stock Certificate (5)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
4.2	Series A Preferred Stock Certificate (6)
10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (Commerce Street location) (5)
10.2	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (5)
10.3	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)
10.4	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *
10.5	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (5) *
10.6	Green Hills Office Lease (7)
10.7	Form of Restricted Stock Award Agreement (8)
10.8	Form of Incentive Stock Option Agreement (9)
10.9	Lease Agreement for West End Lease (9)
10.10	Lease Amendments for Commerce Street location (9)
10.11	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (10) *
10.12	Fourth Amendment to Commerce Street Lease (28)
10.13	Employment Agreement by and between Pinnacle National Bank and William S. Jones (11) *
10.14	Form of Restricted Stock Agreement for non-employee directors (12) *
10.15	Form of Non-Qualified Stock Option Agreement (13) *
10.16	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (14) *
10.17	Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *
10.18	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *
10.19	Form of Non-Qualified Stock Option Agreement (15)*
10.20	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (15) *
10.21	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (15) *
10.22	Form of Restricted Stock Award Agreement (16) *
10.23	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (17)
10.24	2008 Annual Cash Incentive Plan (18) *
10.25	Form of Restricted Stock Award Agreement (18) *
10.26	2008 Special Cash Incentive Plan (19) *
10.27	2008 Named Executive Officer Compensation Summary (20) *
10.28	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (20) *
10.29	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (20) *
10.30	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (20) *
10.31	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (20) *
10.32	Bank of the South 2001 Stock Option Plan (20)
10.33	PrimeTrust Bank 2001 Statutory — Nonstatutory Stock Option Plan (20) *
10.34	PrimeTrust Bank 2005 Statutory — Nonstatutory Stock Option Plan (20) *
10.35	Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (20) *
10.36	Amendment No. 1 to Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (3) *
10.37	Revolving Credit Agreement by and between Pinnacle Financial Partners, Inc. and SunTrust Bank dated February 28, 2008 (21)
10.38	Pinnacle Financial Partners, Inc. Stock Purchase Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (22)
10.39	Registration Rights Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008. (22)

Exhibit No.	Description
10.40	Subordinated Capital Note Series 2008-1 Note Purchase/Loan Agreement by and between Pinnacle National Bank and SunTrust Bank dated August 5, 2008 (23)
10.41	Pinnacle National Bank Subordinated Capital Note Series 2008-1 dated August 5, 2008 (23)
10.42	Securities Purchase Agreement by and between the United States Department of the Treasury and Pinnacle Financial Partners, Inc. dated December 12, 2008 (6)
10.43	Warrant to purchase 534,910 shares of Common Stock of Pinnacle Financial Partners, Inc. (6)
10.44	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated December 12, 2008* (24)
10.45	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated December 12, 2008*(24)
10.46	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated December 12, 2008*(24)
10.47	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated December 12, 2008*(24)
10.48	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Charles B. McMahan dated December 12, 2008*(24)
10.49	2009 Named Executive Officer Compensation Summary*
10.50	Amendment No. 5 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (25)
10.51	2009 Annual Cash Incentive Plan (26)
10.52	2010 Annual Cash Incentive Plan (27)
10.53	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated November 24, 2009*
10.54	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated November 24, 2009*
10.55	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated November 24, 2009*
10.56	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated November 24, 2009*
10.57	Bonus Agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009*
10.58	Loan agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program
99.2	Certification of the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program

(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 8-A/A filed on January 12, 2009.

(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 26, 2009.

(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(6)	Registrant hereby incorporates by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2008.

(7)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(9)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(11)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.

(13)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.

(14)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.

(15)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.

(16)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.

(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.

(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(20)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.

(21)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 5, 2008.

(22)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on July 18, 2008.

(23)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 5, 2008.

(24)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on February 19, 2009.

(25)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 27, 2009.

(26)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 6, 2009.

(27)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2010.

(28)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 21, 2009.
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

PINNACLE FINANCIAL PARTNERS, INC
	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 26, 2010		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Chairman of the Board	February 26, 2010

/s/ M. Terry Turner M. Terry Turner	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Harold R. Carpenter Harold R. Carpenter	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Sue R. Atkinson Sue R. Atkinson	Director	February 26, 2010

/s/ H. Gordon Bone H. Gordon Bone	Director	February 26, 2010

/s/ Gregory L. Burns Gregory L. Burns	Director	February 26, 2010

/s/ James C. Cope James C. Cope	Director	February 26, 2010

/s/ Colleen Conway-Welch Colleen Conway-Welch	Director	February 26, 2010

/s/ Clay T. Jackson Clay T. Jackson	Director	February 26, 2010

/s/ William H. Huddleston William H. Huddleston	Director	February 26, 2010

/s/ Ed C. Loughry, Jr. Ed C. Loughry, Jr.	Director	February 26, 2010

/s/ David Major David Major	Director	February 26, 2010

/s/ Hal N. Pennington Hal N. Pennington	Director	February 26, 2010

/s/ Dale W. Polley Dale W. Polley	Director	February 26, 2010

SIGNATURES	TITLE	DATE
/s/ Wayne J. Riley Wayne J. Riley	Director	February 26, 2010

/s/ Gary Scott Gary Scott	Director	February 26, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1
Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc.(schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (1)

2.2
Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Mid-America Bancshares, Inc. (schedules and exhibits to which been omitted pursuant to Items 601(b)(2) of Regulations S-K) (2)

3.1	Amended and Restated Charter, (3)

3.2	Bylaws (4)

4.1.1	Specimen Common Stock Certificate (5)

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock

4.2	Series A Preferred Stock Certificate (6)

10.1	Lease Agreement by and between TMP, Inc. (former name of Pinnacle Financial Partners, Inc.) and Commercial Street Associates dated March 16, 2000 (Commerce Street location) (5)

10.2	Form of Pinnacle Financial Partners, Inc.’s Organizers’ Warrant Agreement (5)

10.3	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)

10.4	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *

10.5	Form of Pinnacle Financial Partners, Inc.’s Stock Option Award (5) *

10.6	Green Hills Office Lease (7)

10.7	Form of Restricted Stock Award Agreement (8)

10.8	Form of Incentive Stock Option Agreement (9)

10.9	Lease Agreement for West End Lease (9)

10.10	Lease Amendments for Commerce Street location (9)

10.11	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (10) *

10.12	Fourth Amendment to Commerce Street Lease (28)

10.13	Employment Agreement by and between Pinnacle National Bank and William S. Jones (11) *

10.14	Form of Restricted Stock Agreement for non-employee directors (12) *

10.15	Form of Non-Qualified Stock Option Agreement (13) *

10.16	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (14) *

10.17	Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *

10.18	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (15) *

10.19	Form of Non-Qualified Stock Option Agreement (15)*

10.20	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (15) *

10.21	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (15) *

10.22	Form of Restricted Stock Award Agreement (16) *

10.23	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (17)

10.24	2008 Annual Cash Incentive Plan (18) *

10.25	Form of Restricted Stock Award Agreement (18) *

10.26	2008 Special Cash Incentive Plan (19) *

10.27	2008 Named Executive Officer Compensation Summary (20) *

10.28	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (20) *

10.29	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (20) *

10.30	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (20) *

10.31	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (20) *

10.32	Bank of the South 2001 Stock Option Plan (20)

10.33	PrimeTrust Bank 2001 Statutory — Nonstatutory Stock Option Plan (20) *

10.34	PrimeTrust Bank 2005 Statutory — Nonstatutory Stock Option Plan (20) *

10.35	Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (20) *

10.36	Amendment No. 1 to Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (3) *

Exhibit No.	Description
10.37	Revolving Credit Agreement by and between Pinnacle Financial Partners, Inc. and SunTrust Bank dated February 28, 2008 (21)

10.38	Pinnacle Financial Partners, Inc. Stock Purchase Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (22)

10.39	Registration Rights Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008. (22)

10.40	Subordinated Capital Note Series 2008-1 Note Purchase/Loan Agreement by and between Pinnacle National Bank and SunTrust Bank dated August 5, 2008 (23)

10.41	Pinnacle National Bank Subordinated Capital Note Series 2008-1 dated August 5, 2008 (23)

10.42	Securities Purchase Agreement by and between the United States Department of the Treasury and Pinnacle Financial Partners, Inc. dated December 12, 2008 (6)

10.43	Warrant to purchase 534,910 shares of Common Stock of Pinnacle Financial Partners, Inc. (6)

10.44	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated December 12, 2008* (24)

10.45	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated December 12, 2008*(24)

10.46	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated December 12, 2008*(24)

10.47	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated December 12, 2008*(24)

10.48	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Charles B. McMahan dated December 12, 2008*(24)

10.49	2009 Named Executive Officer Compensation Summary*

10.50	Amendment No. 5 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (25)

10.51	2009 Annual Cash Incentive Plan (26)

10.52	2010 Annual Cash Incentive Plan (27)

10.53	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated November 24, 2009*

10.54	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated November 24, 2009*

10.55	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated November 24, 2009*

10.56	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated November 24, 2009*

10.57	Bonus Agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009*

10.58	Loan agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009*

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program

99.2	Certification of the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program

(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.

(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.

(3)	Registrant hereby incorporates by reference to Registrant’s Form 8-A/A filed on January 12, 2009.

(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 26, 2009.

2

(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).

(6)	Registrant hereby incorporates by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2008.

(7)	Registrant hereby incorporates by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 as filed with the SEC on March 29, 2001.

(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.

(9)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.

(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.

(11)	Registrant hereby incorporates by reference to Registrant’s Registration Statement on Form S-4, as amended (File No. 333-129076).

(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.

(13)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.

(14)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.

(15)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.

(16)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.

(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.

(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.

(20)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.

(21)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 5, 2008.

(22)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on July 18, 2008.

(23)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 5, 2008.

(24)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on February 19, 2009.

(25)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 27, 2009.

(26)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 6, 2009.

(27)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2010.

(28)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 21, 2009.
Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III, and PNFP Statutory Trust IV of an aggregate of $80,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith. Pinnacle Financial has, however, agreed to

3

furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

4