Form 10-Q
period 2010-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2010-05-10
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-31225
, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Third Avenue, Suite 800, Nashville, Tennessee	37201

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2010 there were 33,358,109 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2010

FORWARD-LOOKING STATEMENTS
Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “should, “ “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial Partners, Inc. to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the continued reduction of Pinnacle Financial’s loan balances and, conversely, the inability of Pinnacle Financial to ultimately grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) increased competition with other financial institutions; (vi) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (vii) rapid fluctuations or unanticipated changes in interest rates; (viii) the results of regulatory examinations; (ix) the development of any new market other than Nashville or Knoxville; (x) a merger or acquisition; (xi) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xii) the impact of governmental restrictions on entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); (xiii) further deterioration in the valuation of other real estate owned; (xiv) inability to comply with regulatory capital requirements; (xv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy; and (xvi) Pinnacle Financial recording a valuation allowance related to its deferred tax asset. A more detailed description of these and other risks is contained in Pinnacle Financial’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Part I. Financial Information
Item 1.
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and noninterest-bearing due from banks	$46,822,867	$55,651,737
Interest-bearing due from banks	38,764,484	19,338,499
Federal funds sold	9,692,871	41,611,838
U.S. treasury securities	—	50,000,000

Cash and cash equivalents	95,280,222	166,602,074

Securities available-for-sale, at fair value	984,564,511	931,012,091
Securities held-to-maturity (fair value of $4,895,786 and $6,737,336 at March 31, 2010 and December 31, 2009, respectively)	4,760,626	6,542,496
Mortgage loans held-for-sale	11,611,169	12,440,984

Loans	3,479,536,093	3,563,381,741
Less allowance for loan losses	(90,061,570)	(91,958,789)

Loans, net	3,389,474,523	3,471,422,952

Premises and equipment, net	82,790,935	80,650,936
Other investments	41,516,674	40,138,660
Accrued interest receivable	18,510,567	19,083,468
Goodwill	244,104,764	244,107,086
Core deposits and other intangible assets	12,940,090	13,686,091
Other real estate owned	24,703,886	29,603,439
Other assets	111,431,377	113,520,727

Total assets	$5,021,689,344	$5,128,811,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$522,927,520	$498,087,015
Interest-bearing	499,303,051	483,273,551
Savings and money market accounts	1,266,418,995	1,198,012,445
Time	1,547,711,998	1,644,226,290

Total deposits	3,836,361,564	3,823,599,301
Securities sold under agreements to repurchase	200,488,602	275,465,096
Federal Home Loan Bank advances	157,319,424	212,654,782
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	6,335,771	6,555,801
Other liabilities	23,446,969	12,039,843

Total liabilities	4,321,428,330	4,427,790,823
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at March 31, 2010, and December 31, 2009	89,820,627	89,462,633
Common stock, par value $1.00; 90,000,000 shares authorized; 33,351,118 issued and outstanding at March 31, 2010 and 33,029,719 issued and outstanding at December 31, 2009	33,351,118	33,029,719
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	525,823,682	524,366,603
Retained earnings	38,004,024	43,372,743
Accumulated other comprehensive income, net of taxes	9,913,161	7,440,081

Total stockholders’ equity	700,261,014	701,020,181

Total liabilities and stockholders’ equity	$5,021,689,344	$5,128,811,004

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans, including fees	$41,075,107	$38,525,745
Securities:
Taxable	9,087,588	9,087,687
Tax-exempt	2,050,253	1,474,654
Federal funds sold and other	477,142	430,240

Total interest income	52,690,090	49,518,326

Interest expense:
Deposits	13,463,815	17,733,785
Securities sold under agreements to repurchase	552,313	360,787
Federal Home Loan Bank advances and other borrowings	2,114,055	2,723,502

Total interest expense	16,130,183	20,818,074

Net interest income	36,559,907	28,700,252
Provision for loan losses	13,225,920	13,609,535

Net interest income after provision for loan losses	23,333,987	15,090,717

Noninterest income:
Service charges on deposit accounts	2,365,311	2,476,951
Investment services	1,236,383	854,103
Insurance sales commissions	1,099,019	1,305,209
Gain on loan sales and loan participations, net	562,598	1,287,772
Gain on investment sales, net	364,550	4,346,146
Trust fees	896,573	657,708
Other noninterest income	1,961,212	2,207,634

Total noninterest income	8,485,646	13,135,523

Noninterest expense:
Salaries and employee benefits	17,004,526	14,751,049
Equipment and occupancy	5,366,187	4,235,328
Other real estate owned	5,402,153	700,595
Marketing and other business development	753,918	439,516
Postage and supplies	733,539	830,138
Amortization of intangibles	746,001	758,533
Other noninterest expense	6,160,231	3,527,865

Total noninterest expense	36,166,555	25,243,024

(Loss) income before income taxes	(4,346,922)	2,983,216
Income tax expense (benefit)	(523,697)	893,008

Net (loss)income	(3,823,225)	2,090,208
Preferred stock dividends	1,187,500	1,187,500
Accretion on preferred stock discount	357,994	259,342

Net (loss) income available to common stockholders	$(5,368,719)	$643,366

Per share information:
Basic net (loss) income per common share available to common stockholders	$(0.16)	$0.03

Diluted net (loss) income per common share available to common stockholders	$(0.16)	$0.03

Weighted average shares outstanding:
Basic	32,558,016	23,510,994

Diluted	32,558,016	24,814,408

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Preferred Stock		Common Stock
								Accumulated
					Common Stock	Additional Paid-in		Other Comp.	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Retained Earnings	Income, net	Equity

Balances, December 31, 2008	95,000	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	50,485	50,485	—	570,131	—	—	620,616
Issuance of restricted common shares, net of forfeitures	—	—	249,078	249,078	—	(249,078)	—	—	—
Restricted shares withheld for taxes	—	—	(984)	(984)	—	(20,239)	—	—	(21,223)
Compensation expense for restricted shares	—	—	—	—	—	440,748	—	—	440,748
Compensation expense for stock options	—	—	—	—	—	434,314	—	—	434,314
Accretion on preferred stock dividend	—	259,342	—	—	—	—	(259,342)	—	—
Preferred dividends paid	—	—	—	—	—	—	(831,250)	—	(831,250)
Comprehensive income:
Net income	—	—	—	—	—	—	2,090,208	—	2,090,208
Net unrealized holding gains on securities available-for-sale, net of deferred tax benefit of $1,006,524	—	—	—	—	—	—	—	1,614,421	1,614,421

Total comprehensive income									3,704,629

Balances, March 31, 2009	95,000	$88,607,989	24,060,703	$24,060,703	$6,696,804	$418,216,850	$85,380,063	$8,683,821	$631,646,230

Balances, December 31, 2009	95,000	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, and related tax benefits	—	—	70,573	70,573	—	636,726	—	—	707,299
Issuance of restricted common shares, net of forfeitures	—	—	258,705	258,705	—	(258,705)	—	—	—
Restricted shares withheld for taxes	—	—	(7,879)	(7,879)	—	(107,011)	—	—	(114,890)
Compensation expense for restricted shares	—	—	—	—	—	741,573	—	—	741,573
Compensation expense for stock options	—	—	—	—	—	444,496	—	—	444,496
Accretion on preferred stock discount	—	357,994	—	—	—	—	(357,994)	—	—
Preferred dividends paid	—	—	—	—	—	—	(1,187,500)	—	(1,187,500)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(3,823,225)	—	(3,823.225)
Net unrealized holding gains on securities available-for-sale, net of deferred tax expense of $1,596,494	—	—	—	—	—	—	—	2,473,080	2,473,080

Total comprehensive loss									(1,350,145)

Balances, March 31, 2010	95,000	$89,820,627	33,351,118	$33,351,118	$3,348,402	$525,823,682	$38,004,024	$9,913,161	$700,261,014

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2010	2009

Operating activities:
Net (loss)income	$(3,823,225)	$2,090,208
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	1,051,879	699,726
Depreciation and amortization	2,875,880	2,650,715
Provision for loan losses	13,225,920	13,609,535
Gain on loan sales and loan participations, net	(562,598)	(1,287,772)
Gain on investment sales, net	(364,550)	(4,346,146)
Net gains on sale of premises and equipment and software	(4,365)	(7,899)
Stock-based compensation expense	1,186,069	875,062
Deferred tax benefit	(1,529,004)	(3,749,584)
Losses on foreclosed real estate and other investments	4,819,280	390,390
Excess tax benefit from stock compensation	(2,321)	(40,595)
Mortgage loans held for sale:
Loans originated	(70,806,622)	(191,052,542)
Loans sold	72,195,961	192,931,675
Increase in other assets	8,397,287	1,135,420
Increase in other liabilities	11,187,099	2,293,669

Net cash provided by operating activities	37,846,690	16,191,862

Investing activities:
Activities in securities available-for-sale:
Purchases	(161,445,670)	(267,868,777)
Sales	30,431,826	209,913,423
Maturities, prepayments and calls	79,906,149	45,514,061
Activities in securities held-to-maturity:
Sales	954,389	—
Maturities, prepayments and calls	1,764,999	—
Decrease (increase) in loans, net	62,168,779	(128,853,928)
Purchases of premises and equipment and software	(4,003,674)	(1,687,876)
Proceeds from the sale of premises and equipment and software	4,365	7,899
Other investments	(931,600)	(1,603,900)

Net cash provided by (used in) investing activities	8,849,563	(144,579,098)

Financing activities:
Net increase in deposits	12,846,742	217,854,751
Net (decrease) increase in securities sold under agreements to repurchase	(74,976,494)	25,293,195
Net decrease in Federal funds purchased	—	(71,246,000)
Advances from Federal Home Loan Bank:
Issuances	70,000,000	35,000,000
Payments	(125,295,583)	(15,284,031)
Preferred dividends paid	(1,187,500)	(831,250)
Exercise of common stock options and stock appreciation rights	592,409	599,401
Excess tax benefit from stock compensation	2,321	40,595

Net cash (used in) provided by financing activities	(118,018,105)	191,426,661

Net (decrease) increase in cash and cash equivalents	(71,321,852)	63,039,425
Cash and cash equivalents, beginning of period	166,602,074	90,252,755

Cash and cash equivalents, end of period	$95,280,222	$153,292,180

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank “Pinnacle National.” Pinnacle National is a commercial bank headquartered in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.
     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2009 Annual Report previously filed on Form 10-K.
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
     Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangibles, the valuation of other real estate owned, and the determination of the valuation of deferred tax assets.
     Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2010 and 2009 was as follows:

	For the three months ended March 31,
	2010	2009
Cash Transactions:
Interest	$16,474,470	$19,999,896
Income taxes received	8,189,745	—
Noncash Transactions:
Loans charged-off to the allowance for loan losses	15,746,176	4,852,185
Loans foreclosed upon and transferred to other real estate owned	6,346,272	4,838,298
Net unrealized holding gains on available-for-sale securities, net of deferred taxes	2,473,080	1,614,421
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
     As of March 31, 2010, there were approximately 2,050,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. Additionally, as of March 31, 2010, Pinnacle Financial had outstanding warrants to purchase 552,455 shares of common stock. Due to the net loss attributable to common stockholders for the three months ended March 31, 2010, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on loss per share. As of March 31, 2009, there were 2,171,000 stock options and 11,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights had at March 31, 2009 exercise prices and compensation costs attributable to current services, which when

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
considered in relation to the average market price of Pinnacle Financial’s common stock, were considered dilutive and were considered in Pinnacle Financial’s diluted earnings per share available to common stockholders calculation for the three months ended March 31, 2009. As of March 31, 2009, Pinnacle Financial had outstanding warrants to purchase 345,000 shares of common stock which have been considered in the calculation of Pinnacle Financial’s diluted earnings per share for the three months ended March 31, 2009.
     The following is a summary of the basic and diluted earnings per share calculations for the three months ended March 31, 2010 and 2009:

	For the three months ended
	March 31,
	2010	2009
Basic earnings per share calculation:
Numerator - Net (loss) income available to common stockholders	$(5,368,719)	$643,366

Denominator - Average common shares outstanding	32,558,016	23,510,994
Basic net (loss) income per share available to common stockholders	$(0.16)	$0.03

Diluted earnings per share calculation:
Numerator - Net(loss) income available to common stockholders	$(5,368,719)	$643,366

Denominator - Average common shares outstanding	32,558,016	23,510,994
Dilutive shares contingently issuable	—	1,303,414

Average diluted common shares outstanding	32,558,016	24,814,408

Diluted net (loss) income per share available to common stockholders	$(0.16)	$0.03
Recently Adopted Accounting Pronouncements
     Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860 Transfers and Servicing amended previous guidance on accounting for transfers of financial assets. The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered. Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure. Pinnacle Financial adopted this new guidance on January 1, 2010. Adoption of this new guidance did not have a significant impact on the Company’s financial condition or results of operations, given Pinnacle Financial’s limited involvement in financial asset transfer activities.
     Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also who has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
an enterprise’s involvement with variable interest entities. The new guidance was adopted by Pinnacle Financial on January 1, 2010. The new guidance did not have a material effect on the Company’s financial position or results of operations.
     In the first quarter of 2010, the Financial Accounting Standards Board updated Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.
     Also during the first quarter of 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009.
Note 2. Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock
     On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the Treasury for $95 million pursuant to the Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $26.64 each and are immediately exercisable and expire 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the operations and capital levels of Pinnacle National. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. Pinnacle Financial can redeem the preferred shares issued to the Treasury under the CPP at any time subject to a requirement that it must consult with its primary federal regulators before redemption. On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	132,559,347	714,760	480,783	132,793,324
Mortgage-backed securities	618,233,888	13,953,361	1,430,037	630,757,212
State and municipal securities	207,083,631	4,544,752	1,261,924	210,366,459
Corporate notes and other	10,401,324	369,452	123,260	10,647,516

	$968,278,190	$19,582,325	$3,296,004	$984,564,511

Securities held-to-maturity:
U.S. government agency securities	$—	$—	$—	$—
State and municipal securities	4,760,626	161,424	26,264	4,895,786

	$4,760,626	$161,424	$26,264	$4,895,786

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	196,927,928	959,805	2,459,428	195,428,305
Mortgage-backed securities	507,443,622	11,799,596	1,551,804	517,691,414
State and municipal securities	204,028,645	4,489,162	1,222,955	207,294,852
Corporate notes	10,411,342	327,975	141,797	10,597,520

	$918,811,537	$17,576,538	$5,375,984	$931,012,091

Securities held-to-maturity:
U.S. government agency securities	$—	$—	$—	$—
State and municipal securities	6,542,496	237,300	42,460	6,737,336

	$6,542,496	$237,300	$42,460	$6,737,336

     During the three months ended March 31, 2010, Pinnacle Financial realized approximately $611,000 in gains and $246,000 in losses from the sale of $30.4 million of available-for-sale securities and approximately $954,000 of held to maturity securities. Pinnacle Financial sold these held to maturity securities as a result of the underlying credit support for these securities being terminated and, after evaluation, we elected to not maintain these securities in our portfolio. At March 31, 2010, approximately $910.9 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
     The amortized cost and fair value of debt securities as of March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair		Fair
	Cost	Value	Amortized Cost	Value

Due in one year or less	$1,962,710	$1,993,188	$1,330,184	$1,355,620
Due in one year to five years	24,017,498	24,853,287	3,430,442	3,540,166
Due in five years to ten years	120,633,402	122,223,937	—	—
Due after ten years	203,430,692	204,736,887	—	—

	350,044,302	353,807,299	4,760,626	4,895,786
Mortgage-backed securities	618,233,888	630,757,212	507,443,622	517,691,414

	$968,278,190	$984,564,511	$512,204,248	$522,587,200

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At March 31, 2010 and December 31, 2009, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an		Investments with an		Total Investments
	Unrealized Loss of less than		Unrealized Loss of		with an
	12 months		12 months or longer		Unrealized Loss

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At March 31, 2010:

U.S. government agency securities	$35,603,254	$226,887	$11,985,448	$253,896	$47,588,702	$480,783
Mortgage-backed securities	173,013,274	1,429,212	57,663	825	173,070,937	1,430,037
State and municipal securities	46,436,410	847,215	8,108,943	440,973	54,545,353	1,288,188
Corporate notes	—	—	505,196	123,260	505,196	123,260

Total temporarily-impaired securities	$255,052,938	$2,503,314	$20,657,250	$818,954	$275,710,188	$3,322,268

At December 31, 2009:

U.S. government agency securities	$132,265,031	$2,459,428	$—	$—	$132,265,031	$2,459,428
Mortgage-backed securities	128,404,340	1,551,189	76,958	615	128,481,298	1,551,804
State and municipal securities	43,351,971	672,033	8,379,062	593,382	51,731,033	1,265,415
Corporate notes	473,191	141,797	—	—	473,191	141,797

Total temporarily-impaired securities	$304,494,533	$4,824,447	$8,456,020	$593,997	$312,950,553	$5,418,444

     The applicable date for determining when securities are in an unrealized loss position is March 31, 2010. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.
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
     Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment rating, tax status, or the underlying credit support is terminated, Pinnacle Financial will generally sell the security, but will review each security on a case by case basis. Pinnacle Financial notes that the sales that took place during the first quarter of 2010 were primarily related to securities that lost their underlying credit support. As noted in the table above, at March 31, 2010, Pinnacle Financial had unrealized losses of $3.3 million on $275.7 million of available-for-sale securities. Because Pinnacle Financial does not intend to sell these securities and it is not more likely than not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at March 31, 2010 and December 31, 2009 is summarized in the table below.

	At March 31,	At December 31,
	2010	2009

Commercial real estate – mortgage	$1,144,246,006	$1,118,068,014
Consumer real estate – mortgage	730,247,460	756,015,076
Construction and land development	486,295,880	525,270,527
Commercial and industrial	1,031,512,024	1,071,444,097
Consumer and other	87,234,723	92,584,027

Total loans	3,479,536,093	3,563,381,741
Allowance for loan losses	(90,061,570)	(91,958,789)

Loans, net	$3,389,474,523	$3,471,422,952

Changes in the allowance for loan losses for the three months ended March 31, 2010 and for the year ended December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Balance at beginning of period	$91,958,789	$36,484,073
Charged-off loans	(15,746,176)	(62,598,965)
Recovery of previously charged-off loans	623,037	1,315,450
Provision for loan losses	13,225,920	116,758,231

Balance at end of period	$90,061,570	$91,958,789

     At March 31, 2010, Pinnacle Financial had certain impaired loans of $131,381,000 which were on nonaccruing interest status. At December 31, 2009, Pinnacle Financial had certain impaired loans of $124,709,000 which were on nonaccruing interest status. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $2,625,000 and $690,000 for the three months ended March 31, 2010 and 2009, respectively.
     Impaired loans also include loans that Pinnacle National may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that Pinnacle National may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a term of no less than six months and it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans and/or the cash flows of the underlying business appear adequate to support the restructured debt service. Once a relationship is classified as a restructured loan and in accordance with industry practice, the relationship will remain classified as a restructured loan until the borrower can demonstrate adherence to the restructured terms through the end of the current fiscal year. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2010, there were $9.53 million of accruing restructured loans that remain in a performing status. There were $26.98 million of accruing restructured loans at December 31, 2009.
     Potential problem loans, which are not included in nonperforming assets, amounted to approximately $303.7 million at March 31, 2010, compared to $257.0 million at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.
     At March 31, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $23,440,000 to directors, executive officers, and their related entities, of which $17,476,000 had been drawn upon. During the three months ended March 31, 2010, $742,000 of loan and other commitment increases and $13,559,000 of principal and other reductions were made by directors, executive officers, and their related entities. Additionally, loans outstanding to directors, executive officers and their related entities decreased from December 31, 2009 to March 31, 2010 due to the resignation of one of Pinnacle Financial’s board members. The terms on these loans and extensions are on substantially the same terms customary for other persons similarly

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
situated for the type of loan involved. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2010.
     At March 31, 2010, Pinnacle Financial had approximately $11.6 million of mortgage loans held-for-sale compared to approximately $12.4 million at December 31, 2009. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the three months ended March 31, 2010, Pinnacle Financial recognized $566,000 in gains on the sale of these loans compared to $1,522,000, during the three months ended March 31, 2009.
     At March 31, 2010, Pinnacle Financial owned $24,704,000 in other real estate owned which had been acquired, usually through foreclosure, from borrowers compared to $29,603,000 at December 31, 2009. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. The other real estate is initially recorded at fair value less costs to sell. These fair values are periodically updated based on new appraisals and other information.
Note 5. Income Taxes
     Under FASB ASC 740, “Income Taxes,” companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. Pinnacle Financial’s effective tax rate differs from the Federal income tax statutory rates of 35% primarily due to investments in bank qualified municipal securities, bank owned life insurance, federal tax credits, state tax expense, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.
     Also impacting the effective tax rate for 2010 and 2009 are Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the year ending December 31, 2010 is $360,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2010 and 2009.
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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at March 31, 2010 is as follows:

Commitments to extend credit	$968,339,000
Standby letters of credit	89,247,000
     At March 31, 2010, the fair value of Pinnacle Financial’s standby letters of credit was $285,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
      On May 1-2, 2010, the Middle Tennessee area experienced significant rainfall which caused substantial flooding, in many cases above previously marked flood plain boundaries (i.e., exceeded the 100-year flood plain). Pinnacle National experienced minimal damage to its facilities and equipment and was also required to temporarily relocate personnel to other offices throughout its footprint. These matters are not expected to be material to Pinnacle National’s financial position or results of operations. In addition, Pinnacle National believes that a number of its borrowers, both residential and commercial, have been displaced as a result of flooding. In all likelihood, the real estate that collateralizes Pinnacle National’s loans to these borrowers will have been damaged and, in some cases, completely destroyed. Because some of this collateral was not in a designated flood zone, it is likely that certain borrowers did not carry a valid flood insurance policy to reimburse them for flood losses. Pinnacle National has not identified all affected borrowers or the extent of their losses or the resulting impact of these events on its financial position and results of operations however it anticipates completing a preliminary assessment before June 30, 2010.
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2010 will not have a material impact on Pinnacle Financial’s financial statements.
Note 7. Stock Options, Stock Appreciation Rights and Restricted Shares
     Pinnacle Financial has two equity incentive plans. Additionally, Pinnacle Financial has acquired equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (“Cavalry”) and Mid-America Bancshares, Inc. (“Mid-America”) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At March 31, 2010, there were approximately 771,000 shares available for issuance under all of these plans.
     During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial’s common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. At March 31, 2010, there were 29,452 Pinnacle Financial shares remaining to be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans was adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. There were 235,241 Pinnacle Financial shares which could be acquired by the participants in the Mid-America Plans at exercise prices that ranged between $7.52 per share and $20.41 per share. At March 31, 2010, there were approximately 72,000 shares available for issue under the Mid-America Plans, which shares may only be issued to Pinnacle associates that were Mid-America associates prior to the merger.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock Options and Stock Appreciation Rights
     As of March 31, 2010, there were 2,049,728 stock options and 9,766 stock appreciation rights outstanding to purchase common shares. A summary of the activity within the equity incentive plans during the three months ended March 31, 2010 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Remaining Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2009	2,149,774	$17.54	5.23	$6,643
Granted	—	—
Exercised (2)	(70,573)	8.52
Forfeited	(19,707)	17.64

Outstanding at March 31, 2010	2,059,494	$17.85	5.07	$7,003

Outstanding and expected to vest as of March 31, 2010	2,026,505	$17.74	5.06	$6,978

Options exercisable at March 31, 2010 (3)	1,697,186	$14.91	4.62	$6,875

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $15.11 per common share for the approximately 896,000 options and stock appreciation rights that were in-the-money at March 31, 2010.

(2)	There were no stock appreciation rights exercised during the three months ended March 31, 2010.

(3)	In addition to these outstanding options, there were 285,000 warrants issued to founders of Pinnacle Financial that were outstanding at March 31, 2010 and December 31, 2009. Additionally, there were 267,455 warrants outstanding at March 31, 2010 and December 31, 2009 that were issued in conjunction with the CPP. These warrants, if exercised, will result in the issuance of common shares.
     During the three months ended March 31, 2010, approximately 364,000 option awards vested at an average exercise price of $22.05 and an intrinsic value of approximately $4.1 million.
     As of March 31, 2010, there was approximately $3.3 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 2.12 years.
     During the three months ended March 31, 2010 and 2009, Pinnacle Financial recorded stock option compensation expense of $445,000 and $434,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
     There were no options granted in the three month period ended March 31, 2010 and 2009.
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of March 31, 2010 under either of these plans. During the three months ended March 31, 2010, Pinnacle Financial awarded 297,769 shares of restricted common stock to certain Pinnacle Financial associates and outside directors.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of activity for unvested restricted share awards for the three months ended March 31, 2010 is as follows:

		Grant Date
	Number	Weighted-Average Cost

Unvested at December 31, 2009	480,884	$21.03
Shares awarded	297,769	14.45
Restrictions lapsed and shares released to associates/directors	(57,484)	20.86
Shares forfeited	(46,943)	24.98

Unvested at March 31, 2010	674,226	$17.75

     Status of 2010 Restricted Share Awards: There were 297,769 restricted share awards granted during the three months ended March 31, 2010. The following discusses the current status of these awards:
- The forfeiture restrictions on 19,397 restricted share awards granted to named executive officers in 2010 lapse in three installments as follows; 66.6% on the second anniversary date should Pinnacle Financial achieve certain earnings and soundness targets, and 33.4% on the third anniversary date should Pinnacle Financial achieve certain earnings and soundness targets (or, alternatively, the cumulative three-year period).
- The forfeiture restriction on another 58,203 restricted share awards granted to named executive officers lapse in one lump sum on the second anniversary date of the grant so long as Pinnacle Financial is profitable for the fiscal year immediately preceding the vesting date.
- The forfeiture restrictions on 19,853 restricted share awards granted to executive management personnel in 2010 lapse in three equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period).
- The forfeiture restrictions on another 59,568 restricted share awards granted to executive management personnel lapse in equal installments on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier.
- The forfeiture restrictions on 123,549 restricted share awards lapse in five equal installments on the anniversary date of the grant.
- During the first quarter of 2010, 17,199 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each non-employee board member received an award of 1,323 shares.
     Compensation expense associated with the performance-based restricted share awards is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately. Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the three months ended March 31, 2010 and 2009, Pinnacle Financial recognized approximately $742,000 and $441,000, respectively, in compensation costs attributable to all restricted share awards issued prior to the end of those periods.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Pinnacle Financial and its banking subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle National must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial’s and Pinnacle National capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2010, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial’s and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2010

Total capital to risk weighted assets:
Pinnacle Financial	$582,486	15.02%	$309,573	8.0%	not applicable
Pinnacle National	$485,222	12.54%	$310,311	8.0%	$391,143	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$518,479	13.37%	$155,155	4.0%	not applicable
Pinnacle National	$421,329	10.89%	$154,786	4.0%	$234,686	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$518,479	10.64%	$194,832	4.0%	not applicable
Pinnacle National	$421,329	8.64%	$195,024	4.0%	$210,664	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
     In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. As noted above, Pinnacle National had 8.64% of Tier 1 capital to average assets and 12.54% of total capital to risk-weighted assets ratio at March 31, 2010. Pinnacle Financial has available cash to contribute to Pinnacle National if the Tier I capital ratios fall below the OCC requirements.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     A summary of Pinnacle Financial’s interest rate swaps as of March 31, 2010 is included in the following table (in thousands):

	March 31, 2010
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$247,051	$12,057
Pay variable / receive fixed swaps	247,051	(11,874)

Total	$494,102	$183

Note 10. Fair Value of Financial Instruments
     FASB ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.
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
Assets
     Securities available for sale- Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.
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
     Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements. The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered. Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy. The carrying amount of interest rate swap agreements is based on pricing models obtained from a third party bank. Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy.
Liabilities
     Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements. The fair value of these liabilities is based on pricing models obtained from a third party bank and is reflected within Level 2 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following tables present the financial instruments carried at fair value as of March 31, 2010 and December 31, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010

				Models with
			Models with	significant
	Total carrying	Quoted market	significant	Unobservable
	value in the	prices in an	observable market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	132,793	—	132,793	—
Mortgage-backed securities	630,757	—	630,757	—
State and municipal securities	210,367	—	210,367	—
Corporate notes and other	10,648	—	10,648	—

Total investment securities available for sale	984,565		984,565
Other investments	2,415	—	—	2,415
Other assets	59,690	—	12,057	47,633

Total assets at fair value	$1,046,640	$—	$996,622	$50,048

Other liabilities	$11,874	$—	$11,874	$—

Total liabilities at fair value	$11,874	$—	$11,874	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009

			Models with	Models with
			significant	significant u
	Total carrying	Quoted market	observable	nobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	195,428	—	195,428	—
Mortgage-backed securities	517,691	—	517,691	—
State and municipal securities	207,295	—	207,295	—
Corporate notes and other	10,598	—	10,598	—

Total investment securities available for sale	931,012		931,012
Other investments	1,999	—	—	1,999
Other assets	57,391	—	9,872	47,519

Total assets at fair value	$990,402	$—	$940,884	$49,518

Other liabilities	$10,054	$—	$10,054	$—

Total liabilities at fair value	$10,054	$—	$10,054	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010

				Models with
	Total carrying		Models with significant	significant
	value in	Quoted market prices	observable market	unobservable market
	the consolidated	in an active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$24,704	$—	$—	$24,704
Impaired loans, net (1)	114,267	—	—	114,267

Total	$138,971	$—	$—	$138,971

(1) Amount is net of a valuation allowance of $17.1 million as required by FASB ASC 310-10,“Receivables.”

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009

			Models with	Models with
			significant	significant
	Total carrying	Quoted market	observable	unobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$29,603	$—	$—	$29,603
Impaired loans, net (2)	105,425	—	—	105,425

Total	$135,028	$—	$—	$135,028

(2)	Amount is net of a valuation allowance of $19.3 million as required by ASC Subtopic 310-10,“Receivables.”
Level changes in fair value measurements
     In January 2010, the FASB updated subtopic 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. Previous guidance only required transfer disclosures for Level 3 assets and liabilities. Pinnacle Financial monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the quarter ending March 31, 2010, there were no transfers between levels. The new standard also requires an increased level of disaggregation with asset/liability classes. Pinnacle Financial has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.
     The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2010 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
	2010		2009
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$49,518	$—	$85,464	$—
Total realized gains included in income	305	—	144	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	225	—	60	—
Transfers out of Level 3	—	—	(31,921)	—

Fair value, March 31	$50,048	$—	$53,747	$—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$305	$—	$144	$—

     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash and cash equivalents - The carrying amounts of cash, due from banks, federal funds, and U.S. Treasury discount notes sold approximate their fair value.
Securities held-to-maturity and available-for-sale- Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. This method of estimating fair value does not incorporate the exit-price concept of fair value and generally produces a higher value than an exit approach.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to Pinnacle Financial until such commitments are funded. Pinnacle Financial has determined that the fair value of commitments to extend credit is not significant.
     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated Fair
	Amount	Fair Value	Amount	Value
Financial assets:
Cash and cash equivalents	$95,280	$95,280	$166,602	$166,602
Securities available-for-sale	984,565	984,565	931,012	931,012
Securities held-to-maturity	4,761	4,896	6,542	6,737
Mortgage loans held-for-sale	11,611	11,611	12,441	12,441
Loans, net	3,389,475	3,384,606	3,471,423	3,477,104
Derivative assets	12,057	12,057	10,237	10,237
Bank owned life insurance	46,961	46,961	46,811	46,811
Other investments	2,415	2,415	1,999	1,999

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$4,036,850	$4,057,172	$4,099,064	$4,119,262
Federal Home Loan Bank advances and other borrowings	157,319	159,486	212,655	215,503

Subordinated debt	97,476	101,927	97,476	102,607
Derivative liabilities	11,874	11,874	10,054	10,054

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$968,339	$—	$946,888	$—
Standby letters of credit	89,247	285	89,732	312
Note 11. Variable Interest Entities
     Effective January 1, 2010, Pinnacle Financial adopted the provisions of ASC Topic 860 and ASC Topic 810. ASC 860, “Transfers and Servicing,” provides for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in these entities being considered variable interest entities (VIE) which must be evaluated for consolidation on and after its effective date. ASC 810, “Consolidation,” revises the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected benefits of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests.
     Under ASC 810, as amended, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended March 31, 2010, has been prepared in accordance with ASC 810.
     At March 31, 2010, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have several nonconsolidated variable interest entities discussed below.
Non-consolidated Variable Interest Entities
     Since 2003, Pinnacle Financial has made equity investments as a limited partner, in various partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital and to support Pinnacle Financial’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within Pinnacle Financial’s primary geographic region. These partnerships are considered VIEs because Pinnacle Financial, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While Pinnacle Financial could absorb losses that are significant to these partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the partnerships as the general partners whose managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and who are exposed to all losses beyond Pinnacle Financial’s initial capital contributions and funding commitments are considered the primary beneficiaries.
     Pinnacle Financial has previously issued subordinated debt totaling $82.5 million to PNFP Statutory Trust I, II, III, and IV. These trusts are considered VIEs because Pinnacle Financial’s capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. These trusts were not consolidated by Pinnacle Financial because the holders of the securities issued by the trusts absorb a majority of expected losses and residual returns.
     For certain troubled commercial loans, Pinnacle Financial restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. However, Pinnacle Financial does not assume decision-making power or responsibility over the borrower’s operations. Following a debt restructuring the borrowing entity typically meets the definition of a VIE as the initial determination of whether the entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Pinnacle Financial does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, Pinnacle Financial is exposed to potentially significant benefits and losses of the borrowing entity. Pinnacle Financial has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt to allow for completion of activities which prepare the collateral related to the debt for sale.
     Pinnacle Financial serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a reasonable management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. However, since the management fees Pinnacle Financial receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met, such VIEs are not consolidated by Pinnacle Financial because it cannot be the trusts’ primary beneficiary. Pinnacle Financial has no contractual requirements to provide financial support to the trusts.
The following table summarizes VIE’s that are not consolidated by Pinnacle Financial:

As of March 31, 2010	Maximum	Liability
Type	Loss Exposure	Recognized	Classification

Low Income Housing Partnerships	$4,209,719	$—	Other Assets
Trust Preferred Issuances	N/A	82,476,000	Subordinated Debt
Accruing Restructured Commercial Loans	9,533,753	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at March 31, 2010 and December 31, 2009 and our results of operations for the three months ended March 31, 2010 and 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. The adverse economy in our principal markets, particularly the residential real estate market, materially impacted our financial condition and results of operations in 2010 as compared to 2009. Our fully diluted net loss per common share available to common stockholders for the three months ended March 31, 2010 was $0.16, compared to fully diluted net income per common share available to common stockholders of $0.03 for the same period in 2009. At March 31, 2010, loans totaled $3.800 billion, as compared to $3.563 billion at December 31, 2009, while total deposits increased to $3.836 billion at March 31, 2010 from $3.824 billion at December 31, 2009.
Results of Operations. Our net interest income increased to $36.6 million for the first quarter of 2010 compared to $28.7 million for the first quarter of 2009. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2010 was 3.25% compared to 2.72% for the same period in 2009.
Our provision for loan losses of $13.2 million for the first quarter of 2010 remained essentially unchanged from the $13.6 million provision for the same period in 2009. During the first quarter of 2010, we incurred net charge-offs of $15.1 million compared to $4.8 million in the first quarter of 2009. As a result, during the first three months of 2010, our allowance for loan losses as a percentage of total loans increased from 2.58% at December 31, 2009 to 2.59% at March 31, 2010.
Noninterest income for the three months ended March 31, 2010 compared to the same period in 2009 decreased by $4.6 million, or 35.4% primarily due to substantially higher gains on the sale of investment securities in the 2009 first quarter, as a result of the repositioning of the investment portfolio acquired in the Mid-America acquisition. Excluding net gains on the sale of investment securities of $364,550 and $4.3 million, respectively, Pinnacle’s noninterest income for the three months ended March 31, 2010 compared to the same period in 2009 decreased by 7.6%. This decrease is largely attributable to a reduction in gains on loan sales resulting from less fees collected on mortgage loan originations occurring in the first quarter of 2010 compared to 2009. During the three months ended March 31, 2010, mortgage originations were $70.8 million compared to $191.1 million for the same period in 2009. Additionally, we recorded fewer fee revenues on service charges from deposit accounts and insurance sales commissions in the first quarter of 2010 compared to the first quarter of 2009.
A number of factors contributed to increased noninterest expense for the first three months of 2010 compared to 2009 including: increases in salaries and employee benefits, increased costs associated with the disposal and maintenance of other real estate owned, and other operating expenses, including costs such as legal fees, appraisal costs and other expenses. The number of full-time equivalent employees increased from 736.0 at March 31, 2009 to 786.0 at March 31, 2010. We expect to add additional employees throughout 2010 which should also cause our compensation and employee benefit expense to increase throughout 2010. Additionally, our branch expansion efforts during the last few years, including the three new branches opened in 2009 and one new branch we opened in 2010 will also increase noninterest expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 80.3% for the first quarter of 2010 compared to 60.3% for the same period in 2009. Our efficiency ratio was negatively impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.
Due to the continued operating losses of the Company, the effective tax benefit rate for the three months ended March 31, 2010 was approximately 12.1% compared to an effective income tax expense rate for the three months ended March 31, 2009 of approximately 29.9%. Pinnacle Financial’s effective tax rate differs from the Federal income tax statutory rates of 35% primarily due to investments in bank qualified municipal securities, bank owned life insurance, federal tax credits, state tax expense, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc. Our effective tax rate will fluctuate based on our internal assessment of anticipated earnings for the fiscal year.

Net loss available to common stockholders for the first quarter of 2010 was $5.4 million compared to net income available to common stockholders of $0.6 million for the same period in 2009. Included in net loss available to common stockholders for the three months ended March 31, 2010 and 2009 was approximately $1.5 million and $1.4 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP.
Financial Condition. Loans decreased $83.8 million during the first three months of 2010. We have grown our total deposits to $3.836 billion at March 31, 2010 compared to $3.824 billion at December 31, 2009, an increase of $12.8 million. In comparing the composition of the average balances of our deposits between the first quarter of 2010 with the first quarter of 2009, we have experienced increased growth in our lower cost core deposit balances, defined as all deposits except time deposits greater than $100,000, than in any other category. This decrease in reliance on higher cost non-core deposits, including brokered deposits, has contributed to the increased net interest margin between the two periods.
Capital and Liquidity. At March 31, 2010, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements as well as those levels that we agreed with the OCC that we would exceed. Additionally, at March 31, 2010, our bank would be considered to be “well-capitalized” pursuant to banking regulations. Our bank may require additional capital from us over that which can be earned through operations. To support the capital needs of Pinnacle National, at March 31, 2010, we had approximately $100.2 million of cash and cash equivalents at the holding company. Additionally, we would continue to use various capital raising techniques in order to support the capital needs of our bank, if necessary.
Recent events. On May 1-2, 2010, the Middle Tennessee area experienced significant rainfall which caused substantial flooding in many cases above previously marked flood plain boundaries (i.e., exceeded the l00-year flood plain). We experienced minimal damage to our facilities and equipment and we also were required to temporarily relocate personnel to other offices throughout our footprint. These matters are not expected to be material to our financial position or results of operations. In addition, we believe that some of our borrowers, both residential and commercial, have been displaced as a result of flooding. In all likelihood, the real estate that collateralizes our loans to these borrowers will have been damaged and, in some cases, completely destroyed. Because some of this collateral was not in a designated flood zone, it is likely that certain borrowers did not carry a valid flood insurance policy to reimburse them for flood losses. We have not identified all affected borrowers or the extent of their losses or the resulting impact of these events on our financial position and results of operations. However, we anticipate completing a preliminary assessment before June 30, 2010.
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
Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.
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
An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.
The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.
In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
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
We then test the resulting allowance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the results of our testing, and decides on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews and approves the assessment prior to the filing of quarterly and annual financial information.
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
Other Real Estate Owned. Other real estate owned (OREO), consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during current market conditions. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Although over the last three years the Company had an accumulated pre-tax loss, based on projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences over time. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.
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
Our stock price has historically traded above its book value per common share and tangible book value per common share. At March 31, 2010, our stock price was trading below its book value per common share, but above its tangible book value per common share. We performed our annual evaluation of whether there were indications of potential goodwill impairment as of September 30, 2009. The results of our evaluation determined that there was no indication of impairment of goodwill at September 30, 2009. Due to the losses we have incurred and the volatility of our stock price during the first quarter of 2010, we evaluated whether there were indicators of potential goodwill impairment at March 31, 2010, and determined that there were was no indication of impairment. However, should our future earnings and cash flows decline and/or discount rates increase, or should our stock price decline further below our book value per common share, an impairment charge to goodwill and other intangible assets may be required.

Results of Operations
The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2010-2009
	March 31,		Percent
	2010	2009	Increase (Decrease)
Interest income	$52,690	$49,518	6.4%
Interest expense	16,130	20,818	(22.5)%

Net interest income	36,560	28,700	27.4%
Provision for loan losses	13,226	13,610	(2.8)%

Net interest income after provision for loan losses	23,334	15,090	54.6%
Noninterest income	8,486	13,136	(35.4)%
Noninterest expense	36,167	25,243	43.3%

Net (loss) income before income taxes	(4,347)	2,983	(245.7)%
Income tax (benefit)expense	(524)	893	(158.6)%

Net (loss)income	(3,823)	2,090	(282.9)%
Preferred dividends and preferred stock discount accretion	1,546	1,447	6.8%

Net (loss) income available to common stockholders	$(5,369)	$643	(934.5)%

Basic net(loss) income per common share available to common stockholders	($0.16)	$0.03	(633.3)%

Diluted net loss) income (per common share available to common stockholders	($0.16)	$0.03	(633.3)%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is one of the most significant components of our results of operations. For the three months ended March 31, 2010 and 2009, we recorded net interest income of $36.6 million and $28.7 million respectively, which resulted in a net interest margin of 3.25% and 2.72%.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three months ended			Three months ended
	March 31, 2010			March 31, 2009
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,520,012	$41,075	4.74%	$3,416,462	$38,526	4.57%
Securities:
Taxable	824,400	9,088	4.47%	716,317	9,088	5.15%
Tax-exempt (2)	208,557	2,050	5.26%	147,963	1,475	5.33%
Federal funds sold and other	98,726	477	2.14%	73,435	429	2.57%

Total interest-earning assets	4,651,695	$52,690	4.66%	4,354,177	$49,518	4.66%

Nonearning assets
Intangible assets	257,515			260,729
Other nonearning assets	213,563			254,484

Total assets	$5,122,773			$4,869,390

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$475,818	$801	0.68%	$359,524	$428	0.48%
Savings and money market	1,251,512	4,299	1.39%	715,704	1,940	1.10%
Time	1,630,731	8,364	2.08%	2,155,478	15,366	2.89%

Total interest bearing deposits	3,358,061	13,464	1.63%	3,230,706	17,734	2.23%
Securities sold under agreements to repurchase	274,614	552	0.82%	229,918	361	0.64%
Federal Home Loan Bank advances
and other borrowings	179,280	1,267	2.87%	234,887	1,571	2.71%
Subordinated debt	97,476	847	3.52%	97,476	1,152	4.80%

Total interest-bearing liabilities	3,909,431	16,130	1.67%	3,792,987	20,818	2.23%
Noninterest-bearing deposits	495,610	—	—	417,861	—	—

Total deposits and interest-bearing liabilities	4,405,041	$16,130	1.49%	4,210,848	$20,818	2.01%

Other liabilities	10,522			24,061
Stockholders’ equity	707,210			634,481
Total liabilities and stockholders’ equity	$5,122,773			$4,869,390

Net interest income		$36,560			$28,700

Net interest spread (3)			2.99%			2.43%
Net interest margin (4)			3.25%			2.72%

(1)	Average balances of nonperforming loans are included in the above amounts.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the quarter ended March 31, 2010 would have been 3.17% compared to a net interest spread of 2.65% for the quarter ended March 31, 2009.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three months ended March 31, 2010 was 3.25% compared to a net interest margin of 2.72% for the same period in 2009. Our net interest margin increased by 53 basis points when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. Matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields increased by 17 basis points during the three months ended March 31, 2010 when compared to the same period in 2009. A significant amount of our loan portfolio has daily floating rate pricing tied to our prime lending rate or a national interest rate index. Our weighted average prime rate for the three months ended March 31, 2010 and 2009 was 3.25%. However, the weighted average rate being assessed on these daily floating rate loans was 5.01% at March 31, 2010. The difference is largely due to interest rate floors, of which approximately $1 billion of our daily floating rate interest loans and $387.2 million of our variable rate loan portfolio were currently priced at their contractual interest rate floor. Other factors that impact our loan yields in any period are our evaluation of the creditworthiness, collateral, the loan term and ongoing relationship with a particular borrower.

•	The increase in nonperforming assets negatively impacted our net interest margin during the three months ended March 31, 2010 when compared to the same period in 2009. Average nonperforming assets were $155.2 million for the three months ended March 31, 2010 compared to $41.4 million for the three months ended March 31, 2009, an increase of 274.7%.

•	During the first quarter of 2010, overall deposit rates were less than those rates for the comparable period in 2009 by 60 basis points. The net decrease of 60 basis points was largely impacted by our efforts to increase lower cost core deposits and reduce levels of wholesale funding—which are associated with higher funding costs. These efforts have positively impacted our net interest margin with an 81 basis point reduction in the rate paid on time deposits. This reduction is attributable both to the reduction in levels of wholesale funding and to time deposits repricing at lower rates than those that were in effect for the three month period ended March 31, 2009. Rates paid on such products as interest checking, savings and money market accounts and securities sold under agreements to repurchase increased as compared to the same period in the prior year. Competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively, and rate increases within transaction and savings classifications negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors and believe that our markets are very competitive banking markets with several market participants seeking deposit growth. As a result, competitive limitations on our ability to more significantly lower rates paid on our deposit products had a negative impact on our margin during the first quarter of 2010.

•	During the first quarter of 2010, the balances on noninterest bearing deposit liabilities, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounts to 56.7% of our total funding compared to 40.9% during the same period in 2009. Approximately $77.7 million of the increase was in non-interest bearing deposits. Noninterest bearing deposits increased to 11.3% of total funding in 2010, compared to 9.9% in 2009. The increase in these products as a percentage of total funding is attributable to our focus on growing our core deposit base and reducing our reliance on wholesale funding sources which has had a favorable impact on our net interest margin. Maintaining and increasing our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin.
We continue to deploy various asset liability management strategies to manage our risk to rising or falling interest rates. We believe that short term rates will eventually begin to rise by the end of 2010. Due to the percentage of variable rate loans with loan floors currently in place, our balance sheet would be considered liability-sensitive. In order to prepare for a rising rate environment, we are increasing spreads to loan pricing indices so that when rates increase we are in a better position to maintain our margins. We believe our net interest margin should increase during 2010 due to several factors related to pricing adjustments for certain loans and deposits. Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of increased levels of nonperforming assets during 2010. We also believe that our net interest margin will be impacted by reduced loan demand as business owners and other potential borrowers continue to evaluate the length and severity of the local and national economies.
Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $13.2 million and $13.6 million for the three months ended March 31, 2010 and 2009 respectively.
The impact of the continuing economic distress, particularly its impact on the residential construction market, continues to impact provisioning expense. Increases in nonperforming loans, net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances were the primary reasons for continued elevated provisioning expense. The increases in non-performing assets were caused primarily by continued deterioration in our construction and land development loan portfolio, particularly loans to residential builders and developers. Our residential construction and land development loan portfolio has experienced weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures our residential construction and development loan portfolio. The collateral, for our residential construction and land development loans is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment in full by the borrower becomes increasingly difficult.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. Our allowance for loan losses increased from 2.58% at December 31, 2009 to 2.59% at March 31, 2010. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2010. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while investment services and fees from the origination of mortgage loans and gains on the sale of securities will often reflect market conditions and fluctuate from period to period. The opportunities for recognition of gains on loans and loan participations sold and gains on sales of investment securities may also vary widely from quarter to quarter and year to year.
The following is the makeup of our noninterest income for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three months ended		2010-2009
	March 31,		Percent
	2010	2009	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,365	$2,477	(4.5%)
Investment services	1,236	854	44.7%
Insurance sales commissions	1,099	1,305	(15.8%)
Gains on loans sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	566	1,522	(62.8%)
Losses on loan sales and loan participations, net	(3)	(234)	(98.7%)
Net gain on sale of investments	365	4,346	(91.6%)
Trust fees	897	658	36.3%
Other noninterest income:
ATM and other consumer fees	1,233	1,049	17.5%
Letters of credit fees	—	109	(100.0%)
Bank-owned life insurance	149	195	(23.6%)
Swap fees on customer loan transactions, net	—	305	(100.0%)
Gain (loss) on other investments	376	(16)	2450.0%
Other noninterest income	203	566	(64.1%)

Total other noninterest income	1,961	2,208	(11.2%)

Total noninterest income	$8,486	$13,136	(35.4%)

Service charge income for 2010 decreased from that in 2009 due to decreased overdraft protection and insufficient fund charges.
In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We believe these matters will negatively impact our revenue from service charges in future periods. We cannot provide any assurance as to the ultimate impact of this rule on the amount of insufficient funds charges that we will report in future periods.

Included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At March 31, 2010, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $974 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $724 million at March 31, 2009. We also offer trust services through Pinnacle National’s trust division. At March 31, 2010, our trust department was receiving fees on approximately $648 million in assets compared to $544 million at March 31, 2009. The business development efforts of our trust department resulted in an increase in assets under management. We also increased the number of trust advisors in 2009. These factors contributed to an increase in trust fees for the first three months of 2010 compared to the same period in 2009.
Additionally, reduced levels of fees from the origination and sale of mortgage loans also accounted for a significant portion of the decrease in noninterest income. These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing interest rate environment. In the first quarter of 2009, mortgage financing activity was substantially higher than in the first quarter of 2010. Also impacting mortgage origination fees are the number of mortgage originators we have offering these products. We increased the number of mortgage originators in the past year. These originators are largely commission-based employees. The gross fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At March 31, 2010 and pursuant to participation agreements with these correspondents, we had participated approximately $80.8 million of originated commercial loans to other banks compared to $84.6 million at December 31, 2009. The participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to FASB ASC 860, in those transactions whereby the correspondent is receiving less interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. At each period end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market-based rate. Should the discount rate we are using to measure these cash flows change during the current accounting period, the result of the change is reflected in our statements of operations. In a decreasing rate environment, our asset is negatively impacted resulting in losses reflected in earnings. Conversely, should a loan be paid prior to maturity, any remaining unamortized balance is charged as a reduction to gains on loan participations sold. We recorded losses, net of amortization expense related to the aforementioned retained cash flow asset, of $3,000 for the quarter ended March 31, 2010 and $234,000 for the quarter ended March 31, 2009, related to the loan participation transactions. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In any event, the timing of participations may cause the level of gains, if any, to vary significantly.
During the three months ended March 31, 2010 and 2009, we sold approximately $30.4 million and $210 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized a $365,000 and $4.3 million gain for the three months ended March 31, 2010 and 2009, respectively. Also, during the three months ended March 31, 2010, we sold approximately $954,000 of municipal securities within our held to maturity portfolio. We sold these municipal securities as a result of the underlying credit support for these securities being terminated and, after evaluation we elected to not maintain these securities in our portfolio.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees. Additionally, noninterest income from the cash surrender value of bank-owned life insurance decreased between the first three months of 2010 and the first three months of 2009. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies are not taxable. With the national recession, the policy investment returns have underperformed. We anticipate that such underperformance will continue through 2010.

Also included in other noninterest income is for the three months ended March 31, 2009 is $305,000 in fees we received for originating an interest rate swap transactions for commercial borrowers and counterparty interest rate swap transactions with third party providers. This amount will fluctuate significantly based on both borrower demand for this product and the interest rate environment. We received no fees from these transactions for the three months ended March 31, 2010 based on lower demand for these products.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three months ended		2010-2009
	March 31,		Percent
	2010	2009	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$11,279	$8,986	25.5%
Commissions	672	606	10.9%
Other compensation, primarily incentives	1,803	2,362	(23.7%)
Employee benefits and other	3,250	2,797	16.2%

Total salaries and employee benefits	17,004	14,751	15.3%

Equipment and occupancy	5,366	4,235	26.7%
Other real estate expense	5,402	701	670.6%
Marketing and business development	754	440	71.4%
Postage and supplies	734	830	(11.6%)
Amortization of intangibles	746	759	(1.7%)
Other noninterest expense	6,161	3,527	74.7%

Total noninterest expense	$36,167	$25,243	43.3%

Salaries expense increased $2.3 million or 25.5% over the same period prior year. These expenses are primarily driven by increased personnel costs in several areas of our firm, including special assets, credit administration, and other areas focused on the resolution of problem assets. At March 31, 2010, we employed 786.0 full-time equivalent employees compared to 736.0 at March 31, 2010. Further we intend to continue to add employees to our work force for the foreseeable future, which will cause our salary and employee benefits costs to increase in future periods. Additionally, included in compensation expense for the three months ended March 31, 2010 and 2009, were approximately $1.2 million and $875,000, respectively, of compensation expenses related to stock options and restricted share awards.
Equipment and occupancy expenses in the first quarter of 2010 were $1.1 million greater than in the first quarter of 2009. These increases are primarily attributable to our continued market expansion to Knoxville, Tennessee, and increased penetration of the Nashville MSA. During the fourth quarter of 2009 Pinnacle opened two new full-service offices in the Fountain City and Farragut areas of Knoxville and one new full service office in the Belle Meade area of Nashville. Additionally, we began the relocation of our headquarters to another office building in downtown Nashville in December 2009. We expect to complete this relocation in the second quarter of 2010. Also, in December of 2009, we consolidated our two Brentwood, Tennessee locations into one larger facility and closed the two former offices.
Foreclosed real estate expense was $5.4 million for the first quarter of 2010 compared to $701,000 for the first quarter of 2009. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed real estate expense for the three months ended March 31, 2010 is composed of three types of charges: maintenance costs ($392,000), valuation adjustments based on new appraisal values ($4,575,000) and losses on disposition ($435,000). At March 31, 2010, we had $24.7 million in other real estate owned compared to $19.8 million at March 31, 2009.
Marketing and other business development expenses are higher in the first quarter of 2010 compared to the first quarter of 2009 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
For the quarters ended March 31, 2010 and 2009, amortization of intangibles totaled $746,000 and $759,000, respectively. These assets are primarily related to the Mid-America and Cavalry mergers. For Mid-America, this identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For Cavalry, this identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense associated with these core deposit intangibles will approximate $691,000 to $2.8 million per year for the next five years with lesser amounts for the remaining amortization period. Additionally, in connection with our acquisition of Beach and Gentry Insurance LLC in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $29,000 and $30,000, respectively, during the three months ended March 31, 2010 and 2009.
Total other noninterest expenses increased to $6.2 million or 74.7% in the first quarter of 2010 when compared to 2009. Most of these increases are attributable to increased expenses associated with increased FDIC deposit insurance assessments and insurance expense, as well as lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending. Examples of other non-interest expense include expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 80.3% for the first quarter of 2010 compared to 60.3% in the first quarter 2009. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Income Taxes. Due to the continued operating losses of the Company, the effective tax benefit rate for the three months ended March 31, 2010 was approximately 12.1% compared to an effective income tax expense rate for the three months ended March 31, 2009 of approximately 29.9%. We anticipate that for the year ending December 31, 2010 that our effective tax benefit rate will approximate 12%.
Preferred stock dividends and preferred stock discount accretion. Net (loss) income available for common stockholders was reduced in the first quarter of 2010 and 2009, by $1,187,500 for preferred stock dividends. Accretion on preferred stock discount associated with the preferred securities of $358,000 and $259,000 was reflected for the three months ended March 31, 2010 and 2009, respectively.
Financial Condition
Our consolidated balance sheet at March 31, 2010 reflects the measures we have taken since December 31, 2009 to accelerate our return to targeted soundness measurements, including continued reduction in the residential construction and land development portfolio and resolution of problem assets. Total assets were $5.022 billion at March 31, 2010 compared to $5.129 billion at December 31, 2009, a decrease of 2.1%.
Loans. The composition of loans at March 31, 2010 and at December 31, 2009 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$1,144,246	32.9%	$1,118,068	31.4%
Consumer real estate — Mortgage	730,247	21.0%	756,015	21.2%
Construction and land development	486,296	14.0%	525,271	14.7%
Commercial and industrial	1,031,512	29.7%	1,071,444	30.0%
Consumer and other	87,235	2.4%	92,584	2.7%

Total loans	$3,479,536	100.0%	$3,563,382	100.0%

Although the allocation of our loan portfolio did not change significantly during the three months ended March 31, 2010 when compared to December 31, 2009, we experienced a decrease of 7.4% in the construction and land development loan classification as well as an increase of 2.3% in the commercial real estate classification. The decrease in the construction and land development classification is due in part to our decision to reduce our exposure to this particular segment, particularly the residential construction and land development segment. The reduction in our appetite for these type loans will reduce our loan growth in the future in comparison to historical periods. The increase in the commercial real estate — mortgage category primarily reflects increased owner-occupied commercial real estate loans. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. We continue to have loan demand for these types of commercial real estate mortgage products.

Loan Origination Risk Management. We maintain lending policies and procedures in place that are designed to increase loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio are diverse in terms of type and industry. We utilize this diversity to seek to reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2010, approximately 47.7% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have had an existing relationship with us and have a proven record of business success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
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
We also maintain an independent internal loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries (by standard industrial code) at March 31, 2010 and December 31, 2009 (dollars in thousands):

	At March 31, 2010
	Outstanding Principal			Total Exposure at
	Balances	Unfunded Commitments	Total exposure	December 31, 2009
Lessors of nonresidential buildings	$471,505	$43,030	$514,535	$497,534
Lessors of residential buildings	132,444	17,214	149,658	159,292
Land subdividers	159,226	30,621	189,847	218,634
New housing operative builders	105,976	37,259	143,235	171,970
We also acquire certain loans from other banks. At March 31, 2010, we had acquired approximately $145.6 million of commercial loans from other banks. Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.
The following table classifies our fixed and variable rate loans at March 31, 2010 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2010
	Fixed	Variable		At March 31,	At December 31,
	Rates	Rates	Totals	2010	2009
Based on contractual maturity:
Due within one year	$196,227	$1,059,707	$1,255,934	36.1%	35.7%
Due in one year to five years	821,464	695,528	1,516,992	43.6%	43.7%
Due after five years	110,210	596,400	706,610	20.3%	20.6%

Totals	$1,127,901	$2,351,635	$3,479,536	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$—	$1,396,623	$1,396,623	40.1%	38.9%
Due within one year	196,227	843,410	1,039,637	29.9%	28.8%
Due in one year to five years	821,464	106,974	928,438	26.7%	28.8%
Due after five years	110,210	4,628	114,838	3.3%	3.5%

Totals	$1,127,901	$2,351,635	$3,479,536	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)	Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $1.05 billion of our daily floating rate loan portfolio and on approximately $387.2 million of the variable rate loan portfolio at varying maturities. The weighted average rate of the floors for the daily floating rate portfolio is 5.01% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.6%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.
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
We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral, and this line would be approximately $72.8 million at March 31, 2010. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $15 million (i.e., “house limit”). Our loan policy requires that the Executive Committee of the board of directors approve any relationships that exceed this internal limit.

Performing Loans in Past Due Status. The following table is a summary of our performing loans that were past due at least 30 days but less than 90 days as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009
Commercial real estate — mortgage	$8,440	$3,790
Consumer real estate — mortgage	7,673	5,442
Construction and land development	31,118	2,936
Commercial and industrial	5,800	3,595
Consumer and other	291	506

Total performing loans past due 30 to 90 days	$53,322	$16,269

Performing loans past due 30 to 90 days as percentage of total loans ratio	1.53%	0.45%
The majority of our performing loans past due 30 to 90 days are in the construction and land development category. In that category, $13.67 million was from one relationship. There were $395,000 in loans 90 days past due and still accruing interest at March 31, 2010 compared to $181,000 at December 31, 2009.
Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $303.7 million or 8.6% of total loans at March 31, 2010 compared to $257.0 million or 7.2% at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused primarily by the downgrade of additional residential construction and development loans, commercial and industrial loans, and commercial real estate loans.
Non-Performing Assets and Restructured Accruing Loans. At March 31, 2010 we had $156.1 million in nonperforming assets compared to $154.3 million at December 31, 2009. At March 31, 2010, there were $9.5 million of accruing restructured loans that remain in a performing status. There were $27.0 million accruing restructured loans at December 31, 2009. Included in nonperforming assets were $131.4 million in nonperforming loans and $24.7 million in other real estate owned at March 31, 2010 and $124.7 million in nonperforming loans and $29.6 million in other real estate assets at December 31, 2009. The overall increase in non-performing loan balances that Pinnacle Financial experienced in the three months ended March 31, 2010 is primarily related to a continuing weakened residential real estate market in Pinnacle Financial’s market areas. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas.

The following table is a summary of our nonperforming assets at March 31, 2010 and December 31, 2009 (dollars in thousands):

	At	Increases	Decreases	At
	December 31, 2009	(2)	(3)	March 31, 2010
Nonperforming loans (1)
Commercial real estate — mortgage	$22,240	$7,447	$3,400	$26,287
Consumer real estate — mortgage	12,756	7,682	7,741	12,697
Construction and land development	72,528	11,823	12,199	72,152
Commercial and industrial	16,195	8,078	4,837	19,436
Consumer and other	990	307	488	809

Total nonperforming loans	124,709	35,337	28,665	131,381
Other real estate owned	29,603	6,480	11,379	24,704

Total nonperforming assets	$154,312	$41,817	$40,044	$156,085

Restructured accruing loans
Commercial real estate — mortgage	$14,229	$—	$4,918	$9,311
Consumer real estate — mortgage	749	—	749	—
Construction and land development	—	223	—	223
Commercial and industrial	12,000	—	12,000	—
Consumer and other	—	—	—	—

Total restructured accruing loans	26,978	223	17,667	9,534

Total nonperforming assets and restructured accruing loans	$181,290	$42,040	$57,711	$165,619

Ratios:
Nonperforming loans to total loans	3.50%			3.78%
Nonperforming assets to total loans plus other realestate owned	4.29%			4.45%
Nonperforming loans plus restructured accruing loans to total loans and other real estate owned	4.33%			4.02%
Accruing loans past due 90 days or more	$181			$395

(1)	Nonperforming loans exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)	Increases in nonperforming loans are attributable to performing loans where we have discontinued the accrual of interest at some point during the quarter ended March 31, 2010. Increases in other real estate owned represent the value of properties that have been foreclosed upon during the first quarter of 2010. Increases in restructured accruing loans are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the quarter ended March 31, 2010. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(3)	Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the quarter ended March 31, 2010. Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon. Decreases in restructured accruing loans are those loans which were previously restructured in a prior calendar year whereby the borrower has satisfactorily performed in accordance with the restructured terms.
All nonperforming loans are reviewed by and, in many cases, reassigned to a special assets officer that was not the individual responsible for originating the loan. If the loan is reassigned, the special assets officer is responsible for developing an action plan designed to minimize any future losses that may accrue to us. Typically, these special assets officers review our loan files, interview past loan officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The special assets officer then recommends an action plan to a committee of directors and/or senior associates including lenders and workout specialists, which could include foreclosure, restructuring the loan, issuing demand letters or other actions.
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2010, we had $131.4 million in loans on nonaccrual compared to $124.7 million at December 31, 2009, of which $72.2 million and $72.5 million, respectively, were residential construction and land development loans.
Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2010, there were $9.5 million of accruing restructured loans that remain in a performing status. There were $27.0 million accruing restructured loans at December 31, 2009.
At March 31, 2010, we owned $24.7 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $29.6 million at December 31, 2009, all of which is located within our principal markets. Substantially all of these amounts relate to new home construction and residential development projects that are either completed or are in various stages of construction for which we believe we have adequate collateral, as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
New home construction	$2,753	$2,829
Developed lots	1,244	656
Undeveloped land	18,263	22,317
Other	2,444	3,801

	$24,704	$29,603

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2010 and December 31, 2009, our allowance for loan losses was $90.1 million and $92.0 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.
The following table sets forth, based on management’s best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of March 31, 2010 and December 31, 2009 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$22,385	32.9%	$22,505	31.4%
Consumer real estate — Mortgage	10,758	21.0%	10,725	21.2%
Construction and land development	23,589	14.0%	23,027	14.7%
Commercial and industrial	24,920	29.7%	26,332	30.0%
Consumer and other	2,384	2.4%	2,456	2.7%
Unallocated	6,026	NA	6,914	NA

Total allowance for loan losses	$90,062	100.0%	$91,959	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2010 and for the year ended December 31, 2009 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months	Year ended
	ended	December 31,
	March 31, 2010	2009

Balance at beginning of period	$91,959	$36,484
Provision for loan losses	13,226	116,758
Charged-off loans:
Commercial real estate – Mortgage	(1,953)	(986)
Consumer real estate – Mortgage	(2,381)	(4,881)
Construction and land development	(7,056)	(23,952)
Commercial and industrial (1)	(4,117)	(31,134)
Consumer and other loans	(239)	(1,646)

Total charged-off loans	(15,746)	(62,599)

Recoveries of previously charged-off loans:
Commercial real estate – Mortgage	—	—
Consumer real estate – Mortgage	275	622
Construction and land development	175	139
Commercial and industrial	104	258
Consumer and other loans	69	297

Total recoveries of previously charged-off loans	623	1,316

Net charge-offs	(15,123)	(61,283)

Balance at end of period	$90,062	$91,959

Ratio of allowance for loan losses to total loans outstanding at end of period	2.59%	2.58%

Ratio of net charge-offs (2) to average loans outstanding for the period	1.74%	1.71%

(1)	Includes a $21.5 million charge-off of a loan in the second quarter of 2009

(2)	Net charge-offs for the three months ended March 31, 2010 have been annualized.
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
As noted above, many factors will influence the level of our allowance at any point in time. As to the year ended December 31, 2010, we are unable to precisely predict the level of our allowance for the remainder of 2010 as our future assessments will be based on the facts and circumstances that exist at those future measurement dates. However, our current belief would be that it is more likely than not that our allowance as a percentage of total loans will continue to increase for the remainder 2010.
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $989.3 million and $937.6 million at March 31, 2010 and December 31, 2009, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at March 31, 2010 follows:

	March 31, 2010
Weighted average life	4.19	years
Weighted average coupon	4.87%
Tax equivalent yield	4.74%

Deposits and Other Borrowings. We had approximately $3.84 billion of deposits at March 31, 2010 compared to $3.82 billion at December 31, 2009. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $200.5 million at March 31, 2010 and $275.5 million at December 31, 2009. Additionally, at March 31, 2010, we had borrowed $157.3 million in advances from the Federal Home Loan Bank of Cincinnati compared to $212.7 million at December 31, 2009.
Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,		December 31,
	2010	Percent	2009	Percent
Core funding:
Noninterest-bearing deposit accounts	$522,927	12.2%	$498,087	11.3%
Interest-bearing demand accounts	499,303	11.6%	483,274	11.0%
Savings and money market accounts	1,266,419	29.5%	1,198,012	27.2%
Time deposit accounts less than $100,000	387,367	9.0%	407,312	9.2%

Total core funding	2,676,016	62.3%	2,586,685	58.7%

Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	122,491	2.8%	228,941	5.2%
Other time deposits	770,916	18.0%	636,521	14.4%
Securities sold under agreements to repurchase	200,489	4.7%	275,465	6.3%

Total relationship based non-core funding	1,093,896	25.5%	1,140,927	25.9%

Wholesale funding:
Time deposit accounts greater than $100,000
Public funds	60,000	1.4%	40,005	0.9%
Brokered deposits	206,939	4.8%	331,447	7.5%
Federal Home Loan Bank advances	157,319	3.7%	212,655	4.8%
Subordinated debt – Pinnacle National	15,000	0.4%	15,000	0.3%
Subordinated debt – Pinnacle Financial	82,476	1.9%	82,476	1.9%

Total wholesale funding	521,734	12.2%	681,583	15.4%

Total non-core funding	1,615,630	37.7%	1,822,510	41.3%

Totals	$4,291,646	100.0%	$4,409,195	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance. At March 31, 2010, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 58.7% at December 31, 2009 to 62.3% at March 31, 2010. The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the temporary increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in other time deposits greater than $100,000 increments, thus elevating the amount of other time deposits above the $100,000 core threshold. In addition, the temporary insurance limit increase resulted in a significant increase in time deposits of our customers between $100,000 and the new insurance limits. Growing our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of March 31, 2010 amounted to $1.55 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$111,512	2.14%
Over three but less than six months	70,259	2.23%
Over six but less than twelve months	110,394	2.33%
Over twelve months	95,202	2.71%

	387,367	2.35%

Denomination $100,000 and greater
Three months or less	547,905	1.62%
Over three but less than six months	264,025	1.88%
Over six but less than twelve months	232,998	2.38%
Over twelve months	115,417	3.09%

	1,160,345	1.99%

Totals	$1,547,712	2.08%

Subordinated debt and other borrowings. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At March 31, 2010, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.06% at March 31, 2010) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.85% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.94% at March 31, 2010) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.11% at March 31, 2010) which is set each quarter and matures on September 30, 2037.
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
The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of $56,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There were no debt issuance costs associated with Trust II, Trust III or Trust IV.
On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as Tier 2 capital for regulatory capital purposes until August 2010 and at a decreasing percentage each year thereafter.
Capital Resources. At March 31, 2010 and December 31, 2009, our stockholders’ equity amounted to $700.3 million and $701.0 million, respectively, a decrease of approximately $759,000. This decrease was primarily caused by preferred dividends on the preferred stock of $1,187,500 and our net loss of $3.8 million offset by the exercise of employee common stock options netting $592,000, employee stock compensation expense of $1,186,000 and net unrealized holding gains of $2.5 million.
In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets (leverage) ratio, of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At March 31, 2010, Pinnacle National’s Tier 1 risk-based capital ratio was 10.9%, total risk-based capital ratio was 12.5% and its leverage ratio was 8.6%, compared to 10.6%, 12.3% and 8.7% at December 31, 2009, respectively.
At March 31, 2010, Pinnacle Financial’s Tier 1 risk-based capital ratio was 13.4%, our total risk-based capital was 15.0% and our leverage ratio was 10.6%, compared to 13.1%, 14.8% and 10.7% at December 31, 2009, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. During the year ended December 31, 2009, Pinnacle National paid $8.2 million in dividends to Pinnacle Financial. Pinnacle Financial is subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP as more fully discussed in Form 10-K for the year ended December 31, 2009.
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
At March 31, 2010, our model results indicated that our balance sheet is slightly liability-sensitive. Liability-sensitivity implies that our liabilities will reprice faster than our assets. Absent any other asset liability strategies, an interest rate increase could cause slightly reduced margins. This liability sensitivity is primarily attributable to the increase in loan rate floors that will remain constant during the initial stages of rising rates. Our deposit rates are difficult to lower as we have achieved, for many deposit products, embedded floors, which basically means that we either are near a zero interest rate level or competitive pressures do not allow for any meaningful decreases.
Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2010 and 2009, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2010, Pinnacle National had received advances from the FHLB totaling $157.3 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates

2010	$35,868	2.69%
2011	10,091	1.90%
2012	30,089	3.51%
2013	20,068	2.67%
2014	68	—
Thereafter	61,135	2.93%

Total	$157,319

Weighted average interest rate		2.89%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at March 31, 2010, and for the three months ended March 31, 2010, we averaged borrowings from correspondent banks of $556,000 under such agreements.
At March 31, 2010, brokered certificates of deposit approximated $206.9 million which represented 4.8% of total funding compared to $331.4 million and 7.5% at December 31, 2009. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2009 and anticipate that these deposits will represent a smaller percentage of our total funding in 2010 as we seek to grow our core deposits.
At March 31, 2010, we had no significant commitments for capital expenditures. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At March 31, 2010, we had outstanding standby letters of credit of $89.2 million and unfunded loan commitments outstanding of $968.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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
Recent Accounting Pronouncements
Other than those pronouncements issued and adopted during the first quarter of 2010 as discussed in the Consolidated Financial Statements (unaudited), there were no other recently accounting pronouncements that are expected to impact Pinnacle Financial.

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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
We have a significant deferred tax asset and cannot assure you that it will be fully realized.
     During the quarter ended March 31, 2010, Pinnacle Financial reached a three-year pre-tax loss position. Under GAAP, a cumulative loss position is considered significant negative evidence which makes it very difficult for the Company to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. We had net deferred tax assets of $25.9 million as of March 31, 2010. We did not establish a valuation allowance against our federal net deferred tax assets as of March 31, 2010 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.
The impact of recent Middle Tennessee flooding on the Company is uncertain.
     On May 1-2, 2010, the Middle Tennessee area experienced significant rainfall which caused substantial flooding, in many cases above the 100-year flood plain boundaries. Pinnacle National believes that a number of its borrowers, both residential and commercial, have been adversely affected by the flooding. Real estate and other collateral securing loans to these borrowers has likely been damaged and in some cases may be a total loss. Because a significant portion of the collateral was not located in flood zones, it is likely that that these borrowers may not have flood insurance coverage for losses. The Company is currently in the process of assessing the financial impact of these matters, but they could adversely affect its results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares That May
	Total Number	Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Repurchased (1)	Share	Programs	or Programs

January 1, 2010 to January 31, 2010	5,545	$14.70	—	—
February 1, 2010 to February 28, 2010	1,890	14.72	—	—
March 1, 2010 to March 31, 2010	444	15.76	—	—

Total	7,879	$15.06	—	—

(1)	During the quarter ended March 31, 2010, 55,463 shares of restricted stock previously awarded to certain of our associates and directors vested. We withheld 6,115 shares to satisfy tax withholding requirements for these associates, and 1,764 shares to satisfy tax withholding requirements for these directors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable

ITEM 4. (REMOVED AND RESERVED)
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

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
M. Terry Turner
May 7, 2010	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
May 7, 2010	Chief Financial Officer