Form 10-Q
period 2010-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2010-07-21
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of July 20, 2010 there were 33,431,881 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2010

FORWARD-LOOKING STATEMENTS
Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “should, ” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial Partners, Inc. to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the continued reduction of Pinnacle Financial’s loan balances and, conversely, the inability of Pinnacle Financial to ultimately grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) increased competition with other financial institutions; (vi) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (vii) rapid fluctuations or unanticipated changes in interest rates; (viii) the results of regulatory examinations; (ix) the development of any new market other than Nashville or Knoxville; (x) a merger or acquisition; (xi) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets, such as goodwill; (xii) the impact of governmental restrictions on entities participating in the Capital Purchase Program of the U.S. Department of the Treasury (the “Treasury”); (xiii) further deterioration in the valuation of other real estate owned; (xiv) inability to comply with regulatory capital requirements or to secure any regulatory approvals for capital actions; (xv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy; (xvi) Pinnacle Financial further increasing the valuation allowance related to its deferred tax asset and (xvii) impact of passage and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in Pinnacle Financial’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1.
Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Cash and noninterest-bearing due from banks	$58,740,749	$55,651,737
Interest-bearing due from banks	154,124,605	19,338,499
Federal funds sold	5,839,609	41,611,838
Short-term discount notes	19,999,527	50,000,000

Cash and cash equivalents	238,704,490	166,602,074

Securities available-for-sale, at fair value	902,795,231	931,012,091
Securities held-to-maturity (fair value of $4,634,598 and $6,737,336 at June 30, 2010 and December 31, 2009, respectively)	4,500,354	6,542,496
Mortgage loans held-for-sale	21,816,946	12,440,984

Loans	3,333,899,762	3,563,381,741
Less allowance for loan losses	(87,106,983)	(91,958,789)

Loans, net	3,246,792,779	3,471,422,952

Premises and equipment, net	82,739,008	80,650,936
Other investments	41,199,644	40,138,660
Accrued interest receivable	17,390,199	19,083,468
Goodwill	244,096,729	244,107,086
Core deposits and other intangible assets	12,194,089	13,686,091
Other real estate owned	42,615,866	29,603,439
Other assets	103,632,928	113,520,727

Total assets	$4,958,478,263	$5,128,811,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$529,867,447	$498,087,015
Interest-bearing	527,143,944	483,273,551
Savings and money market accounts	1,339,161,225	1,198,012,445
Time	1,457,227,769	1,644,226,290

Total deposits	3,853,400,385	3,823,599,301
Securities sold under agreements to repurchase	159,490,197	275,465,096
Federal Home Loan Bank advances	131,477,454	212,654,782
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	5,855,440	6,555,801
Other liabilities	28,863,650	12,039,843

Total liabilities	4,276,563,126	4,427,790,823
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at June 30, 2010, and December 31, 2009	90,127,092	89,462,633
Common stock, par value $1.00; 90,000,000 shares authorized; 33,421,741 issued and outstanding at June 30, 2010 and 33,029,719 issued and outstanding at December 31, 2009	33,421,741	33,029,719
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	527,003,530	524,366,603
Retained earnings	10,146,029	43,372,743
Accumulated other comprehensive income, net of taxes	17,868,343	7,440,081

Total stockholders’ equity	681,915,137	701,020,181

Total liabilities and stockholders’ equity	$4,958,478,263	$5,128,811,004

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Interest income:
Loans, including fees	$40,323,693	$39,626,873	$81,398,800	$78,152,618
Securities:
Taxable	8,058,265	8,393,225	17,145,853	17,480,912
Tax-exempt	1,985,946	1,573,470	4,036,199	3,048,124
Federal funds sold and other	560,611	434,684	1,037,753	864,924

Total interest income	50,928,515	50,028,252	103,618,605	99,546,578

Interest expense:
Deposits	12,925,139	16,420,194	26,388,954	34,153,979
Securities sold under agreements to repurchase	364,648	423,274	916,961	784,061
Federal Home Loan Bank advances and other borrowings	1,941,437	2,672,595	4,055,492	5,396,097

Total interest expense	15,231,224	19,516,063	31,361,407	40,334,137

Net interest income	35,697,291	30,512,189	72,257,198	59,212,441
Provision for loan losses	30,508,685	65,320,390	43,734,605	78,929,925

Net interest income (loss) after provision for loan losses	5,188,606	(34,808,201)	28,522,593	(19,717,484)

Noninterest income:
Service charges on deposit accounts	2,429,200	2,568,429	4,794,511	5,045,380
Investment services	1,315,263	1,078,282	2,551,646	1,932,385
Insurance sales commissions	904,359	919,342	2,003,378	2,224,551
Gain on loan sales and loan participations, net	918,703	1,633,342	1,481,301	2,921,114
Gain on investment sales, net	2,259,124	2,116,095	2,623,674	6,462,241
Trust fees	754,515	641,646	1,651,088	1,299,354
Other noninterest income	1,987,990	1,645,290	3,949,202	3,852,924

Total noninterest income	10,569,154	10,602,426	19,054,800	23,737,949

Noninterest expense:
Salaries and employee benefits	15,847,121	12,676,044	32,851,647	27,427,093
Equipment and occupancy	5,492,406	4,310,934	10,858,593	8,546,262
Other real estate owned	7,411,206	3,913,628	12,813,359	4,614,223
Marketing and other business development	793,696	466,201	1,547,614	905,717
Postage and supplies	700,505	829,548	1,434,044	1,659,686
Amortization of intangibles	746,001	1,164,534	1,492,002	1,923,067
Other noninterest expense	5,500,424	7,245,521	11,660,655	10,773,386

Total noninterest expense	36,491,359	30,606,410	72,657,914	55,849,434

Loss before income taxes	(20,733,599)	(54,812,185)	(25,080,521)	(51,828,969)
Income tax expense (benefit)	5,630,431	(23,036,434)	5,106,734	(22,143,426)

Net loss	(26,364,030)	(31,775,751)	(30,187,255)	(29,685,543)
Preferred stock dividends	1,200,694	1,200,694	2,388,194	2,388,195
Accretion on preferred stock discount	306,466	269,612	664,459	528,953

Net loss available to common stockholders	$(27,871,190)	$(33,246,057)	$(33,239,908)	$(32,602,691)

Per share information:
Basic net loss per common share available to common stockholders	$(0.85)	$(1.33)	$(1.02)	$(1.34)

Diluted net loss per common share available to common stockholders	$(0.85)	$(1.33)	$(1.02)	$(1.34)

Weighted average shares outstanding:
Basic	32,675,221	24,965,291	32,616,943	24,242,160

Diluted	32,675,221	24,965,291	32,616,943	24,242,160

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Unaudited)

								Accumulated
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in		Other Comp.	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Retained Earnings	Income, net	Equity

Balances, December 31, 2008	95,000	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	53,219	53,219	—	609,336	—	—	662,555
Issuance of restricted common shares, net of forfeitures	—	—	261,948	261,948	—	(261,948)	—	—	—
Restricted shares withheld for taxes	—	—	(2,544)	(2,544)	—	(49,353)	—	—	(51,897)
Issuance of 8,855,000 shares of common stock, net of offering costs of $6,087,215	—	—	8,855,000	8,855,000	—	100,172,785			109,027,785
Cancellation of 267,455 warrants previously issued to U.S. Treasury	—	—	—	—	(3,348,402)	3,348,402			—
Compensation expense for restricted shares	—	—	—	—	—	817,183	—	—	817,183
Compensation expense for stock options	—	—	—	—	—	889,916	—	—	889,916
Accretion on preferred stock dividend	—	528,953	—	—	—	—	(528,953)	—	—
Preferred dividends paid	—	—	—	—	—	—	(2,018,750)	—	(2,018,750)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(29,685,543)	—	(29,685,543)
Net unrealized losses on securities available-for-sale, net of deferred tax benefit of $1,825,225	—	—	—	—	—	—	—	(3,167,700)	(3,167,000)

Total comprehensive loss									(32,853,243)

Balances, June 30, 2009	95,000	$88,877,600	32,929,747	$32,929,747	$3,348,402	$522,567,295	$52,147,201	$3,901,700	$703,771,945

Balances, December 31, 2009	95,000	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, and related tax benefits	—	—	135,664	135,664	—	974,901	—	—	1,110,565
Issuance of restricted common shares, net of forfeitures	—	—	265,360	265,360	—	(265,360)	—	—	—
Restricted shares withheld for taxes	—	—	(9,002)	(9,002)	—	(121,305)	—	—	(130,307)
Compensation expense for restricted shares	—	—	—	—	—	1,191,571	—	—	1,191,571
Compensation expense for stock options	—	—	—	—	—	857,120	—	—	857,120
Accretion on preferred stock discount	—	664,459	—	—	—	—	(664,459)	—	—
Preferred dividends paid	—	—	—	—	—	—	(2,375,000)	—	(2,375,000)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(30,187,255)	—	(30,187,255)
Net unrealized gains on securities available-for-sale, net of deferred tax expense of $6,731,952	—	—	—	—	—	—	—	10,428,262	10,428,262

Total comprehensive loss									(19,758,993)

Balances, June 30, 2010	95,000	$90,127,092	33,421,741	$33,421,741	$3,348,402	$527,003,530	$10,146,029	$17,868,343	$681,915,137

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2010	2009

Operating activities:
Net loss	$(30,187,255)	$(29,685,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	2,095,570	2,584,300
Depreciation and amortization	5,967,863	5,233,633
Provision for loan losses	43,734,605	78,929,925
Gain on loan sales and loan participations, net	(1,481,301)	(2,921,114)
Gain on investment sales, net	(2,623,674)	(6,462,241)
Net gains on sale of premises and equipment and software	(5,035)	(8,889)
Stock-based compensation expense	2,048,691	1,707,099
Deferred tax expense (benefit)	16,820,918	(22,539,597)
Losses on foreclosed real estate and other investments	11,672,034	3,726,480
Excess tax benefit from stock compensation	(10,358)	(44,364)
Mortgage loans held for sale:
Loans originated	(172,250,210)	(409,089,622)
Loans sold	164,340,327	409,289,300
Decrease in other assets	723,307	8,961,281
Increase (decrease) in other liabilities	16,123,447	(7,549,790)

Net cash provided by operating activities	56,968,482	32,130,858

Investing activities:
Activities in securities available-for-sale:
Purchases	(246,633,539)	(576,211,432)
Sales	147,036,923	346,895,583
Maturities, prepayments and calls	145,523,934	150,188,718
Activities in securities held-to-maturity:
Sales	954,388	—
Maturities, prepayments and calls	1,065,613	1,820,000
Decrease (increase) in loans, net	142,806,911	(249,598,544)
Purchases of premises and equipment and software	(6,151,116)	(3,893,617)
Proceeds from the sale of premises and equipment and software	5,035	8,889
Other investments	(953,676)	(3,700,059)

Net cash provided by (used in) investing activities	183,654,473	(334,490,462)

Financing activities:
Net increase in deposits	29,949,521	228,464,906
Net (decrease) increase in securities sold under agreements to repurchase	(115,974,899)	30,837,358
Net decrease in Federal funds purchased	—	(71,643,000)
Advances from Federal Home Loan Bank:
Issuances	70,000,000	60,000,000
Payments	(151,110,778)	(15,570,903)
Net increase (decrease) in borrowings under lines of credit	—	(18,000,000)
Preferred dividends paid	(2,375,000)	(2,018,750)
Issuance of common stock, net of expenses	—	109,027,785
Exercise of common stock options and stock appreciation rights	980,259	610,658
Excess tax benefit from stock compensation	10,358	44,364

Net cash (used in) provided by financing activities	(168,520,539)	321,752,418

Net (decrease) increase in cash and cash equivalents	72,102,416	19,392,814
Cash and cash equivalents, beginning of period	166,602,074	90,252,755

Cash and cash equivalents, end of period	$238,704,490	$109,645,569

See accompanying notes to consolidated financial statements.

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
     Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets, including goodwill, the valuation of other real estate owned, and the determination of the valuation of deferred tax assets.
     Cash Flow Information —Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2010 and 2009 was as follows:

	For the six months ended June 30,
	2010	2009

Cash Transactions:
Interest	$32,276,757	$39,997,810
Income taxes received	100,000	3,200,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	50,224,878	49,553,686
Loans foreclosed upon and transferred to other real estate owned	37,645,241	10,749,074
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	10,428,262	(3,167,000)
     Loss Per Common Share — Basic net income (loss) per share available to common stockholders (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted EPS by application of the treasury stock method.
     As of June 30, 2010, there were approximately 2,038,000 stock options and 9,500 stock appreciation rights outstanding to purchase common shares. Additionally, as of June 30, 2010, Pinnacle Financial had outstanding warrants to purchase 495,455 shares of common stock. Due to the net loss attributable to common stockholders for the three and six months ended June 30, 2010, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an anti-dilutive effect on loss per share. As of June 30, 2009, there were 2,153,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. Most of these options and stock appreciation rights had at June 30, 2009 exercise prices and compensation costs attributable to current services, which when considered in relation to the average market price of Pinnacle Financial’s common stock, were considered dilutive and were considered in Pinnacle Financial’s diluted earnings per share available to common stockholders calculation for the three and six months ended June 30, 2009. As of June 30, 2009, Pinnacle Financial had outstanding warrants to purchase 612,455 shares of common stock which have been considered in the calculation of Pinnacle Financial’s diluted earnings per share for the three and six months ended June 30, 2009.

     The following is a summary of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2010 and 2009:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic earnings per share calculation:
Numerator - Net loss available to common stockholders	$(27,871,190)	$(33,246,057)	$(33,239,908)	$(32,602,691)

Denominator - Average common shares outstanding	32,675,221	24,965,291	32,616,943	24,242,160
Basic loss per share available to common stockholders	$(0.85)	$(1.33)	$(1.02)	$(1.34)

Diluted earnings per share calculation:
Numerator - Loss available to common stockholders	$(27,871,190)	$(33,246,057)	$(33,239,908)	$(32,602,691)

Denominator - Average common shares outstanding	32,675,221	24,965,291	32,616,943	24,242,160
Dilutive shares contingently issuable	—	—	—	—

Average diluted common shares outstanding	32,675,221	24,965,291	32,616,943	24,242,160

Diluted net loss per share available to common stockholders	$(0.85)	$(1.33)	$(1.02)	$(1.34)
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
     In the first quarter of 2010, the Financial Accounting Standards Board updated Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

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
Note 2. Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock
     On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the Treasury for $95 million pursuant to the Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. Pinnacle Financial can redeem the preferred shares issued to the Treasury under the CPP at any time subject to a requirement that it must consult with its primary federal regulators before redemption. On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109 million. As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.
Note 3. Securities
     The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	116,648,228	1,247,641	11	117,895,858
Mortgage-backed securities	541,122,783	21,408,311	169,721	562,361,373
State and municipal securities	205,410,912	6,863,527	730,274	211,544,165
Corporate notes and other	10,232,390	846,333	84,888	10,993,835

	$873,414,313	$30,365,812	$984,894	$902,795,231

Securities held-to-maturity:
U.S. government agency securities	$—	$—	$—	$—
State and municipal securities	4,500,354	155,959	21,715	4,634,598

	$4,500,354	$155,959	$21,715	$4,634,598

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	196,927,928	959,805	2,459,428	195,428,305
Mortgage-backed securities	507,443,622	11,799,596	1,551,804	517,691,414
State and municipal securities	204,028,645	4,489,162	1,222,955	207,294,852
Corporate notes and other	10,411,342	327,975	141,797	10,597,520

	$918,811,537	$17,576,538	$5,375,984	$931,012,091

Securities held-to-maturity:
U.S. government agency securities	$—	$—	$—	$—
State and municipal securities	6,542,496	237,300	42,460	6,737,336

	$6,542,496	$237,300	$42,460	$6,737,336

     During the three months ended June 30, 2010, Pinnacle Financial realized approximately $2.3 million in gains and no losses from the sale of $110.9 million of available-for-sale securities. Also during the second quarter of 2010, Pinnacle Financial realized a loss of approximately $20,000 related to the sale of an available-for-sale corporate note for which the bond issuer had recently experienced financial distress. During the three months ended March 31, 2010, Pinnacle Financial realized approximately $611,000 in gains and $246,000 in losses from the sale of $30.4 million of available-for-sale securities and approximately $954,000 of held to maturity securities. Pinnacle Financial sold these held to maturity securities as a result of the underlying credit support for these securities being terminated and, after evaluation electing not to maintain these securities in its portfolio. At June 30, 2010, approximately $812.4 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.
     The amortized cost and fair value of debt securities as of June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
|	| | |
Due in one year or less	$3,134,270	$3,178,593	$1,610,310	$1,641,899
Due in one year to five years	26,013,256	27,013,130	2,890,044	2,992,699
Due in five years to ten years	117,077,563	120,604,715	—	—
Due after ten years	186,066,441	189,637,420	—	—

	332,291,530	340,433,858	4,500,354	4,634,598
Mortgage-backed securities	541,122,783	562,361,373	—	—

	$873,414,313	$902,795,231	$4,500,354	$4,634,598

     At June 30, 2010 and December 31, 2009, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

			Investments with an		Total Investments
	Investments with an Unrealized		Unrealized Loss of		with an
	Loss of less than 12 months		12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

At June 30, 2010:

U.S. government agency securities	$199,800	$11	$—	$—	$199,800	$11
Mortgage-backed securities	34,262,393	167,590	232,508	2,131	34,494,901	169,721
State and municipal securities	17,820,505	405,975	7,246,583	346,014	25,067,088	751,989
Corporate notes	—	—	417,644	84,888	417,644	84,888

Total temporarily-impaired securities	$52,282,698	$573,576	$7,896,735	$433,033	$60,179,433	$1,006,609

At December 31, 2009:

U.S. government agency securities	$132,265,031	$2,459,428	$—	$—	$132,265,031	$2,459,428
Mortgage-backed securities	128,404,340	1,551,189	76,958	615	128,481,298	1,551,804
State and municipal securities	43,351,971	672,033	8,379,062	593,382	51,731,033	1,265,415
Corporate notes	473,191	141,797	—	—	473,191	141,797

Total temporarily-impaired securities	$304,494,533	$4,824,447	$8,456,020	$593,997	$312,950,553	$5,418,444

     The applicable date for determining when securities are in an unrealized loss position is June 30, 2010. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.
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
     Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade , tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will generally sell the security, but will review each security on a case by case basis. Pinnacle Financial notes that the $20,000 loss realized during the second quarter of 2010 was due to concerns over the future financial stability of the bond issuer. The sales during the first quarter of 2010 were primarily related to securities that lost their underlying credit support. The sales during the second quarter of 2010 were to reposition our portfolio due to current economic conditions. As noted in the table above, at June 30, 2010, Pinnacle Financial had unrealized losses of $1.0 million on $60.2 million of available-for-sale securities. Because Pinnacle Financial does not intend to sell these securities and it is not more likely than not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
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
Note 4. Loans and Allowance for Loan Losses
     The composition of loans at June 30, 2010 and December 31, 2009 is summarized in the table below.

	At June 30,	At December 31,
	2010	2009

Commercial real estate – mortgage	$1,125,823,280	$1,118,068,014
Consumer real estate – mortgage	709,121,389	756,015,076
Construction and land development	411,454,952	525,270,527
Commercial and industrial	1,009,990,592	1,071,444,097
Consumer and other	77,509,549	92,584,027

Total loans	3,333,899,762	3,563,381,741
Allowance for loan losses	(87,106,983)	(91,958,789)

Loans, net	$3,246,792,779	$3,471,422,952

     Changes in the allowance for loan losses for the six months ended June 30, 2010 and for the year ended December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

Balance at beginning of period	$91,958,789	$36,484,073
Charged-off loans	(50,224,878)	(62,598,965)
Recovery of previously charged-off loans	1,638,467	1,315,450
Provision for loan losses	43,734,605	116,758,231

Balance at end of period	$87,106,983	$91,958,789

     At June 30, 2010, Pinnacle Financial had certain impaired loans of $118,331,000 which were on nonaccruing interest status. At December 31, 2009, Pinnacle Financial had certain impaired loans of $124,709,000 which were on nonaccruing interest status. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $5.5 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively.
     Impaired loans also include loans that Pinnacle National may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that Pinnacle National may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a term of no less than six months and it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans and/or the cash flows of the underlying business appearing adequate to support the restructured debt service. Once a relationship is classified as a restructured loan and in accordance with industry practice, the relationship will remain classified as a restructured loan until the borrower can demonstrate adherence to the restructured terms through the end of the current fiscal year. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2010, there were $10.86 million of accruing restructured loans that remain in a performing status. There were $26.98 million of accruing restructured loans at December 31, 2009.

     Potential problem loans, which are not included in nonperforming assets, amounted to approximately $317.9 million at June 30, 2010, compared to $257.0 million at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.
     At June 30, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $23,727,000 to directors, executive officers, and their related entities, of which $18,005,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons similarly situated for the type of loan involved. None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2010.During the six months ended June 30, 2010, $1,741,000 of loan and other commitment increases and $14,029,000 of principal and other reductions were made by directors, executive officers, and their related entities. Additionally, loans outstanding to directors, executive officers and their related entities decreased from December 31, 2009 to June 30, 2010 due to the resignation of one of Pinnacle Financial’s board members.
     At June 30, 2010, Pinnacle Financial had approximately $21.8 million of mortgage loans held-for-sale compared to approximately $12.4 million at December 31, 2009. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the three and six months ended June 30, 2010, Pinnacle Financial recognized $931,000 and $1,496,000, respectively, in gains on the sale of these loans compared to $1,637,000 and $3,159,000, respectively, during the three and six months ended June 30, 2009.
     At June 30, 2010, Pinnacle Financial had $42,616,000 in other real estate owned which had been acquired, usually through foreclosure, from borrowers compared to $29,603,000 at December 31, 2009. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral based on recent appraisals. The other real estate is initially recorded at fair value less costs to sell. These fair values are periodically updated based on new appraisals and other information.
Note 5. Income Taxes
     Under FASB ASC 740, “Income Taxes,” companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. However, companies should not apply the estimated full year tax rate to interim results if the expected annual effective tax benefit rate exceeds the tax benefit rate based on interim items only. ASC 740 requires that the tax benefit recognized be limited to the benefit calculated on interim items only. As such, Pinnacle Financial recorded a tax benefit through the second quarter of 2009 based on the actual year-to-date results.
     Pinnacle Financial’s effective tax rate in 2009 differs from the Federal income tax statutory rate of 35% primarily due to investments in bank qualified municipal securities, bank owned life insurance, federal tax credits, state tax expense, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc. Also impacting the effective tax rate for 2009 are Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the year ending December 31, 2010 is $360,000. Pinnacle Financial believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program. The effective tax rate in 2010 differs from the Federal income tax statutory rate due primarily to the recognition of a valuation allowance against deferred tax assets during the three months ended June 30, 2010.
     During the three months ended June 30, 2010, Pinnacle Financial performed its quarterly assessment of net deferred tax assets. Companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, Pinnacle Financial is now in a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial did not consider future taxable income in determining the realizability of its deferred tax assets. Pinnacle Financial’s estimate of the realization of its deferred tax assets was solely based on future reversals of existing taxable temporary differences and taxable income in prior carry back years. This resulted in the recognition of a deferred tax asset valuation allowance of approximately $17.4 million during the three months ended June 30, 2010. The valuation allowance was recorded within income tax expense. We expect our income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At which time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
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
     A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at June 30, 2010 is as follows:

Commitments to extend credit	$980,854,000
Standby letters of credit	78,293,000
     At June 30, 2010, the fair value of Pinnacle Financial’s standby letters of credit was $354,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.
     On May 1-2, 2010, the Middle Tennessee area experienced significant rainfall which caused substantial flooding, in many cases above previously mapped flood plain boundaries (i.e., exceeded the 100-year flood plain). Pinnacle National experienced minimal damage to its facilities and equipment and was also required to temporarily relocate personnel to other offices throughout its footprint. These matters are not expected to be material to Pinnacle National’s financial position or results of operations. In addition, Pinnacle National believes that a number of its borrowers, both residential and commercial, were displaced as a result of flooding. In all likelihood, the real estate that collateralizes Pinnacle National’s loans to these borrowers will have been damaged and, in some cases, completely destroyed. Because some of this collateral was not in a designated flood zone, it is likely that certain borrowers did not carry a valid flood insurance policy to reimburse them for flood losses. Pinnacle National has conducted a preliminary assessment of the impact on affected borrowers. Based on our current assessment and the extent of their losses or the resulting impact of these events, we have allocated an allowance of $1.5 million as of June 30, 2010 as a component of our allowance for loan losses.
     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2010 will not have a material impact on Pinnacle Financial’s financial statements.

Note 7. Stock Options, Stock Appreciation Rights and Restricted Shares
     Pinnacle Financial has two equity incentive plans. Additionally, Pinnacle Financial has acquired equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (“Cavalry”) and Mid-America Bancshares, Inc. (“Mid-America”) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At June 30, 2010, there were approximately 769,000 shares available for issuance under all of these plans.
     During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial’s common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. At June 30, 2010, there were 29,452 Pinnacle Financial shares remaining to be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
     On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans was adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. At June 30, 2010, there were 228,027 Pinnacle Financial shares which could be acquired by the participants in the Mid-America Plans at exercise prices that ranged between $7.52 per share and $20.41 per share. At June 30, 2010, there were approximately 72,000 shares available for issue under the Mid-America Plans, which shares may only be issued to Pinnacle associates that were Mid-America associates prior to the merger.
Common Stock Options and Stock Appreciation Rights
     As of June 30, 2010, there were 2,038,146 stock options and 9,535 stock appreciation rights outstanding to purchase common shares. A summary of the activity within the equity incentive plans during the six months ended June 30, 2010 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)

Outstanding at December 31, 2009	2,149,775	$17.54	5.23	$6,643

Granted	—	—
Exercised (2)	(78,887)	9.11
Forfeited	(23,207)	19.64

Outstanding at June 30, 2010	2,047,681	$17.84	4.82	$5,077

Outstanding and expected to vest as of June 30, 2010	2,014,796	$17.73	4.80	$5,065

Options exercisable at June 30, 2010 (3)	1,710,792	$15.07	4.38	$5,077

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $12.85 per common share for the approximately 774,000 options and stock appreciation rights that were in-the-money at June 30, 2010.

(2)	There were 232 stock appreciation rights exercised during the six months ended June 30, 2010.

(3)	In addition to these outstanding options, there were 228,000 warrants issued to founders of Pinnacle Financial that were outstanding at June 30, 2010 and December 31, 2009. Additionally, there were 267,455 warrants outstanding at June 30, 2010 and December 31, 2009 that were issued in conjunction with the CPP. These warrants, if exercised, will result in the issuance of common shares.

     During the six months ended June 30, 2010, approximately 385,000 option awards vested at an average exercise price of $26.02 and an intrinsic value of approximately $20,000.
     As of June 30, 2010, there was approximately $2.6 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.91 years.
     During the three and six months ended June 30, 2010, Pinnacle Financial recorded stock option compensation expense of $413,000 and $857,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006, compared to $366,000 and $890,000 for the three and six months ended June 30, 2009. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
     There were no options granted in the six month periods ended June 30, 2010 and 2009.
Restricted Shares
     Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of June 30, 2010 under either of these plans. During the six months ended June 30, 2010, Pinnacle Financial awarded 305,819 shares of restricted common stock to certain Pinnacle Financial associates and outside directors.
     A summary of activity for unvested restricted share awards for the six months ended June 30, 2010 is as follows:

		Grant Date
		Weighted-Average
	Number	Cost
Unvested at December 31, 2009	480,884	$21.03
Shares awarded	305,819	14.45
Restrictions lapsed and shares released to associates/directors	(61,788)	20.60
Shares forfeited	(49,461)	24.57

Unvested at June 30, 2010	675,454	$17.88

     Status of 2010 Restricted Share Awards: There were 305,819 restricted share awards granted during the six months ended June 30, 2010. The following discusses the current status of these awards:
• The forfeiture restrictions on 19,397 restricted share awards granted to named executive officers in 2010 lapse in three installments as follows; 66.6% on the second anniversary date should Pinnacle Financial achieve certain earnings and soundness targets, and 33.4% on the third anniversary date should Pinnacle Financial achieve certain earnings and soundness targets (or, alternatively, the cumulative three-year period).
• The forfeiture restrictions on another 58,203 restricted share awards granted to named executive officers lapse in one lump sum on the second anniversary date of the grant so long as Pinnacle Financial is profitable for the fiscal year immediately preceding the vesting date.
• The forfeiture restrictions on 19,853 restricted share awards granted to executive management personnel, other than the named executive officers, in 2010 lapse in three equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period).
• The forfeiture restrictions on another 59,568 restricted share awards granted to executive management personnel, other than the named executive officers, lapse in equal installments on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier.
• The forfeiture restrictions on 131,599 restricted share awards granted to non-management level associates lapse in five equal installments on the anniversary date of the grant.
• During the first quarter of 2010, 17,199 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each non-employee board member received an award of 1,323 shares.

     Compensation expense associated with the performance-based restricted share awards is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately. Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the three and six months ended June 30, 2010, Pinnacle Financial recognized approximately $450,000 and $1,192,000, respectively, in compensation costs attributable to all restricted share awards issued prior to the end of those periods, compared to $467,000 and $817,000, respectively, for the three and six months ended June 30, 2009.
Note 8. Regulatory Matters
     Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP. Pinnacle Financial has not paid any cash dividends on its common stock since inception, and it does not anticipate that it will consider paying dividends on its common stock until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. Pursuant to federal banking regulations and due to losses incurred in 2009, beginning in 2010, Pinnacle National had no net retained profits from the previous two years available for dividend payments to Pinnacle Financial. Accordingly, Pinnacle National may not, subsequent to January 1, 2010, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances. Pinnacle Financial has agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making such dividend and subordinated debt payments.
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
     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2010, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial’s and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2010

Total capital to risk weighted assets:
Pinnacle Financial	$555,003	14.81%	$299,880	8.0%	not applicable
Pinnacle National	$483,097	12.92%	$299,112	8.0%	$377,957	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$492,640	13.14%	$149,940	4.0%	not applicable
Pinnacle National	$420,852	11.26%	$149,556	4.0%	$226,774	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$492,640	10.38%	$189,798	4.0%	not applicable
Pinnacle National	$420,852	8.89%	$189,341	4.0%	$236,676	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
     In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. As noted above, Pinnacle National had 8.89% of Tier 1 capital to average assets and 12.92% of total capital to risk-weighted assets ratio at June 30, 2010. Pinnacle Financial contributed approximately $25 million to Pinnacle National as of the quarter ending June 30, 2010, and has $65.9 million of cash available, if required, for further capital support of Pinnacle National.

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
     A summary of Pinnacle Financial’s interest rate swaps as of June 30, 2010 is included in the following table (in thousands):

	June 30, 2010
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$244,783	$17,112
Pay variable / receive fixed swaps	244,783	(16,929)

Total	$489,566	$183

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
Assets
     Securities available-for-sale— Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

     The following tables present the financial instruments carried at fair value as of June 30, 2010 and December 31, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010

				Models with
			Models with	significant
	Total carrying	Quoted market	significant	unobservable
	value in the	prices in an	observable market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	117,896	—	117,896	—
Mortgage-backed securities	562,361	—	562,361	—
State and municipal securities	211,544	—	211,544	—
Corporate notes and other	10,994	—	10,994	—

Total investment securities available-for-sale	902,795		902,795	—
Other investments	2,463	—	—	2,463
Other assets	64,564	—	16,747	47,817

Total assets at fair value	$969,822	$—	$919,542	$50,280

Other liabilities	$16,930	$—	$16,930	$—

Total liabilities at fair value	$16,930	$—	$16,930	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009

			Models with	Models with
			significant	significant
	Total carrying	Quoted market	observable	unobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	195,428	—	195,428	—
Mortgage-backed securities	517,691	—	517,691	—
State and municipal securities	207,295	—	207,295	—
Corporate notes and other	10,598	—	10,598	—

Total investment securities available-for-sale	931,012		931,012
Other investments	1,999	—	—	1,999
Other assets	57,391	—	9,872	47,519

Total assets at fair value	$990,402	$—	$940,884	$49,518

Other liabilities	$10,054	$—	$10,054	$—

Total liabilities at fair value	$10,054	$—	$10,054	$—

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010

				Models with
	Total carrying		Models with significant	significant
	value in	Quoted market prices	observable market	unobservable market
	the consolidated	in an active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$42,616	$—	$—	$42,616
Impaired loans, net (1)	111,128	—	—	111,128

Total	$153,744	$—	$—	$153,744

(1)	Amount is net of a valuation allowance of $7.2 million as required by ASC 310-10, “Receivables.”

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009

			Models with	Models with
			significant	significant
	Total carrying	Quoted market	observable	unobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$29,603	$—	$—	$29,603
Impaired loans, net (2)	105,425	—	—	105,425

Total	$135,028	$—	$—	$135,028

(2)	Amount is net of a valuation allowance of $19.3 million as required by ASC 310-10, “Receivables.”
     Level changes in fair value measurements
     In January 2010, the FASB updated subtopic 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. Previous guidance only required transfer disclosures for Level 3 assets and liabilities. Pinnacle Financial monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three and six months ended June 30, 2010, there were no transfers between levels. The new standard also requires an increased level of disaggregation with asset/liability classes. Pinnacle Financial has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.
     The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2010 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands).

	Six months ended June 30,
	2010		2009
	Other	Other	Other	Other
	assets	liabilities	assets	liabilities
Fair value, January 1	$49,518	$—	$85,464	$—
Total realized gains included in income	514	—	60	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	248	—	162	—
Transfers out of Level 3	—	—	(36,768)	—

Fair value, June 30	$50,280	$—	$48,918	$—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$514	$—	$60	$—

     The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash and cash equivalents - The carrying amounts of cash, due from banks, federal funds sold, and U.S. Treasury discount notes sold approximate their fair value.

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
     The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$238,704	$238,704	$166,602	$166,602
Securities available-for-sale	902,795	902,795	931,012	931,012
Securities held-to-maturity	4,500	4,635	6,542	6,737
Mortgage loans held-for-sale	21,817	21,817	12,441	12,441
Loans, net	3,246,793	3,293,731	3,471,423	3,477,104
Derivative assets	17,112	17,112	10,237	10,237
Bank owned life insurance	47,177	47,177	46,811	46,811
Other investments	2,463	2,463	1,999	1,999

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$4,012,891	$4,031,501	$4,099,064	$4,119,262
Federal Home Loan Bank advances and other borrowings	131,477	137,449	212,655	215,503

Subordinated debt	97,476	126,655	97,476	102,607
Derivative liabilities	16,929	16,929	10,054	10,054

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Off-balance sheet instruments:
Commitments to extend credit	$980,054	$—	$946,888	$—
Standby letters of credit	78,293	354	89,732	312

Note 11. Variable Interest Entities
     Effective January 1, 2010, Pinnacle Financial adopted the provisions of ASC Topic 860 and ASC Topic 810. ASC 860, “Transfers and Servicing,” provides for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in these entities being considered VIEs which must be evaluated for consolidation on and after its effective date. ASC 810, “Consolidation,” revises the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected benefits of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests.
     Under ASC 810, as amended, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended June 30, 2010, has been prepared in accordance with ASC 810.
     At June 30, 2010, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have several nonconsolidated VIEs, discussed below.
Non-consolidated Variable Interest Entities
     Since 2003, Pinnacle Financial has made equity investments as a limited partner in various partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital and to support Pinnacle Financial’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within Pinnacle Financial’s primary geographic region. These partnerships are considered VIEs because Pinnacle Financial, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While Pinnacle Financial could absorb losses that are significant to these partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the partnerships as the general partners whose managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and who are exposed to all losses beyond Pinnacle Financial’s initial capital contributions and funding commitments are considered the primary beneficiaries.
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
     The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of June 30, 2010 (in thousands):

	Maximum	Liability
Type	Loss Exposure	Recognized	Classification
Low Income Housing Partnerships	$4,171	$—	Other Assets
Trust Preferred Issuances	N/A	82,476	Subordinated Debt
Accruing Restructured Commercial Loans	6,340	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at June 30, 2010 and December 31, 2009 and our results of operations for the three and six months ended June 30, 2010 and 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. The adverse economy in our principal markets continues to materially impacted our financial condition and results of operations in 2010. Our fully diluted net loss per common share available to common stockholders for the three months ended June 30, 2010 was $0.85, compared to fully diluted net loss per common share available to common stockholders of $1.33 for the same period in 2009. Our results of operations for the three and six months ended June 30, 2010 were negatively impacted by a $17.4 million non-cash charge to record a valuation for deferred tax assets. Our fully diluted net loss per common share available to common stockholders for the six months ended June 30, 2010 was $1.02, compared to fully diluted net loss per common share available to common stockholders of $1.34 for the same period in 2009. At June 30, 2010, loans totaled $3.333 billion, as compared to $3.563 billion at December 31, 2009, while total deposits increased to $3.853 billion at June 30, 2010 from $3.824 billion at December 31, 2009.
Results of Operations. Our net interest income increased to $35.7 million for the second quarter of 2010 compared to $30.5 million for the second quarter of 2009. Our net interest income increased to $72.3 million for the first six months of 2010 compared to $59.2 million for the same period in 2009. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended June 30, 2010 was 3.23% compared to 2.75% for the same period in 2009. The net interest margin for the six months ended June 30, 2010 was 3.24% compared to 2.74% for the same period in 2009.
Our provision for loan losses of $30.5 million for the second quarter of 2010 compared to $65.3 million for the same period in 2009. The provision for loan losses was $43.7 million for the six months ended June 30, 2010 compared to $78.9 million for the same period in 2009. During the second quarter of 2010, we incurred net charge-offs of $33.5 million compared to $44.6 million in the second quarter of 2009 and $15.1 million in the first quarter of 2010. As a result, during the first six months of 2010, our allowance for loan losses as a percentage of total loans increased from 2.58% at December 31, 2009 to 2.61% at June 30, 2010.
Noninterest income for the three and six months ended June 30, 2010 compared to the same period in 2009 decreased by $33,000, or 0.31%, and $4.7 million, or 19.73%, primarily due to substantially higher gains on the sale of investment securities in the first six months of 2009, as compared to the same period in the current year. Excluding net gains on the sale of investment securities, Pinnacle’s noninterest income for the three and six months ended June 30, 2010 compared to the same period in 2009 decreased by 2.08% and 4.89%, respectively. This decrease is largely attributable to a reduction in gains on loan sales resulting from fewer fees collected on mortgage loan originations occurring in the first six months of 2010 compared to 2009. During the six months ended June 30, 2010, mortgage originations were $164.3 million compared to $409.3 million for the same period in 2009. Additionally, we recorded fewer fee revenues on service charges from deposit accounts and insurance sales commissions in the three and six month ended June 30, 2010 compared to the same periods in 2009.
A number of factors contributed to increased noninterest expense for the three and six months ended June 30, 2010 compared to the same periods in prior year including: increases in salaries and employee benefits as a result of an increase in the number of associates, increased costs associated with the disposal and maintenance of other real estate owned, increased equipment and occupancy expenses due to the expansion of our branch network, and other operating expenses. The number of full-time equivalent employees increased from 746.0 at June 30, 2009 to 796.0 at June 30, 2010. Additionally, our branch expansion efforts during the last few years, including the three new branches opened in the latter half of 2009 and one new branch we opened in 2010 also increased noninterest expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 78.9% for the second quarter of 2010 compared to 74.4% for the same period in 2009. Our efficiency ratio was 79.6% for the first six months of 2010 compared with 67.3% for the same period in 2009. Our efficiency ratio was negatively impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.
The effective tax rate for the second quarter 2010 was principally impacted by the recognition of a deferred tax asset valuation allowance.

Net loss available to common stockholders for the second quarter of 2010 was $27.9 million compared to net loss available to common stockholders of $33.2 million for the same period in 2009. Net loss for the first six months of 2010 was $33.2 million compared to net loss available to common stockholders of $32.6 million for the same period in 2009. Included in net loss available to common stockholders for the three and six months ended June 30, 2010 and 2009 was approximately $1.50 million and $3.05 million, respectively, and $1.47 million and $2.92 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP.
Financial Condition. Loans decreased $229.5 million during the first six months of 2010. We have grown our total deposits to $3.853 billion at June 30, 2010 compared to $3.824 billion at December 31, 2009, an increase of $29.8 million. In comparing the composition of the average balances of our deposits between the second quarter of 2010 with the second quarter of 2009, we have experienced greater growth in our lower cost core deposit balances, defined as all client deposits except time deposits greater than $100,000, than in any other category. This decrease in reliance on higher cost non-core deposits, including brokered deposits, has contributed to the increased net interest margin between the two periods.
Capital and Liquidity. At June 30, 2010, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements as well as those levels that we agreed with the OCC that we would exceed. Additionally, at June 30, 2010, our bank would be considered to be “well-capitalized” pursuant to banking regulations. To support the capital needs of Pinnacle National and holding company cash requirements, at June 30, 2010, we had approximately $65.9 million of cash and cash equivalents at the holding company.
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

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain those loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
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
Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, Pinnacle Financial is now in a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets was solely based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years. Pinnacle Financial did not consider future taxable income in determining the realizability of its deferred tax assets. This resulted in a deferred tax asset valuation allowance of $17.4 million as of and for the three months ended June 30, 2010. The valuation allowance was recorded within income tax expense. We expect our income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At which time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on our results of operations and financial condition.
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
Our stock price has historically traded above its book value per common share and tangible book value per common share. At June 30, 2010, our stock price was trading below its book value per common share, but above its tangible book value per common share. Due to the losses we have incurred and the volatility of our stock price during the second quarter of 2010, we evaluated whether there were indicators of potential goodwill impairment at June 30, 2010, and determined that there were was no indication of impairment. However, should we continue to experience losses and/or discount rates increase, or should our stock price decline further below our book value per common share, an impairment charge to goodwill and other intangible assets may be required. We will perform our annual evaluation of whether there are indications of potential goodwill impairment as of September 30, 2010.

Results of Operations
The following is a summary of our results of operations (dollars in thousands):

			2010-2009			2010-2009
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Interest income	$50,928	$50,028	1.80%	$103,618	$99,547	4.09%
Interest expense	15,231	19,516	(21.96%)	31,361	40,334	(22.25%)

Net interest income	35,697	30,512	17.00%	72,257	59,213	22.03%
Provision for loan losses	30,509	65,320	(53.29%)	43,735	78,930	(44.59%)

Net interest income (loss) after provision for loan losses	5,188	(34,808)	114.90%	28,522	(19,717)	244,66%
Noninterest income	10,569	10,602	(0.31%)	19,055	23,738	(19.73%)
Noninterest expense	36,491	30,606	19.23%	72,657	55,850	30.09%

Net loss before income taxes	(20,734)	(54,812)	(62.17%)	(25,080)	(51,829)	(51.61%)
Income tax (benefit)expense	5,630	(23,036)	124.44%	5,107	(22,143)	123.06%

Net loss	(26,364)	(31,776)	17.03%	(30,187)	(29,686)	1.69%
Preferred dividends and preferred stock discount accretion	1,507	1,470	2.52%	3,053	2,917	4.66%

Net loss available to common stockholders	$(27,871)	$(33,246)	16.17%	$(33,240)	$(32,603)	1.95%

Basic net loss per common share available to common stockholders	$(0.85)	$(1.33)	36.09%	$(1.02)	$(1.34)	23.88%

Diluted loss per common share available to common stockholders	$(0.85)	$(1.33)	36.09%	$(1.02)	$(1.34)	23.88%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is one of the most significant components of our results of operations. For the three months ended June 30, 2010 and 2009, we recorded net interest income of $35.7 million and $30.5 million respectively, which resulted in a net interest margin of 3.23% and 2.75%. For the six months ended June 30, 2010 and 2009, we recorded net interest income of $72.3 million and $59.2 million, respectively, which resulted in a net interest margin of 3.24% and 2.74%.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2010			June 30, 2009
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields

Interest-earning assets:
Loans (1)	$3,418,928	$40,324	4.74%	$3,517,254	$39,627	4.52%
Securities:
Taxable	760,338	8,058	4.25%	752,302	8,393	4.47%
Tax-exempt (2)	202,063	1,986	5.20%	159,890	1,573	5.21%
Federal funds sold and other	146,142	560	1.65%	93,557	435	2.01%

Total interest-earning assets	4,527,471	$50,928	4.58%	4,523,003	$50,028	4.49%

Nonearning assets
Intangible assets	256,753			259,954
Other nonearning assets	212,224			218,532

Total assets	$4,996,448			$5,001,489

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$531,157	$901	0.68%	$359,330	$469	0.52%
Savings and money market	1,286,115	4,538	1.42%	774,255	2,415	1.25%
Time	1,495,347	7,486	2.01%	2,146,495	13,536	2.53%

Total interest bearing deposits	3,312,619	12,925	1.57%	3,280,080	16,420	2.01%
Securities sold under agreements to repurchase	210,798	365	0.69%	243,765	423	0.70%
Federal Home Loan Bank advances and other borrowings	147,491	1,059	2.88%	255,263	1,615	2.52%
Subordinated debt	97,476	882	3.63%	97,476	1,058	4.39%

Total interest-bearing liabilities	3,768,384	15,231	1.62%	3,876,584	19,516	2.02%
Noninterest-bearing deposits	504,354	—	—	455,709	—	—

Total deposits and interest-bearing liabilities	4,272,738	$15,231	1.43%	4,332,293	$19,516	1.81%

Other liabilities	19,524			19,404
Stockholders’ equity	704,186			649,792

Total liabilities and stockholders’ equity	$4,996,448			$5,001,489

Net interest income		$35,697			$30,512

Net interest spread (3)			2.96%			2.47%
Net interest margin (4)			3.23%			2.75%

(1)	Average balances of nonperforming loans are included in the above amounts.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the quarter ended June 30, 2010 would have been 3.15% compared to a net interest spread of 2.68% for the quarter ended June 30, 2009.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields

Interest-earning assets:
Loans (1)	$3,469,161	$81,399	4.74%	$3,467,136	$78,153	4.55%
Securities:
Taxable	792,192	17,146	4.36%	734,409	17,481	4.80%
Tax-exempt (2)	205,292	4,036	5.23%	153,959	3,048	5.27%
Federal funds sold and other	122,565	1,037	1.85%	87,255	865	2.16%

Total interest-earning assets	4,589,210	$103,618	4.62%	4,442,759	$99,547	4.57%

Nonearning assets
Intangible assets	257,132			260,340
Other nonearning assets	212,914			232,726

Total assets	$5,059,256			$4,935,825

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$503,640	$1,702	0.68%	$359,426	$897	0.50%
Savings and money market	1,268,909	8,837	1.40%	745,141	4,355	1.18%
Time	1,562,665	15,850	2.05%	2,150,962	28,902	2.71%

Total interest bearing deposits	3,335,214	26,389	1.60%	3,255,529	34,154	2.12%
Securities sold under agreements to repurchase	242,530	917	0.76%	236,879	784	0.67%
Federal Home Loan Bank advances and other borrowings	163,298	2,326	2.87%	245,132	3,175	2.61%
Subordinated debt	97,476	1,729	3.58%	97,476	2,221	4.59%

Total interest-bearing liabilities	3,838,518	31,361	1.65%	3,835,016	40,334	2.12%
Noninterest-bearing deposits	500,006	—	—	436,890	—	—

Total deposits and interest-bearing liabilities	4,338,524	$31,361	1.46%	4,271,906	$40,334	1.90%

Other liabilities	15,055			21,742
Stockholders’ equity	705,677			642,177

Total liabilities and stockholders’ equity	$5,059,256			$4,935,825

Net interest income		$72,257			$59,213

Net interest spread (3)			2.97%			2.45%
Net interest margin (4)			3.24%			2.74%

(5)	Average balances of nonperforming loans are included in the above amounts.

(6)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(7)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2010 would have been 3.16% compared to a net interest spread of 2.67% for the six months ended June 30, 2009.

(8)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and six months ended June 30, 2010 was 3.23% and 3.24%, respectively, compared to a net interest margin of 2.75% and 2.74%, respectively, for the same periods in 2009. Our net interest margin increased by 48 basis points when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009 and 50 basis points when comparing the six months ended June 30, 2010 to the six months ended June 30, 2009. Matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields increased by 22 basis points and 19 basis points during the three and six months ended June 30, 2010 when compared to the same periods in 2009. A significant amount of our loan portfolio has daily floating rate pricing tied to our prime lending rate or a national interest rate index. Our weighted average prime rate for the three and six months ended June 30, 2010 was 3.25%, compared to 3.19% and 3.18%, respectively, for the same periods in 2009. However, the weighted average rate being assessed on these daily floating rate loans was 5.17% at June 30, 2010. The difference is largely due to interest rate floors, of which approximately $1.0 billion of our daily floating rate interest loans and $438 million of our variable rate loan portfolio were currently priced at their contractual interest rate floor. Other factors that impact our loan yields in any period are our evaluation of the creditworthiness, collateral, the loan term and ongoing relationship with a particular borrower.

•	The increase in nonperforming assets negatively impacted our net interest margin during the three and six months ended June 30, 2010 when compared to the same periods in 2009. Average nonperforming assets were $158.5 million and $157.1 million for the three and six months ended June 30, 2010 compared to $86.4 million and $67.3 million for the three and six months ended June 30, 2009, an increase of 87.1% and 136.5%, respectively. We are aggressively reviewing our portfolio to identify problem loans prior to the progression to a nonperforming asset and taking action to resolve our nonperforming assets to improve our core margin.

•	During the second quarter of 2010, overall deposit rates were less than those rates for the comparable period in 2009 by 44 basis points. For the six months ended June 30, 2010, deposit rates decreased by 52 basis points over the same period in 2009. The net decreases were largely impacted by our efforts to increase lower cost core deposits and reduce levels of wholesale funding—which are associated with higher funding costs. Our non-core funding as a percentage of total funding has decreased from 41.3% at December 31, 2009 to 34.3% at June 30, 2010. These efforts have positively impacted our net interest margin with a 52 and 66 basis point reduction in the rate paid on time deposits for the three and six month periods, respectively. Also positively impacting our funding costs are time deposits repricing at lower rates than those that were in effect for the three and six month periods ended June 30, 2009.

Rates paid on such products as interest checking, savings and money market accounts and securities sold under agreements to repurchase increased as compared to the same period in the prior year. Competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively, and rate increases within transaction and savings classifications negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors and believe that our markets are very competitive banking markets with several market participants seeking deposit growth. As a result, competitive limitations on our ability to more significantly lower rates paid on our deposit products had a negative impact on our margin during the second quarter of 2010.

•	During the three and six months ended June 30, 2010, the average balances on noninterest bearing deposit liabilities, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 59.3% and 58.0% of our total funding compared to 42.3% and 41.6% during the same periods in 2009. Approximately $171.8 million of the increase was in noninterest bearing deposits. Average noninterest bearing deposits increased to 11.6% of total funding for the six months ended June 30, 2010, compared to 8.4% over the same period in prior year. The increase in these products as a percentage of total funding is attributable to our focus on growing our core deposit base and reducing our reliance on wholesale funding sources which has had a favorable impact on our net interest margin. Maintaining and increasing our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin.
We continue to deploy various asset liability management strategies to manage our risk to rising or falling interest rates. We believe that short term rates will remain flat for the next several quarters and eventually begin to rise by the second half of 2011. Due to the percentage of variable rate loans with loan floors currently in place, our balance sheet would be considered liability-sensitive. In order to prepare for a rising rate environment, we are increasing spreads to loan pricing indices so that when rates increase we are in a better position to maintain our margins. We believe our net interest margin should increase during the latter half of 2010 due to several factors related to pricing adjustments for certain loans and deposits. Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of nonperforming assets during 2010. We also believe that our net interest margin will be negatively impacted by reduced loan demand as business owners and other potential borrowers continue to evaluate the length and severity of the local and national economies.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $30.5 million and $65.3 million for the three months ended June 30, 2010 and 2009, respectively, and $43.7 million and $78.9 million for the six months ended June 30, 2010 and 2009, respectively. Provision expense for both the three and six month period ended June 30, 2010 has decreased as compared to the same periods in prior year. Prior year provisioning expense included the charge-off of a loan to a one-bank holding company for $21.5 million after their subsidiary bank was placed in receivership by their regulators.
The impact of the continuing economic distress, particularly its impact on the residential construction market, continues to impact provisioning expense. Increases in nonperforming loans, net-charge offs and an overall increase in our allowance for loan losses in relation to loan balances were the primary reasons for continued elevated provisioning expense. The increases in non-performing assets were caused primarily by continued deterioration in our construction and land development loan portfolio, particularly loans to residential builders and developers. Our residential construction and land development loan portfolio has experienced weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures our residential construction and development loan portfolio. The collateral for our residential construction and land development loans is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment in full by the borrower becomes increasingly difficult.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. Our allowance for loan losses as a percentage of loans increased from 2.58% at December 31, 2009 to 2.61% at June 30, 2010. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2010. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
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

The following is the makeup of our noninterest income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

			2010-2009			2010-2009
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Noninterest income:
Service charges on deposit accounts	$2,429	$2,568	(5.41%)	$4,795	$5,045	(4.96%)
Investment services	1,315	1,078	21.99%	2,552	1,932	32.09%
Insurance sales commissions	904	919	(1.63%)	2,003	2,225	(9.98%)
Gains on loans sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	931	1,637	(43.13%)	1,496	3,189	(53.09%)
Losses on loan sales and loan participations, net	(12)	(4)	200.00%	(15)	(268)	(94.40%)
Net gain on sale of investments	2,259	2,116	6.76%	2,624	6,462	(59.39%)
Trust fees	755	642	17.60%	1,651	1,299	27.10%
Other noninterest income:
ATM and other consumer fees	1,367	1,123	21.73%	2,600	2,172	19.71%
Bank-owned life insurance	215	34	532.35%	365	229	59.39%
Other noninterest income	406	489	(16.97%)	984	1,453	(32.21%)

Total other noninterest income	1,988	1,646	20.78%	3,949	3,854	2.49%

Total noninterest income	$10,569	$10,602	(0.31%)	$19,055	$23,738	(19.72%)

Service charge income for 2010 decreased from that in 2009 due to decreased overdraft protection and insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We believe these matters will negatively impact our revenue from service charges in future periods.
Included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At June 30, 2010, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $921 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $786 million at June 30, 2009. We also offer trust services through Pinnacle National’s trust division. At June 30, 2010, our trust department was receiving fees on approximately $627 million in assets compared to $580 million at June 30, 2009. The business development efforts of our trust department resulted in an increase in assets under management. We also increased the number of trust advisors in 2009. These factors contributed to an increase in trust fees for the second quarter of 2010 compared to the same period in 2009.
Reduced levels of fees from the origination and sale of mortgage loans accounted for a significant portion of the decrease in noninterest income. These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing interest rate environment. In the second quarter of 2009, mortgage financing activity was substantially higher than in the second quarter of 2010. The gross fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At June 30, 2010 and pursuant to participation agreements with these correspondents, we had participated approximately $66.5 million of originated commercial loans to other banks compared to $84.6 million at December 31, 2009. The participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to FASB ASC 860, in those transactions whereby the correspondent is receiving less interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. At each period end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market-based rate. Should the discount rate we are using to measure these cash flows change during the current accounting period, the result of the change is reflected in our statements of operations. In a decreasing rate environment, our asset is negatively impacted resulting in losses reflected in earnings. Conversely, should a loan be paid prior to maturity, any remaining unamortized balance is charged as a reduction to gains on loan participations sold. We recorded losses, net of amortization expense related to the aforementioned retained cash flow asset, of $12,000 for the three months ended June 30, 2010 and $4,000 for the three months ended June 30, 2009, related to the loan participation transactions. During the six months ended June 30, 2010, we recorded losses of $15,000 compared to $238,000 in losses booked during the six months ended June 30, 2009. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In any event, the timing of participations may cause the level of losses or of gains, if any, to vary significantly.
During the three months ended June 30, 2010 and 2009, we sold approximately $110 million and $129 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized a $2.3 million and $2.1 million, respectively, gain for the three months ended June 30, 2010 and June 30, 2009. During the six months ended June 30, 2010 and 2009, we sold approximately $140 million and $339 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized $2.6 million and $6.5 million of gains for the six months ended June 30, 2010 and 2009, respectively. Also, during the first six months of 2010, we sold approximately $954,000 of municipal securities within our held to maturity portfolio. We sold these municipal securities as a result of the underlying credit support for these securities being terminated and, after evaluation we elected to not maintain these securities in our portfolio.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees. These fees have increased as compared to the same periods in 2009 due to an increased check card usage. Additionally, noninterest income from the cash surrender value of bank-owned life insurance increased between the three and six months ended June 30, 2010 and 2009. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies are not taxable. The policy investment returns underperformed in 2009, but have shown signs of improvement in 2010.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

				Six months ended
	Three months ended		2010-2009	June 30		2010-2009
	June 30,		Percent	Increase	Increase	Percent
	2010	2009	(Decrease)	2010	2009	(Decrease)

Noninterest expense:
Salaries and employee benefits:
Salaries	$11,371	$9,349	21.63%	$22,651	$18,335	23.54%
Commissions	713	606	17.66%	1,383	1,212	14.11%
Other compensation	775	87	790.80%	2,572	2,449	5.02%
Employee benefits and other	2,988	2,634	13.44%	6,246	5,431	15.01%

Total salaries and employee benefits	15,847	12,676	25.02%	32,852	27,427	19.78%

Equipment and occupancy	5,492	4,311	27.40%	10,859	8,546	27.07%
Other real estate expense	7,411	3,913	89.39%	12,813	4,614	177.70%
Marketing and business development	794	466	70.39%	1,548	906	70.86%
Postage and supplies	701	830	(15.54%)	1,434	1,660	(13.61%)
Amortization of intangibles	746	876	(14.84%)	1,492	1,923	(22.41%)
Other noninterest expense	5,500	7,534	(27.00%)	11,659	10,773	8.22%

Total noninterest expense	$36,491	$30,606	19.23%	$72,657	$55,850	30.09%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as additional personnel, the opening of additional branches, audit expenses and other expenses which tend to increase in relation to our growth. In addition, in 2010 we have experienced increases in noninterest expense related to increased levels of foreclosed real estate and increased FDIC assessments.

Salaries and employee benefits expense increased $3.2 million and $5.4 million or 25.0% and 19.8% over the three and six month periods in the prior year. These expenses are primarily driven by increased personnel costs in several areas of our firm, including special assets, credit administration, and other areas focused on the resolution of problem assets. At June 30, 2010, we employed 796 full-time equivalent employees compared to 746 at June 30, 2009. Additionally, included in other compensation expense for the three months ended June 30, 2010 and 2009, were approximately $863,000 and $832,000, respectively, and for the six months ended June 30, 2010 and 2009, were approximately $2,049,000 and $1,707,000, respectively, of compensation expenses related to stock options and restricted share awards.
Equipment and occupancy expenses for the three and six months ended June 30, 2010 were 27% greater than in the same periods in the prior year. These increases are primarily attributable to our continued market expansion to Knoxville, Tennessee, and increased penetration of the Nashville MSA. During the fourth quarter of 2009 Pinnacle opened two new full-service offices in the Fountain City and Farragut areas of Knoxville and one new full service office in the Belle Meade area of Nashville. Additionally, we relocated our headquarters to another office building in downtown Nashville in December 2009. This relocation was completed in the second quarter of 2010. Also, in January of 2010, we consolidated our two Brentwood, Tennessee locations into one larger facility and closed the two former offices. Our 100 Oaks office opened in Nashville, Tennessee in the second quarter of 2010.
Foreclosed real estate expense was $7.4 million for the second quarter of 2010 compared to $3.9 million for the second quarter of 2009. Foreclosed real estate expense was $12.8 million for the first six months of 2010 compared to $4.6 million for the same period in 2009. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. At June 30, 2010, we had $42.6 million in other real estate owned compared to $18.8 million at June 30, 2009.
Marketing and other business development expenses are higher in the second quarter of 2010 compared to the second quarter of 2009 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
Total other noninterest expenses decreased to $5.5 million or 27.0% in the second quarter of 2010 when compared to 2009 and increased $887,000 or 8.2% for the six month period ended June 30, 2010. A substantial portion of this expense is attributable to FDIC deposit insurance assessments and to a lesser extent to insurance expense, lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending. Also included are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 78.9% for the second quarter of 2010 compared to 74.4% in the second quarter 2009 and 79.6% for the first six months of 2010 compared to 67.3% in 2009. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Income Taxes. Due to the continued operating losses of the Company, the effective tax rate for the three and six months ended June 30, 2010 was approximately 39.3% and 27.3%, respectively, compared to an effective income tax benefit rate for the three and six months ended June 30, 2009 of approximately 42% and 42.7%, respectively. The effective tax rate for the second quarter 2010 was principally impacted by the recognition of a $17.4 million deferred tax assets valuation allowance. Additional factors impacting the effective income tax rate are investments in bank qualified municipal securities, bank owned life insurance, federal tax credits, state tax expense, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.
Preferred stock dividends and preferred stock discount accretion. Net (loss) income available for common stockholders was reduced in the second quarter of 2010 and 2009, by $2.4 million for preferred stock dividends. Accretion on preferred stock discount associated with the preferred securities of $306,000 and $270,000 was reflected for the three months ended June 30, 2010 and 2009, respectively, and $664,000 and $529,000 for the six months ended June 30, 2010 and 2009, respectively.
Financial Condition
Our consolidated balance sheet at June 30, 2010 reflects the measures we have taken since December 31, 2009 to accelerate our return to improved soundness, including continued reduction in the residential construction and land development portfolio and resolution of problem assets. Total assets were $4.958 billion at June 30, 2010 compared to $5.129 billion at December 31, 2009, a decrease of 3.32%.

Loans. The composition of loans at June 30, 2010 and at December 31, 2009 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent

Commercial real estate — Mortgage	$1,125,823	33.8%	$1,118,068	31.4%
Consumer real estate — Mortgage	709,121	21.3%	756,015	21.2%
Construction and land development	411,455	12.3%	525,271	14.7%
Commercial and industrial	1,009,991	30.3%	1,071,444	30.1%
Consumer and other	77,510	2.3%	92,584	2.6%

Total loans	$3,333,900	100.0%	$3,563,382	100.0%

Although the allocation of our loan portfolio did not change significantly during the six months ended June 30, 2010 when compared to December 31, 2009, we experienced a decrease of 21.7% in the construction and land development loan classification as well as an increase of 0.7% in the commercial real estate-mortgage classification. The decrease in the construction and land development classification is due in part to our decision to reduce our exposure to this particular segment, particularly the residential construction and land development segment. The reduction in our appetite for these type loans will reduce our loan growth in the future in comparison to historical periods. The increase in the commercial real estate — mortgage category primarily reflects increased owner-occupied commercial real estate loans. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. We continue to consider these types of commercial real estate mortgage products to be desirable. At June 30, 2010, approximately 46.3% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at June 30, 2010 and December 31, 2009 (dollars in thousands):

	At June 30, 2010
	Outstanding	Unfunded	Total	Total Exposure at
	Principal Balances	Commitments	exposure	December 31, 2009

Lessors of nonresidential buildings	$464,530	$39,828	$504,358	$497,534
Lessors of residential buildings	130,618	17,063	147,681	159,292
Land subdividers	147,169	27,498	174,667	218,634
New housing operative builders	100,621	31,112	131,733	171,970
We also acquire certain loans from other banks. At June 30, 2010, we had acquired approximately $116.6 million of commercial loans from other banks. Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.

The following table classifies our fixed and variable rate loans at June 30, 2010 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2010
	Fixed	Variable		At June 30,	At December 31,
	Rates	Rates	Totals	2010	2009
Based on contractual maturity:
Due within one year	$183,312	$958,726	$1,142,038	34.3%	35.7%
Due in one year to five years	807,233	713,118	1,520,351	45.6%	43.7%
Due after five years	101,961	569,550	671,511	20.1%	20.6%

Totals	$1,092,506	$2,241,394	$3,333,900	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$—	$1,324,771	$1,324,771	39.7%	38.9%
Due within one year	183,312	783,473	966,785	29.0%	28.8%
Due in one year to five years	807,233	128,197	935,430	28.1%	28.8%
Due after five years	101,961	4,953	106,914	3.2%	3.5%

Totals	$1,092,506	$2,241,394	$3,333,900	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)	Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $1.0 billion of our daily floating rate loan portfolio and on approximately $438 million of the variable rate loan portfolio at varying maturities. The weighted average rate of the floors for the daily floating rate portfolio is 5.17% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.67%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.
Performing Loans in Past Due Status. The following table is a summary of our performing loans that were past due at least 30 days but less than 90 days as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Commercial real estate — mortgage	$3,158	$3,790
Consumer real estate — mortgage	6,509	5,442
Construction and land development	3,646	2,936
Commercial and industrial	4,728	3,595
Consumer and other	998	506

Total performing loans past due 30 to 90 days	$19,039	$16,269

Performing loans past due 30 to 90 days as percentage of total loans ratio	0.66%	0.45%
The majority of our performing loans past due 30 to 90 days are in the consumer real estate — mortgage category. There were $3.1 million in loans 90 days past due and still accruing interest at June 30, 2010 compared to $181,000 at December 31, 2009.
Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $317.9 million or 9.3% of total loans at June 30, 2010 compared to $257.0 million or 7.2% at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused primarily by the downgrade of additional residential construction and development loans, commercial and industrial loans, and commercial real estate loans.
Non-Performing Assets and Restructured Accruing Loans. At June 30, 2010 we had $160.9 million in nonperforming assets compared to $154.3 million at December 31, 2009. At June 30, 2010, there were $10.9 million of accruing restructured loans that remain in a performing status. There were $27.0 million accruing restructured loans at December 31, 2009. Included in nonperforming assets were $118.3 million in nonperforming loans and $42.6 million in other real estate owned at June 30, 2010 and $124.7 million in nonperforming loans and $29.6 million in other real estate assets at December 31, 2009. The overall increase in non-performing loan balances that Pinnacle Financial experienced in the six months ended June 30, 2010 is primarily related to a continuing weakened residential real estate market in Pinnacle Financial’s market areas. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas.

The following table is a summary of our nonperforming assets at June 30, 2010 and December 31, 2009 (dollars in thousands):

	At			At
	December 31,	Increases	Decreases	June 30,
	2009	(2)	(3)	2010
Nonperforming loans (1)
Commercial real estate — mortgage	$22,240	$16,804	$13,936	$25,108
Consumer real estate — mortgage	12,721	12,710	15,500	9,931
Construction and land development	72,528	52,492	60,713	64,307
Commercial and industrial	16,230	23,544	22,688	17,086
Consumer and other	990	1,505	596	1,899

Total nonperforming loans	124,709	107,055	113,433	118,331
Other real estate owned	29,603	39,769	26,756	42,616

Total nonperforming assets	$154,312	$146,824	$140,189	$160,947

Restructured accruing loans
Commercial real estate — mortgage	14,229	—	8,112	6,117
Consumer real estate — mortgage	749	561	749	561
Construction and land development	—	223	—	223
Commercial and industrial	12,000	3,960	12,000	3,960
Consumer and other	—	—	—	—

Total restructured accruing loans	26,978	4,744	20,861	10,861

Total nonperforming assets and restructured accruing loans	$181,290	$151,568	$161,050	$171,808

Ratios:
Nonperforming loans to total loans	3.50%			3.55%
Nonperforming assets to total loans plus other real estate owned	4.29%			4.77%
Nonperforming loans plus restructured accruing loans to total loans and other real estate owned	4.22%			3.83%
Accruing loans past due 90 days or more	$181			$3,116

(1)	Nonperforming loans exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)	Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the quarter ended June 30, 2010. Increases in other real estate owned represent the value of properties that have been foreclosed upon during the second quarter of 2010. Increases in restructured accruing loans are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the quarter ended June 30, 2010. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(3)	Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the quarter ended June 30, 2010. Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon. Decreases in restructured accruing loans are those loans which were previously restructured in a prior calendar year whereby the borrower has satisfactorily performed in accordance with the restructured terms.
All nonperforming loans are reviewed by and, in most cases, reassigned to a special assets officer that was not the individual responsible for originating the loan. If the loan is reassigned, the special assets officer is responsible for developing an action plan designed to minimize any future losses that may accrue to us. Typically, these special assets officers review our loan files, interview past loan officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The special assets officer then recommends an action plan to a committee of directors and/or senior associates including lenders and workout specialists, which could include foreclosure, restructuring the loan, issuing demand letters or other actions.
We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.
Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses that we might incur. Restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2010, there were $10.9 million of accruing restructured loans that remain in a performing status. There were $27.0 million accruing restructured loans at December 31, 2009.
At June 30, 2010, we owned $42.6 million in real estate which we had acquired (usually through foreclosure) from borrowers, compared to $29.6 million at December 31, 2009, all of which is located within our principal markets. The following table shows the classification of our other real estate owned (dollars in thousands):

	June 30,	December 31,
	2010	2009

New home construction	$3,579	$2,829
Developed lots	10,746	656
Undeveloped land	19,792	22,317
Other	8,499	3,801

	$42,616	$29,603

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of June 30, 2010 and December 31, 2009, our allowance for loan losses was $87.1 million and $92.0 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.
The following table sets forth, based on management’s best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of June 30, 2010 and December 31, 2009 and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$22,238	33.8%	$22,505	31.4%
Consumer real estate — Mortgage	10,654	21.3%	10,725	21.2%
Construction and land development	16,799	12.3%	23,027	14.7%
Commercial and industrial	22,191	30.3%	26,332	30.0%
Consumer and other	2,022	2.3%	2,456	2.7%
Unallocated	13,203	NA	6,914	NA

Total allowance for loan losses	$87,107	100.0%	$91,959	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2010 and for the year ended December 31, 2009 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended	Year ended December
	June 30, 2010	31, 2009

Balance at beginning of period	$91,959	$36,484
Provision for loan losses	43,735	116,758
Charged-off loans:
Commercial real estate — Mortgage	(5,989)	(986)
Consumer real estate — Mortgage	(4,433)	(4,881)
Construction and land development	(22,294)	(23,952)
Commercial and industrial (1)	(17,133)	(31,134)
Consumer and other loans	(376)	(1,646)

Total charged-off loans	(50,225)	(62,599)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	77	—
Consumer real estate — Mortgage	301	622
Construction and land development	827	139
Commercial and industrial	264	258
Consumer and other loans	169	297

Total recoveries of previously charged-off loans	1,638	1,316

Net charge-offs	(48,587)	(61,283)

Balance at end of period	$87,107	$91,959

Ratio of allowance for loan losses to total loans outstanding at end of period	2.61%	2.58%

Ratio of net charge-offs (2) to average loans outstanding for the period	2.84%	1.71%

(1)	Includes a $21.5 million charge-off of a loan in the second quarter of 2009

(2)	Net charge-offs for the six months ended June 30, 2010 have been annualized.
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
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $907.3 million and $937.6 million at June 30, 2010 and December 31, 2009, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at June 30, 2010 follows:

	June 30, 2010
Weighted average life	4.96	years
Weighted average coupon	4.79%
Tax equivalent yield	4.50%

Deposits and Other Borrowings. We had approximately $3.85 billion of deposits at June 30, 2010 compared to $3.82 billion at December 31, 2009. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $159.5 million at June 30, 2010 and $275.5 million at December 31, 2009. Additionally, at June 30, 2010, we had borrowed $131.5 million in advances from the Federal Home Loan Bank of Cincinnati compared to $212.7 million at December 31, 2009.
Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	Percent	2009	Percent

Core funding:
Noninterest-bearing deposit accounts	$529,867	12.5%	$498,087	11.3%
Interest-bearing demand accounts	527,144	12.4%	483,274	11.0%
Savings and money market accounts	1,339,161	31.6%	1,198,012	27.2%
Time deposit accounts less than $100,000	385,576	9.2%	407,312	9.2%

Total core funding	2,781,748	65.7%	2,586,685	58.7%

Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	216,894	5.1%	228,941	5.2%
Other time deposits	651,116	15.3%	636,521	14.4%
Securities sold under agreements to repurchase	159,490	3.8%	275,465	6.3%

Total relationship based non-core funding	1,027,500	24.2%	1,140,927	25.9%

Wholesale funding:
Public funds greater than $100,000	60,000	1.4%	40,005	0.9%
Brokered deposits	143,642	3.4%	331,447	7.5%
Federal Home Loan Bank advances	131,477	3.1%	212,655	4.8%
Subordinated debt — Pinnacle National	15,000	0.4%	15,000	0.3%
Subordinated debt — Pinnacle Financial	82,476	1.9%	82,476	1.9%

Total wholesale funding	432,595	10.1%	681,583	15.4%

Total non-core funding	1,460,095	34.3%	1,822,510	41.3%

Totals	$4,241,843	100.0%	$4,409,195	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance. At June 30, 2010, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 58.7% at December 31, 2009 to 65.7% at June 30, 2010. The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the temporary increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in other time deposits greater than $100,000 increments, thus elevating the amount of other time deposits above the $100,000 core threshold. In addition, the temporary insurance limit increase resulted in a significant increase in time deposits of our customers between $100,000 and the new insurance limits. The Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) permanently increases deposit insurance coverage from $100,000 to $250,000, and we expect this will cause us to change our deposit categories to reflect the new deposit limit including our core deposit definition. Growing our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of June 30, 2010 amounted to $1.46 billion. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$84,736	2.03%
Over three but less than six months	75,465	2.04%
Over six but less than twelve months	134,304	2.19%
Over twelve months	101,096	2.64%

	395,601	2.24%

Denomination $100,000 and greater
Three months or less	487,016	1.33%
Over three but less than six months	206,613	1.92%
Over six but less than twelve months	248,584	2.26%
Over twelve months	119,414	2.87%

	1,061,627	1.84%

Totals	$1,457,228	1.95%

Subordinated debt and other borrowings. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At June 30, 2010, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.34% at June 30, 2010) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a fixed interest rate of 5.85% per annum thru September 30, 2010 after which time the securities will bear a floating rate set each quarter based on a spread over 3-month LIBOR. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (2.18% at June 30, 2010) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.39% at June 30, 2010) which is set each quarter and matures on September 30, 2037.
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
Subject to approval by the Federal Reserve Bank of Atlanta (“Reserve Bank”) and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed subject to the limitations imposed under the CPP prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV. The Trust Preferred Securities may also be redeemed at any time subject to the CPP restrictions in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in

(1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.
The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Treatment is expected to continue under the Dodd Frank Act. Debt issuance costs associated with Trust I of $56,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There was no debt issuance costs associated with Trust II, Trust III or Trust IV.
On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualifies as Tier 2 capital for regulatory capital purposes until August 2010 and at a decreasing percentage each year thereafter.
Capital Resources. At June 30, 2010 and December 31, 2009, our stockholders’ equity amounted to $681.9 million and $701.0 million, respectively, a decrease of approximately $19.1 million. This decrease was primarily caused by preferred dividends on the preferred stock of $2.4 million and our net loss of $30.2 million offset by the exercise of employee common stock options netting $980,000, employee stock compensation expense of $2.1 million and net unrealized gains of $10.4 million.
In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets (leverage) ratio, of 8% and a minimum total capital to risk-weighted assets ratio of 12%. Pinnacle Financial has agreed with the Reserve Bank to fully utilize its available resources to ensure that Pinnacle National complies with its ratios. Pinnacle Financial contributed approximately $25 million to Pinnacle National in the second quarter of 2010. At June 30, 2010, Pinnacle National’s Tier 1 risk-based capital ratio was 11.3% total risk-based capital ratio was 12.9% and its leverage ratio was 8.9% compared to 10.7%, 12.3% and 8.7% at December 31, 2009, respectively.
At June 30, 2010, Pinnacle Financial’s Tier 1 risk-based capital ratio was 13.1%, our total risk-based capital was 14.8% and our leverage ratio was 10.4% compared to 13.1%, 14.8% and 10.7% at December 31, 2009, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. During the year ended December 31, 2009, Pinnacle National paid $8.2 million in dividends to Pinnacle Financial.
Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. However, given the losses experienced by Pinnacle National during 2009, Pinnacle National may not, subsequent to January 1, 2010, without the prior approval of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses. Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which totaled approximately $65.9 million as of June 30, 2010. Pinnacle Financial has agreed to obtain prior approval of the Reserve Bank before making such dividend and subordinated debt payments. A request for such approval for third quarter payments of $1.99 million in the aggregate has been made but not acted upon by the Reserve Bank.
Pinnacle Financial is subject to limits on payment of common dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP as more fully discussed in Form 10-K for the year ended December 31, 2009. Pinnacle Financial has not paid any common stock dividends to date, nor does it anticipate paying dividends to its common shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.
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
At June 30, 2010, our model results indicated that our balance sheet is slightly liability-sensitive. Liability-sensitivity implies that our liabilities will reprice faster than our assets. Absent any other asset liability strategies, an interest rate increase could cause slightly reduced net interest margin. This liability sensitivity is primarily attributable to the increase in loan rate floors that will remain constant during the initial stages of rising rates. Our deposit rates are difficult to lower as we have achieved, for many deposit products, embedded floors, which basically means that we either are near a zero interest rate level or competitive pressures do not allow for any meaningful decreases.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2010 and 2009, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2010, Pinnacle National had received advances from the FHLB totaling $131.5 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates
2010	$10,046	3.62%
2011	10,091	1.90%
2012	30,089	3.51%
2013	20,068	2.67%
2014	68	—
Thereafter	61,116	2.93%

Total	$131,478

Weighted average interest rate		2.99%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at June 30, 2010, and for the six months ended June 30, 2010, we averaged borrowings from correspondent banks of $525,000 under such agreements.
At June 30, 2010, brokered certificates of deposit approximated $143.6 million which represented 3.4% of total funding compared to $331.4 million and 7.5% at December 31, 2009. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2009 and anticipate that these deposits will represent a smaller percentage of our total funding in 2010 as we seek to grow our core deposits.
At June 30, 2010, we had no significant commitments for capital expenditures. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At June 30, 2010, we had outstanding standby letters of credit of $78.3 million and unfunded loan commitments outstanding of $980.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 44 through 46 of Part I — Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
We have a significant deferred tax asset and cannot assure you that it will be fully realized.
     During 2010, Pinnacle Financial reached a three-year pre-tax cumulative loss position. Under GAAP, a cumulative loss position is considered significant negative evidence which makes it very difficult for the Company to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. We had net deferred tax assets of $19.4 million as of June 30, 2010 and a Federal NOL receivable of $10.9 million. We established a valuation allowance against our federal net deferred tax assets as of June 30, 2010 totaling $17.44 million because we believe that it is not more likely than not that all of these assets will be realized. In determining the amount of the valuation allowance, we considered the reversal of deferred tax liabilities, and the ability to carryback losses to prior years. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to increase our valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Repurchased(1)	Per Share	Programs	Plans or Programs
April 1, 2010 to April 30, 2010	20	$15.11	—	—
May 1, 2010 to May 31, 2010	137	13.94	—	—
June 1, 2010 to June 30, 2010	966	13.67	—	—

Total	1,123	$14.24	—	—

(1)	During the quarter ended June 30, 2010, 4,234 shares of restricted stock previously awarded to certain of our associates vested. We withheld 1,123 shares to satisfy tax withholding requirements for these associates.
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

PINNACLE FINANCIAL PARTNERS, INC.
/s/ M. Terry Turner
M. Terry Turner
July 21, 2010	President and Chief Executive Officer

/s/ Harold R. Carpenter
Harold R. Carpenter
July 21, 2010	Chief Financial Officer