Form 10-Q
period 2010-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2010-10-20
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-31225
, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

150 Third Avenue South, Suite 900, Nashville, Tennessee	37201

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2010 there were 33,660,462 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2010

FORWARD-LOOKING STATEMENTS
Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the following; (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the continued reduction of Pinnacle Financial’s loan balances, and conversely, the inability of Pinnacle Financial to ultimately grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) increased competition with other financial institutions; (vi) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (vii) rapid fluctuations or unanticipated changes in interest rates; (viii) the results of regulatory examinations; (ix) the development of any new market other than Nashville or Knoxville; (x) a merger or acquisition; (xi) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xii) the impact of governmental restrictions on entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); (xiii) further deterioration in the valuation of other real estate owned; (xiv) inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; and (xv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (xvi) Pinnacle Financial recording a further valuation allowance related to its deferred tax asset. A more detailed description of these and other risks is contained in Pinnacle Financial’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010 and most recent quarterly reports on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 and July 21, 2010. Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Part I. Financial Information
Item 1.
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and noninterest-bearing due from banks	$59,038,190	$55,651,737
Interest-bearing due from banks	142,990,988	19,338,499
Federal funds sold	3,549,454	41,611,838
Short-term discount notes	44,995,432	50,000,000

Cash and cash equivalents	250,574,064	166,602,074

Securities available-for-sale, at fair value	964,206,124	931,012,091
Securities held-to-maturity (fair value of $4,456,899 and $6,737,336 at September 30, 2010 and December 31, 2009, respectively)	4,325,401	6,542,496
Mortgage loans held-for-sale	21,804,306	12,440,984

Loans	3,251,923,355	3,563,381,741
Less allowance for loan losses	(84,550,007)	(91,958,789)

Loans, net	3,167,373,348	3,471,422,952

Premises and equipment, net	82,528,409	80,650,936
Other investments	42,466,941	40,138,660
Accrued interest receivable	16,921,996	19,083,468
Goodwill	244,096,729	244,107,086
Core deposits and other intangible assets	11,449,597	13,686,091
Other real estate owned	48,710,475	29,603,439
Other assets	107,145,887	113,520,727

Total assets	$4,961,603,277	$5,128,811,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$581,181,037	$498,087,015
Interest-bearing	526,164,256	483,273,551
Savings and money market accounts	1,439,594,226	1,198,012,445
Time	1,278,694,666	1,644,226,290

Total deposits	3,825,634,185	3,823,599,301
Securities sold under agreements to repurchase	191,392,048	275,465,096
Federal Home Loan Bank advances	121,435,261	212,654,782
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	5,766,337	6,555,801
Other liabilities	33,370,673	12,039,843

Total liabilities	4,275,074,504	4,427,790,823
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at September 30, 2010, and December 31, 2009	90,455,129	89,462,633
Common stock, par value $1.00; 90,000,000 shares authorized; 33,660,462 issued and outstanding at September 30, 2010 and 33,029,719 issued and outstanding at December 31, 2009	33,660,462	33,029,719
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	528,956,550	524,366,603
Retained earnings	10,721,466	43,372,743
Accumulated other comprehensive income, net of taxes	19,386,764	7,440,081

Total stockholders’ equity	686,528,773	701,020,181

Total liabilities and stockholders’ equity	$4,961,603,277	$5,128,811,004

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$41,105,351	$41,665,915	$122,504,151	$119,818,533
Securities:
Taxable	7,004,256	8,607,924	24,150,109	26,088,836
Tax-exempt	1,942,650	1,694,323	5,978,849	4,742,447
Federal funds sold and other	598,181	473,663	1,635,934	1,338,587

Total interest income	50,650,438	52,441,825	154,269,043	151,988,403

Interest expense:
Deposits	12,306,145	15,099,627	38,695,099	49,253,606
Securities sold under agreements to repurchase	435,054	363,302	1,352,015	1,147,363
Federal Home Loan Bank advances and other borrowings	1,849,300	2,430,839	5,904,792	7,826,936

Total interest expense	14,590,499	17,893,768	45,951,906	58,227,905

Net interest income	36,059,939	34,548,057	108,317,137	93,760,498
Provision for loan losses	4,789,322	22,134,025	48,523,927	101,063,950

Net interest income after provision for loan losses	31,270,617	12,414,032	59,793,210	(7,303,452)

Noninterest income:
Service charges on deposit accounts	2,444,077	2,559,394	7,238,588	7,604,774
Investment services	1,234,421	1,112,059	3,786,067	3,044,444
Insurance sales commissions	954,015	906,298	2,957,393	3,130,849
Gain on loan sales and loan participations, net	1,310,169	977,662	2,733,977	4,386,467
Gain on investment sales, net	—	—	2,623,674	6,462,241
Trust fees	726,094	585,737	2,377,182	1,885,091
Other noninterest income	1,925,459	1,595,942	5,932,154	4,961,175

Total noninterest income	8,594,235	7,737,092	27,649,035	31,475,041

Noninterest expense:
Salaries and employee benefits	16,069,360	14,245,485	48,921,007	41,672,578
Equipment and occupancy	5,230,730	4,445,666	16,089,323	12,991,928
Other real estate owned	8,522,346	1,250,152	21,335,705	5,864,375
Marketing and other business development	748,206	512,063	2,295,820	1,417,780
Postage and supplies	636,492	515,110	2,070,536	2,174,796
Amortization of intangibles	744,492	776,784	2,236,494	2,411,351
Other noninterest expense	5,822,252	5,535,079	17,482,907	16,596,965

Total noninterest expense	37,773,878	27,280,339	110,431,792	83,129,773

Income (loss) before income taxes	2,090,974	(7,129,215)	(22,989,547)	(58,958,184)
Income tax (benefit) expense	—	(3,782,045)	5,106,734	(25,925,471)

Net income (loss)	2,090,974	(3,347,170)	(28,096,281)	(33,032,713)
Preferred stock dividends	1,213,889	1,213,889	3,602,083	3,602,083
Accretion on preferred stock discount	328,037	290,105	992,496	819,059

Net income (loss) available to common stockholders	$549,048	$(4,851,164)	$(32,690,860)	$(37,453,855)

Per share information:
Basic net income (loss) per common share available to common stockholders	$0.02	$(0.15)	$(1.00)	$(1.39)

Diluted net income (loss) per common share available to common stockholders	$0.02	$(0.15)	$(1.00)	$(1.39)

Weighted average shares outstanding:
Basic	32,857,428	32,460,614	32,697,985	27,011,749

Diluted	33,576,963	32,460,614	32,697,985	27,011,749

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Unaudited)

					Common	Additional		Accumulated	Total
	Preferred Stock		Common Stock		Stock	Paid-in	Retained	Other Comp.	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Earnings	Income, net	Equity

Balances, December 31, 2008	95,000	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	—	—	59,319	59,319	—	641,191	—	—	700,510
Issuance of restricted common shares, net of forfeitures	—	—	283,488	283,488	—	(283,488)	—	—	—
Restricted shares withheld for taxes	—	—	(3,194)	(3,194)	—	(58,531)	—	—	(61,725)
Issuance of 8,855,000 shares of common stock, net of offering costs of $6,087,215	—	—	8,855,000	8,855,000	—	100,172,785			109,027,785
Cancellation of 267,455 warrants previously issued to U.S. Treasury	—	—	—	—	(3,348,402)	3,348,402			—
Compensation expense for restricted shares	—	—	—	—	—	1,009,611	—	—	1,009,611
Compensation expense for stock options	—	—	—	—	—	1,361,938	—	—	1,361,938
Accretion on preferred stock dividend	—	819,059	—	—	—	—	(819,059)	—	—
Preferred dividends paid	—	—	—	—	—	—	(3,206,249)	—	(3,206,249)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(33,032,713)	—	(33,032,713)
Net unrealized gains on securities available-for-sale, net of deferred tax benefit of $4,734,374	—	—	—	—	—	—	—	6,993,575	6,993,575

Total comprehensive loss									(26,039,138)

Balances, September 30, 2009	95,000	$89,167,706	32,956,737	$32,956,737	$3,348,402	$523,232,882	$47,322,426	$14,062,975	$710,091,128

Balances, December 31, 2009	95,000	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, and related tax benefits	—	—	329,558	329,558	—	1,992,279	—	—	2,321,837
Issuance of restricted common shares, net of forfeitures	—	—	312,219	312,219	—	(312,219)	—	—	—
Restricted shares withheld for taxes	—	—	(11,034)	(11,034)	—	(137,744)	—	—	(148,778)
Compensation expense for restricted shares	—	—	—	—	—	1,774,345	—	—	1,774,345
Compensation expense for stock options	—	—	—	—	—	1,273,286	—	—	1,273,286
Accretion on preferred stock discount	—	992,496	—	—	—	—	(992,496)	—	—
Preferred dividends paid	—	—	—	—	—	—	(3,562,500)	—	(3,562,500)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(28,096,281)	—	(28,096,281)
Net unrealized gains on securities available-for-sale, net of deferred tax expense of $7,712,167	—	—	—	—	—	—	—	11,946,683	11,946,683

Total comprehensive loss									(16,149,598)

Balances, September 30, 2010	95,000	$90,455,129	33,660,462	$33,660,462	$3,348,402	$528,956,550	$10,721,466	$19,386,764	$686,528,773

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(28,096,281)	$(33,032,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	3,445,502	3,631,779
Depreciation and amortization	8,757,803	7,833,796
Provision for loan losses	48,523,927	101,063,950
Gain on loan sales and loan participations, net	(3,067,581)	(3,820,667)
Gain on investment sales, net	(2,623,674)	(6,462,241)
Net gains on sale of premises and equipment and software	(5,035)	(22,784)
Stock-based compensation expense	3,047,631	2,371,549
Deferred tax expense (benefit)	17,812,548	(25,140,069)
Losses on foreclosed real estate and other investments	19,334,546	4,517,522
Excess tax benefit from stock compensation	(10,358)	(44,364)
Mortgage loans held for sale:
Loans originated	(307,729,185)	(509,606,923)
Loans sold	301,434,231	523,338,574
Decrease in other assets	11,887,367	17,377,317
Increase (decrease) in other liabilities	20,541,366	(9,573,279)

Net cash provided by operating activities	93,252,807	72,431,447

Investing activities:
Activities in securities available-for-sale:
Purchases	(422,982,104)	(614,690,009)
Sales	146,082,535	346,895,583
Maturities, prepayments and calls	262,564,699	195,745,788
Activities in securities held-to-maturity:
Sales	954,388	—
Maturities, prepayments and calls	1,240,565	3,960,000
Decrease (increase) in loans, net	186,760,840	(332,879,425)
Purchases of premises and equipment and software	(7,674,801)	(10,419,279)
Proceeds from the sale of premises and equipment and software	5,035	14,885
Other investments	(1,878,676)	(4,709,089)

Net cash provided by (used in) investing activities	165,072,481	(416,081,546)

Financing activities:
Net increase in deposits	2,229,029	287,043,453
Net (decrease) increase in securities sold under agreements to repurchase	(84,073,048)	31,376,107
Net decrease in Federal funds purchased	—	(71,643,000)
Advances from Federal Home Loan Bank:
Issuances	90,000,000	70,000,000
Payments	(181,130,196)	(30,860,649)
Net decrease in borrowings under lines of credit	—	(18,000,000)
Preferred dividends paid	(3,562,500)	(3,206,249)
Issuance of common stock, net of expenses	—	109,027,785
Exercise of common stock options and stock appreciation rights	2,173,059	638,785
Excess tax benefit from stock compensation	10,358	44,364

Net cash (used in) provided by financing activities	(174,353,298)	374,420,596

Net increase in cash and cash equivalents	83,971,990	30,770,497
Cash and cash equivalents, beginning of period	166,602,074	90,252,755

Cash and cash equivalents, end of period	$250,574,064	$121,023,252

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
Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2010 and 2009 was as follows:

	For the nine months ended September 30,
	2010	2009
Cash Transactions:
Interest	$47,024,839	$59,036,422
Income taxes received	100,000	3,200,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	58,729,862	55,120,618
Loans foreclosed upon and transferred to other real estate owned	68,087,450	24,706,149
Net unrealized gains on available-for-sale securities, net of deferred taxes	11,946,683	6,993,575
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
As of September 30, 2010, there were approximately 2,015,000 stock options and 8,800 stock appreciation rights outstanding to purchase common shares. Additionally, as of September 30, 2010, Pinnacle Financial had outstanding warrants to purchase 267,455 shares of common stock. Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which is less than the average market price of Pinnacle Financial’s common stock. For the three months ended September 30, 2010, approximately 720,000 dilutive stock options, stock appreciation rights and warrants were included in the earnings per share calculation. Due to the net loss attributable to common stockholders for the nine months ended September 30, 2010, no potentially dilutive shares related to stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an anti-dilutive effect on loss per share. As of September 30, 2009, there were 2,149,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares. Additionally, as of September 30, 2009, Pinnacle Financial had outstanding warrants to purchase 612,455 of common shares. Due to the net loss attributable to common stockholders for the nine months ended September 30, 2009, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on earnings per share.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share calculation:
Numerator — Net income (loss) available to common stockholders	$549,048	$(4,851,164)	$(32,690,860)	$(37,453,855)

Denominator — Average common shares outstanding	32,857,428	32,460,614	32,697,985	27,011,749
Basic income (loss) per share available to common stockholders	$0.02	$(0.15)	$(1.00)	$(1.39)

Diluted earnings per share calculation:
Numerator — Income (loss) available to common stockholders	$549,048	$(4,851,164)	$(32,690,860)	$(37,453,855)

Denominator — Average common shares outstanding	32,857,428	32,460,614	32,697,985	27,011,749
Dilutive shares contingently issuable	719,535	—	—	—

Average diluted common shares outstanding	33,576,963	32,460,614	32,697,985	27,011,749

Diluted net income (loss) per share available to common stockholders	$0.02	$(0.15)	$(1.00)	$(1.39)
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the first quarter of 2010, the FASB updated Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.
Also during the first quarter of 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009. The new guidance did not have an impact on the Company’s financial position or results of operations.
Recently Issued Accounting Standards
In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require re-evaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. Pinnacle Financial is currently assessing the effects of adopting the provisions of ASU 2010-20.
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. Pinnacle Financial is currently assessing the effects of adopting the provisions of ASU 2010-20 and will provide the required disclosure in the 2010 Annual Report.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Securities
The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	61,127,951	1,074,696	—	62,202,647
Mortgage-backed securities	657,909,980	18,313,514	712,045	675,511,449
State and municipal securities	203,059,912	12,192,151	169,809	215,082,254
Corporate notes and other	10,222,798	1,255,471	68,495	11,409,774

	$932,320,641	$32,835,832	$950,349	$964,206,124

Securities held-to-maturity:
U.S. government agency securities	$—	$—	$—	$—
State and municipal securities	4,325,401	148,965	17,467	4,456,899

	$4,325,401	$148,965	$17,467	$4,456,899

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	196,927,928	959,805	2,459,428	195,428,305
Mortgage-backed securities	507,443,622	11,799,596	1,551,804	517,691,414
State and municipal securities	204,028,645	4,489,162	1,222,955	207,294,852
Corporate notes and other	10,411,342	327,975	141,797	10,597,520

	$918,811,537	$17,576,538	$5,375,984	$931,012,091

Securities held-to-maturity:
U.S. government agency securities	$—	$—	$—	$—
State and municipal securities	6,542,496	237,300	42,460	6,737,336

	$6,542,496	$237,300	$42,460	$6,737,336

There were no security sales during the three months ended September 30, 2010. During the nine months ended September 30, 2010, Pinnacle Financial realized approximately $2.9 million in gains and $246,000 in losses from the sale of $146.1 million of available-for-sale securities and $954,000 of held-to-maturity securities. Also during the nine month period ended September 30, 2010, Pinnacle Financial realized a loss of approximately $20,000 related to the sale of an available-for-sale corporate note for which the bond issuer had recently experienced financial distress. At September 30, 2010, approximately $779.6 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost and fair value of debt securities as of September 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,166,583	$3,198,435	$1,570,268	$1,594,338
Due in one year to five years	36,743,566	38,068,123	2,755,133	2,862,561
Due in five years to ten years	93,412,169	98,773,386	—	—
Due after ten years	141,088,343	148,654,731	—	—

Mortgage-backed securities	657,909,980	675,511,449	—	—

	$932,320,641	$964,206,124	$4,325,401	$4,456,899

At September 30, 2010 and December 31, 2009, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an		Investments with an		Total Investments
	Unrealized Loss of		Unrealized Loss of		with an
	less than 12 months		12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
At September 30, 2010:

U.S. government agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	160,292,983	710,142	228,890	1,903	160,521,873	712,045
State and municipal securities	5,113,843	59,132	3,987,527	128,144	9,101,370	187,276
Corporate notes	—	—	431,505	68,495	431,505	68,495

Total temporarily-impaired securities	$165,406,826	$769,274	$4,647,922	$198,542	$170,054,748	$967,816

At December 31, 2009:

U.S. government agency securities	$132,265,031	$2,459,428	$—	$—	$132,265,031	$2,459,428
Mortgage-backed securities	128,404,340	1,551,189	76,958	615	128,481,298	1,551,804
State and municipal securities	43,351,971	672,033	8,379,062	593,382	51,731,033	1,265,415
Corporate notes	473,191	141,797	—	—	473,191	141,797

Total temporarily-impaired securities	$304,494,533	$4,824,447	$8,456,020	$593,997	$312,950,553	$5,418,444

The applicable date for determining when securities are in an unrealized loss position is September 30, 2010. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.
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
Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case by case basis. Pinnacle Financial notes that the $20,000 loss realized during the second quarter of 2010 was due to concerns over the future financial stability of the bond issuer. The sales during the first quarter of 2010 were primarily related to securities that lost their underlying credit support. The sales during the second quarter of 2010 were to reposition our portfolio due to current economic conditions. As noted in the table above, at September 30, 2010, Pinnacle Financial had unrealized losses of $968,000 on $170 million of available-for-sale securities. Because Pinnacle Financial does not intend to sell these securities and it is not more likely than not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

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
Note 4. Loans and Allowance for Loan Losses
The composition of loans at September 30, 2010 and December 31, 2009 is summarized in the table below.

	At September 30,	At December 31,
	2010	2009

Commercial real estate — mortgage	$1,103,260,724	$1,118,068,014
Consumer real estate — mortgage	720,139,725	756,015,076
Construction and land development	359,728,140	525,270,527
Commercial and industrial	995,742,999	1,071,444,097
Consumer and other	73,051,767	92,584,027

Total loans	3,251,925,355	3,563,381,741
Allowance for loan losses	(84,550,007)	(91,958,789)

Loans, net	$3,167,373,348	$3,471,422,952

Changes in the allowance for loan losses for the nine months ended September 30, 2010 and for the year ended December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Balance at beginning of period	$91,958,789	$36,484,073
Charged-off loans	(58,729,862)	(62,598,965)
Recovery of previously charged-off loans	2,797,153	1,315,450
Provision for loan losses	48,523,927	116,758,231

Balance at end of period	$84,550,007	$91,958,789

At September 30, 2010 and December 31, 2010, Pinnacle Financial had certain impaired loans of $103,127,000 and $124,709,000, respectively, which were on nonaccruing interest status. In each case, at the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by $7.6 million and $4.6 million for the nine months ended September 30, 2010 and 2009, respectively.
Impaired loans also include loans that Pinnacle National may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that Pinnacle National may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Once a relationship is classified as a restructured loan and in accordance with industry practice, the relationship will remain classified as a restructured loan until the borrower can demonstrate adherence to the restructured terms through the end of the current fiscal year. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2010, there were $13.47 million of accruing restructured loans that remain in a performing status. There were $26.98 million of accruing restructured loans at December 31, 2009.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Potential problem loans, which are not included in nonperforming assets, amounted to approximately $267.6 million at September 30, 2010, compared to $257.0 million at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.
At September 30, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $21,902,000 to directors, executive officers, and their related entities, of which $18,067,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons similarly situated for the type of loan involved. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2010. During the nine months ended September 30, 2010, $2,506,000 of loan and other commitment increases and $14,592,000 of principal and other reductions were made by directors, executive officers, and their related entities. Loans outstanding to directors, executive officers and their related entities decreased from December 31, 2009 to September 30, 2010 due to the resignation of one of Pinnacle Financial’s board members.
At September 30, 2010, Pinnacle Financial had approximately $21.8 million of mortgage loans held-for-sale compared to approximately $12.4 million at December 31, 2009. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower. Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the three and nine months ended September 30, 2010, Pinnacle Financial recognized $1,311,000 and $2,734,000, respectively, in gains on the sale of these loans compared to $978,000 and $4,386,000, respectively, during the three and nine months ended September 30, 2009.
At September 30, 2010, Pinnacle Financial had $48,710,000 in other real estate owned which had been acquired, usually through foreclosure, from borrowers compared to $29,603,000 at December 31, 2009. Substantially all of these amounts relate to homes and residential development projects that are either completed or are in various stages of construction or development for which Pinnacle Financial believes it has adequate collateral based on recent appraisals. The other real estate owned is initially recorded at fair value less costs to sell. These fair values are periodically updated based on new appraisals and other information.
Note 5. Income Taxes
Under FASB ASC 740, “Income Taxes,” companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. However, companies should not apply the estimated full year tax rate to interim results if the expected annual effective tax benefit rate exceeds the tax benefit rate based on interim items only. ASC 740 requires that the tax benefit recognized be limited to the benefit calculated on interim items only. As such, Pinnacle Financial recorded a tax benefit through the third quarter of 2009 based on the actual year-to-date results.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended June 30, 2010, Pinnacle Financial performed its quarterly assessment of net deferred tax assets. Companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets was solely based on future reversals of existing taxable temporary differences and taxable income in prior carry back years. Pinnacle Financial did not consider future taxable income in determining the realizability of its deferred tax assets. This resulted in the recognition of a deferred tax asset valuation allowance of approximately $17.4 million during the three months ended June 30, 2010. During the three months ended September 30, 2010, Pinnacle Financial increased the amount of the deferred tax valuation allowance by approximately $400,000. The valuation allowance was recorded within income tax expense and was offset by our current period benefit. Once profitability has been restored for a reasonable time and such profitability is considered sustainable, the valuation allowance will be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
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
A summary of Pinnacle Financial’s total contractual amount for all off-balance sheet commitments at September 30, 2010 is as follows:

Commitments to extend credit	$893,600,000
Standby letters of credit	76,671,000
At September 30, 2010, the fair value of Pinnacle Financial’s standby letters of credit was $357,000. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 2-3, 2010, the Middle Tennessee area experienced significant rainfall which caused substantial flooding, in many cases above previously mapped flood plain boundaries (i.e., exceeded the 100-year flood plain). Pinnacle National experienced minimal damage to its facilities and equipment and was also required to temporarily relocate personnel to other offices throughout its footprint. These matters did not have a material impact on Pinnacle National’s financial position or results of operations. In addition, a number of Pinnacle National’s borrowers, both residential and commercial, were displaced as a result of flooding. In some cases, the real estate that collateralizes Pinnacle National’s loans to these borrowers was damaged and, in some cases, completely destroyed. Because some of this collateral was not in a designated flood zone, it is likely that certain borrowers did not carry a valid flood insurance policy to reimburse them for flood losses. Based on our current assessment and the extent of borrower’s losses or the resulting impact of these events, we have established an allowance for loan losses of approximately $1 million as of September 30, 2010 as a component of our allowance for loan losses.
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2010 will not have a material impact on Pinnacle Financial’s financial statements.
Note 7. Stock Options, Stock Appreciation Rights and Restricted Shares
Pinnacle Financial has two equity incentive plans. Additionally, Pinnacle Financial has acquired equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (“Cavalry”) and Mid-America Bancshares, Inc. (“Mid-America”) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At September 30, 2010, there were approximately 782,000 shares available for issuance under all of these plans.
During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”). All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012. In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial’s common stock at the 0.95 exchange ratio. The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio. All other terms of the Cavalry options were unchanged. At September 30, 2010, there were 29,452 Pinnacle Financial shares remaining to be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.
On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the “Mid-America Plans”). All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017. In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio. The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans was adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share. All other terms of the Mid-America options and stock appreciation rights were unchanged. At September 30, 2010, there were 224,911 Pinnacle Financial shares which could be acquired by the participants in the Mid-America Plans at exercise prices that ranged between $7.52 per share and $20.41 per share. At September 30, 2010, there were approximately 78,000 shares available for issue under the Mid-America Plans, which shares may only be issued to Pinnacle associates that were Mid-America associates prior to the merger.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock Options and Stock Appreciation Rights
As of September 30, 2010, there were 2,014,633 stock options and 8,792 stock appreciation rights outstanding to purchase common shares. A summary of the activity within the equity incentive plans during the nine months ended September 30, 2010 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2009	2,149,775	$17.54	5.23	$6,643

Granted	—	—
Exercised (2)	(93,027)	8.49
Forfeited	(33,323)	20.24

Outstanding at September 30, 2010	2,023,425	$17.91	4.59	$2,494

Outstanding and expected to vest as of September 30, 2010	1,990,739	$17.80	4.57	$2,490

Options exercisable at September 30, 2010 (3)	1,712,646	$15.35	4.19	$2,494

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $9.19 per common share for the approximately 637,000 options and stock appreciation rights that were in-the-money at September 30, 2010.

(2)	There were 232 stock appreciation rights exercised during the nine months ended September 30, 2010.

(3)	In addition to these outstanding options, there were 267,455 warrants outstanding at September 30, 2010 and December 31, 2009 that were issued in conjunction with the CPP. These warrants, if exercised, will result in the issuance of common shares.
During the nine months ended September 30, 2010, approximately 405,000 option awards vested at an average exercise price of $26.32 and an intrinsic value of approximately $5,000.
As of September 30, 2010, there was approximately $2.6 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.73 years.
During the three and nine months ended September 30, 2010, Pinnacle Financial recorded stock option compensation expense of $416,000 and $1,273,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006, compared to $461,000 and $1,362,000 for the three and nine months ended September 30, 2009. For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.
There were no options granted in the nine month periods ended September 30, 2010 and 2009.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Shares
Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards. There were no market-based awards outstanding as of September 30, 2010 under either of these plans. During the nine months ended September 30, 2010, Pinnacle Financial awarded 312,219 shares of restricted common stock to certain Pinnacle Financial associates and outside directors.
A summary of activity for unvested restricted share awards for the nine months ended September 30, 2010 is as follows:

		Grant Date Weighted-
	Number	Average Cost
Unvested at December 31, 2009	480,884	$21.03
Shares awarded	312,219	14.35
Restrictions lapsed and shares released to associates/directors	(71,963)	20.44
Shares forfeited	(58,920)	23.65

Unvested at September 30, 2010	662,220	$17.77

Status of 2010 Restricted Share Awards: There were 312,219 restricted share awards granted during the nine months ended September 30, 2010. The following discusses the current status of these awards:
•	The forfeiture restrictions on 19,397 restricted share awards granted to named executive officers in 2010 lapse in three installments as follows; 66.6% on the second anniversary date should Pinnacle Financial achieve certain earnings and soundness targets, and 33.4% on the third anniversary date should Pinnacle Financial achieve certain earnings and soundness targets in each of these periods (or, alternatively, the cumulative three-year period).

•	The forfeiture restrictions on another 58,203 restricted share awards granted to named executive officers lapse in one lump sum on the second anniversary date of the grant so long as Pinnacle Financial is profitable for the fiscal year immediately preceding the vesting date.

•	The forfeiture restrictions on 19,853 restricted share awards granted to executive management personnel, other than the named executive officers, in 2010 lapse in three equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent three-year period (or, alternatively, the cumulative three-year period).

•	The forfeiture restrictions on another 59,568 restricted share awards granted to executive management personnel, other than the named executive officers, lapse in equal installments on the anniversary date of the grant over a 10 year period or until the associate is 65 years of age, whichever is earlier.

•	The forfeiture restrictions on 137,999 restricted share awards granted to non-management level associates lapse in five equal installments on the anniversary date of the grant.

•	During the first quarter of 2010, 17,199 restricted share awards were issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend. Each non-employee board member received an award of 1,323 shares.
Compensation expense associated with the performance-based restricted share awards is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately. Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award. For the three and nine months ended September 30, 2010, Pinnacle Financial recognized approximately $583,000 and $1,774,000, respectively, in compensation costs attributable to all restricted share awards issued prior to the end of those periods, compared to $203,000 and $1,010,000, respectively, for the three and nine months ended September 30, 2009.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Regulatory Matters
Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP. Pinnacle Financial has not paid any cash dividends on its common stock since inception, and it does not anticipate that it will consider paying cash dividends on its common stock until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments. Pursuant to federal banking regulations and due to losses incurred in 2009, beginning in 2010, Pinnacle National had no net retained profits from the previous two years available for dividend payments to Pinnacle Financial. Accordingly, Pinnacle National may not, subsequent to January 1, 2010, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances. Pinnacle Financial has agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making such dividend and subordinated debt payments.
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
Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle National to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2010, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Pinnacle Financial’s and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

					Minimum
					To Be Well-Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2010

Total capital to risk weighted assets:
Pinnacle Financial	$554,763	15.05%	$294,975	8.0%	not applicable
Pinnacle National	$482,745	13.12%	$294,355	8.0%	$371,841	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$496,187	13.46%	$147,488	4.0%	not applicable
Pinnacle National	$424,265	11.53%	$147,177	4.0%	$223,104	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$496,187	10.45%	$190,013	4.0%	not applicable
Pinnacle National	$424,265	8.95%	$189,691	4.0%	$237,114	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.
In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. As noted above, Pinnacle National had 8.95% of Tier 1 capital to average assets and 13.12% of total capital to risk-weighted assets at September 30, 2010. Pinnacle Financial contributed approximately $25 million to Pinnacle National as of the quarter ended June 30, 2010, and at September 30, 2010, has $63.4 million of cash available, if required, for further capital support of Pinnacle National.

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
A summary of Pinnacle Financial’s interest rate swaps as of September 30, 2010 is included in the following table (in thousands):

	September 30, 2010
		Estimated Fair
	Notional Amount	Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$232,886	$19,996
Pay variable / receive fixed swaps	232,886	(19,813)

Total	$465,772	$183

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets
Securities available-for-sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the financial instruments carried at fair value as of September 30, 2010 and December 31, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010

			Models with	Models with
			significant	significant
	Total carrying	Quoted market	observable	unobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	62,203	—	62,203	—
Mortgage-backed securities	675,511	—	675,511	—
State and municipal securities	215,082	—	215,082	—
Corporate notes and other	11,410	—	11,410	—

Total investment securities available-for-sale	964,206	—	964,206	—
Other investments	2,582	—	—	2,582
Other assets	67,755	—	19,631	48,124

Total assets at fair value	$1,034,543	$—	$983,837	$50,706

Other liabilities	$19,813	$—	$19,813	$—

Total liabilities at fair value	$19,813	$—	$19,813	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009

			Models with	Models with
			significant	significant
	Total carrying	Quoted market	observable	unobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agency securities	195,428	—	195,428	—
Mortgage-backed securities	517,691	—	517,691	—
State and municipal securities	207,295	—	207,295	—
Corporate notes and other	10,598	—	10,598	—

Total investment securities available-for-sale	931,012		931,012
Other investments	1,999	—	—	1,999
Other assets	57,391	—	9,872	47,519

Total assets at fair value	$990,402	$—	$940,884	$49,518

Other liabilities	$10,054	$—	$10,054	$—

Total liabilities at fair value	$10,054	$—	$10,054	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010

			Models with	Models with
			significant	significant
	Total carrying	Quoted market	observable	unobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$48,710	$—	$—	$48,710
Impaired loans, net (1)	96,426	—	—	96,426

Total	$145,136	$—	$—	$145,136

(1)	Amount is net of a valuation allowance of $6.7 million as required by ASC 310-10, “Receivables.”
Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009

			Models with	Models with
			significant	significant
	Total carrying	Quoted market	observable	unobservable
	value in the	prices in an	market	market
	consolidated	active market	parameters	parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$29,603	$—	$—	$29,603
Impaired loans, net (1)	105,425	—	—	105,425

Total	$135,028	$—	$—	$135,028

(1)	Amount is net of a valuation allowance of $19.3 million as required by ASC 310-10, “Receivables.”
Level changes in fair value measurements
In January 2010, the FASB updated ASC subtopic 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. Previous guidance only required transfer disclosures for Level 3 assets and liabilities. Pinnacle Financial monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three and nine months ended September 30, 2010, there were no transfers between levels. The new standard also requires an increased level of disaggregation within asset/liability classes. Pinnacle Financial has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2010 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands).

	Nine months ended September 30,
	2010		2009
	Other	Other	Other	Other
	assets	liabilities	assets	liabilities
Fair value, January 1	$49,518	$—	$48,974	$—
Total realized gains included in income	766	—	171	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	422	—	377	—
Transfers out of Level 3	—	—	(278)	—

Fair value, September 30	$50,706	$—	$49,244	$—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$766	$—	$171	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash and cash equivalents — The carrying amounts of cash, due from banks, federal funds sold, and short-term discount notes sold approximate their fair value.
Securities held-to-maturity and available-for-sale — Estimated fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
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
Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value. Fair value is based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.
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
The carrying amounts and estimated fair values of Pinnacle Financial’s financial instruments at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$250,574	$250,574	$166,602	$166,602
Securities available-for-sale	964,206	964,206	931,012	931,012
Securities held-to-maturity	4,325	4,457	6,542	6,737
Mortgage loans held-for-sale	21,804	21,804	12,441	12,441
Loans, net	3,167,373	3,210,858	3,471,423	3,477,104
Derivative assets	19,996	19,996	10,237	10,237
Bank owned life insurance	47,489	47,489	46,811	46,811
Other investments	2,582	2,582	1,999	1,999

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$4,017,026	$4,022,253	$4,099,064	$4,119,262
Federal Home Loan Bank advances and other borrowings	121,435	126,636	212,655	215,503

Subordinated debt	97,476	74,614	97,476	102,607
Derivative liabilities	19,813	19,813	10,054	10,054

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$893,600	$—	$946,888	$—
Standby letters of credit	76,671	357	89,732	312
Note 11. Variable Interest Entities
Effective January 1, 2010, Pinnacle Financial adopted the provisions of ASC Topic 860 and ASC Topic 810. ASC 860, “Transfers and Servicing,” provides for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in these entities being considered Variable Interest Entities (“VIEs”) which must be evaluated for consolidation on and after its effective date. ASC 810, “Consolidation,” revises the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected benefits of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Under ASC 810, as amended, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended September 30, 2010, has been prepared in accordance with ASC 810.
At September 30, 2010, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have several nonconsolidated VIEs, discussed below.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of September 30, 2010 (in thousands):

	Maximum	Liability
Type	Loss Exposure	Recognized	Classification
Low Income Housing Partnerships	$4,133	$—	Other Assets
Trust Preferred Issuances	N/A	82,476	Subordinated Debt
Accruing Restructured Commercial Loans	8,947	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition at September 30, 2010 and December 31, 2009 and our results of operations for the three and nine months ended September 30, 2010 and 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.
Overview
General. The adverse economy in our principal markets continues to materially impact our financial condition and results of operations in 2010, although the economy is beginning to show signs of improvement, as reflected in our results for the three months ended September 30, 2010. Our fully diluted net income per common share available to common stockholders for the three months ended September 30, 2010 was $0.02 compared to fully diluted net loss per common share available to common stockholders of $0.15 for the same period in 2009. Our results of operations for the three and nine months ended September 30, 2010 were negatively impacted by a $400,000 and $17.8 million, respectively, non-cash charge to record a valuation for deferred tax assets. Our fully diluted net loss per common share available to common stockholders for the nine months ended September 30, 2010 was $1.00, compared to fully diluted net loss per common share available to common stockholders of $1.39 for the same period in 2009. At September 30, 2010, loans totaled $3.252 billion, as compared to $3.563 billion at December 31, 2009, while total deposits increased to $3.826 billion at September 30, 2010 from $3.824 billion at December 31, 2009.
Results of Operations. Our net interest income increased to $36.1 million for the third quarter of 2010 compared to $34.5 million for the third quarter of 2009. Our net interest income increased to $108.3 million for the first nine months of 2010 compared to $93.8 million for the same period in 2009. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended September 30, 2010 was 3.23% compared to 3.05% for the same period in 2009. The net interest margin for the nine months ended September 30, 2010 was 3.24% compared to 2.84% for the same period in 2009. The improvement in the net interest margin for both periods was primarily the result of a decrease in funding costs.
Our provision for loan losses was $4.8 million for the third quarter of 2010 compared to $22.1 million for the same period in 2009. The provision for loan losses was $48.5 million for the nine months ended September 30, 2010 compared to $101.1 million for the same period in 2009. During the third quarter of 2010, we incurred net charge-offs of $7.3 million compared to $5.2 million in the third quarter of 2009. Net charge-offs were $55.9 million for the nine month period ended September 30, 2010 and $83.0 million for the same period in the prior year, which included a $21.5 million charge-off of a loan in the second quarter of 2009 to a one-bank holding company. During the first nine months of 2010, our allowance for loan losses as a percentage of total loans increased from 2.58% at December 31, 2009 to 2.60% at September 30, 2010.
Noninterest income for the three months ended September 30, 2010 compared to the same period in 2009 increased by $857,000 or 11.1%. Noninterest income for the nine month period ended September 30, 2010 decreased $3.8 million, or 12.2%, primarily due to substantially higher gains on the sale of investment securities in the first nine months of 2009, as compared to the same period in the current year.
A number of factors contributed to increased noninterest expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009 including: increases in salaries and employee benefits as a result of an increase in the number of associates, increased costs associated with the disposal and maintenance of other real estate owned, increased equipment and occupancy expenses due to the expansion of our branch network, and increased other operating expenses. The number of full-time equivalent employees increased from 768.0 at September 30, 2009 to 780.6 at September 30, 2010. Additionally, our branch expansion efforts during the last few years, including the three new branches opened in the latter half of 2009 and one new branch and headquarters we opened in 2010, also increased noninterest expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 84.6% for the third quarter of 2010 compared to 64.5% for the same period in 2009. Our efficiency ratio was 81.2% for the first nine months of 2010 compared with 66.4% for the same period in 2009. Our efficiency ratio was negatively impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Net income available to common stockholders for the third quarter of 2010 was $549,000 compared to net loss available to common stockholders of $4.9 million for the same period in 2009. Net loss available to common stockholders for the first nine months of 2010 was $32.7 million compared to net loss available to common stockholders of $37.5 million for the same period in 2009. Included in net income (loss) available to common stockholders for the three and nine months ended September 30, 2010 and 2009 was approximately $1.5 million and $4.6 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP.
Financial Condition. Loans decreased $311.5 million during the first nine months of 2010. We have grown our total deposits to $3.826 billion at September 30, 2010 compared to $3.824 billion at December 31, 2009, an increase of $2.03 million. In comparing the composition of the average balances of our deposits between the third quarter of 2010 with the third quarter of 2009, we have experienced greater growth in our lower cost core deposit balances, defined as all client deposits except time deposits greater than $100,000, than in any other category. This decrease in reliance on higher cost non-core deposits, including brokered deposits, has contributed to the increased net interest margin between the two periods.
Capital and Liquidity. At September 30, 2010, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements as well as those levels that we agreed with the OCC that we would exceed. Additionally, at September 30, 2010, our bank would be considered to be “well-capitalized” pursuant to banking regulations. To support the capital needs of Pinnacle National and holding company cash requirements, at September 30, 2010, we had approximately $63.4 million of cash and cash equivalents at the holding company.
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
As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial, commercial real estate, small business lending, consumer and consumer real estate. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.
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
The allowance allocation for the small business lending unit is determined consistent with the methodology followed for the commercial portfolio. The small business lending unit underwrites relationships less than $250,000 in business loans and no more than $500,000 in combined business and consumer purpose loans. These relationships will be centrally underwritten to increase consistency and mitigate risk associated with individually underwritten loans.
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
During the third quarter of 2010, we completed our historical loan loss migration analysis and incorporated the results of that history into our determination of the allowance for loan losses. We believe the increased emphasis on historical metrics provides a better estimate of losses inherent in our portfolio. This refinement of our methodology did not result in a material change in our allowance.
The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the four loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.
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
Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets was solely based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years. Pinnacle Financial did not consider future taxable income in determining the realizability of its deferred tax assets. This resulted in a deferred tax asset valuation allowance of $17.4 million as of and for the three months ended June 30, 2010 through income tax expense. During the three months ended September 30, 2010, Pinnacle Financial increased the amount of the deferred tax valuation allowance by $400,000 to appropriately record our deferred tax assets at their net realizable amount. Once profitability has been restored for a reasonable time and such profitability is considered sustainable, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date.
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
We performed our annual evaluation of whether there were indications of potential goodwill impairment as of September 30, 2010. Our stock price has historically traded above its book value per common share. At September 30, 2010, our stock price was trading below its book value per common share. Based on the results of our annual assessment, we determined that there was no impairment as of September 30, 2010. However, should we continue to experience losses and/or discount rates increase, or should our stock price decline further below our book value per common share, an impairment charge to goodwill and other intangible assets may be required.

Results of Operations
The following is a summary of our results of operations (dollars in thousands):

			2010-2009			2010-2009
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Interest income	$50,650	$52,442	(3.4%)	$154,269	$151,988	1.5%
Interest expense	14,590	17,894	(18.5%)	45,952	58,228	(21.1%)

Net interest income	36,060	34,548	4.4%	108,317	93,760	15.5%
Provision for loan losses	4,789	22,134	(78.4%)	48,524	101,064	(52.0%)

Net interest income after provision for loan losses	31,271	12,414	151.9%	59,793	(7,304)	918.6%
Noninterest income	8,594	7,737	11.1%	27,649	31,475	(12.2%)
Noninterest expense	37,774	27,280	38.5%	110,431	83,129	32.8%

Net income (loss) before income taxes	2,091	(7,129)	129.3%	(22,989)	(58,958)	(61.0%)
Income tax (benefit) expense	—	(3,782)	(100.0%)	5,107	(25,925)	(119.7%)

Net income (loss)	2,091	(3,347)	162.5%	(28,096)	(33,033)	14.9%
Preferred dividends and preferred stock discount accretion	1,542	1,504	2.5%	4,595	4,421	3.9%

Net income (loss) available to common stockholders	$549	$(4,851)	111.3%	$(32,691)	$(37,454)	12.7%

Basic net income (loss) per common share available to common stockholders	$0.02	$(0.15)	111.2%	$(1.00)	$(1.39)	28.3%

Diluted income (loss) per common share available to common stockholders	$0.02	$(0.15)	110.9%	$(1.00)	$(1.39)	28.3%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is one of the most significant components of our results of operations. For the three months ended September 30, 2010 and 2009, we recorded net interest income of $36.1 million and $34.5 million, respectively, which resulted in a net interest margin of 3.23% and 3.05%. For the nine months ended September 30, 2010 and 2009, we recorded net interest income of $108.3 million and $93.8 million, respectively, which resulted in a net interest margin of 3.24% and 2.84%.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2010			September 30, 2009
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans (1)	$3,295,531	$41,105	4.96%	$3,583,182	$41,666	4.61%
Securities:
Taxable	750,427	7,004	3.70%	749,457	8,608	4.56%
Tax-exempt (2)	204,442	1,943	4.97%	169,171	1,694	5.24%
Federal funds sold and other	269,556	598	0.95%	74,663	474	2.76%

Total interest-earning assets	4,519,956	$50,650	4.51%	4,576,473	$52,442	4.60%

Nonearning assets
Intangible assets	256,011			259,016
Other nonearning assets	225,406			193,366

Total assets	$5,001,373			$5,028,855

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$540,387	$890	0.65%	$348,300	$508	0.58%
Savings and money market	1,397,396	4,787	1.36%	916,669	2,967	1.28%
Time	1,387,170	6,629	1.90%	2,018,814	11,625	2.28%

Total interest bearing deposits	3,324,953	12,306	1.47%	3,283,783	15,100	1.82%
Securities sold under agreements to repurchase	210,037	435	0.82%	223,737	363	0.64%
Federal Home Loan Bank advances and other borrowings	126,130	921	2.90%	236,660	1,481	2.48%
Subordinated debt	97,476	928	3.78%	97,476	950	3.86%

Total interest-bearing liabilities	3,758,596	14,590	1.54%	3,841,656	17,894	1.85%
Noninterest-bearing deposits	534,171	—	—	462,783	—	—

Total deposits and interest-bearing liabilities	4,292,767	14,590	1.35%	4,304,439	$17,894	1.65%

Other liabilities	21,708			8,572
Stockholders’ equity	686,898			715,844

Total liabilities and stockholders’ equity	$5,001,373			$5,028,855

Net interest income		$36,060			$34,548

Net interest spread (3)			2.97%			2.75%
Net interest margin (4)			3.23%			3.05%

(1)	Average balances of nonperforming loans are included in the above amounts.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the quarter ended September 30, 2010 would have been 3.16% compared to a net interest spread of 2.95% for the quarter ended September 30, 2009.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans (1)	$3,410,648	$122,504	4.81%	$3,506,243	$119,819	4.57%
Securities:
Taxable	778,117	24,150	4.15%	739,480	26,089	4.72%
Tax-exempt (2)	205,006	5,979	5.14%	159,086	4,742	5.26%
Federal funds sold and other	173,732	1,636	1.36%	82,614	1,338	2.35%

Total interest-earning assets	4,567,503	$154,269	4.58%	4,487,423	$151,988	4.58%

Nonearning assets
Intangible assets	256,754			259,894
Other nonearning assets	215,492			219,859

Total assets	$5,039,749			$4,967,176

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$516,024	$2,593	0.67%	$355,677	$1,405	0.53%
Savings and money market	1,312,209	13,623	1.39%	802,946	7,322	1.22%
Time	1,503,524	22,479	2.00%	2,106,428	40,527	2.57%

Total interest bearing deposits	3,331,757	38,695	1.55%	3,265,051	49,254	2.02%
Securities sold under agreements to repurchase	231,580	1,352	0.78%	232,450	1,147	0.66%
Federal Home Loan Bank advances and other borrowings	150,772	3,249	2.88%	254,145	4,657	2.45%
Subordinated debt	97,476	2,656	3.64%	97,476	3,170	4.35%

Total interest-bearing liabilities	3,811,585	45,952	1.61%	3,849,122	58,228	2.02%
Noninterest-bearing deposits	511,519	—	—	445,616	—	—

Total deposits and interest-bearing liabilities	4,323,104	45,952	1.42%	4,294,738	$58,228	1.81%

Other liabilities	17,297			5,436
Stockholders’ equity	699,348			667,002

Total liabilities and stockholders’ equity	$5,039,749			$4,967,176

Net interest income		$108,317			$93,760

Net interest spread (3)			2.97%			2.56%
Net interest margin (4)			3.24%			2.84%

(1)	Average balances of nonperforming loans are included in the above amounts.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2010 would have been 3.16% compared to a net interest spread of 2.77% for the nine months ended September 30, 2009.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

As noted above, the net interest margin for the three and nine months ended September 30, 2010 was 3.23% and 3.24%, respectively, compared to a net interest margin of 3.05% and 2.84%, respectively, for the same periods in 2009. Our net interest margin increased by 18 basis points when comparing the three months ended September 30, 2010 to the three months ended September 30, 2009 and 40 basis points when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009. Matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:
•	Our loan yields increased by 35 basis points and 24 basis points during the three and nine months ended September 30, 2010 when compared to the same periods in 2009. A significant amount of our loan portfolio has daily floating rate pricing tied to our prime lending rate or a national interest rate index. Our weighted average prime rate for the three and nine months ended September 30, 2010 was 3.25% compared to 3.25% for the same periods in 2009. However, the weighted average rate being assessed on these daily floating rate loans was 5.19% at September 30, 2010. The difference is largely due to interest rate floors, as approximately $1.0 billion of our daily floating rate interest loans and $413.0 million of our variable rate loan portfolio were currently priced at their contractual interest rate floor. Other factors that impact our loan yields in any period are our evaluation of the creditworthiness, collateral, loan term and ongoing relationship with a particular borrower.

•	Nonperforming loans continued to negatively impact our net interest margin during the three and nine months ended September 30, 2010 when compared to the same periods in 2009. Average nonperforming loans were $110.7 million and $119.4 million for the three and nine months ended September 30, 2010 compared to $111.0 million and $66.7 million for the three and nine months ended September 30, 2009. We are continuing to review our portfolio to identify problem loans prior to the progression to a nonperforming loan and taking action to resolve our nonperforming assets to improve our core margin.

•	During the third quarter of 2010, overall deposit rates were less than those rates for the comparable period in 2009 by 35 basis points. For the nine months ended September 30, 2010, deposit rates decreased by 47 basis points over the same period in 2009. The net decreases were largely impacted by our efforts to increase lower cost core deposits while reducing levels of wholesale funding—which are associated with higher funding costs. Our non-core funding as a percentage of total funding has decreased from 41.3% at December 31, 2009 to 31.0% at September 30, 2010. Also positively impacting our funding costs are time deposits repricing at lower rates than those that were in effect for the three and nine month periods ended September 30, 2009.

Rates paid on such products as interest checking, savings and money market accounts and securities sold under agreements to repurchase increased as compared to the same period in the prior year. Competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively, and rate increases within transaction and savings classifications negatively impacted our net interest margin. We routinely monitor the pricing of deposit products by our primary competitors and believe that our markets are very competitive banking markets with several market participants seeking deposit growth. As a result, competitive limitations on our ability to more significantly lower rates paid on our deposit products had a negative impact on our margin during the third quarter of 2010.

•	During the three and nine months ended September 30, 2010, the average balances on noninterest bearing deposit liabilities, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 62.5% and 59.5% of our total funding compared to 45.3% and 42.8% during the same periods in 2009. The increase in these products as a percentage of total funding is attributable to our focus on growing our core deposit base and reducing our reliance on wholesale funding sources which has had a favorable impact on our net interest margin. Average noninterest bearing deposits increased to 11.8% of total funding for the nine months ended September 30, 2010, compared to 10.4% over the same period in prior year. Maintaining and increasing our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin.
We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. We believe that short term rates will remain flat for the remainder of 2010 and most of 2011. It is our belief that rates may eventually begin to rise by the end of 2011 or first quarter of 2012. Due to the percentage of variable rate loans with loan floors currently in place, our balance sheet would be considered liability-sensitive. In order to prepare for a rising rate environment, we are increasing spreads to loan pricing indices so that when rates increase we are in a better position to maintain our margins. We believe our net interest margin should increase during the remainder of 2010 due to several factors related to pricing adjustments for certain loans and deposits. Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of nonperforming assets. We also believe that a rise in our net interest margin will be slowed somewhat by reduced loan demand as business owners and other potential borrowers continue to evaluate the length and severity of the deterioration in local and national economies.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $4.8 million and $22.1 million for the three months ended September 30, 2010 and 2009, respectively, and $48.5 million and $101.1 million for the nine months ended September 30, 2010 and 2009, respectively. Provision expense for both the three and nine month period ended September 30, 2010 has decreased as compared to the same periods in prior year. Prior year to date provisioning expense included the charge-off of a loan to a one-bank holding company for $21.5 million after their subsidiary bank was placed in receivership by their regulator. The impact of the continuing economic distress, particularly its impact on the residential construction market, continues to impact provisioning expense. The level of nonperforming loans and net-charge offs were the primary reasons for continued elevated allowance for loan losses.
Based upon management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. Our allowance for loan losses as a percentage of total loans increased from 2.58% at December 31, 2009 to 2.60% at September 30, 2010. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2010. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.
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

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

			2010-2009			2010-2009
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Noninterest income:
Service charges on deposit accounts	$2,444	$2,559	(4.5%)	$7,239	$7,605	(4.8%)
Investment services	1,234	1,112	11.0%	3,786	3,044	24.4%
Insurance sales commissions	954	906	5.3%	2,957	3,131	(5.6%)
Gains on loans sold, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	1,296	974	33.2%	2,733	4,617	(40.8%)
Gains (losses) on loan sales and loan participations, net	14	4	250.0%	1	(231)	(100.0%)
Net gain on sale of investments	—	—	—	2,625	6,462	(59.4%)
Trust fees	726	586	23.9%	2,377	1,885	26.1%
Other noninterest income:
ATM and other consumer fees	1,380	1,144	20.6%	3,979	3,316	20.0%
Bank-owned life insurance	312	144	116.7%	678	373	81.8%
Other noninterest income	234	308	(24.4%)	1,274	1,273	0.1%

Total other noninterest income	1,926	1,596	20.6%	5,931	4,962	19.5%

Total noninterest income	$8,594	$7,737	11.1%	$27,649	$31,475	(12.2%)

Service charge income for the three and nine months ended September 30, 2010 decreased from the comparable periods in 2009 due to decreased overdraft protection and insufficient fund charges. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions, commonly referred to as “Reg-E”. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We implemented the provisions of Reg-E in the third quarter of 2010.
Included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. At September 30, 2010, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $966 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $898 million at September 30, 2009. We also offer trust services through Pinnacle National’s trust division. At September 30, 2010, our trust department was receiving fees on approximately $647 million in assets compared to $607 million at September 30, 2009. The business development efforts of our trust department resulted in an increase in assets under management. We also increased the number of trust advisors in 2009. These factors contributed to an increase in trust fees for the third quarter of 2010 compared to the same period in 2009.
Revenues from mortgage originations for the third quarter of 2010 increased by 33.2% compared to the same period in the prior year. These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors. All of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and decrease in rising interest rate environments. As a result, mortgage origination fees may fluctuate greatly in response to a changing interest rate environment. The gross fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations.
We also sell certain commercial loan participations to our correspondent banks. Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits. At September 30, 2010 and pursuant to participation agreements with these correspondents, we had participated approximately $58.0 million of originated commercial loans to other banks compared to $84.6 million at December 31, 2009. The participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to FASB ASC 860, in those transactions whereby the correspondent is receiving less interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows. The resulting asset is amortized over the term of the loan. At each period end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market-based rate. Should the discount rate we are using to measure these cash flows change during the current accounting period, the result of the change is reflected in our statements of operations. In a decreasing rate environment, our asset is negatively impacted resulting in losses reflected in earnings. Conversely, should a loan be paid prior to maturity, any remaining unamortized balance is charged as a reduction to gains on loan participations sold. We recorded gains net of amortization expense related to the aforementioned retained cash flow asset, of $14,000 and $4,000 for the three months ended September 30, 2010 and 2009, respectively, related to the loan participation transactions. During the nine months ended September 30, 2010, we recorded a gain of $1,000 compared to $231,000 in losses booked during the nine months ended September 30, 2009. We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations. In any event, the timing of participations may cause the level of losses or of gains, if any, to vary significantly.
During the nine months ended September 30, 2010 and 2009, we sold approximately $146.1 million and $347 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized $2.6 million and $6.5 million of net gains for the nine months ended September 30, 2010 and 2009, respectively. Also, during the first nine months of 2010, we sold approximately $954,000 of municipal securities within our held-to-maturity portfolio. We sold these municipal securities as a result of the underlying credit support for these securities being terminated and, after evaluation, we elected to not maintain these securities in our portfolio.
Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees. These fees have increased as compared to the same periods in 2009 due to increased check card usage. Additionally, noninterest income from the cash surrender value of bank-owned life insurance increased between the three and nine months ended September 30, 2010 and 2009. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies are not taxable. The policy investment returns underperformed in 2009, but have shown signs of improvement in 2010.
Noninterest Expense. Noninterest expense consists of salaries and employee benefits, other real estate expenses, equipment and occupancy expenses, and other operating expenses. The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

			2010-2009			2010-2009
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$11,277	$9,760	15.5%	$33,928	$28,094	20.8%
Commissions	716	648	10.5%	2,099	1,861	12.8%
Other compensation	1,239	1,082	14.5%	3,816	3,530	8.1%
Employee benefits and other	2,837	2,755	3.0%	9,078	8,188	10.9%

Total salaries and employee benefits	16,069	14,245	12.8%	48,921	41,673	17.4%

Equipment and occupancy	5,231	4,446	17.7%	16,089	12,992	23.8%
Other real estate expense	8,522	1,250	581.7%	21,336	5,864	263.8%
Marketing and business development	748	512	46.1%	2,296	1,418	61.9%
Postage and supplies	636	515	23.5%	2,071	2,175	(4.8%)
Amortization of intangibles	744	777	(4.2%)	2,236	2,411	(7.3%)
Other noninterest expense	5,824	5,535	5.2%	17,482	16,596	5.3%

Total noninterest expense	$37,774	$27,280	38.5%	$110,431	$83,129	32.8%

Expenses have generally increased between the above periods due to personnel additions occurring throughout each period, the continued development of our branch network and other expenses which increase in relation to our growth rate. We anticipate continued increases in our expenses in the future for such items as the opening of additional branches, marketing and business development and other expenses which tend to increase in relation to our growth. In addition, in 2010 we have experienced increases in noninterest expense related to increased levels of other real estate and increased FDIC assessments.

Salaries and employee benefits expense increased $1.8 million and $7.2 million or 12.8% and 17.4% over the three and nine month periods in the prior year. These expenses are primarily driven by increased personnel costs in several areas of our firm, including special assets, credit administration, and other areas focused on the resolution of problem assets. At September 30, 2010, we employed 781 full-time equivalent employees compared to 768 at September 30, 2009. Additionally, included in other compensation expense for the three months ended September 30, 2010 and 2009, were approximately $999,000 and $665,000, respectively, and for the nine months ended September 30, 2010 and 2009, were approximately $3,048,000 and $2,372,000, respectively, of compensation expenses related to time vested stock options and restricted share awards.
Equipment and occupancy expenses for the three and nine months ended September 30, 2010 were 17.7% and 23.8% greater, respectively, than in the same periods in the prior year. These increases are primarily attributable to our continued market expansion to Knoxville, Tennessee, and increased build out of the Nashville MSA. During the fourth quarter of 2009 Pinnacle opened two new full-service offices in the Fountain City and Farragut areas of Knoxville and one new full service office in the Belle Meade area of Nashville. Additionally, we relocated our headquarters to another office building in downtown Nashville in December 2009. This relocation was completed in the second quarter of 2010. Also, in January of 2010, we consolidated our two Brentwood, Tennessee locations into one larger facility and closed the two former offices. Our 100 Oaks office opened in Nashville, Tennessee in the second quarter of 2010.
Foreclosed real estate expense was $8.52 million for the third quarter of 2010 compared to $1.3 million for the third quarter of 2009. Foreclosed real estate expense was $21.3 million for the first nine months of 2010 compared to $5.9 million for the same period in 2009. The increase in foreclosed real estate expense is related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. At September 30, 2010, we had $48.7 million in other real estate owned compared to $22.8 million at September 30, 2009.
Marketing and other business development expenses are higher in the third quarter of 2010 compared to the third quarter of 2009 due to increases in the number of customers and prospective customers; increases in the number of customer contact personnel and the corresponding increases in customer entertainment; and other business development expenses.
Total other noninterest expenses increased to $5.8 million or 5.2% in the third quarter of 2010 when compared to 2009 and increased to $17.5 million or 5.3% for the nine month period ended September 30, 2010. A substantial portion of this expense is attributable to FDIC deposit insurance assessments and to a lesser extent to insurance expense, lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending. Also included are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 84.6% for the third quarter of 2010 compared to 64.5% in the third quarter 2009 and 81.2% for the first nine months of 2010 compared to 66.4% in 2009. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio was negatively impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.
Income Taxes. The effective tax rate for the three and nine months ended September 30, 2010 was principally impacted by the recognition of a $17.4 million deferred tax assets valuation allowance in the second quarter of 2010 and an increase to that allowance of $400,000 in the third quarter of 2010. The effective tax benefit rate for the three and nine months ended September 30, 2009 was approximately 53% and 44%, respectively. Additional factors impacting the effective income tax rate are investments in bank qualified municipal securities, bank owned life insurance, federal tax credits, state tax expense, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.
Preferred stock dividends and preferred stock discount accretion. Net income (loss) available for common stockholders was reduced by $1.2 million and $3.6 million, respectively, in each of the three and nine month periods ended September 30, 2010 and 2009 for preferred stock dividends. Accretion on preferred stock discount associated with the preferred securities of $328,000 and $290,000 was reflected for the three months ended September 30, 2010 and 2009, respectively, and $992,000 and $819,000 for the nine months ended September 30, 2010 and 2009, respectively.

Financial Condition
Our consolidated balance sheet at September 30, 2010 reflects the measures we have taken since December 31, 2009 to accelerate our return to improved soundness, including continued reduction in the residential construction and land development portfolio and resolution of problem assets. Total assets were $4.962 billion at September 30, 2010 compared to $5.129 billion at December 31, 2009, a decrease of 3.26%
Loans. The composition of loans at September 30, 2010 and at December 31, 2009 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$1,103,261	33.9%	$1,118,068	31.4%
Consumer real estate — Mortgage	720,140	22.2%	756,015	21.2%
Construction and land development	359,729	11.1%	525,271	14.7%
Commercial and industrial	995,743	30.6%	1,071,444	30.1%
Consumer and other	73,052	2.2%	92,584	2.6%

Total loans	$3,251,925	100.0%	$3,563,382	100.0%

Although the allocation of our loan portfolio did not change significantly during the nine months ended September 30, 2010 when compared to December 31, 2009, we experienced a decrease of 31.5% in the construction and land development loan classification as well as a decrease of 4.7% in the consumer real estate-mortgage classification. The decrease in the construction and land development classification is due in part to our decision to reduce our exposure to this particular segment, particularly the residential construction and land development segment. The reduction in our appetite for these type loans will likely restrain our loan growth in the future in comparison to historical periods. The commercial real estate — mortgage category primarily consists of owner-occupied commercial real estate loans. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. We continue to consider these types of commercial real estate mortgage products to be desirable. At September 30, 2010, approximately 46.8% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties.
We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at September 30, 2010 and December 31, 2009 (dollars in thousands):

	At September 30, 2010
	Outstanding
	Principal	Unfunded		Total Exposure at
	Balances	Commitments	Total exposure	December 31, 2009

Lessors of nonresidential buildings	$457,905	$50,196	$508,101	$497,534
Lessors of residential buildings	125,808	14,950	140,758	159,292
Land subdividers	154,303	21,576	175,879	218,634
New housing operative builders	97,091	28,733	125,824	171,970
We also acquire certain loans from other banks. At September 30, 2010, we had acquired approximately $116.9 million of commercial loans from other banks. Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.

The following table classifies our fixed and variable rate loans at September 30, 2010 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2010
	Fixed	Variable		At September 30,	At December 31,
	Rates	Rates	Totals	2010	2009
Based on contractual maturity:
Due within one year	$188,355	$893,115	$1,081,470	33.3%	35.7%
Due in one year to five years	778,340	752,396	1,530,736	47.1%	43.7%
Due after five years	82,786	556,931	639,717	19.6%	20.6%

Totals	$1,049,481	$2,202,442	$3,251,923	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$—	$1,323,254	$1,323,254	40.7%	38.9%
Due within one year	188,355	739,943	928,298	28.5%	28.8%
Due in one year to five years	778,340	133,855	912,195	28.1%	28.8%
Due after five years	82,786	5,390	88,176	2.7%	3.5%

Totals	$1,049,481	$2,202,442	$3,251,923	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)	Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $1.04 billion of our daily floating rate loan portfolio and on approximately $413 million of the variable rate loan portfolio at varying maturities. The weighted average rate of the floors for the daily floating rate portfolio is 5.19% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.49%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.
Performing Loans in Past Due Status. The following table is a summary of our performing loans that were past due at least 30 days but less than 90 days and greater than 90 days past due as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009
Performing loans past due 30 to 90 days:
Commercial real estate — mortgage	$1,351	$3,790
Consumer real estate — mortgage	3,701	5,442
Construction and land development	7,313	2,936
Commercial and industrial	5,399	3,595
Consumer and other	263	506

Total performing loans past due 30 to 90 days	$18,027	$16,269

Performing loans past due 90 days or more:
Commercial real estate — mortgage	$1,197	$—
Consumer real estate — mortgage	1,128	—
Construction and land development	—	76
Commercial and industrial	1,314	100
Consumer and other	—	5

Total performing loans past due 90 days or more	$3,639	$181

Ratios:
Performing loans past due 30 to 90 days as a percentage of total loans	0.55%	0.45%
Performing loans past due 90 days or more as a percentage of total loans	0.11%	0.01%
Total performing loans in past due status as a percentage of total loans	0.67%	0.46%
Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $267.6 million or 8.2% of total loans at September 30, 2010 compared to $257.0 million or 7.2% at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans. The increase in potential problem loans from December 31, 2009 was caused primarily by the downgrade of additional residential construction and development loans, commercial and industrial loans, and commercial real estate loans.

Non-Performing Assets and Restructured Accruing Loans. At September 30, 2010 we had $151.8 million in nonperforming assets compared to $154.3 million at December 31, 2009. At September 30, 2010, there were $13.5 million of accruing restructured loans that remain in a performing status. There were $27.0 million accruing restructured loans at December 31, 2009. Included in nonperforming assets were $103.1 million in nonperforming loans and $48.7 million in other real estate owned at September 30, 2010 and $124.7 million in nonperforming loans and $29.6 million in other real estate assets at December 31, 2009. Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas.
The following table is a summary of our nonperforming assets at September 30, 2010 and December 31, 2009 (dollars in thousands):

	At			At
	December 31,			September 30,
	2009	Increases (2)	Decreases (3)	2010
Nonperforming loans (1)
Commercial real estate — mortgage	$22,240	$23,214	$29,296	$16,158
Consumer real estate — mortgage	12,721	21,758	21,097	13,382
Construction and land development	72,528	65,610	82,462	55,676
Commercial and industrial	16,230	28,669	29,119	15,780
Consumer and other	990	1,812	671	2,131

Total nonperforming loans	124,709	141,063	162,645	103,127
Other real estate owned	29,603	70,190	51,083	48,710

Total nonperforming assets	$154,312	$211,253	$213,728	$151,837

Restructured accruing loans
Commercial real estate — mortgage	14,229	2,840	8,122	8,947
Consumer real estate — mortgage	749	561	749	561
Construction and land development	—	223	223	—
Commercial and industrial	12,000	3,960	12,000	3,960
Consumer and other	—	—	—	—

Total restructured accruing loans	26,978	7,584	21,094	13,468

Total nonperforming assets and restructured accruing loans	$181,290	$218,837	$234,822	$165,305

Ratios:
Nonperforming loans to total loans	3.50%			3.17%
Nonperforming assets to total loans plus other real estate owned	4.29%			4.60%
Nonperforming loans plus restructured accruing loans to total loans and other real estate owned	4.22%			3.53%

(1)	Nonperforming loans exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)	Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the nine months ended September 30, 2010. Increases in other real estate owned represent the value of properties that have been foreclosed upon during the third quarter of 2010. Increases in restructured accruing loans are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the nine months ended September 30, 2010. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(3)	Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the nine months ended September 30, 2010. Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon. Decreases in restructured accruing loans are those loans which were previously restructured in a prior calendar year whereby the borrower has satisfactorily performed in accordance with the restructured terms.

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
Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses that we might incur. Restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2010, there were $13.5 million of accruing restructured loans that remain in a performing status. There were $27.0 million accruing restructured loans at December 31, 2009.
At September 30, 2010, we owned $48.7 million in real estate which we had acquired (usually through foreclosure) from borrowers, compared to $29.6 million at December 31, 2009, all of which is located within our principal markets. We break out our other real estate owned into four categories: new home construction, developed lots, undeveloped land, and other. Included in the other category are primarily condos, office buildings and existing homes. The following table shows the classification of our other real estate owned (dollars in thousands):

	September 30,	December 31,
	2010	2009
New home construction	$2,811	$2,829
Developed lots	13,497	656
Undeveloped land	13,029	22,317
Other	19,373	3,801

	$48,710	$29,603

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2010 and December 31, 2009, our allowance for loan losses was $84.6 million and $92.0 million, respectively, which our management deemed to be adequate at each of the respective dates. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.
The following table sets forth, based on management’s best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of September 30, 2010 and December 31, 2009 and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate — Mortgage	$22,523	33.9%	$22,505	31.4%
Consumer real estate — Mortgage	10,206	22.1%	10,725	21.2%
Construction and land development	17,510	11.1%	23,027	14.7%
Commercial and industrial	21,795	30.6%	26,332	30.0%
Consumer and other	1,874	2.3%	2,456	2.7%
Unallocated	10,642	NA	6,914	NA

Total allowance for loan losses	$84,550	100.0%	$91,959	100.0%

Specific valuation allowances related to all impaired loans were approximately $6.7 million at September 30, 2010 compared to $19.3 million at December 31, 2009.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2010 and for the year ended December 31, 2009 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months
	ended
	September 30,	Year ended
	2010	December 31, 2009
Balance at beginning of period	$91,959	$36,484
Provision for loan losses	48,524	116,758
Charged-off loans:
Commercial real estate — Mortgage	(6,884)	(986)
Consumer real estate — Mortgage	(5,461)	(4,881)
Construction and land development	(25,792)	(23,952)
Commercial and industrial (1)	(20,016)	(31,134)
Consumer and other loans	(577)	(1,646)

Total charged-off loans	(58,730)	(62,599)

Recoveries of previously charged-off loans:
Commercial real estate — Mortgage	201	—
Consumer real estate — Mortgage	306	622
Construction and land development	1,413	139
Commercial and industrial	670	258
Consumer and other loans	207	297

Total recoveries of previously charged-off loans	2,797	1,316

Net charge-offs	(55,933)	(61,283)

Balance at end of period	$84,550	$91,959

Ratio of allowance for loan losses to total loans outstanding at end of period	2.60%	2.58%

Ratio of net charge-offs (2) to average loans outstanding for the period	2.26%	1.71%

(1)	Includes a $21.5 million charge-off of a loan in the second quarter of 2009.

(2)	Net charge-offs for the nine months ended September 30, 2010 have been annualized.
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
Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $968.5 million and $937.6 million at September 30, 2010 and December 31, 2009, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at September 30, 2010 follows:

September 30, 2010
Weighted average life	4.35 years
Weighted average coupon	4.30%
Tax equivalent yield	3.97%
Deposits and Other Borrowings. We had approximately $3.83 billion of deposits at September 30, 2010 compared to $3.82 billion at December 31, 2009. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $191.4 million at September 30, 2010 and $275.5 million at December 31, 2009. Additionally, at September 30, 2010, we had borrowed $121.4 million in advances from the Federal Home Loan Bank of Cincinnati compared to $212.7 million at December 31, 2009.

Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core. The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,		December 31,
	2010	Percent	2009	Percent
Core funding:
Noninterest-bearing deposit accounts	$581,181	13.7%	$498,087	11.3%
Interest-bearing demand accounts	526,164	12.4%	483,274	11.0%
Savings and money market accounts	1,439,594	34.0%	1,198,012	27.2%
Time deposit accounts less than $100,000	378,734	8.9%	407,312	9.2%

Total core funding	2,925,673	69.0%	2,586,685	58.7%

Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	259,192	6.1%	228,941	5.2%
Other time deposits	570,379	13.5%	636,521	14.4%
Securities sold under agreements to repurchase	191,392	4.5%	275,465	6.3%

Total relationship based non-core funding	1,020,963	24.1%	1,140,927	25.9%

Wholesale funding:
Public funds greater than $100,000	—	0.0%	40,005	0.9%
Brokered deposits	70,390	1.7%	331,447	7.5%
Federal Home Loan Bank advances	121,435	2.9%	212,655	4.8%
Subordinated debt — Pinnacle National	15,000	0.4%	15,000	0.3%
Subordinated debt — Pinnacle Financial	82,476	1.9%	82,476	1.9%

Total wholesale funding	289,301	6.9%	681,583	15.4%

Total non-core funding	1,310,264	31.0%	1,822,510	41.3%

Totals	$4,235,937	100.0%	$4,409,195	100.0%

Our funding policies limit the amount of non-core funding we can use to support our growth. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance. At September 30, 2010, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 58.7% at December 31, 2009 to 69.0% at September 30, 2010. The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the temporary increase in FDIC coverage from $100,000 to $250,000, the CDARS network, which manages the reciprocating time deposit programs, began placing funds in other time deposits greater than $100,000 increments, thus elevating the amount of other time deposits above the $100,000 core threshold. In addition, the temporary insurance limit increase resulted in a significant increase in time deposits of our customers between $100,000 and the new insurance limits. The Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) permanently increases deposit insurance coverage from $100,000 to $250,000, and we expect this will cause us to change our deposit categories to reflect the new deposit limit including our core deposit definition. Growing our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of September 30, 2010 amounted to $1.28 billion. The following table shows our time deposits, including brokered time deposits, in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$89,626	1.81%
Over three but less than six months	95,943	2.01%
Over six but less than twelve months	127,923	2.00%
Over twelve months	90,399	2.53%

	403,891	2.08%

Denomination $100,000 and greater
Three months or less	369,742	1.34%
Over three but less than six months	201,570	1.91%
Over six but less than twelve months	200,897	2.06%
Over twelve months	102,595	2.82%

	874,804	1.81%

Totals	$1,278,695	1.89%

Subordinated debt and other borrowings. On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (“Trust I”; “Trust II”; “Trust III”, “Trust IV” or collectively, the “Trusts”). All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At September 30, 2010, our $2,476,000 investment in the Trusts is included in investments in unconsolidated subsidiaries in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.092% at September 30, 2010) which is set each quarter and matures on December 30, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.689% at September 30, 2010) which is set each quarter and matures on September 30, 2035. The Trust II securities mature on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.939% at September 30, 2010) which is set each quarter and mature on September 30, 2036. The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.142% at September 30, 2010) which is set each quarter and matures on September 30, 2037.
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

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. That treatment is expected to continue under the Dodd Frank Act. Debt issuance costs associated with Trust I of $56,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet. These debt issuance costs are being amortized over ten years using the straight-line method. There was no debt issuance costs associated with Trust II, Trust III or Trust IV.
On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank. The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and qualified as Tier 2 capital for regulatory capital purposes until August 2010. The portion that qualifies as Tier II capital decreases by $3 million at each subsequent anniversary.
Capital Resources. At September 30, 2010 and December 31, 2009, our stockholders’ equity amounted to $686.5 million and $701.0 million, respectively, a decrease of approximately $14.5 million. This decrease was primarily caused by preferred dividends on the preferred stock of $3.6 million and our net loss of $28.1 million offset by the exercise of employee common stock options netting $2.2 million, employee stock compensation expense of $3.1 million and net unrealized gains of $11.9 million.
In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets (leverage) ratio, of 8% and a minimum total capital to risk-weighted assets ratio of 12%. Pinnacle Financial has agreed with the Reserve Bank to fully utilize its available resources to ensure that Pinnacle National complies with its ratios. Pinnacle Financial contributed approximately $25 million to Pinnacle National in the second quarter of 2010. At September 30, 2010, Pinnacle National’s Tier 1 risk-based capital ratio was 11.5%, total risk-based capital ratio was 13.1% and its leverage ratio was 9.0% compared to 10.7%, 12.3% and 8.7% at December 31, 2009, respectively.
At September 30, 2010, Pinnacle Financial’s Tier 1 risk-based capital ratio was 13.5%, our total risk-based capital ratio was 15.1% and our leverage ratio was 10.5% compared to 13.1%, 14.8% and 10.7% at December 31, 2009, respectively.
Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. During the year ended December 31, 2009, Pinnacle National paid $8.2 million in dividends to Pinnacle Financial.
Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. However, given the losses experienced by Pinnacle National during 2009, Pinnacle National may not, subsequent to January 1, 2010, without the prior approval of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses. Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which totaled approximately $63.4 million as of September 30, 2010. Pinnacle Financial has agreed to obtain prior approval of the Reserve Bank before making such dividend and subordinated debt payments. A request for such approval for fourth quarter 2010 payments of $1.99 million in the aggregate has been made but as of the date of this report has not been acted upon by the Reserve Bank. Third quarter 2010 dividend and subordinated debt payments were approved by the Federal Reserve Bank during the third quarter.
Pinnacle Financial is subject to limits on payment of common dividends to its shareholders by the rules, regulations and policies of Federal banking authorities, the laws of the State of Tennessee and as a result of its participation in the CPP as more fully discussed in its Form 10-K for the year ended December 31, 2009. Pinnacle Financial has not paid any common stock dividends to date, nor does it anticipate paying dividends to its common shareholders for the foreseeable future. Future dividend policy will depend on Pinnacle Financial’s earnings, capital position, financial condition and other factors.
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
At September 30, 2010, our model results indicated that our balance sheet is slightly liability-sensitive. Liability-sensitivity implies that our liabilities will reprice faster than our assets. Absent any other asset liability strategies, an interest rate increase could cause slightly reduced net interest margin. This liability sensitivity is primarily attributable to the increase in loan rate floors that will remain constant during the initial stages of rising rates. Our deposit rates are difficult to lower as we have achieved, for many deposit products, embedded floors, which basically means that we either are near a zero interest rate level or competitive pressures do not allow for any meaningful decreases.
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
We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2007, we entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2010 and 2009, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.
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
In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2010, Pinnacle National had received advances from the FHLB totaling $121.4 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates
2010	$22	—
2011	10,091	1.90%
2012	25,089	3.36%
2013	20,068	2.67%
2014	5,068	0.37%
Thereafter	61,097	1.96%

Total	$121,435

Weighted average interest rate		2.30%

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregates $80 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at September 30, 2010, and for the nine months ended September 30, 2010, we averaged borrowings from correspondent banks of $348,000 under such agreements. Pinnacle National also has approximately $797 million in available Federal Reserve discount window lines.
At September 30, 2010, brokered certificates of deposit approximated $70.4 million which represented 1.7% of total funding compared to $331.4 million and 7.5% at December 31, 2009. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2009 and anticipate that these deposits will represent a smaller percentage of our total funding in 2010 as we seek to grow our core deposits.
At September 30, 2010, we had no significant commitments for capital expenditures. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
Off-Balance Sheet Arrangements. At September 30, 2010, we had outstanding standby letters of credit of $76.7 million and unfunded loan commitments outstanding of $893.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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

Recent Accounting Pronouncements
Other than those pronouncements issued during the third quarter of 2010 as discussed in the Consolidated Financial Statements (unaudited), there were no other recently accounting pronouncements that are expected to impact Pinnacle Financial.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item 3 is included on pages 46 through 48 of Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Changes in Internal Controls
There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares That May
	Total Number	Price	Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Repurchased (1)	Share	Programs	or Programs
July 1, 2010 to July 31, 2010	—	$—	—	—
August 1, 2010 to August 31, 2010	2,032	9.09	—	—
September 1, 2010 to September 30, 2010	—	—	—	—

Total	2,032	$9.09	—	—

(1)	During the quarter ended September 30, 2010, 10,135 shares of restricted stock previously awarded to certain of our associates vested. We withheld 2,032 shares to satisfy tax withholding requirements for these associates.
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

PINNACLE FINANCIAL PARTNERS, INC.
October 20, 2010	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

October 20, 2010	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer