Form 10-K
period 2010-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2011-02-23
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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
Large Accelerated Filer ☐   Accelerated Filer ☒   Non-accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter:  $410,265,188 as of June 30, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,990,625 shares of common stock as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 19, 2011, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the continued reduction of Pinnacle Financial’s loan balances, and conversely, the inability of Pinnacle Financial to ultimately grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) increased competition with other financial institutions; (vi) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (vii) rapid fluctuations or unanticipated changes in interest rates; (viii) the results of regulatory examinations; (ix) the development of any new market other than Nashville or Knoxville; (x) a merger or acquisition; (xi) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xii) the impact of governmental restrictions on entities participating in the Capital Purchase Program of the U.S. Department of the Treasury (the “U.S. Treasury”); (xiii) further deterioration in the valuation of other real estate owned; (xiv) inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; (xv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted by Congress in July 2010; and (xvi) Pinnacle Financial recording a further valuation allowance related to its deferred tax asset. A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” below.  Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the firm,” “Pinnacle Financial Partners,” “Pinnacle” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries.  References herein to the fiscal years 2006, 2007, 2008, 2009, and 2010 mean our fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is Tennessee’s second-largest bank holding company, with $4.9 billion in assets as of December 31, 2010.  Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle National and owns 100% of the capital stock of Pinnacle National.  The firm started operations on October 27, 2000, with one office in Nashville, Tennessee, and has since grown to 34 offices, including 31 in eight Middle Tennessee counties.  The firm also has three offices in Knoxville, Tennessee, the state’s third-largest banking market.

The firm operates as a community bank primarily in urban markets.  As an urban community bank, Pinnacle Financial provides the personalized service most often associated with small community banks, while seeking to offer the sophisticated products and services, such as investments and treasury management, more typically offered by large regional and national banks.   This approach has enabled Pinnacle Financial to attract clients from the regional and national banks in the Nashville and Knoxville MSAs.  As a result, Pinnacle has grown to the fourth largest market share in the Nashville MSA immediately behind the three largest out-of-state regional banks that have traditionally dominated the market and in four years has grown to the seventh largest market share in the Knoxville MSA.

Market Area.

Although Tennessee is experiencing the impact of national economic problems, certain areas of the state (including the Nashville and Knoxville MSAs) seem to be stabilizing faster than many other states. The December 31, 2010 preliminary unemployment rates in Nashville and Knoxville of 8.1% and 7.3%, respectively, are both below the national average at that time.

National recognition in 2010 showcases the strengths of Tennessee:
▪	Site Selection magazine has chosen Tennessee as the nation’s second best state for business climate.
▪	Tennessee topped the list of most attractive states for business, as selected by consultants surveyed by Area Development.
▪	Recipient of “Race to the Top,” one of two $500 million federal grants to states for education enhancements.
▪	Entrepreneur.com ranked Tennessee one of the top 5 states for entrepreneurs.

Our markets of Nashville and Knoxville are two of the top three banking market areas in Tennessee.

Nashville MSA

The Nashville MSA, Pinnacle’s primary market area, includes Davidson County and twelve surrounding counties.  This area represents a geographic area that covers approximately 4,000 square miles and according to projections from the US Census Bureau a population in excess of 1.55 million people.  At Pinnacle, we concentrate our market efforts on Davidson, Rutherford, Williamson, Sumner, Wilson, Cheatham, and Dickson counties which represent 90% of the Nashville MSA’s population base and 94.5% of the deposit base (based on June 30, 2010 FDIC information).

Nashville is the capitol of Tennessee and an important transportation, business and tourism center within the United States.  Additionally, the metropolitan Nashville area has attracted a number of significant business relocations resulting in an expansion of its labor force into many different industry sectors.  Nashville is frequently recognized as one of America’s top cities.

▪	In December 2009, Marketwatch.com ranked Nashville No. 15 nationally in its Best of Top 20 Cities for Business ranking because of Nashville’s robust industry sectors.
▪
In 2010, Forbes magazine ranked Nashville as one of America’s Most Affordable Cities based on cost of a predetermined basket of goods and services, including healthcare, transportation and housing costs.

Over the last few years, the Nashville area has been chosen by such companies as Louisiana Pacific, Nissan North America, and Dell to relocate their U.S. headquarters or to significantly expand their operations. More than 50 companies in a variety of industries have relocated or expanded their operations in the Nashville MSA during 2010 including Jackson National Life Insurance and Loews Hotels.

Our primary service area’s economic strength comes from its large employer base, which includes several large enterprises such as Vanderbilt University and Medical Center, HCA Inc., and Nissan Motor Manufacturing Corporation USA.  Also, there are currently more than 300 healthcare companies operating in the Nashville area.

We anticipate that Nashville will continue to attract businesses due to its relatively low cost of doing business and the presence of a well-trained labor force, which in turn, should increase the demand for depository and lending services within our market at a pace faster than national averages.  Nashville MSA deposits were $2.6 billion higher at June 30, 2010 compared to June 30, 2009, which reflects a 7.4% growth rate.

Knoxville MSA

The Knoxville MSA, where Pinnacle established its initial branch in 2007, includes five counties with an estimated population of approximately 691,000 in 2008, per the U.S Census Bureau.  According to a Labor Market Assessment of the Greater Knoxville Region conducted for the Knoxville Area Chamber Partnership in 2006, the area’s population is growing faster than the state or national growth rates.  The study indicates the population is projected to increase by 5.8%, compared to 4.3% for Tennessee and 4.8% nationally, between 2006 and 2011.

The business climate in the Knoxville MSA has earned the area a reputation for being a good choice for relocation.  For instance, Business Week, ranked Knoxville one of the Top 30 cities for new college grads, and in 2010 Forbes ranked Knoxville as the 8th best place to raise a family.

Knoxville enjoys a very healthy and diverse economy that also attracts significant relocations. Among the leading companies that have relocated significant operations to the Knoxville area in recent years are Brinks Home Security and SYSCO Corporation. The area was already home to corporate headquarters such as Panasonic Electronic Devices, Regal Corp., Scripps Networks, Pilot Oil, and Ruby Tuesday.

The region is also home to the University of Tennessee’s flagship campus, the Tennessee Valley Authority and Oak Ridge National Laboratory and Y-12 National Security Complex. These institutions should help to continue to spur growth in the Knoxville MSA.

We anticipate that Knoxville will continue to be a very attractive banking market.  In comparing Knoxville MSA deposits as of June 30, 2009 to those at June 30, 2010, the Knoxville MSA deposits were $619 million higher in 2010 than in 2009, which reflects a 5.2% growth rate.

Competitive Conditions

The Nashville MSA banking market is very competitive, with 60 financial institutions with over $37.2 billion in deposits in the market as of June 30, 2010, up from approximately $34.6 billion at June 30, 2009 according to FDIC data.  As of June 30, 2010, approximately 57.6% of this deposit base was controlled by six large, multi-state banks headquartered outside of Nashville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), First Horizon (headquartered in Memphis, Tennessee), US Bancorp (headquartered in Minneapolis, Minnesota), SunTrust (headquartered in Atlanta, Georgia), and Fifth Third (headquartered in Cincinnati, Ohio).  According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), Bank of America, US Bancorp (including the acquired First Union) and SunTrust (including the acquired National Bank of Commerce) declined from approximately 72.4% to 57.6% between June 30, 2000 and June 30, 2010.  Pinnacle, on the other hand, after only ten years of operations, now holds the No. 4 market share position in the Nashville MSA with 9.6% of the market, immediately behind the top three out-of-state banks.

The Knoxville MSA banking market is also very competitive, with 44 financial institutions with over $12.6 billion in deposits in the market as of June 30, 2010.  According to FDIC data, bank and thrift deposits in the Knoxville MSA grew from approximately $7.2 billion at June 30, 2000 to more than $12.6 billion at June 30, 2010.  As of June 30, 2010, approximately 60.2% of this deposit base was controlled by four large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon (headquartered in Memphis, Tennessee), Regions Financial (headquartered in Birmingham, Alabama), SunTrust (headquartered in Atlanta, Georgia) and Branch Banking and Trust (BB&T) (headquartered in Winston-Salem, North Carolina).  According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of First Horizon, Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), BB&T (including the acquired BankFirst) and SunTrust (including the acquired National Bank of Commerce) declined from 63.6% to 60.2% between June 30, 2000 and June 30, 2010. At June 30, 2007, when Pinnacle Financial first opened a location in Knoxville in 2007, the collective market share of deposits in the Knoxville MSA for the same four competitors was 63.4%.  Substantially all of the decline in market share for the top four competitors has occurred since Pinnacle Financial established a presence in the Knoxville MSA.

Consequently, while large, multi-state institutions are well established in both of our market areas, the general trends indicate that a majority of the community banks in our market areas have been able to increase their aggregate deposit market share in recent years at the expense of the larger, multi-state banks.

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

Employees

As of February 15, 2011, we employed 764.5 full-time equivalent associates.  We believe these associates are Pinnacle’s most important asset. We consider our relationship with our associates to be excellent.  This is supported by the fact that for the eighth consecutive year, Pinnacle was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees.  The selection is based on an anonymously conducted survey of associates.  Additionally in 2010, Pinnacle was recognized by Business TN magazine as the best large employer, defined as businesses with greater than 250 employees, in the state.

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities.  We compete for these loans with competitors who are also well established in the Nashville and Knoxville MSAs.

Pinnacle National’s loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, officers with higher lending authority determine whether to approve any new loan requests or renewals of existing loans.  Loans to insiders require approval of the board, and, effective February 2010, extensions of credit to certain adversely classified loans require approval of a loan committee of the board.

Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2010, we were able to loan any one borrower a maximum amount equal to approximately $73.1 million plus an additional $48.7 million, or a total of approximately $121.8 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as our bank subsidiary’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital or for other reasons. In addition to these regulatory limits, Pinnacle National currently imposes upon itself an internal lending limit of $15 million for relationships seeking current credit approval, which is significantly less than the prescribed legal lending limit. Prior to October 2009, our internal lending limit was $22 million.  At that time, we maintained relationships which had aggregate exposure of greater than $15 million.  These relationships have been grand-fathered under the previous guidelines and are not subject to our $15 million limitation.  We currently have 19 relationships greater than our current in-house limit of $15 million. Our loan policy requires that the executive committee of the board of directors determine whether to approve any increases in exposure for any relationships that exceed this internal limit.

The principal economic risk associated with each category of loans that Pinnacle National expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees.  Many of Pinnacle National’s commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers.  Primarily as a result of our two acquisitions, we also have a meaningful investment in residential construction and land acquisition and development loans.  The weakness in the economy has negatively impacted this industry, and many of our borrowers, significantly.  During periods of economic weakness, like those currently being experienced, these businesses may be more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

Pinnacle National’s commercial clients borrow for a variety of purposes. The terms of these loans (which include equipment loans and working capital loans) will vary by purpose and by type of any underlying collateral. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle National also makes a variety of commercial real estate loans, residential real estate loans and construction and development loans. We are seeking to decrease our exposure to the residential construction and land acquisition and development components of our portfolio and during 2010 reduced the amount of these loans by $194.0 million.

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

Asset and Liability Management

Our Asset Liability Management Committee (ALCO), composed of senior managers of Pinnacle National, manages Pinnacle National’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle National’s board of directors has adopted.  ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities.  The executive committee of the board of directors oversees the ALCO function on an ongoing basis.

Deposit Services

Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are residents and businesses located in the Nashville and Knoxville MSAs. Pinnacle National generally obtains these deposits through personal solicitation by its officers and directors and traditionally has not employed significant general media advertising for deposit generation, although the use of media advertising may increase in the future, and in 2010 we entered into an advertising and banking relationship with a professional football franchise.  We began to reduce our reliance on non-core deposits including brokered certificates of deposits and public funds over the second half of 2009 and throughout 2010.

Pinnacle National also offers its targeted commercial clients remote deposit services, which allow electronic deposits to be made from the client’s place of business.

Investment, Trust and Insurance Services

Pinnacle National contracts with Raymond James Financial Service, Inc. (RJFS), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle National’s locations through Pinnacle National employees that are also RJFS employees. RJFS is a subsidiary of Raymond James Financial, Inc.

Pinnacle National offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle National’s clients in achieving their financial objectives consistent with their risk tolerances. Pinnacle National’s suite of investment products include:

• Mutual Funds;	• Fixed Annuities;
• Variable Annuities;	• Stocks;
• Money Market Instruments;	• Financial Planning;
• U.S. Treasury Securities;	• Asset Management Accounts; and
• Bonds;	• Listed Options.

All of the financial products listed above are offered by RJFS from Pinnacle National’s main office and its other offices. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle National’s general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs.  Pursuant to its contract with RJFS, RJFS is primarily responsible for the compliance monitoring provided of dual employees of RJFS and Pinnacle National.  Additionally, Pinnacle National has developed its own compliance-monitoring program to further ensure that Pinnacle National personnel deliver these products in a manner consistent with the various regulations governing such activities.

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

Available Information

We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information we have filed electronically.  Our website address is www.pnfp.com.  Please note that our website address is provided as an inactive textual reference only.  We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

We have posted our Corporate Governance Guidelines, our Luxury Expenditure Policy, our Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.pnfp.com.  Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201.

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial’s and Pinnacle National’s operations.  These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like Pinnacle Financial. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact Pinnacle Financial either because of exemptions for institutions below a certain asset size or because of the nature of  Pinnacle Financial’s operations. Other provisions that will impact Pinnacle Financial will:

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•
Make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.

•
Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•
Apply the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies, although Pinnacle Financial’s currently outstanding trust preferred securities (but not new issuances) will continue to qualify as Tier 1 capital.

•
Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on Pinnacle Financial or the financial industry is difficult to predict before such regulations are adopted.

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

Under the Bank Holding Company Act, as amended by the Dodd-Frank Act, if well-capitalized and well managed, a bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well-capitalized and well managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.

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

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

•	Financial in nature;

•	Incidental to a financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury); or

•	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally (as determined by the Federal Reserve).

The Gramm-Leach-Bliley Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

•	Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company Act and the Gramm-Leach-Bliley Act, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary, Pinnacle National, and to commit resources to support Pinnacle National. This support can be required at times when it would not be in the best interest of our shareholders or creditors to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Pinnacle National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) became law. On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (ARRA), more commonly known as the economic stimulus or economic recovery package. ARRA, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  Under the Troubled Asset Relief Program (TARP) authorized by EESA, the U.S. Treasury established a capital purchase program (CPP) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On December 12, 2008, Pinnacle Financial sold 95,000 shares of Series A preferred stock and warrants to acquire 534,910 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $95 million. Under ARRA, Pinnacle Financial is permitted to redeem the preferred shares it sold to the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with Pinnacle Financial’s and Pinnacle National’s appropriate regulatory agency.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million.  As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.

As a result of Pinnacle Financial’s participation in the CPP, Pinnacle Financial has agreed to not pay dividends on its common stock for three years following consummation of the U.S. Treasury’s investment and to certain limitations on executive compensation.  For as long as the U.S. Treasury owns any debt or equity securities of Pinnacle Financial issued in connection with the CPP, Pinnacle Financial will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of EESA, as amended by ARRA, and the regulations issued and in effect thereunder as of the closing date of the sale of the preferred shares to the U.S. Treasury, as modified by the U.S. Treasury’s interim final rule related to compensation and corporate governance issued on June 15, 2009 (the IFR). This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by Pinnacle Financial in connection with the CPP, Pinnacle Financial must:

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

Small Business Jobs and Credit Act of 2010.  In July 2010, the U.S. Congress passed the Small Business Jobs and Credit Act of 2010, which includes as a part thereof, the establishment of a $30 billion Small Business Lending Fund (SBLF). The SBLF is a fund created by Congress to be used by the U.S. Treasury to make preferred stock investments in banks and bank holding companies that are not on the FDIC’s troubled bank list to stimulate small business lending. Eligible banks and holding companies with more than $1 billion in assets but less than $10 billion can receive an investment totaling up to 3% of the institutions risk weighted assets less any amount previously invested in the institution by the U.S. Treasury under the CPP. The size of the investment can be increased to 5% of risk-weighted assets for institutions under $500 million in total assets. The U.S. Treasury’s guidelines related to the SBLF permit participants in the CPP (like us) to refinance securities issued to the U.S. Treasury under the CPP. However, CPP investments would be required to be paid in full since simultaneous participation in the CPP and the SBLF is not permissible. Dividends will be payable quarterly on the preferred stock issued to the U.S. Treasury under the SBLF, but unlike dividends owed on preferred stock issued to the U.S. Treasury under the CPP, dividends payable on the preferred stock issued under the SBLF will be non-cumulative, meaning that the issuer can miss a regular dividend payment and not have to subsequently make the payment before it pays the next quarterly dividend. Accordingly, the preferred stock issued under the SBLF will qualify for Tier 1 capital treatment under the more stringent capital standards imposed under the Dodd-Frank Act. Although dividends on the preferred stock are non-cumulative, the failure to pay dividends causes certain consequences including prohibitions on repurchasing shares of the issuer’s stock or paying dividends on shares of the issuer’s stock that are pari passu or junior to the shares issued to the U.S. Treasury under the SBLF. The initial dividend rate on the preferred stock issued under the SBLF program will be 5% but is subject to a reduction to as low as 1% during the first four years after the investment depending on the amount of increase in the institution’s small business lending following its issuance of the preferred stock to the U.S. Treasury.  After the initial four-and-a-half year period the rate will increase to 9%. Under the SBLF, small business lending means lending as defined by and reported in an eligible institutions’ quarterly call report, where each loan comprising such lending is one of the following types:  (i) commercial and industrial loans; (ii) owner-occupied nonfarm, nonresidential real estate loans; (iii) loans to finance agricultural production and other loans to farmers; and (iv) loans secured by farmland.  Loans greater than $10 million or to businesses with more than $50 million in revenue are excluded.  If any part of the loan is guaranteed by a U.S. government agency or enterprise, the guaranteed portion is subtracted from the loan amounts.

Pinnacle Financial is considering participating in the SBLF program.  If we participate, we will do so as part of redeeming the preferred stock that we have sold to the U.S. Treasury under the CPP. If we decide to participate in the SBLF program and are accepted for participation and the proceeds of the U.S. Treasury’s investment are used to redeem the preferred stock we have previously sold to the U.S. Treasury under the CPP, we will no longer be subject to the above-described restrictions and obligations of the CPP, but, rather, will be subject to the restrictions and obligations of the SBLF program.

Pinnacle National

We own one bank - Pinnacle National.  Pinnacle National is a national bank chartered under the federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the OCC). The OCC has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The OCC regularly examines national banks like Pinnacle National and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness.  Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle National is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, Pinnacle National and any other national or state-chartered bank generally may branch across state lines to the same extent as banks chartered in the state of the branch.

FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

ESSA provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Following passage of the Dodd-Frank Act, an institution can provide full coverage on non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

The minimum statutory guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. The preferred stock that Pinnacle Financial sold to the U.S. Treasury in connection with the CPP and the trust preferred securities previously issued by Pinnacle Financial each qualifies as Tier 1 capital, and as described below will continue to qualify as Tier 1 capital following passage of the Dodd-Frank Act. Under statutory guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.

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

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. If implemented in the United States, Basel III will impose a stricter definition of capital, with more focus on common equity. At this time, we do not know whether Basel III will be implemented in the United States, and if so implemented whether it will be applicable to us and Pinnacle National, because by its terms it is applicable only to internationally active banks. But, if Basel III is implemented in the United States and becomes applicable to us, we and Pinnacle National would likely be subject to higher minimum capital ratios than those to which we and Pinnacle National are currently subject.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution (like those that Pinnacle National has informally agreed with the OCC that it will maintain) could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  As of December 31, 2010, Pinnacle National would be considered “well-capitalized” by the OCC.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, Pinnacle Financial’s trust preferred securities and preferred stock issued to the U.S. Treasury through the CPP will continue to qualify as Tier 1 capital as should any preferred stock issued to the U.S. Treasury under the SBLF program, if any.

Because of recent losses and higher levels of problem and potential problem loans, during the third quarter of 2009, Pinnacle National established minimum internal capital guidelines for Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 11%. In the first quarter of 2010, Pinnacle National informally agreed with the OCC that it would maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At December 31, 2010, Pinnacle National’s Tier 1 risk-based capital ratio was 11.8%, its total risk-based capital ratio was 13.4% and its leverage ratio was 9.2%, compared to 10.7%, 12.3 % and 8.7% at December 31, 2009, respectively.  More information concerning our, and Pinnacle National’s, regulatory ratios at December 31, 2010 is included in Note 21 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Payment of Dividends

We are a legal entity separate and distinct from Pinnacle National. Since inception, Pinnacle Financial has not paid dividends to its common shareholders. Over time, the principal source of our cash flow, including cash flow to pay dividends to our holders of trust preferred securities, holders of the Series A preferred stock we issued to the U.S. Treasury in connection with the CPP and any potential dividends we may ultimately pay to common stock shareholders, will be dividends that Pinnacle National pays to us as its sole shareholder. Under Tennessee law, we are not permitted to pay dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and Pinnacle National’s current and prospective capital, liquidity, and other needs.

In addition to the limitations on our ability to pay dividends under Tennessee law, our ability to pay dividends on our common stock is also limited by our participation in the CPP and by certain statutory or regulatory limitations.  Prior to December 12, 2011, unless we have redeemed the Series A preferred stock issued to the U.S. Treasury in the CPP or the U.S. Treasury has transferred the Series A preferred stock to a third party, the consent of the U.S. Treasury must be received before we can declare or pay any dividend or make any distribution on our common stock. Furthermore, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock.  Additionally, we have informally committed to the Federal Reserve Bank of Atlanta, that we will not pay dividends on our preferred stock, including our Series A preferred Stock, trust preferred securities or common stock without the prior consent of the Federal Reserve Bank of Atlanta. Recent supervisory guidance from the Federal Reserve indicates that CPP recipients that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

Statutory and regulatory limitations also apply to Pinnacle National’s payment of dividends to us.  Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus.  During 2010, Pinnacle National did not pay dividends to Pinnacle Financial. Given the losses experienced by Pinnacle National during 2009 and 2010, Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances and such policies also discourage payment of bank dividends if the bank is experiencing losses.  Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which amounted to approximately $64.1 million at December 31, 2010.

The payment of dividends by Pinnacle National and us may also be affected by other factors, such as the requirement to maintain adequate capital above statutorily mandated guidelines, or more restrictive requirements imposed on Pinnacle National or us by our regulators, including the higher levels of Tier 1 leverage capital and total risk-based capital that Pinnacle National has informally agreed with the OCC that it will maintain. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Capital Adequacy” above.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle National are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;

•	A bank’s investment in affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Community Reinvestment

The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle National received a “satisfactory” CRA rating from the OCC on its most recent regulatory examination.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against “money laundering” activities;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

Pinnacle National’s deposit operations are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.

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

In addition, the USA PATRIOT Act authorizes the Secretary of the U.S. Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Pinnacle National currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to residential mortgage loans that is likely to increase our regulatory compliance costs. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of EESA, AARA and the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, will require that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. As a result, we incurred significant losses in 2009 and the first half of 2010 and have continued to experience a reduction in our earnings in the second half of 2010 when compared to our historical level of performance. These challenges resulted primarily from provisions for loan losses related to declining collateral values in our real estate construction and development loan portfolio. Although economic conditions began to stabilize in our markets in the second half of 2010, we believe that we will continue to experience a challenging economic environment in 2011. Accordingly, we expect that our results of operations will continue to be negatively impacted in 2011. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

The percentage of real estate construction and development loans in Pinnacle National’s portfolio was approximately 10.3% of total loans at December 31, 2010, and these loans make up approximately 53.8% of our non-performing loans at December 31, 2010. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

At December 31, 2010, we had significant credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries are experiencing adversity as a result of the recent recession and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with us, or have suffered loan downgrades which has negatively impacted our results of operations. If the economic environment in our market does not improve significantly in 2011 or beyond, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2010, our commercial and industrial loans accounted for almost 31.5% of our total loans up from 30.0% at December 31, 2009. Additionally, 16.6% of our loans are to businesses secured by the real estate they use to support their businesses (i.e. owner/occupied). We expect to seek to expand the amount and percentage of such loans in our portfolio in 2011. During periods of economic weakness like those we are currently experiencing, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our loan, deposit and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Nashville and Knoxville MSAs remained depressed during 2010, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our markets will improve during 2011 or thereafter, and continued weak economic conditions in our markets could cause us to continue to reduce our asset size or constrict our growth, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

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

If loan customers with significant loan balances fail to repay their loans, our earnings and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. We maintain an allowance for loan losses to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower of ours or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

We have increased levels of other real estate owned, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. As levels of other real estate owned increase and also as local real estate values decline, these charges will increase, negatively impacting our results of operations.

Environmental liability associated with commercial lending could result in losses.

In the course of business, Pinnacle National may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or Pinnacle National, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy.  As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations.  Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions.   These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. We cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

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

We, and Pinnacle National, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, and we are required to serve as a source of strength to Pinnacle National. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. We have informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before incurring new debt, repurchasing stock, paying interest on subordinated debt or paying dividends on our common or preferred stock. If we do not obtain such approval, our access to the capital markets or ability to obtain funding could be adversely affected. Additionally, Pinnacle National is now required to maintain its Tier 1 leverage capital ratio at a minimum of 8% and its total risk-based capital ratio at a minimum of 12%. Pinnacle National will be required to obtain regulatory approval in order to pay dividends to us unless the amount of such dividends does not exceed its retained net profits for that year plus the preceding two years. Failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.

Certain of our deposits may be volatile and impact our liquidity.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of Pinnacle National. The availability of these noncore funding sources is subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent core deposits exceed the amount of deposit insurance coverage available.

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

Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of current economic conditions), our net interest margin continues to be negatively impacted. Because of these competitive pressures, we have been unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. As a result, our net interest margin, and consequently our profitability, has been and may continue to be negatively impacted.

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

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2010, our goodwill and other identifiable intangible assets totaled approximately $254.8 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle National to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

We have a significant deferred tax asset and cannot assure you that it will be fully realized.

During 2010, Pinnacle Financial reached a three-year pre-tax cumulative loss position. Under GAAP, a cumulative loss position is considered significant negative evidence which makes it very difficult for Pinnacle Financial to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. We had net deferred tax assets of $22.5 million as of December 31, 2010 and a Federal NOL receivable of $12.9 million. We established a valuation allowance against our federal net deferred tax assets as of December 31, 2010 totaling $22.5 million because we believe that it is not more likely than not that all of these assets will be realized. In determining the amount of the valuation allowance, we considered the reversal of deferred tax liabilities, and the ability to carryback losses to prior years. This process required significant judgment by management about matters that are by nature uncertain. We may need to increase our valuation allowance because of changes in the amounts of deferred tax assets and liabilities, which could have a material adverse effect on our results of operations and financial condition.
An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stocks. As a result, if you acquire our common stock, you could lose some or all of your investment.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in the Nashville and Knoxville MSAs have higher lending limits, more banking offices, and a larger market share of loans or deposits. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

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

For so long as any equity securities that we issued to the U.S. Treasury under the CPP remain outstanding, ARRA severely restricts bonuses, retention awards, severance payments and other incentive compensation payable to our most highly compensated employees including our senior executive officers. It is possible that we may be unable to create a compensation structure that permits us to retain such officers or other key employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. Regulatory approval may be required in order to add or replace certain executive officers. Our key employees are not subject to post-termination non-competition or non-solicitation agreements. Failure to retain our key employees could materially adversely affect our business and results of operations.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our or Pinnacle National’s capital at desired or regulatory-required levels or to replace existing capital such as our preferred stock, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions, which would also dilute shareholder ownership.

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

Pinnacle Financial has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2010, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial’s shares of common stock and preferred stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on its preferred stock, common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock and preferred stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to cease paying dividends on our preferred stock and to defer distributions on our junior subordinated debentures.

Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. The Company operates 34 banking locations throughout our market areas, of which for 10 locations the Company leases the land, the building or both.  The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettsville, Smyrna and Shelbyville.

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

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these claims outstanding at December 31, 2010 will not have a material impact on Pinnacle Financial’s financial statements.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “PNFP” and has traded on that market since July 3, 2006. The following table shows the high and low closing sales price information for Pinnacle Financial’s common stock for each quarter in 2010 and 2009 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2010:
First quarter	$16.88	$13.10
Second quarter	18.93	11.81
Third quarter	14.33	8.51
Fourth quarter	13.74	9.27
2009:
First quarter	$29.90	$13.32
Second quarter	24.01	12.86
Third quarter	17.03	12.15
Fourth quarter	14.47	11.45

As of February 23, 2011, Pinnacle Financial had approximately 3,744 shareholders of record.

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

Pinnacle Financial did not repurchase any shares of its common stock during the quarter ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

	2010	2009	2008	2007(1)	2006(2)
	($ in 000s except per share data)
Statement of Financial Condition Data (as of December 31):
Total assets	$4,909,004	$5,128,811	$4,754,075	$3,794,170	$2,142,187
Loans, net of unearned income	3,212,440	3,563,382	3,354,907	2,749,641	1,497,735
Allowance for loan losses	82,575	91,959	36,484	28,470	16,118
Total securities	1,018,637	937,555	849,781	522,685	346,494
Goodwill, core deposit and other intangible assets	254,795	257,793	261,032	260,900	125,673
Deposits and securities sold under agreements to repurchase	3,979,352	4,099,064	3,717,544	3,081,390	1,763,427
Advances from FHLB and other borrowings	121,393	212,655	273,609	141,666	53,726
Subordinated debt	97,476	97,476	97,476	82,476	51,548
Stockholders’ equity	677,457	701,020	627,298	466,610	256,017

Statement of Operations Data:
Interest income	$203,348	$205,716	$206,082	$150,931	$109,696
Interest expense	58,975	74,925	91,867	75,219	48,743
Net interest income	144,373	130,791	114,215	75,712	60,953
Provision for loan losses	53,695	116,758	11,214	4,720	3,732
Net interest income after provision for loan losses	90,678	14,033	103,001	70,992	57,221
Noninterest income	36,315	39,651	34,718	22,521	15,786
Noninterest expense	146,883	118,577	94,478	60,480	46,624
Income (loss) before income taxes	(19,890)	(64,893)	43,241	33,033	26,383
Income tax expense (benefit)	4,410	(29,393)	12,367	9,992	8,456
Net income (loss)	(24,300)	(35,500)	30,874	23,041	17,927
Preferred dividends and accretion on common stock warrants	6,142	5,930	309	-	-
Net income (loss) available to common stockholders	$(30,442)	$(41,430)	$30,565	$23,041	$17,927

Per Share Data:
Earnings (loss) per share available to common stockholders – basic	$(0.93)	$(1.46)	$1.34	$1.43	$1.28
Weighted average shares outstanding – basic	32,789,871	28,395,618	22,793,699	16,100,076	13,954,077
Earnings (loss) per share available to common stockholders – diluted	$(0.93)	$(1.46)	$1.27	$1.34	$1.18
Weighted average shares outstanding – diluted	32,789,871	28,395,618	24,053,972	17,255,543	15,156,837
Book value per share	$17.22	$18.41	$22.40	$20.96	$16.57
Common shares outstanding at end of period	33,870,380	33,029,719	23,762,124	22,264,817	15,446,074

Performance Ratios and Other Data:
Return on average assets	(0.61%)	(0.82%)	0.74%	0.96%	1.01%
Return on average stockholders’ equity	(4.37%)	(6.10%)	6.13%	8.34%	8.66%
Net interest margin (3)	3.25%	2.93%	3.17%	3.55%	3.90%
Net interest spread (4)	2.99%	2.64%	2.78%	2.88%	3.20%
Noninterest income to average assets	0.72%	0.79%	0.84%	0.94%	0.89%
Noninterest expense to average assets	2.93%	2.34%	2.30%	2.53%	2.61%
Efficiency ratio (5)	81.29%	69.57%	63.43%	61.57%	60.76%
Average loan to average deposit ratio	87.64%	94.51%	97.70%	94.88%	88.73%
Average interest-earning assets to average interest-bearing liabilities	120.27%	117.52%	115.27%	119.46%	122.10%
Average equity to average total assets ratio	13.90%	13.55%	12.15%	11.56%	11.64%

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	102.1%	73.7%	335.95%	144.69%	227.98%
Allowance for loan losses to total loans	2.57%	2.58%	1.09%	1.04%	1.08%
Nonperforming assets to total assets	2.86%	3.01%	0.61%	0.56%	0.37%
Nonperforming assets to total loans and other real estate	4.29%	4.29%	0.86%	0.78%	0.54%
Net loan charge-offs to average loans	1.96%	1.71%	0.11%	0.06%	0.05%

Capital Ratios (Pinnacle Financial):
Leverage (6)	10.7%	10.7%	10.5%	11.6%	9.5%
Tier 1 risk-based capital	13.8%	13.1%	12.1%	9.5%	10.9%
Total risk-based capital	15.4%	14.8%	13.5%	10.4%	11.8%
______________________
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2010 and 2009 and our results of operations for each of the years in the three-year period ended December 31, 2010.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  During 2010, our focus has been to aggressively deal with troubled assets while also striving to improve the core earnings capacity of the firm.  The deterioration in the economy in our principal markets over the past two years, particularly the residential real estate market, has had a material impact on Pinnacle Financial’s financial condition and results of operations in 2010 and 2009 as compared to 2008. Our fully diluted net loss for the year ended December 31, 2010 was $0.93 per common share compared to fully diluted net loss per common share of $1.46 for the year ended December 31, 2009 and fully diluted net income per common share of $1.27 for the year ended December 31, 2008.  At December 31, 2010, net loans totaled $3.212 billion, as compared to $3.563 billion at December 31, 2009, while total deposits increased slightly to $3.833 billion at December 31, 2010 from $3.824 billion at December 31, 2009.

Results of operations.  Our net interest income increased to $144.4 million for 2010 compared to $130.8 million for 2009 and $114.2 million for 2008.   The net interest margin (the ratio of net interest income to average earning assets) for 2010 was 3.25% compared to 2.93% for 2009 and 3.17% for 2008.  Our net interest margin was impacted favorably in 2009 and 2010 by our decreased dependency on wholesale funding.  Growth within our lower cost money market account balances and a decrease within our time deposits also favorably impacted our net interest margin.

Our provision for loan losses was $53.7 million for 2010 compared to $116.8 million in 2009 and $11.2 million in 2008.  Our net charge-offs were $63.1 million during 2010 compared to $61.3 million in 2009 and $3.2 million in 2008.  During 2010, we decreased our allowance for loan losses as a percentage of loans slightly from 2.58% at December 31, 2009 to 2.57% at December 31, 2010 primarily due to the ongoing resolution of non-performing loans and the reduction of our construction and development portfolio during 2010.

Impacting the provision for loan losses in any accounting period are several matters including the change in outstanding loan balances during the period, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in the risk ratings assigned to our loans, results of regulatory examinations, credit quality comparison to peer banks and the industry at large, and, ultimately, the results of our quarterly assessment of the inherent risks of our loan portfolio. The economic downturn and excess supply forced degradation in the local real estate market; that deterioration impacted the amount of charge-offs, impaired loans, risk rating downgrades and our level of assessed risk inherent in the loan portfolio. Our 2009 provisioning expense was also negatively impacted by a single $21.55 million loan to a bank holding company located in Georgia that was charged off in the second quarter of 2009 as a result of its subsidiary bank being placed in receivership by the Office of the Comptroller of the Currency (OCC).

Noninterest income for 2010 compared to 2009 decreased by $3.3 million, or 8.4%, which was primarily attributable to substantially higher gains on the sale of investment securities for the year ended 2009 as compared to 2010.  Noninterest income for 2009 compared to 2008 increased by $4.9 million, or 14.2%, which was primarily attributable to increased production in the mortgage origination, trust and insurance divisions.

Noninterest expense for 2010 compared to 2009 increased by $28.3 million primarily due to increased other real estate owned expenses which increased by $15.0 million over the 2009 levels, and increased salaries and employee benefits expense which increased by $7.9 million.  Noninterest expense for 2009 compared to 2008 increased by $24.1 million, largely due to the $12.9 million increase in other real estate owned expense, a $5.7 million increase in insurance expense (including FDIC assessment fees) and increased salaries and employee benefits.  The number of full-time equivalent employees increased from 719.0 at December 31, 2008 to 777.0 at December 31, 2009.  There were 769.0 full-time equivalent employees at December 31, 2010.

Income tax expense for 2010 was $4.4 million compared to income tax benefit of $29.4 million in 2009 and expense of $12.4 million in 2008.  The effective income tax rate for the year ended December 31, 2010 was approximately 22.2%, compared to an income tax benefit rate of 45.3% for the year ended December 31, 2009.  Our income tax expense rate for 2010 was principally impacted by the recognition of a deferred tax valuation allowance during 2010.  We realized an effective income tax expense rate of 28.6% for the year ended December 31, 2008.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 81.3% in 2010 compared to 69.6% in 2009 and 63.4% in 2008.  Our efficiency ratio was negatively impacted by other real estate owned expenses and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Net loss available to common shareholders for 2010 was $30.4 million compared to $41.4 million in net loss available to common shareholders in 2009, and net income available to common shareholders of $30.6 million in 2008.  Fully-diluted net loss per common share available to common stockholders was $0.93 for 2010 and $1.46 for 2009 compared to fully-diluted net income per common share available to common shareholders of $1.27 for 2008.  Included in net loss available to common shareholders for the year ended December 31, 2010 was approximately $4.8 million and $1.3 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Treasury’s CPP, as compared to $4.8 million and $1.1 million, respectively, for the year ended December 31, 2009 and $264,000 and $45,000, respectively, for the year ended December 31, 2008.

Financial Condition.

Our loan balances decreased by $350.9 million during 2010 compared to an increase of $208.5 million in 2009 and $605.3 million in 2008.  Our loan balances decreased in 2010 due to reduced loan demand and a targeted reduction of loan balances in distressed portfolios.  We reduced our construction and development portfolio by $194 million during 2010.  We continue to focus on the timely resolution of nonperforming assets.  We also continue to seek and fund new credit relationships and to renew existing ones, but the level of overall loan demand has generally been much weaker in 2010, and we believe it will continue to be weak in 2011.  Net loan growth in 2011 will also continue to be impacted by charge-offs, foreclosures, and other problem loan resolutions, but these factors are not expected to continue at the levels we experienced in 2010.

Total deposits grew from $3.824 billion at December 31, 2009 to $3.833 billion at December 31, 2010.  Within our deposits, the ratio of core funding to total deposits increased from 58.7% at December 31, 2009 to 74.3% at December 31, 2010.  The increase in our core funding percentage contributed significantly to our improved cost of funds during 2010. Additionally, we reduced our brokered deposit balance from $331.4 million at December 31, 2009 to $14.2 million at December 31, 2010.  This reduction was largely due to the efforts of our sales force.  We hire experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract new small-and middle-market clients as our economy starts to recover.

Capital and Liquidity.  At December 31, 2010 and 2009, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements.  Additionally, we believe our bank would be considered to be “well-capitalized” pursuant to banking regulations at these dates.  Our bank may require additional capital from us over that which can be earned through operations.   To support the capital needs of Pinnacle National, at December 31, 2010, we had approximately $64.1 million of cash and cash equivalents at the holding company. Additionally, we would continue to use various capital raising techniques in order to support the capital needs of our bank, if necessary.

During the third quarter of 2008, we sold 1.0 million shares of our common stock for $21.5 million.  During the fourth quarter of 2008, we further increased our capital through our participation in the CPP, issuing 95,000 shares of Series A preferred stock for $95 million.  Additionally, we issued warrants to acquire 534,910 shares of our common stock to the U.S. Treasury. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance.  The common stock warrants were assigned a fair value of $6.7 million, as of December 12, 2008.  The resulting $88.3 million was assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million prior to the redemption of the Series A preferred stock. Approximately $2.5 million of the discount recorded on the preferred stock has been accreted as a reduction to net income available to common shareholders through December 31, 2010.  The remaining discount is $4.2 million at December 31, 2010.   This discount will be accreted as a reduction to net income available to common shareholders over the next three years at approximately $1.3 million to $1.4 million per year unless the preferred stock is redeemed earlier at which time the remaining balance will be reflected as a reduction to net income available to common shareholders.

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

Pinnacle National is a national bank chartered under the Federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC.  In January 2010, Pinnacle National informally agreed with the OCC that it would maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%.  At December 31, 2010, Pinnacle National had a 9.19% Tier 1 capital to average assets ratio and a 13.41% total capital to risk-weighted assets ratio.  Information concerning our and Pinnacle National’s regulatory ratios at December 31, 2010 is included in Note 21 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

Allowance for Loan Losses (allowance).  Our management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  Loan losses are charged off when management believes that the full collectability of the loan is unlikely.  A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

Loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount).  The impairment is recognized through the provision for loan losses and is a component of the allowance.  Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement.  The fair value of collateral dependent loans is derived primarily from independent appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date.  The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process.  We undertake this process both to seek to ascertain those loans in the portfolio with credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. We incorporate relevant loan review results in the loan impairment determination.

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments:  commercial, commercial real estate, small business lending, consumer and consumer real estate.  Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.  During 2010, we incorporated the results of our proprietary historical loan loss migration analysis into our determination of the allowance for loan losses.  We believe the increased emphasis on our historical loss experience metrics provides a better estimate of losses inherent in our portfolio.  This refinement of our methodology did not result in a material change in our allowance.

The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on our historical loss experience adjusted for current economic conditions and industry loss factors.  We weighted the allocation methodologies for the commercial and commercial real estate portfolios and determined a weighted average allocation for these portfolios.

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

The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer and consumer real estate loans.  The estimated loan loss allocation rate for each category is based on consideration of our actual loss rates, and industry loss rates.  Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on a loan credit risk rating basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

The assessment also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as imprecision in the overall measurement process, in particular the volatility of the local economies in the markets we serve and imprecision in assigning credit risk ratings.

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

Other Real Estate Owned. Other real estate owned (OREO), consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value based on appraised valued, less selling costs estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers.  Any gains or losses on disposal realized at the time of disposal are reflected in noninterest expense.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last two years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of its increased credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years. Pinnacle Financial did not consider future taxable income in determining the realizability of its deferred tax assets, and as such, has recorded a valuation allowance to reduce our net deferred tax asset to $0.  Although Pinnacle Financial was profitable in both the third and the fourth quarters of 2010, management determined this did not meet the threshold of sustained profitability.  However, if profitability continues to a point that is considered sustainable, some or all of the valuation allowance may be reversed.  The timing of the reversal of the valuation allowance is dependent on an assessment of future events and will be based on the circumstances that exist as of that future date.

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

Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.   The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and a second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value per common share and tangible book value per common share.  At September 30, 2010, the stock price was trading below its book value per common share, which could be an indicator of impairment.  We performed our annual evaluation of whether there were indications of potential goodwill impairment as of September 30, 2010.  We determined that there was no impairment.  At December 31, 2010, our stock price was trading at levels higher than those that were utilized in our impairment testing at September 30, 2010. We determined that there were no other indicators of impairment and concluded that no further assessment of goodwill impairment was required as of December 31, 2010.  Should our stock price decline further below our book value per common share, an impairment charge to goodwill may be required. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

Results of Operations

The following is a summary of our results of operations for 2010, 2009 and 2008 (dollars in thousands except per share data):

	Years ended		2010-2009	Year ended	2009-2008
	December 31,		Percent	December 31,	Percent
	2010	2009	Increase (Decrease)	2008	Increase (Decrease)

Interest income	$203,348	$205,716	(1.2%)	$206,082	(0.2%)
Interest expense	58,975	74,925	(21.3%)	91,867	(18.4%)
Net interest income	144,373	130,791	10.4%	114,215	14.5%
Provision for loan losses	53,695	116,758	(54.0%)	11,214	941.1%
Net interest income after provision for loan losses	90,678	14,033	546.2%	103,001	(86.4%)
Noninterest income	36,315	39,651	(8.4%)	34,718	14.2%
Noninterest expense	146,883	118,577	23.9%	94,478	25.5%
Net income (loss) before income taxes	(19,890)	(64,893)	(69.3%)	43,241	(250.1%)
Income tax expense (benefit)	4,410	(29,393)	(115.0%)	12,367	(337.7%)
Net income (loss)	(24,300)	(35,500)	(31.5%)	30,874	(215.0%)
Preferred dividends and preferred stock discount accretion	6,142	5,930	3.6%	309	1819.1%
Net income (loss) available to common shareholders	$(30,442)	$(41,430)	(26.5%)	$30,565	(235.5%)
Basic net income (loss) per common share available to common stockholders	$(0.93)	$(1.46)	(36.4%)	$1.34	(208.8%)
Diluted net income (loss) per common share available to common stockholders	$(0.93)	$(1.46)	(36.4%)	$1.27	(214.8%)

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2010, we recorded net interest income of $144,373,000, which resulted in a net interest margin of 3.25%.  For the year ended December 31, 2009, we recorded net interest income of $130,791,000, which resulted in a net interest margin of 2.93% for the year.  For the year ended December 31, 2008, we recorded net interest income of $114,215,000, which resulted in a net interest margin of 3.17%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2010 (dollars in thousands):

	2010			2009			2008
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,362,024	$162,902	4.85%	$3,525,033	$162,271	4.61%	$3,028,932	$175,128	5.78%
Securities:
Taxable	780,643	30,306	3.88%	754,623	35,057	4.65%	448,229	23,432	5.23%
Tax-exempt (2)	205,029	7,917	5.09%	165,702	6,541	5.21%	135,011	5,399	5.27%
Federal funds sold and other	188,091	2,224	1.27%	93,212	1,847	2.16%	54,878	2,123	4.13%
Total interest-earning assets	4,535,787	203,348	4.55%	4,538,570	205,716	4.58%	3,667,050	206,082	5.67%
Nonearning assets:
Intangible assets	256,379			259,483			260,294
Other nonearning assets	221,730			213,681			176,546
	$5,013,896			$5,011,734			$4,103,890

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$520,351	3,491	0.67%	$359,774	1,983	0.55%	$368,995	5,191	1.41%
Savings and money market	1,368,659	18,310	1.34%	884,173	11,049	1.25%	705,988	11,954	1.69%
Certificates of deposit	1,419,358	28,056	1.98%	2,022,196	50,097	2.48%	1,620,621	59,853	3.69%
Total deposits	3,308,368	49,857	1.51%	3,266,143	63,129	1.93%	2,695,604	76,998	2.86%
Securities sold under agreements to repurchase	222,179	1,750	0.79%	250,435	1,689	0.67%	196,601	2,667	1.36%
Federal Home Loan Bank advances and other borrowings	143,372	4,044	2.82%	247,992	6,106	2.46%	200,699	6,870	3.42%
Subordinated debt	97,476	3,324	3.41%	97,476	4,001	4.10%	88,223	5,332	6.04%
Total interest-bearing liabilities	3,771,395	58,975	1.56%	3,862.046	74,925	1.94%	3,181,127	91,867	2.89%
Noninterest-bearing deposits	527,673	-	-	463,683	-	-	404,718	-	-
Total deposits and interest- bearing liabilities	4,299,068	58,975	1.37%	4,325,729	74,925	1.73%	3,585,845	91,867	2.56%
Other liabilities	17,842			6,968			19,351
Stockholders' equity	696,986			679,037			498,694
	$5,013,896			$5,011,734			$4,103,890
Net interest income		$144,373			$130,791			$114,215
Net interest spread (3)			2.99%			2.64%			2.78%
Net interest margin (4)			3.25%			2.93%			3.17%
_____________
(1)	Average balances of nonperforming loans are included in average loan balances.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes   the impact of demand deposits. Had the impact of demand deposits been included, the net  interest spread for the year ended December 31, 2010 would have been 3.18% compared to a net interest spread for the years ended December 31, 2009 and 2008 of 2.85% and 3.11%, respectively.

(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

As noted above, the net interest margin for 2010 was 3.25% compared to a net interest margin of 2.93% in 2009.  The improved margin is attributable to the 42 basis point decrease in the average rate paid on deposits in 2010 as compared to 2009.  The loan yield realized increased by 24 basis points in 2010 as compared to 2009.  The increased loan yields were offset by decreases in the yields realized on our securities portfolio.  The net interest margin for 2008 was 3.17%. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Our loan yields increased by 24 basis points between 2010 and 2009 while they decreased by 117 basis points between 2009 and 2008.  A significant amount of our loan portfolio has daily floating rate pricing tied to our prime lending rate or a national interest rate index. Our weighted average prime rate for 2010 and 2009 was 3.25% as compared to 5.09% for 2008.  However, the weighted average rate being assessed on these daily floating rate loans was 4.99% in 2010.  The difference is largely due to our implementing interest rate floors throughout 2009 and 2010, of which $1.298 billion of loans are currently priced at their contractual interest rate floor. Other factors that impact our loan yields in any period are our evaluation of the credit worthiness, collateral and other factors related to the borrower when we agree to make a loan, the term of the loan and the ongoing relationship we have with a particular borrower.

•
Nonperforming loans continued to negatively impact our net interest margin during 2010 due to lost interest on these loans. Average nonperforming loans were $111.7 million in 2010 compared to $117.9 million in 2009 and $25.5 million in 2008. Had nonaccruing loans been on accruing status, interest income would have been higher by approximately $7.6 million, $7.1 million, and $1.6 million for each of the years in the three-year period ended December 31, 2010, respectively. This interest income would have increased our margin by 23 basis points, 20 basis points, and 5 basis points for each of the years in the three-year period ended December 31, 2010, respectively.  We endeavor to identify potential problem loans prior to the progression to nonaccrual status and are taking action to resolve our nonperforming loans to improve loan yield.

•
During 2010, overall deposit rates were 42 basis points less than those rates for the comparable period in 2009. The net decreases were largely impacted by our efforts to increase lower cost core deposits while reducing levels of wholesale funding—which are associated with higher funding costs. Our non-core funding as a percentage of total funding has decreased from 41.3% at December 31, 2009 to 25.7% at December 31, 2010.  Also positively impacting our funding costs are time deposits repricing during 2010 at lower rates than those that were in effect in previous periods.

Rates paid on such products as interest checking, savings and money market accounts and securities sold under agreements to repurchase increased as compared to the same period in the prior year.  Competitive deposit pricing pressures in our market limited our ability to reduce our funding costs more aggressively, and rate increases within transaction and savings classifications negatively impacted our net interest margin.  We routinely monitor the pricing of deposit products by our primary competitors and believe that our markets are very competitive banking markets with several market participants seeking deposit growth.  As a result, competitive limitations on our ability to more significantly lower rates paid on our deposit products had a negative impact on our net interest margin during 2010.

•
During 2010, the average balances of noninterest bearing deposit balances, interest bearing transaction accounts, savings and money market accounts and securities sold under agreements to repurchase amounted to 61.4% of our total funding compared to 45.3% in 2009 and 46.7% in 2008.  These funding sources generally have lower rates than do other funding sources, such as certificates of deposit and other borrowings.  Additionally, noninterest bearing deposits comprised 12.3% of total funding in 2010 as compared to 10.7% in 2009 and 2008.  Maintaining our noninterest bearing deposit balances in relation to total funding is critical to maintaining and growing our net interest margin.

•
The average balance of subordinated debt outstanding was consistent between 2010 and 2009; however, the variable rates tied to the subordinated debt decreased resulting in a 69 basis point decrease in the year over year rate paid.  The interest rate charged on this indebtedness is generally higher than other funding sources and is typically based on a spread plus LIBOR.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We believe that short term rates will remain flat for most of 2011.  It is our current belief that rates may eventually begin to rise by the end of 2011 or first quarter of 2012.  Due primarily to the percentage of variable rate loans with loan floors currently in place, our balance sheet would be considered slightly liability-sensitive should rates increase by a small amount.  Our current loan pricing seeks to increase spreads to loan indices, and if successful, we expect our margins to be better positioned for a rising rate environment. Irrespective of any increase in interest rates generally, we believe our net interest margin should increase in 2011 due to several factors related to pricing adjustments for certain loans and deposits as well as better results from bond yields.  Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of nonperforming assets.

Rate and Volume Analysis. Net interest income increased by $13,582,000 between the years ended December 31, 2009 and 2010 and by $16,576,000 between the years ended December 31, 2008 and 2009.  The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (dollars in thousands):

	2010 Compared to 2009			2009 Compared to 2008
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$8,460	$(7,829)	$631	$(35,439)	$22,582	$(12,857)
Securities:
Taxable	(5,811)	1,060	(4,751)	(2,600)	14,225	11,625
Tax-exempt	(199)	1,575	1,376	(81)	1,222	1,141
Federal funds sold	(830)	1,206	376	(1,081)	806	(275)
Total interest-earning assets	1,620	(3,988)	(2,368)	(39,201)	38,835	(366)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	432	1,076	1,508	(3,173)	(35)	(3,208)
Savings and money market	796	6,465	7,261	(3,106)	2,201	(905)
Certificates of deposit	(10,111)	(11,930)	(22,041)	(19,610)	9,854	(9,756)
Total deposits	(8,883)	(4,389)	(13,272)	(25,889)	12,020	(13,869)
Securities sold under agreements to repurchase	301	(240)	61	(1,357)	379	(978)
Federal Home Loan Bank advances and other borrowings	893	(2,955)	(2,062)	(1,927)	1,163	(764)
Subordinated debt	(673)	(4)	(677)	(1,712)	381	(1,331)
Total interest-bearing liabilities	(8,362)	(7,588)	(15,950)	(30,885)	13,943	(16,942)
Net interest income	$9,982	$3,600	$13,582	$(8,316)	$24,892	$16,576
__________________
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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $53,695,000, $116,758,000, and $11,214,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The impact of the continuing economic distress, elevated net-charge offs and increased non-performing assets were the primary reasons for the provisioning expense in 2010.  Our construction and development loan portfolio has experienced credit deterioration due to depressed real estate sales.  For substantially all construction and development loans, our collateral is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, we have continued to maintain an allowance for loan losses at a rate that is reasonably consistent with the December 31, 2009 allowance for loan losses percentage.  Our provisioning expense for 2010 as compared to 2009 has decreased due to the slowing of non-performing and troubled loan inflows. Also, our 2009 provisioning expense was impacted by the $21.55 million loan to a bank holding company in Georgia that was charged off as a result of its subsidiary bank being placed in receivership by the OCC in the second quarter of 2009 and an overall increase in the allowance for loan losses as a percentage of loans from 1.08% to 2.58%.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses as a percentage of loans to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses decreased nominally from 2.58% at December 31, 2009 to 2.57% at December 31, 2010.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2010.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

The following is the makeup of our noninterest income for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	Years ended		2010-2009	Year ended	2009-2008
	December 31,		Percent	December 31,	Percent
	2010	2009	Increase (Decrease)	2008	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$9,592	$10,200	(5.96%)	$10,735	(4.98%)
Investment services	5,050	4,181	20.78%	4,924	(15.09%)
Insurance sales commissions	3,864	4,026	(4.02%)	3,520	14.38%
Trust fees	2,872	2,591	10.85%	2,178	18.96%
Gains on loan sales, net:
Fees from the origination and sale of mortgage loans, net of sales commissions	4,159	5,198	(19.99%)	3,058	69.98%
Gains (losses) on loans sold, net	(73)	(269)	(72.86%)	986	(127.28%)
Net gain on sale of investment securities	2,624	6,462	(59.39%)	-	100.00%
Net gain on sale of premises and equipment	20	16	(25.00%)	1,030	(98.45%)
Other noninterest income:
ATM and other consumer fees	5,373	4,510	19.14%	4,043	11.55%
Bank-owned life insurance	912	518	76.06%	869	(40.39%)
Other noninterest income	1,922	2,218	(13.38%)	3,375	(34.25%)
Total other noninterest income	8,207	7,246	13.25%	8,287	(12.54%)
Total noninterest income	$36,315	$39,651	(8.42%)	$34,718	14.21%

The decrease in service charges on deposit accounts in 2010 compared to 2009 and 2008 is primarily related to decreased overdraft protection and insufficient fund charges on individual retail consumer accounts.  In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents or opts in to the overdraft service for those types of transactions, commonly referred to as “Reg-E”. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We implemented the provisions of Reg-E in the third quarter of 2010.  Because our customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, we cannot provide any assurance as to the ultimate impact of this rule on the amount of insufficient funds charges reported in future periods.

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At December 31, 2010, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.04 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $933 million at December 31, 2009 and $738 million at December 31, 2008.  Additionally, at December 31, 2010, our trust department was receiving fees on approximately $693 million in assets compared to $635 million at December 31, 2009 and $588 million at December 31, 2008.  In 2010, we earned $3.9 million in insurance commissions compared to $4.0 million in 2009 and $3.5 million in 2008.  Following our merger with Cavalry in March of 2006, we began to offer trust services through Pinnacle National’s trust division and insurance services through Miller and Loughry Insurance Services, Inc.  On July 2, 2008, we acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry) which subsequently merged with Miler & Loughry to form Miller Loughry Beach Insurance Services.

Additionally, fees from the origination and sale of mortgage loans provided for a significant portion of the increase in noninterest income.  These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors, who are generally responsible for the underwriting of these loans.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  Based on current market conditions, we anticipate that such fees will be lower in 2011 than in 2010. The gross fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations.

We also sell certain commercial loan participations to our correspondent banks.  Such sales are primarily related to new lending transactions in excess of internal loan limits or industry concentration limits.  At December 31, 2010 and pursuant to participation agreements with these correspondents, we had participated approximately $55.6 million of originated commercial loans to other banks compared to $84.6 million at December 31, 2009.  The participation agreements have various provisions regarding collateral position, pricing and other matters. Pursuant to FASB ASC 860, in those transactions whereby the correspondent is receiving less interest than the amount owed by the customer, we record a net gain along with a corresponding asset representing the present value of our net retained cash flows, which is amortized over the term of the loan. At each period end, we evaluate the discount rate we are using to measure the present value of these future cash flows and adjust this discount rate to a market based rate.  If a loan is paid prior to maturity, any remaining unamortized balance is charged as a reduction to gains on loan participations sold.  We recorded losses, net of amortization expense related to the aforementioned retained cash flow asset, of $73,000 and $269,000 for the years ended December 31, 2010 and 2009, respectively, and net gains of $276,000 for the year ended December 31, 2008 related to the loan participation transactions.  Additionally, Pinnacle Financial recognized a gain of $695,000 during 2008 related to the sale of impaired loans to a group of outside investors.  We intend to maintain relationships with our correspondents in order to sell participations in future loans to these or other correspondents primarily due to limitations on loans to a single borrower or industry concentrations.  In any event, the timing of participations may cause the level of gains, if any, to vary significantly.

During the years ended December 31, 2010 and 2009, we sold approximately $146.1 million and $346.9 million of our available-for-sale investment securities, respectively, in order to reposition our bond portfolio for asset liability management purposes.  Also, during 2010, we sold approximately $954,000 of municipal securities within our held-to-maturity portfolio as a result of the underlying credit support for these securities being terminated and, after evaluation, we elected not to maintain these securities in our portfolio. As a result of the sale of these securities, we realized net gains of $2.6 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively.  During the second quarter of 2009, we determined that an available-for-sale corporate security was other than temporarily impaired because the credit worthiness of the security had deteriorated.  This security was a bank holding company trust preferred security.  This impairment resulted in a $400,000 charge during 2009, which partially offset the gains on the sale of investment securities.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized in 2010 have increased as compared to 2009 and 2008 due to increased check card usage.  Based on the pending changes under the Dodd-Frank Act, we expect income from check card and interchange fees to materially decline as these policies are implemented by banks and retail merchants.

Additionally, noninterest income from the cash surrender value of bank-owned life insurance was $912,000 during 2010 compared to $518,000 during 2009 and $869,000 during 2008.  The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies are not taxable.

During the second quarter of 2008 and as a result of our merger with Mid-America, we sold two branch buildings for a combined net gain of $1.0 million.  These branch divestures were related to facilities only and did not include any financial assets or deposit accounts.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years ended		2010-2009	Year ended	2009-2008
	December 31,		Percent	December 31,	Percent
	2010	2009	Increase (Decrease)	2008	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$44,994	$38,478	16.93%	$32,391	18.79%
Commissions	2,834	2,479	14.32%	2,695	(8.01%)
Incentives	-	45	(100.00%)	1,706	(97.36%)
Employee benefits and other	16,801	15,708	6.96%	12,604	24.63%
Total salaries and employee benefits	64,629	56,710	13.96%	49,396	14.81%
Equipment and occupancy	21,077	18,056	16.73%	16,601	8.76%
Other real estate expense	29,210	14,257	104.88%	1,403	916.18%
Marketing and business development	3,233	2,534	27.58%	1,916	32.25%
Postage and supplies	2,538	2,929	(13.35%)	2,953	(0.81%)
Amortization of intangibles	2,981	3,185	(6.41%)	3,101	2.71%
Other noninterest expense:
Deposit related expenses	12,507	11,492	8.83%	4,725	143.22%
Lending related expenses	2,175	1,074	102.51%	1,343	(20.03)%
Investment sales expense	316	425	(25.65%)	315	34.92%
Trust expenses	343	305	12.46%	114	167.54%
Administrative and other expenses	7,874	7,610	3.47%	5,495	38.49%
Total other noninterest expense	23,215	20,906	11.04%	11,992	74.33%
Merger related expense	-	-	NA	7,116	(100.00%)
Total noninterest expense	$146,883	$118,577	23.87%	$94,478	25.51%
Expenses have generally increased between the above periods primarily because of increases in other real estate expense associated with deterioration in real estate loans.  In addition, increased expenses reflect the mix of personnel additions occurring throughout each period and the continued development of our branch network.

At December 31, 2010, we employed 769.0 full-time equivalent employees compared to 777.0 at December 31, 2009 and 719.0 at the end of 2008.  Although our overall headcount has decreased in 2010 as compared to 2009, we have increased our levels of special asset, credit administration and other experienced personnel focused on the resolution of problem assets.

Also included in employee benefits and other expense for the years ended December 31, 2010, 2009, and 2008, were approximately, $3,981,000, $3,250,000 and $2,347,000, respectively, of compensation expenses related to stock options and time vested restricted share awards.  Pinnacle Financial did not grant any stock options in 2010 or 2009.  We expect to continue to grant restricted shares to all associates annually.

Due to the losses we incurred during 2010 and 2009 and the continued weakness in our loan portfolio, we did not pay any variable cash incentives based on 2010 and 2009 performance.  Furthermore, so long as the preferred stock we sold to the U.S. Treasury in the CPP is held by the U.S. Treasury, we cannot pay cash incentives to our five most highly compensated employees from the previous fiscal year, and stock incentives to such executives are limited.  Included in the salary and employee benefits amounts for the year ended December 31, 2008 was $1,706,000 related to variable cash awards.    In 2008, the Human Resources and Compensation Committee approved the payment of cash incentive awards under the 2008 plan at a percentage that was generally higher than would have been otherwise payable under the terms of the plans.  For 2008, qualifying associates received approximately 25% of their targeted award.  Also in 2008, certain officers, including five executive officers, who did not receive a cash incentive award for the 2007 fiscal year, received special cash incentive payments following the integration of the Mid-American bank subsidiaries with Pinnacle National.

In connection with our merger with Mid-America, all former associates of Mid-America were granted a retention bonus award provided they worked through a predetermined date.  Also, those associates that continued as Pinnacle Financial associates following the merger were eligible for a retention bonus should they continue their employment through December 31, 2008.  This retention bonus award was paid to the former associates of Mid-America in January 2009 and amounted to approximately $4.7 million.  This award was classified as a merger related expense in 2008.  As a result of these associates receiving a retention bonus award, they did not participate in any of our other cash or equity incentive award plans in 2008.

The incentive plan for 2011 is structured similarly to prior year plans in that the award is based on the achievement of certain performance objectives.  We currently believe we will achieve our performance objectives in 2011 and we therefore expect, our incentive costs will likely increase in 2011 as compared to previous periods.  Because of the relative experience of our associates, our compensation costs are, and we expect will continue to be, higher on a per associate basis than other financial institutions of a similar asset size; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.

Equipment and occupancy expenses in 2010 were $3.0 million greater than in 2009 and in 2009 these expenses were greater by $1.5 million than in 2008.  These increases are primarily attributable to our continued market expansion to Knoxville, Tennessee, and increased presence in the Nashville MSA.  In January 2010, we consolidated our two Brentwood, Tennessee locations into one larger facility and closed the two former offices.  Additionally, we completed our relocation to our new headquarters in downtown Nashville and opened a new office in the 100 Oaks area of Nashville in the second quarter of 2010.  Also contributing to the increase in 2010 expenses as compared to 2009 and 2008 was that Pinnacle opened two new full-service offices in the Fountain City and Farragut areas of Knoxville and one new full service office in the Belle Meade area of Nashville. These actions contributed to the increase in our equipment and occupancy expenses throughout the three-year period. At this time, we believe our retail distribution network is substantially complete in the Nashville MSA.  We expect further expansion into the Knoxville MSA beginning in 2012 but do not anticipate the construction of any new facilities in Knoxville during 2011.

Other real estate expense was $29.2 million for 2010 compared to $14.3 million for 2009 and $1.4 million for 2008.  The increase in other real estate expense is related to the continued decline of local real estate values, particularly with respect to properties acquired from builders and residential land developers as well as our electing to dispose of assets more quickly rather than holding assets for an extended selling period to seek a potentially higher price.  Approximately $25.7 million, $11.9 million, and $850,000 of the other real estate expense incurred during the years ended December 31, 2010, 2009 and 2008, respectively, were realized losses on dispositions and holding losses on valuations of OREO properties.  Other real estate expense will likely remain elevated as we maintain and market for sale various foreclosed properties. Additionally these properties could be subject to further valuation adjustments thus causing potential fluctuations in our quarterly other real estate expense. At December 31, 2010, we had $59.6 million in other real estate owned compared to $29.6 million at December 31, 2009.

Marketing and other business development and postage and supplies expenses are higher in 2010 compared to 2009 and 2008 due to increases in the number of customers and prospective customers, increases in the number of customer contact personnel and the corresponding increases in customer entertainment, and other business development expenses.  Additionally, late in 2009, we entered into a sponsorship with a professional football franchise that has increased our 2010 marketing and other business development expenses as compared to prior periods.

Noninterest expense related to the amortization of intangibles in 2010, 2009, and 2008 was $3.0 million, $3.2 million, and $3.1 million, respectively, related primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  This identified intangible is being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $2.9 million per year for the next seven years with lesser amounts for the remaining amortization period.  Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of this intangible amounted to $115,000, $118,000 and $60,000 during 2010, 2009 and 2008, respectively.

Other noninterest expenses increased 11.0% in 2010 over 2009 and 74.3% in 2009 over 2008.  A substantial portion of this expense is attributable to FDIC deposit insurance assessments and to a lesser extent to insurance expense, lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Additionally, for the year ended December 31, 2008, we incurred $7,116,000 of merger related expenses directly associated with the Mid-America merger.  The merger related expenses consisted of integration costs incurred in connection with the merger, including approximately $4.7 million of retention bonuses for Mid-America associates, $1.0 million in conversion-related incentive payments and other personnel costs, $826,000 in information technology conversion costs and $559,000 in other integration charges.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 81.3% in 2010 compared to 69.6% in 2009 and 63.4% in 2008.  The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue and was substantially impacted by increased other real estate expense in 2010.

Income Taxes. The effective income tax rate for the year ended December 31, 2010 was approximately 22.2%, compared to an income tax benefit rate of 45.3% for the year ended December 31, 2009.  Our income tax expense rate for 2010 was principally impacted by the recognition of a valuation allowance during 2010 as more fully discussed in Note 11 in the “Notes to the Consolidated Financial Statements” and under “Critical Accounting Estimates” above.  We realized an effective income tax expense rate of 28.6% for the year ended December 31, 2008.

Preferred stock dividends and preferred stock discount accretion. Net (loss) income available for common shareholders was reduced (increased) by preferred stock dividends of $4,816,000 in 2010 and 2009 and $264,000 in 2008; accretion on the preferred stock discount of $1,326,000, $1,114,000 and $45,000, for the years ended December 31, 2010, 2009 and 2008, respectively, also impacted net (loss) income available to common shareholders.  On December 12, 2008, we received $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP. The Series A preferred stock we sold the U.S. Treasury pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent thereafter.

Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP.  The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance.  Based on a Black-Scholes options pricing model, the warrants were assigned a fair value of $11.86 per warrant as of December 12, 2008.  The common stock warrants have been assigned a fair value of $6.7 million, as of December 12, 2008 and that amount has been recorded as the discount on the preferred stock which will be accreted as a reduction in net income available to common shareholders over the next four years at approximately $1.3 million to $1.4 million per year.  The resulting $88.3 million was assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million over the next four years, a further increase of capital.

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

Financial Condition

Our consolidated balance sheet at December 31, 2010 reflects a decrease of $350.9 million in outstanding loans to $3.21 billion and an increase in total deposits of $9.5 million to $3.83 billion at December 31, 2010.  Total assets were $4.91 billion at December 31, 2010 as compared to $5.13 billion at December 31, 2009.   The decrease in total loans outstanding is largely the result of low loan demand due to market conditions. However, in 2010, average earning assets remained consistent with 2009 levels.  While the growth in total deposits was minimal, our core funding percentages increased significantly as compared to previous periods.  The allocation of our deposit portfolio reflects an increase in low cost core deposits as compared to higher cost time deposits.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$1,094,615	34.1%	$1,118,068	31.4%	$963,530	28.7%	$710,546	25.9%	$284,302	19.0%
Consumer real estate - Mortgage	705,487	22.0%	756,015	21.2%	675,606	20.1%	539,768	19.6%	299,627	20.0%
Construction and land development	331,261	10.3%	525,271	14.7%	658,799	19.6%	582,959	21.2%	253,097	16.9%
Commercial and industrial	1,012,091	31.5%	1,071,444	30.0%	966,563	28.8%	794,419	28.9%	608,530	40.6%
Consumer and other	68,986	2.1%	92,584	2.7%	90,409	2.8%	121,949	4.4%	52,179	3.5%
Total loans	$3,212,440	100.0%	$3,563,382	100.0%	$3,354,907	100.0%	$2,749,641	100.0%	$1,497,735	100.0%

The primary change within the composition of our loan portfolio at December 31, 2010 as compared to previous periods is the percentage of construction and land development loans in our portfolio.  The decrease in the construction and land development loans is due in part to our decision to reduce our exposure to this particular segment.  Our continued reduction of these type loans will likely restrain our loan growth in the future in comparison to historical periods.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  We continue to consider commercial real estate mortgage products to be desirable.  At December 31, 2010, approximately 48.6% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties.

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

Underwriting standards are designed to promote relationship banking rather than transactional banking. Our management examines current and projected cash flows to determine the expected ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio generally are diverse in terms of type and industry. This diversity helps reduce our exposure to adverse economic events that affect any single industry or type of real estate product. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. As a general rule, we avoid financing single-purpose projects unless other underwriting factors are present to help mitigate risk. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve.

With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have had an existing relationship with us and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. We continue to pursue sound commercial construction and development projects.

We also originate consumer loans, including consumer real-estate loans, where we typically use a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, seeks to minimize risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements.

We also maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

The following table classifies our fixed and variable rate loans at December 31, 2010 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2010
	Fixed	Variable		At December 31,	At December 31,
	Rates	Rates	Totals	2010	2009
Based on contractual maturity:
Due within one year	$213,763	$800,872	$1,014,635	31.6%	35.7%
Due in one year to five years	768,521	744,990	1,513,511	47.1%	43.7%
Due after five years	85,429	598,865	684,294	21.3%	20.6%
Totals	$1,067,713	$2,144,727	$3,212,440	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate(*)	$-	$1,175,889	$1,175,889	36.6%	38.9%
Due within one year	213,763	758,320	972,083	30.3%	28.8%
Due in one year to five years	768,521	205,720	974,241	30.3%	28.8%
Due after five years	85,429	4,798	90,227	2.8%	3.5%
Totals	$1,067,713	$2,144,727	$3,212,440	100.0%	100.0%
____________________________
The above information does not consider the impact of scheduled principal payments.
(*)Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $1.298 billion of loans which are currently priced at their contractual floors with a weighted average rate of 4.99%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Performing Loans in Past Due Status.  The following table is a summary of our performing loans that were past due at least 30 days but less than 90 and greater than 90 days past due as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	December 31,	December 31,
Performing loans past due 30 to 90 days:	2010	2009
Commercial real estate – mortgage	$1,964	$3,790
Consumer real estate – mortgage	3,544	5,442
Construction and land development	2,157	2,936
Commercial and industrial	1,636	3,595
Consumer and other	152	506
Total performing loans past due 30 to 90 days	$9,453	$16,269

Performing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	-	-
Construction and land development	38	76
Commercial and industrial	100	100
Consumer and other	-	5
Total performing loans past due 90 days or more	$138	$181

Ratios:
Performing loans past due 30 to 90 days as a percentage of total loans	0.29%	0.45%
Performing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total performing loans in past due status as a percentage of total loans	0.30%	0.46%

Potential Problem Loans.  Potential problem loans, which are not included in nonperforming loans, amounted to approximately $223.1 million, or 7.0% of total loans outstanding at December 31, 2010, compared to $257.0 million, or 7.2% of total loans outstanding at December 31, 2009.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard or worse, excluding the impact of nonperforming loans.  Approximately $5.9 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2010.  There were approximately $38,000 of potential problem loans that were past due greater than 90 days as of December 31, 2010.  Additional information on various clarifications by loan type is set forth in Note 6 of the “Notes to the Consolidated Financial Statements.”

Non-Performing Assets.  At December 31, 2010, we had $140.5 million in nonperforming assets compared to $154.3 million at December 31, 2009.  Included in nonperforming assets were $80.9 million in nonperforming loans and $59.6 million in other real estate owned at December 31, 2010 and $124.7 million and $29.6 million, respectively at December 31, 2009.   At December 31, 2010, there were $20.5 million of accruing restructured loans compared to $27.0 million accruing restructured loans at December 31, 2009.  Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in Pinnacle Financial’s market areas.

The following table is a summary of our nonperforming assets at December 31, 2010 and 2009, respectively (dollars in thousands):

	At December 31, 2009	Increases (3)	Decreases (4)	At December 31, 2010
Nonperforming loans (1):
Commercial real estate – mortgage	$22,240	$26,988	$36,686	$12,542
Consumer real estate – mortgage	12,721	27,889	31,575	9,035
Construction and land development	72,528	76,109	105,123	43,514
Commercial and industrial	16,230	34,944	36,434	14,740
Consumer and other	990	963	921	1,032
Total nonperforming loans (2)	124,709	166,893	210,739	80,863
Other real estate owned	29,603	94,325	64,320	59,608
Total nonperforming assets	154,312	261,218	275,059	140,471
Restructured accruing loans:
Commercial real estate – mortgage	14,229	10,023	8,123	16,129
Consumer real estate – mortgage	749	561	749	561
Construction and land development	-	223	223	-
Commercial and industrial	12,000	3,960	12,182	3,778
Consumer and other	-	-	-	-
Total restructured accruing loans	26,978	14,767	21,277	20,468
Total nonperforming assets and restructured accruing loans	$181,290	$275,985	$296,336	$160,939

Ratios:
Nonperforming loans to total loans	3.50%			2.52%
Nonperforming assets to total loans plus other real estate owned	4.29%			4.29%
Nonperforming loans plus restructured accruing loans to total loans and other real estate owned	4.22%			3.10%
______________________
(1)
Nonperforming loans exclude loans that have been restructured and remain on accruing status.  These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)	Approximately $33.2 million of nonperforming loans included above are currently performing pursuant to their contractual terms.
(3)
Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the year ended December 31, 2010.  Increases in other real estate owned represent the value of properties that have been foreclosed upon during 2010.  Increases in restructured accruing loans are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the year ended December 31, 2010.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)
Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the year ended December 31, 2010.  Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.  Decreases in restructured accruing loans are those loans which were previously restructured in a prior calendar year whereby the borrower has satisfactorily performed in accordance with the restructured terms.

We have enhanced our credit administration resources dedicated to the residential construction and residential development portfolios by assigning senior executives and bankers to these portfolios.  These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on underperforming assets.  Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term.  We reappraise real-estate related nonperforming assets to ascertain appropriate valuations, and we continue to systematically review these valuations as new data is received. Our policy is to maintain current appraisals with a maximum age of 9 months.

All nonaccruing loans are reviewed by and, in many cases, reassigned to a special assets officer that was not the individual responsible for originating the loan.  If the loan is reassigned, the special assets officer is responsible for developing an action plan designed to minimize any future losses that may accrue to us.  Typically, these special assets officers review our loan files, interview past loan officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel.  The special assets officer then recommends an action plan to a committee of directors and/or senior associates including lenders and workout specialists, which could include foreclosure, restructuring the loan, issuing demand letters or other actions.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur.  Restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances.  Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.  At December 31, 2010, there were $20.5 million of accruing restructured loans compared to $27.0 million accruing restructured loans at December 31, 2009.

At December 31, 2010, we owned $59.6 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $29.6 million at December 31, 2009; all of this real estate is located within our principal markets.  We categorize other real estate owned into four types: new home construction, developed lots, undeveloped land, and other.  Included in the “other” category are primarily condos, office buildings and existing homes.  The following table shows the amounts of our other real estate owned (dollars in thousands) in such categories:

	December 31,
	2010	2009
New home construction	$10,370	$2,829
Developed lots	14,037	656
Undeveloped land	18,675	22,317
Other	16,526	3,801
	$59,608	$29,603

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2010 and the comparative balances for 2009 (dollars in thousands):

	At December 31, 2010
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2009

Lessors of nonresidential buildings	$461,547	40,721	502,268	$497,534
Land subdividers	124,556	19,994	144,550	218,634
Lessors of residential buildings	120,177	12,491	132,668	159,292

The decrease in our credit exposure to land subdividers is primarily due to our focused reduction of the construction and land development portfolio, in which the majority of these loans were included.

We also acquire certain loans from other banks.  At December 31, 2010, we had acquired approximately $125.7 million of commercial loans which were originated by other banks.  Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2010 and December 31, 2009, our allowance for loan losses was $82.6 million and $92.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The decrease in the allowance for loan losses in 2010 as compared to 2009 is primarily the result of the decrease in the size of the loan portfolio.  Our allowance for loan loss as a percentage of total loans has decreased from 2.58% at December 31, 2009 to 2.57% at December 31, 2010. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (dollars in thousands):

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$19,252	34.1%	$22,505	31.4%	$11,523	28.7%	$8,068	25.9%	$4,550	19.0%
Consumer real estate - Mortgage	9,898	22.0%	10,725	21.2%	5,149	20.1%	1,890	19.6%	913	20.0%
Construction and land development	19,122	10.3%	23,027	14.7%	7,899	19.6%	4,897	21.2%	2,869	16.9%
Commercial and industrial	21,426	31.5%	26,332	30.0%	9,966	28.8%	11,660	28.9%	6,517	40.6%
Consumer and other	1,874	2.1%	2,456	2.7%	1,372	2.8%	1,400	4.4%	870	3.5%
Unallocated	11,003	NA	6,914	NA	575	NA	555	NA	399	NA
Total allowance for loan losses	$82,575	100.0%	$91,959	100.0%	$36,484	100.0%	$28,470	100.0%	$16,118	100.0%

As the table reflects, our allowance for loan losses has decreased in each category except for the unallocated component which has increased as compared to previous periods due to the continued uncertainty in the economy.  The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified.  The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. During 2010, we incorporated the results of our historical loan loss migration analysis into our determination of the allowance for loan losses.  We believe the increased emphasis on our historical loss experience metrics provides a better estimate of losses inherent in our portfolio.  This refinement of our methodology did not result in a material change in our allowance, although the amount allocated to each category was redistributed.  During 2009, the allowance allocated to all loan categories increased compared to 2008 primarily due to an increase in historical loss allocation factors as well as increased weakness in the various environmental factors used to assess inherent risk in our loan portfolio. Additionally, increased specific loss allocations for individual impaired loans in the various loan categories contributed to the increased reserve allocations.  Specific valuation allowances related to all impaired loans were approximately $8.9 million at December 31, 2010 compared to $19.3 million at December 31, 2009.  The decrease in the specific allocation for impaired assets between 2010 and 2009 was due to many factors, including a more critical review of secondary sources of repayment for certain collateral based real estate loans.  In prior periods, the difference between the fair value of the property less costs to sell and the carrying amount may have been reflected as a specific allocation in our allowance. At December 31, 2010, no such specific allocation is included in our allowance for these particular impaired loans and the amount previously specifically allocated was charged off and contributed to increased charge-offs for these real estate related loans during 2010.  Approximately 47% of the 2010 specific allocations were to commercial and industrial loans and 47% were to construction and land development loans.  Additional information on the breakdown of the allowance between performance and impaired loans in various loan categories is provided in Note 6 to the “Notes to the Consolidated Financial Statements.”

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2010 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	For the year ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$91,959	$36,484	$28,470	$16,118	$7,858
Provision for loan losses	53,695	116,758	11,214	4,720	3,732
Allowance from acquisitions	-	-	-	8,695	5,102
Charged-off loans:
Commercial real estate - Mortgage	(9,041)	(986)	(62)	(22)	-
Consumer real estate - Mortgage	(6,769)	(4,881)	(1,144)	(364)	(46)
Construction and land development	(27,526)	(23,952)	(2,172)	(271)	-
Commercial and industrial (*)	(23,555)	(31,134)	(773)	(326)	(436)
Consumer and other	(652)	(1,646)	(982)	(359)	(336)
Total charged-off loans	(67,543)	(62,599)	(5,133)	(1,342)	(818)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	343	-	731	-	-
Consumer real estate - Mortgage	377	622	3	125	-
Construction and land development	2,618	139	55	1	-
Commercial and industrial	874	258	844	51	166
Consumer and other loans	252	297	300	102	78
Total recoveries of previously charged-off loans	4,464	1,316	1,933	279	244
Net charge-offs	(63,079)	(61,283)	(3,200)	(1,063)	(574)
Balance at end of period	$82,575	$91,959	$36,484	$28,470	$16,118

Ratio of allowance for loan losses to total loans outstanding at end of period	2.57%	2.58%	1.09%	1.04%	1.08%
Ratio of net charge-offs to average loans outstanding for the period	1.96%	1.71%	0.11%	0.06%	0.05%

(*) Included in commercial and industrial charged off loans in 2009 was a single $21.5 million loan to a bank holding company located in Georgia.

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle National’s regulators, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $1.0 billion and $937.6 million at December 31, 2010 and 2009, respectively.  Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.  A summary of certain aspects of our investment portfolio at December 31, 2010 follows:

December 31, 2010
Weighted average life	4.09 years
Weighted average coupon	4.36%
Tax equivalent yield	3.75%

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.  Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty.  Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2010 and 2009 (dollars in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2010:
Securities available-for-sale:
Due in one year or less	$-	-%	$253	1.7%	$2,664	4.0%	$153	5.6%	$3,070	3.4%
Due in one year to five years	-	-%	25,279	2.4%	28,467	3.8%	2,187	4.9%	55,933	3.2%
Due in five years to ten years	-	-%	46,581	3.1%	66,676	4.4%	8,819	5.3%	122,076	4.0%
Due after ten years	-	-%	18,302	3.5%	113,674	4.2%	-	-%	131,976	4.2%
	$-	-%	$90,415	3.0%	$211,481	4.2%	$11,159	5.2%	313,055	3.9%
Mortgage-backed securities									701,262	4.6%
Total available-for-sale securities									$1,014,317	4.4%

Securities held-to-maturity:
Due in one year or less	$-	-%	$-	-%	$1,839	3.4%	$-	-%	$1,839	3.4%
Due in one year to five years	-	-%	-	-%	2,481	3.5%	-	-%	2,481	3.5%
Due in five years to ten years	-	-%	-	-%	-	-%	-	-%	-	-%
Due after ten years	-	-%	-	-%	-	-%	-	-%	-	-%
	$-	-%	$-	-%	$4, 320	3.5%	$-	-%	4,320	3.5%
Mortgage-backed securities									-	-%
Total held-for-sale securities									$4,320	3.5%

At December 31, 2009:
Securities available-for-sale:
Due in one year or less	$-	-%	$765	2.5%	$588	3.7%	$-	-%	$1,353	3.0%
Due in one year to five years	-	-%	2,560	1.7%	20,943	3.7%	1,773	3.4%	25,276	3.4%
Due in five years to ten years	-	-%	68,654	3.7%	50,853	3.9%	8,824	5.0%	128,331	3.9%
Due after ten years	-	-%	123,449	5.0%	134,911	4.3%	-	-%	258,360	4.6%
	$-	-%	$195,428	4.5%	$207,295	4.1%	$10,597	4.7%	413,320	4.3%
Mortgage-backed securities									517,692	4.7%
Total available-for-sale securities									$931,012	4.5%

Securities held-to-maturity:
Due in one year or less	$-	-%	$-	-%	$765	3.1%	$-	-%	$765	3.1%
Due in one year to five years	-	-%	-	-%	5,117	3.4%	-	-%	5,117	3.4%
Due in five years to ten years	-	-%	-	-%	660	3.8%	-	-%	660	3.8%
Due after ten years	-	-%	-	-%	-	-%	-	-%	-	0.0%
	$-	-%	$-	-%	$6,542	3.4%	$-	-%	6,542	3.4%
Mortgage-backed securities									-	-%
Total held-for-sale securities									$6,542	3.4%
________________________
We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $3.83 billion of deposits at December 31, 2010 compared to $3.82 billion at December 31, 2009.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $146.3 million at December 31, 2010 and $275.5 million at December 31, 2009.  Additionally, at December 31, 2010, we had borrowed $121.4 million in advances from the Federal Home Loan Bank of Cincinnati compared to $212.7 million at December 31, 2009.

Generally, we have classified our funding as core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater.  All other funding is deemed to be non-core.  Non-core is further segmented between relationship based non-core funding and wholesale funding.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010	Percent	December 31, 2009	Percent
Core funding:
Noninterest-bearing deposit accounts	$586,517	14.0%	$498,087	11.3%
Interest-bearing demand accounts	573,670	13.7%	483,274	11.0%
Savings and money market accounts	1,596,306	38.0%	1,198,012	27.2%
Time deposit accounts less than $100,000	361,476	8.6%	407,312	9.2%
Total core funding	3,117,969	74.3%	2,586,685	58.7%
Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	188,510	4.5%	228,941	5.2%
Other time deposits	512,349	12.2%	636,521	14.4%
Securities sold under agreements to repurchase	146,294	3.5%	275,465	6.3%
Total relationship based non-core funding	847,153	20.2%	1,140,927	25.9%
Wholesale funding:
Time deposit accounts greater than $100,000
Public funds	-	0.0%	40,005	0.9%
Brokered deposits	14,229	0.3%	331,447	7.5%
Federal Home Loan Bank advances	121,393	2.9%	212,655	4.8%
Subordinated debt – Pinnacle National	15,000	0.4%	15,000	0.3%
Subordinated debt – Pinnacle Financial	82,476	1.9%	82,476	1.9%
Total wholesale funding	233,098	5.5%	681,583	15.4%
Total non-core funding	1,080,251	25.7%	1,822,510	41.3%
Totals	$4,198,220	100.0%	$4,409,195	100.0%

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At December 31, 2010, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 58.7% at December 31, 2009 to 74.3% at December 31, 2010.  The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in time deposits greater than $100,000 increments.  The Dodd-Frank Act permanently increases deposit insurance coverage from $100,000 to $250,000, and we expect this will cause us to change our deposit categories to reflect the new deposit limit including our core deposit definition.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of December 31, 2010 amounted to $1.08 billion.  The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$89,885	2.02%
Over three but less than six months	84,375	1.76%
Over six but less than twelve months	113,399	1.82%
Over twelve months	73,817	2.42%
	361,476	1.98%
Denomination $100,000 and greater
Three months or less	308,799	1.40%
Over three but less than six months	164,574	2.04%
Over six but less than twelve months	157,397	2.14%
Over twelve months	84,318	2.66%
	715,088	1.86%
Totals	$1,076,564	1.90%

Subordinated debt.  On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (Trust I; Trust II; Trust III, Trust IV or collectively, the Trusts).  All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000; and $928,000, respectively.  The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (Trust Preferred Securities) in the aggregate amount of $10,000,000 for Trust I;  $20,000,000 for Trust II; $20,000,000 for Trust III; and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At December 31, 2010, our $2,476,000 investment in the Trusts is included in other investments  in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.10% at December 31, 2010) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.70% at December 31, 2010) which is set each quarter and matures on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.95% at December 31, 2010) which is set each quarter and mature on September 30, 2036.   The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.15% at December 31, 2010) which is set each quarter and matures on September 30, 2037.

Distributions are payable quarterly.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making these quarterly payments. To date all subordinated debt payments were approved by the Federal Reserve Bank including the payments due for the first quarter of 2011. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  We guarantee the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.  Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

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

Subject to approval by the Federal Reserve Bank of Atlanta (Federal Reserve Bank) and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations; however, under the Dodd-Frank Act, any additional issuances of trust preferred securities would not be eligible for Tier 1 Capital treatment.  Debt issuance costs associated with Trust I of $45,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over ten years using the straight-line method.  There were no debt issuance costs associated with Trust II, Trust III or Trust IV.

On August 5, 2008, Pinnacle National entered into a $15 million subordinated term loan with a regional bank.  The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at December 31, 2010, $12 million qualified as Tier 2 Capital for regulatory capital. The portion that qualifies as Tier 2 capital decreases by $3 million at August 2011 and at each subsequent anniversary.

Capital Resources. At December 31, 2010 and 2009, our stockholders’ equity amounted to $677.5 million and $701.0 million, respectively.  Substantially all of the decrease in stockholders’ equity resulted from our net loss in 2010.

On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP.  Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP.  The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $6,142,000 and $5,930,000 during the years ended December 31, 2010 and 2009, respectively.  Proceeds from this sale of preferred stock were contributed to Pinnacle National for general corporate purposes, including its lending activities.

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

In the first quarter of 2010, Pinnacle National informally agreed with the OCC that it would maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At December 31, 2010, Pinnacle National’s Tier 1 risk-based capital ratio was 11.8%, the total risk-based capital ratio was 13.4% and the leverage ratio was 9.2%, compared to 10.7%, 12.3% and 8.7% at December 31, 2009, respectively.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. However, given the losses experienced by Pinnacle National during 2009 and 2010, Pinnacle National may not, without the prior approval of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses.  Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which totaled approximately $64.1 million as of December 31, 2010.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank before making such dividend payments.  To date all dividend payments were approved by the Federal Reserve Bank including the payments due for the first quarter of 2011.

Pinnacle Financial has not paid any common stock dividends to date, nor does it anticipate paying dividends to its common shareholders for the foreseeable future.  Future dividend policy will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors.

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

At December 31, 2010, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 bps increment level is primarily attributable to the fact that our loan floors will prevent any rise in yields on our loan portfolio from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 200 to 250 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level.  Absent any other asset liability strategies an interest rate increase of a 200 to 250 basis point level could result in slightly increased margins.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  We enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2010 and 2009, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”).  As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $406,000 and $518,000 at December 31, 2010 and 2009, respectfully.  At December 31, 2010, Pinnacle National had received advances from the FHLB totaling $120.99 million at the following rates and maturities (dollars in thousands):

	Scheduled Maturities	Weighted Average Interest Rates

2011	$10,000	1.90%
2012	25,000	3.36%
2013	20,000	2.67%
2014	5,000	0.38%
2015	25,000	2.46%
Thereafter	35,987	2.81%
	$120,987
Weighted average interest rate		2.72%

Pinnacle National also has accommodations of $100 million with upstream correspondent banks for unsecured short-term advances.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  Although there were no amounts outstanding at December 31, 2010, for the year ended December 31, 2010, we averaged borrowings from correspondent banks of $260,000 under such agreements.  Additionally, Pinnacle National has approximately $820 million in accommodations available through the Federal Reserve Bank discount window.

At December 31, 2010, brokered certificates of deposit approximated $14.2 million which represented 0.3% of total fundings compared to $331.4 million and 7.5% at December 31, 2009.  We issue these brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2010.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2010 is as follows (dollars in thousands):

	At December 31,
	2010	2009	2008
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$146,294	$275,465	$184,298
Federal funds purchased	-	-	71,643
Holding Company line of credit	-	-	18,000
Federal Home Loan Bank short-term advances	10,000	91,072	15,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.75%	0.71%	0.38%
Federal funds purchased	-	-	0.68%
Holding Company line of credit	-	-	1.71%
Federal Home Loan Bank short-term advances	1.90%	2.41%	5.01%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$284,323	$321,508	$256,472
Federal funds purchased	-	38,255	81,545
Holding Company line of credit	-	18,000	18,000
Federal Home Loan Bank short-term advances	75,980	116,436	55,000

Average balances for the year:
Securities sold under agreements to repurchase	$222,179	$250,435	$196,601
Federal funds purchased	260	13,422	25,835
Holding Company line of credit	-	8,877	13,525
Federal Home Loan Bank short-term advances	30,288	76,662	42,083

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.79%	0.67%	1.36%
Federal funds purchased	1.04%	0.49%	2.47%
Holding Company line of credit	-	2.26%	4.19%
Federal Home Loan Bank short-term advances	2.66%	2.20%	4.23%

At December 31, 2010, we had no significant commitments for capital expenditures.  At this time, we believe our retail distribution network is substantially complete in the Nashville MSA.  We expect further expansion into the Knoxville MSA beginning in 2012 but do not anticipate the construction of any new facilities in Knoxville during 2011. As a result, we anticipate that we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease facilities in the Knoxville MSA.

The following table presents additional information about our contractual obligations as of December 31, 2010, which by their terms have contractual maturity and termination dates subsequent to December 31, 2010 (dollars in thousands):

	At December 31, 2010
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit	$918,429	148,863	9,260	12	$1,076,564
Securities sold under agreements to repurchase	146,294	-	-	-	146,294
Federal Home Loan Bank advances	10,000	45,000	30,000	35,987	120,987
Subordinated debt	-	-	-	97,476	97,476
Minimum operating lease commitments	3,771	7,464	7,044	36,570	54,849
Totals	$1,078,494	201,327	46,304	170,045	$1,496,170

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At December 31, 2010, we had outstanding standby letters of credit of $75.2 million and unfunded loan commitments outstanding of $848.0 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  The following table presents additional information about our unfunded commitments as of December 31, 2010, which by their terms, have contractual maturity dates subsequent to December 31, 2010 (dollars in thousands):

	At December 31, 2010
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$492,486	99,843	110,488	145,206	$848,023
Letters of credit	71,082	4,090	-	-	75,172
Totals	$563,568	103,933	110,488	145,206	$923,195

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

Recently Adopted Accounting Pronouncements

In 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses which are effective for periods beginning after December 15, 2010.  Comparative disclosures are required only for periods ending subsequent to initial adoption. Pinnacle Financial adopted the provisions of ASU 2010-20 and has provided the required disclosures in the consolidated financial statements provided herein.  The disclosures about the modifications have been deferred to align with the proposed ASU, Receivables: Clarifications to Accounting for Troubled Debt Restructuring by Creditors, which has not yet been issued.

In 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require re-evaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. The adoption of this standard did not impact the operating results of Pinnacle Financial.

In 2010, the FASB issued ASU No. 2010-09, Subsequent Events.  This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

In 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. This guidance related to transfers between Level 1 and Level 2 fair-value measurements was effective for interim and annual reporting periods beginning after December 15, 2009.  The guidance related to Level 3 fair-value measurements is effective for periods beginning after December 15, 2010. The adoption of the Level 1 and Level 2 guidance did not have a material effect on the financial statements.  Pinnacle Financial does not expect the adoption of the Level 3 guidance to have a material effect on its consolidated financial statements.

In 2009, the FASB issued ASU 2009-17, Consolidations which amended guidance on accounting for variable interest entities (VIEs).  This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE.  The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also who has the obligation to absorb losses or rights to receive benefits from the VIE.  It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities.  The new guidance was adopted by Pinnacle Financial on January 1, 2010.  The new guidance did not have a material effect on its financial position or results of operations.

In 2009, the FASB issued ASU 2009-16, Transfers and Servicing amended previous guidance on accounting for transfers of financial assets.  The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered.  Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements.  The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure.  Pinnacle Financial adopted this new guidance on January 1, 2010.   Adoption of this new guidance did not have a significant impact on its financial condition or results of operations, given Pinnacle Financial’s limited involvement in financial asset transfer activities.

Recent Accounting Pronouncements

Other than those pronouncements issued and adopted during 2010 as discussed above, there were no other recently issued accounting pronouncements that are expected to impact Pinnacle Financial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 28 through 56 and is incorporated herein by reference.

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

Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Pinnacle Financial Partners, Inc.’s independent registered public accounting firm has issued an audit report on Pinnacle Financial Partners Inc.’s internal control over financial reporting.  This report appears on page 60 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pinnacle Financial Partners, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Nashville, Tennessee
February 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pinnacle Financial Partners, Inc.:

We have audited Pinnacle Financial Partners, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Nashville, Tennessee
February 23, 2011

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009

Cash and noninterest-bearing due from banks	$40,154,247	$55,651,737
Interest-bearing due from banks	140,647,481	19,338,499
Federal funds sold and other	7,284,685	41,611,838
Short-term discount notes	499,768	50,000,000
Cash and cash equivalents	188,586,181	166,602,074

Securities available-for-sale, at fair value	1,014,316,831	931,012,091
Securities held-to-maturity (fair value of $4,411,856 and $6,737,336 at December 31, 2010 and December 31, 2009, respectively)	4,320,486	6,542,496
Mortgage loans held-for-sale	16,206,034	12,440,984

Loans	3,212,440,190	3,563,381,741
Less allowance for loan losses	(82,575,235)	(91,958,789)
Loans, net	3,129,864,955	3,471,422,952

Premises and equipment, net	82,374,228	80,650,936
Other investments	42,282,255	40,138,660
Accrued interest receivable	16,364,573	19,083,468
Goodwill	244,090,311	244,107,086
Core deposits and other intangible assets	10,705,105	13,686,091
Other real estate owned	59,608,224	29,603,439
Other assets	100,284,697	113,520,727
Total assets	$4,909,003,880	$5,128,811,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$586,516,637	$498,087,015
Interest-bearing	573,670,188	483,273,551
Savings and money market accounts	1,596,306,386	1,198,012,445
Time	1,076,564,179	1,644,226,290
Total deposits	3,833,057,390	3,823,599,301
Securities sold under agreements to repurchase	146,294,379	275,465,096
Federal Home Loan Bank advances	121,393,026	212,654,782
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	5,197,925	6,555,801
Other liabilities	28,127,875	12,039,843
Total liabilities	4,231,546,595	4,427,790,823
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	90,788,682	89,462,633
Common stock, par value $1.00; 90,000,000 shares authorized; 33,870,380 issued and outstanding at December 31, 2010 and 33,029,719 issued and outstanding at December 31, 2009	33,870,380	33,029,719
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	530,829,019	524,366,603
Retained earnings	12,996,202	43,372,743
Accumulated other comprehensive income, net of taxes	5,624,600	7,440,081
Total stockholders’ equity	677,457,285	701,020,181
Total liabilities and stockholders’ equity	$4,909,003,880	$5,128,811,004

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009	2008
Interest income:
Loans, including fees	$162,901,763	$162,271,036	$175,128,097
Securities:
Taxable	30,306,189	35,056,848	23,431,746
Tax-exempt	7,916,596	6,540,653	5,399,312
Federal funds sold and other	2,223,816	1,847,661	2,122,343
Total interest income	203,348,364	205,716,198	206,081,498

Interest expense:
Deposits	49,856,815	63,128,940	76,998,042
Securities sold under agreements to repurchase	1,749,905	1,689,073	2,666,760
Federal Home Loan Bank advances and other borrowings	7,368,258	10,106,922	12,201,797
Total interest expense	58,974,978	74,924,935	91,866,599
Net interest income	144,373,386	130,791,263	114,214,899
Provision for loan losses	53,695,454	116,758,231	11,213,543
Net interest income after provision for loan losses	90,677,932	14,033,032	103,001,356

Noninterest income:
Service charges on deposit accounts	9,591,543	10,199,838	10,735,080
Investment services	5,050,105	4,181,101	4,923,840
Insurance sales commissions	3,864,340	4,025,839	3,520,205
Trust fees	2,872,490	2,590,997	2,178,112
Gains on loans sold, net	4,085,657	4,928,542	4,044,441
Net gain on sale of investment securities	2,623,674	6,462,241	-
Net gain on sale of premises and equipment	20,702	15,970	1,030,231
Other noninterest income	8,206,535	7,247,098	8,286,458
Total noninterest income	36,315,046	39,651,626	34,718,367

Noninterest expense:
Salaries and employee benefits	64,628,991	56,709,814	49,396,022
Equipment and occupancy	21,077,223	18,056,080	16,600,272
Other real estate expense	29,210,197	14,257,005	1,403,022
Marketing and other business development	3,233,224	2,533,953	1,915,747
Postage and supplies	2,538,021	2,929,447	2,953,013
Amortization of intangibles	2,980,986	3,185,111	3,100,599
Merger related expense	-	-	7,116,770
Other noninterest expense	23,214,670	20,906,040	11,993,345
Total noninterest expense	146,883,312	118,577,450	94,478,790
Income (loss) before income taxes	(19,890,334)	(64,892,792)	43,240,933
Income tax expense (benefit)	4,410,158	(29,392,825)	12,367,015
Net income (loss)	(24,300,492)	(35,499,967)	30,873,918
Preferred stock dividends	4,815,973	4,815,972	263,889
Accretion on preferred stock discount	1,326,049	1,113,986	45,451
Net income (loss) available to common stockholders	$(30,442,514)	$(41,429,925)	$30,564,578

Per share information:
Basic net income (loss) per common share available to common stockholders	$(0.93)	$(1.46)	$1.34
Diluted net income (loss) per common share available to common stockholders	$(0.93)	$(1.46)	$1.27
Weighted average common shares outstanding:
Basic	32,789,871	28,395,618	22,793,699
Diluted	32,789,871	28,395,618	24,053,972

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

For the each of the years in the three-year period ended December 31, 2010

	Preferred Stock	Common Stock		Common Stock	Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Earnings	(Loss)	Equity
Balances, December 31, 2007	$-	22,264,817	$22,264,817	-	$390,977,308	$54,150,679	$(782,510)	$466,610,294
Cumulative effect of change in accounting principle due to adoption of ASC 715-60, net of tax	-	-	-	-	-	(598,699)	-	(598,699)
Proceeds from sale of common stock (less offering expenses of $45,242)	-	1,000,000	1,000,000	-	20,454,758	-	-	21,454,758
Issuance of 95,000 shares of preferred stock and 534,910 common stock warrants, net of expenses	$88,303,196	-	-	$6,696,804	(62,065)	-	-	94,937,935
Accretion on preferred stock discount	45,451	-	-	-	-	(45,451)	-	-
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	314,434	314,434	-	3,516,569	-	-	3,831,003
Issuance of restricted common shares, net of forfeitures	-	183,245	183,245	-	(183,245)	-	-	-
Restricted shares withheld for taxes	-	(372)	(372)	-	(9,780)	-	-	(10,152)
Compensation expense for restricted shares	-	-	-	-	425,050	-	-	425,050
Compensation expense for stock options	-	-	-	-	1,922,379	-	-	1,922,379
Comprehensive Income:
Net income	-	-	-	-	-	30,873,918	-	30,873,918
Net unrealized holdings gains on securities available-for-sale, net of deferred tax expense of $4,817,491	-	-	-	-	-	-	7,851,910	7,851,910
Total comprehensive income								38,725,828
Balances, December 31, 2008	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	123,754	123,754	-	909,095	-	-	1,032,849
Issuance of restricted common shares, net of forfeitures	-	292,473	292,473	-	(292,473)	-	-	-
Restricted shares withheld for taxes	-	(3,632)	(3,632)	-	(63,183)	-	-	(66,815)
Issuance of 8,855,000 shares of common stock, net of offering costs of $6,087,215	-	8,855,000	8,855,000	-	100,172,785	-	-	109,027,785
Cancellation of 267,455 warrants previously issued to U.S. Treasury	-	-	-	(3,348,402)	3,348,402	-	-	-
Compensation expense for restricted shares	-	-	-	-	1,444,274	-	-	1,444,274
Compensation expense for stock options	-	-	-	-	1,806,729	-	-	1,806,729
Accretion on preferred stock discount	1,113,986	-	-	-	-	(1,113,986)		-
Preferred dividends paid	-	-	-	-	-	(4,393,751)	-	(4,393,751)
Comprehensive income (loss):
Net loss	-	-	-	-	-	(35,499,967)	-	(35,499,967)
Net unrealized holding gains on securities available-for-sale, net of deferred tax expense of $458,972	-	-	-	-	-	-	370,681	370,681
Total comprehensive loss								(35,129,286)
Balances, December 31, 2009	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	601,023	601,023	-	2,884,789	-	-	3,485,812
Issuance of restricted common shares, net of forfeitures	-	252,053	252,053	-	(252,053)	-	-	-
Restricted shares withheld for taxes	-	(12,415)	(12,415)	-	(151,333)	-	-	(163,748)
Compensation expense for restricted shares	-	-	-	-	2,303,720	-	-	2,303,720
Compensation expense for stock options	-	-	-	-	1,677,293	-	-	1,677,293
Accretion on preferred stock discount	1,326,049	-	-	-	-	(1,326,049)	-	-
Preferred dividends paid	-	-	-	-	-	(4,750,000)	-	(4,750,000)
Comprehensive income (loss):	-	-	-	-	-
Net loss	-	-	-	-	-	(24,300,492)	-	(24,300,492)
Net unrealized holding losses on securities available-for-sale, net of deferred tax benefit of $2,313,321	-	-	-	-	-	-	(1,815,481)	(1,815,481)
Total comprehensive loss	-	-	-	-	-	-	-	(26,115,973)
Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$(24,300,492)	$(35,499,967)	$30,873,918
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	5,667,069	4,735,074	726,538
Depreciation and amortization	11,500,075	10,804,664	7,285,781
Provision for loan losses	53,695,454	116,758,231	11,213,543
Net gains on sale of premises and equipment	(20,702)	(15,970)	(1,030,231)
Gains on sales of investment securities, net	(2,623,674)	(6,462,241)	-
Gain on loan sales, net	(4,085,657)	(4,928,542)	(4,044,441)
Stock-based compensation expense	3,981,013	3,251,003	2,347,429
Deferred tax expense (benefit)	17,822,071	(24,645,791)	(2,619,989)
Losses on foreclosed real estate and other investments	25,459,851	11,987,395	1,165,145
Excess tax benefit from stock compensation	(16,776)	(53,538)	(875,114)
Mortgage loans held for sale:
Loans originated	(444,833,043)	(626,402,322)	(293,906,669)
Loans sold	445,227,014	644,098,081	283,449,870
Increase (decrease) in other assets	27,386,750	16,230,863	(15,654,171)
Increase (decrease) in other liabilities	14,730,158	(19,551,401)	14,701,265
Net cash provided by operating activities	129,589,112	90,305,539	33,632,874

Investing activities:
Activities in available-for-sale securities:
Purchases	(548,916,132)	(721,011,285)	(531,736,803)
Sales	146,082,535	346,895,583	-
Maturities, prepayments and calls	322,414,157	284,950,245	200,164,277
Activities in held-to-maturity securities:
Sales	954,388	-	-
Maturities, prepayments and calls	1,235,612	3,960,000	16,420,000
Increase (decrease) in loans, net	194,133,354	(329,573,695)	(636,979,248)
Purchases of premises and equipment and software	(9,608,409)	(19,191,810)	(9,449,780)
Proceeds from the sale of premises and equipment	20,702	15,970	2,821,702
Cash and cash equivalents used for acquisitions	-	-	(3,800,000)
Other investments	(1,878,676)	(6,859,089)	(9,712,133)
Net cash provided by (used in) investing activities	104,437,531	(440,814,081)	(972,271,985)

Financing activities:
Net increase in deposits	9,688,996	290,833,250	610,090,035
Net increase (decrease) in repurchase agreements	(129,170,717)	91,167,303	28,226,963
Net increase (decrease) in Federal funds purchased	-	(71,643,000)	31,781,000
Federal Home Loan Bank:
Issuances	90,000,000	70,000,000	120,531,743
Payments	(181,149,655)	(41,153,298)	(29,163,002)
Net increase (decrease) in borrowings under lines of credit	-	(18,000,000)	9,000,000
Proceeds from issuance of subordinated debt	-	-	15,000,000
Exercise of common stock warrants	285,000	300,000	250,000
Exercise of common stock options and stock appreciation rights	3,037,064	666,034	3,403,457
Excess tax benefit from stock compensation	16,776	53,538	875,114
Preferred dividends paid	(4,750,000)	(4,393,751)	-
Proceeds from the sale of common stock, net of expenses	-	109,027,785	21,454,758
Proceeds from issuances of preferred stock and common stock warrants, net of expenses	-	-	94,937,935
Net cash (used in) provided by financing activities	(212,042,536)	426,857,861	906,388,003
Net increase (decrease) in cash and cash equivalents	21,984,107	76,349,319	(32,251,108)
Cash and cash equivalents, beginning of year	166,602,074	90,252,755	122,503,863
Cash and cash equivalents, end of year	$188,586,181	$166,602,074	$90,252,755

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National).  Pinnacle National is a commercial bank headquartered in Nashville, Tennessee. Pinnacle National provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets, the valuation of other real estate owned and the determination of the valuation of deferred tax assets.

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

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date for Pinnacle Financial is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds fair value.   The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Pinnacle Financial’s stock price has historically traded above its book value per common share and tangible book value per common share.  At September 30, 2010, the stock price was trading below its book value per common share which could be an indicator of goodwill impairment.  Pinnacle Financial performed its annual evaluation of whether there was goodwill impairment as of September 30, 2010, and determined that there was no impairment.  At December 31, 2010, the stock price was trading at levels that were higher than those that were utilized in our impairment testing at September 30, 2010.  Pinnacle Financial determined that there were no other indicators of impairment and concluded that no further assessment of goodwill impairment was required as of December 31, 2010.  Should our stock price decline further below our book value per common share, an impairment charge to goodwill may be required. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2010 as follows:

	For the years ended December 31,
	2010	2009	2008
Cash Payments:
Interest	$60,675,865	$77,333,798	$96,284,366
Income taxes paid (refunded)	(4,722,776)	3,200,000	12,600,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	67,543,395	62,598,965	5,133,274
Loans foreclosed upon with repossessions transferred to other real estate	92,873,551	58,974,257	29,127,163

Securities — Securities are classified based on management’s intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income.  For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security which may not be the stated life of the security.  Realized gains and losses from the sale of securities are determined using the specific identification method, and are recorded on the trade date of the sale.

Other-than-temporary Impairment — A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security.  To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than-temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established.  If management concludes that no credit loss exists and it is not more-likely-than-not that it will be required to sell the security before maturity, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

Mortgage loans held-for-sale — Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and payments have been received and are reflected in the accompanying consolidated statement of operations in gains on loans sold.  Pinnacle Financial does not securitize mortgage loans and does not retain the servicing for loans sold.

Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding.  Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2010 and 2009, net deferred loan fees of $579,000 and $855,000, respectively, were included in loans on the accompanying consolidated balance sheets.

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current income.  Interest income is subsequently recognized only to the extent cash payments are received while the loan is classified as nonaccrual, but is reviewed on a case-by-case basis.  A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques.  Past due status is determined based on the contractual due date per the underlying loan agreement.

Generally, all loans that are placed on nonaccrual are further classified as impaired loans.  At December 31, 2010, there were no loans classified as nonaccrual that were not deemed to be impaired.  A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses or the excess is charged off.   Changes to the valuation allowance are recorded as a component of the provision for loan losses.  Pinnacle Financial does not have any loan portfolios that are collectively evaluated for impairment.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan losses are charged off when management believes that the full collectability of the loan is unlikely.  As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Allowance for loan losses — The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process.  We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. We incorporate relevant loan review results in the loan impairment determination. In addition, regulatory agencies, as an integral part of their examination process, will periodically review Pinnacle Financial’s allowance for loan losses, and may require Pinnacle Financial to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments:  commercial, commercial real estate, small business lending, consumer and consumer real estate.  Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.  During 2010, we incorporated the results of our proprietary historical loan loss migration analysis into our determination of the allowance for loan losses.  We believe the increased emphasis on our historical loss experience metrics provides a better estimate of losses inherent in our portfolio.  This refinement of our methodology did not result in a material change in our allowance.

The allowance allocation for commercial, commercial real estate loans and small business lending begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based our historical loss experience adjusted for current factors and industry loss factors.  Our historical loss experience is based on a migration analysis of all loans that were charged-off during prior years.  The migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio.  We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial, commercial real estate and small business lending portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

The allowance allocation for consumer and consumer real estate loans which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer and consumer real estate loans.  The estimated loan loss allocation rate for each category is based on consideration of our actual historical loss rates and industry loss rates. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on a loan credit risk rating basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the consumer and consumer real estate portfolios and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The assessment also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the volatility of the local economies in the markets we serve and imprecision in our credit risk ratings process.

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

Pinnacle National is the lessee with respect to several office locations.  All such leases are being accounted for as operating leases within the accompanying consolidated financial statements.  Several of these leases include rent escalation clauses.  Pinnacle National expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method.  At December 31, 2010, the deferred liability associated with these escalating rentals was approximately $1,455,000 and is included in other liabilities in the accompanying consolidated balance sheets.

Other Investments —Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship based on the common stock and surplus (Federal Reserve Bank of Atlanta) or outstanding borrowings (Federal Home Loan Bank of Cincinnati) of Pinnacle National. At December 31, 2010 and 2009, the cost of these investments was $33,018,000 and $31,393,000, respectively.  Pinnacle Financial determined that it is not practicable to estimate the fair value of these investments.  Additionally, Pinnacle Financial has recorded certain investments in other entities, at fair value, of $2,693,000 and $1,999,000 at December 31, 2010 and 2009, respectively.  During 2010 and 2009, Pinnacle Financial recorded gains of $272,000 and losses of $126,000, respectively, due to changes in the fair value of these investments.  These investments are reflected in the accompanying consolidated balance sheets in other investments.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle National through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.

Included in the accompanying consolidated balance sheet at December 31, 2010 is $72,530,000 of OREO with a related valuation allowance of $12,922,000.  At December 31, 2009, Pinnacle had OREO of $32,607,000 with a related valuation allowance of $3,004,000. During the years ended December 31, 2010, 2009 and 2008, Pinnacle Financial incurred $29,210,000, $14,257,000, and $1,403,000, respectively, of foreclosed real estate expense, of which $25,732,000, $11,861,000, and $847,000 were realized losses on dispositions and holding losses on valuations of OREO properties during 2010 , 2009 and 2008, respectively.

Other Assets — Included in other assets as of December 31, 2010 and 2009, is approximately $1,509,000 and $1,540,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2010, 2009, and 2008, Pinnacle Financial’s amortization expense was approximately $754,000, $550,000, and $453,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle National is the owner and beneficiary of various life insurance policies on certain key executives and former directors of Cavalry Bancorp, Inc. (Cavalry) which Pinnacle Financial acquired in 2006, including policies that were acquired in its merger with Cavalry.   Collectively, these policies are reflected in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2010 and 2009, the aggregate cash surrender value of these policies, which is reflected in other assets, was $47,724,000 and $46,811,000, respectively. Noninterest income related to these policies was $913,000, $518,000, and $869,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Also included in other assets at December 31, 2010 and 2009 is $544,000 and $708,000, respectively, which is related to loan participations which have been sold to correspondent banks.  These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial and is referred to as the loan participation interest rate spread.  These amounts are amortized against net interest income over the life of the loan.  Amortization of these amounts was $91,000, $155,000, and $358,000 for 2010, 2009, and 2008, respectively.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The remaining $13.6 million in pre-paid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2010.

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

Investment Services and Trust Fees — Investment services and trust fees are recognized when earned.  As of December 31, 2010 and 2009, Pinnacle Financial had accumulated approximately $1.04 billion and $933 million, respectively, in brokerage assets under management.  Additionally, the trust department had accumulated approximately $693 million and $635 million at December 31, 2010 and 2009, respectively, in trust assets under management.

Insurance Sales Commissions — Insurance sales commissions are recognized as of the effective date of the policy and when the premium due under the policy can be reasonably estimated and when the premium is billable to the client, less a provision for commission refunds in the event of policy cancellation prior to termination date.

Advertising — Advertising costs are expensed as incurred. Advertising expenses are included as a component of marketing and other business development and totaled $259,000, $43,000 and $24,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Income Taxes — Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  The net deferred tax asset is reflected as a component of other assets on the consolidated balance sheet. A valuation allowance is required for deferred tax assets  if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.

Income tax expense or benefit for the year is allocated among continuing operations and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (a) changes in certain circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (b) changes in income tax laws or rates, and (c) changes in income tax status, subject to certain exceptions.  The amount allocated to other comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted for in other comprehensive income (loss) such as unrealized gains or losses on available-for-sale securities.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to ASC 740, Income Taxes, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. Pinnacle Financial is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010, and the state of Tennessee for the years ended December 31, 2007 through 2010.  Pinnacle Financial is currently undergoing an examination of its 2007, 2008 and 2009 federal tax returns.

Pinnacle Financial’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Pinnacle Financial and its wholly-owned subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust that files a separate federal tax return, but its income is included in the consolidated group’s return as required by the federal tax laws.

Income (Loss) Per Common Share — Basic income (loss) per share available to common stockholders (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period.  Weighted average common shares outstanding for the period includes restricted shares that have been issued to associates and outside directors.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights,  warrants, and restricted stock awards with performance based criteria. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted stock awards with performance based criteria is reflected in diluted EPS by application of the treasury stock method.

As of December 31, 2010, there were approximately 1,788,000 stock options and 8,200 stock appreciation rights outstanding to purchase common shares.  Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which is less than the average market price of Pinnacle Financial’s common stock.  As of December 31, 2010, Pinnacle Financial had 267,445 outstanding warrants to purchase common shares.  These warrants were issued in conjunction with Pinnacle Financial’s participation in the U.S. Treasury’s Capital Purchase Program (CPP) as more fully discussed in Note 3.  Due to the net loss available to common stockholders for the years ended December 31, 2010 and 2009, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on loss per share.  For the year ended December 31, 2008, there were common stock options of 626,000 outstanding which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below.  Additionally, as of December 31, 2008, Pinnacle Financial had outstanding warrants to purchase 345,000 of common shares which have been considered in the calculation of Pinnacle Financial’s diluted income per share for the year ended December 31, 2008.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2010:

	2010	2009	2008
Basic earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$(30,442,514)	$(41,429,925)	$30,564,578

Denominator - Average common shares outstanding	32,789,871	28,395,618	22,793,699
Basic net income (loss) per share available to common stockholders	$(0.93)	$(1.46)	$1.34

Diluted earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$(30,442,514)	$(41,429,925)	$30,564,578

Denominator - Average common shares outstanding	32,789,871	28,395,618	22,793,699
Dilutive shares contingently issuable	-	-	1,260,273
Average diluted common shares outstanding	32,789,871	28,395,618	24,053,972
Diluted net income (loss) per share available to common stockholders	$(0.93)	$(1.46)	$1.27

Stock-Based Compensation — Stock-based compensation expense recognized is based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC 718-20 Compensation – Stock Compensation Awards Classified as Equity requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial’s other comprehensive income (loss) consists of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

Fair Value Measurement — ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date).  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Pinnacle Financial has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while Pinnacle Financial believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Subsequent Events — ASC Topic 855, Subsequent Events, as amended by ASU No. 2010-90, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2010, through the date of the issued financial statements.  During this period there were no material recognizable subsequent events that required recognition in our disclosures to the December 31, 2010 financial statements.

Note 2.  Acquisitions

Acquisition – Mid-America Bancshares, Inc.  On November 30, 2007, we consummated a merger with Mid-America Bancshares, Inc. (Mid-America). Pinnacle Financial recognized $9.4 million as a core deposit intangible.  This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the years ended December 31, 2010, 2009, and 2008 approximately $1,062,000, $1,097,000 and $1,133,000, respectively, was recognized in the accompanying consolidated statement of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $700,000 to $1.0 million per year for the next seven years.

Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value at the date of acquisition.  The discounts and premiums related to financial assets and liabilities are being accreted and amortized into the consolidated statements of operations using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities.  For the years ended December 31, 2010, 2009 and 2008, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $259,000, $686,000, and $532,000, respectively. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, Pinnacle Financial will recognize increases in net interest income related to amortization and accretion of these purchase accounting adjustments of approximately $650,000 over the next seven years.

Acquisition – Cavalry Bancorp, Inc.  On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pinnacle Financial recognized $13.2 million as a core deposit intangible.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For each of the years in the three-year period ended December 31, 2010, approximately $1.8 million, $1.9 million and $2.0 million, respectively, was recognized in the accompanying consolidated statements of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $1.6 million to $1.8 million per year for the next two years with a lesser amount for the remaining year.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition - Beach & Gentry. During the third quarter of 2008, Pinnacle National acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry).  Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle National, also located in Murfreesboro.  In connection with this acquisition, Pinnacle Financial recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of this intangible amounted to $115,000, $118,000 and $60,000, respectively, during the years ended December 31, 2010, 2009 and 2008.  Additionally, if certain performance thresholds are met over the three years following the date of acquisition, Pinnacle National will be required to pay up to an additional $1.0 million to the former principal of Beach & Gentry. No payments were made during 2010, 2009 or 2008 related to these performance thresholds.

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

Proceeds from this sale of the preferred stock were contributed to Pinnacle National for general corporate purposes, including its lending activities.  The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.  Pinnacle Financial can redeem the preferred shares issued to the U.S. Treasury under the CPP at any time subject to a requirement that it must obtain approval from its primary federal regulators before redemption.

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

The fair value of the common stock warrants issued in tandem with the Series A preferred stock was determined to be approximately $6.7 million.  The fair value of the common stock warrants as of December 12, 2008 was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk free interest rate	2.64%
Expected life of warrants	10 years
Expected dividend yield	0.00%
Expected volatility	30.3%
Weighted average fair value	$11.86

Pinnacle Financial’s computation of expected volatility was based on weekly historical volatility since September of 2002.  The risk free interest rate of the warrants were based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the common stock warrants in effect at the time of grant.

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

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits.  At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services.  For the years ended December 31, 2010 and 2009, the average daily balance maintained at the Federal Reserve was approximately $93,972,000 and $31,409,000, respectively.

Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$90,214,825	$487,320	$286,707	$90,415,438
Mortgage-backed securities	686,938,731	16,742,783	2,419,943	701,261,571
State and municipal securities	208,562,713	4,580,704	1,662,378	211,481,039
Corporate notes	10,474,074	761,487	76,778	11,158,783
	$996,190,343	$22,572,294	$4,445,806	$1,014,316,831
Securities held-to-maturity:
U.S. Government agency securities	$-	$-	$-	$-
State and municipal securities	4,320,486	104,643	13,273	4,411,856
	$4,320,486	$104,643	$13,273	$4,411,856

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$196,927,928	$959,805	$2,459,428	$195,428,305
Mortgage-backed securities	507,443,622	11,799,596	1,551,804	517,691,414
State and municipal securities	204,028,645	4,489,162	1,222,955	207,294,852
Corporate notes	10,411,342	327,975	141,797	10,597,520
	$918,811,537	$17,576,538	$5,375,984	$931,012,091
Securities held-to-maturity:
U.S. Government agency securities	$-	$-	$-	$-
State and municipal securities	6,542,496	237,300	42,460	6,737,336
	$6,542,496	$237,300	$42,460	$6,737,336

During the year ended December 31, 2010, Pinnacle Financial realized approximately $2.9 million in gains and $266,000 in losses from the sale of $146.1 million of available-for-sale securities and $954,000 of held-to-maturity securities. These sales were intended to reposition our bond portfolio and to divest of securities that have lost their underlying credit support.  During the year ended December 31, 2009, Pinnacle Financial sold approximately $346.9 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes and realized approximately $8.45 million in gains and $1.59 million in losses related to this sale.  During the second quarter of 2009, Pinnacle Financial determined that an available-for-sale corporate security was other than temporarily impaired as the credit worthiness of the security had deteriorated. This impairment analysis resulted in a $400,000 charge during the second quarter of 2009 with this amount offsetting the gain on the sale of investment securities.  Pinnacle Financial had no sales of investment securities during the year ended December 31, 2008.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, approximately $788.8 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,043,511	$3,069,908	$1,838,702	$1,842,663
Due in one year to five years	55,114,751	55,933,244	2,481,784	2,569,193
Due in five years to ten years	118,909,284	122,076,364	-	-
Due after ten years	132,184,066	131,975,744	-	-
Mortgage-backed securities	686,938,731	701,261,571	-	-
	$996,190,343	$1,014,316,831	$4,320,486	$4,411,856

At December 31, 2010 and 2009, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2010:

U.S. government agency securities	$22,011,159	$286,707	$-	$-	$22,011,159	$286,707
Mortgage-backed securities	275,389,573	2,418,995	225,984	948	275,615,557	2,419,943
State and municipal securities	53,420,235	880,615	6,979,207	795,036	60,399,442	1,675,651
Corporate notes	258,282	823	424,046	75,955	682,328	76,778
Total temporarily-impaired securities	$351,079,249	$3,587,140	$7,629,237	$871,939	$358,708,486	$4,459,079

At December 31, 2009:

U.S. government agency securities	$132,265,031	$2,459,428	$-	$-	$132,265,031	$2,459,428
Mortgage-backed securities	128,404,340	1,551,189	76,958	615	128,481,298	1,551,804
State and municipal securities	43,351,971	672,033	8,379,062	593,382	51,731,033	1,265,415
Corporate notes	473,191	141,797	-	-	473,191	141,797
Total temporarily-impaired securities	$304,494,533	$4,824,447	$8,456,020	$593,997	$312,950,553	$5,418,444

The applicable date for determining when securities are in an unrealized loss position is December 31, 2010.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case by case basis. As noted in the table above, at December 31, 2010, Pinnacle Financial had unrealized losses of $4.5 million on $359.7 million of available-for-sale securities. Because Pinnacle Financial does not intend to sell these securities and it is not more likely than not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be to maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

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

Note 6.  Loans and Allowance for Loan Losses

The composition of loans by primary loan classification as well as impaired and performing loan status at December 31, 2010 and 2009 is summarized in the table below:

	At December 31, (dollars in thousands)
	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total

2010
Performing loans	$1,082,073	$696,452	$287,747	$997,351	$67,954	$3,131,577
Impaired loans	12,542	9,035	43,514	14,740	1,032	80,863
	$1,094,615	$705,487	$331,261	$1,012,091	$68,986	$3,212,440

2009
Performing loans	$1,095,828	$743,294	$452,743	$1,055,214	$91,594	$3,438,673
Impaired loans	22,240	12,721	72,528	16,230	990	124,709
	$1,118,068	$756,015	$525,271	$1,071,444	$92,584	$3,563,382

The following table shows the allowance allocation by loan classification for impaired and performing loans at December 31:

	At December 31, (dollars in thousands)
	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
2010
Allowance related to:
Performing loans	$19,076	$5,900	$18,554	$17,601	$1,484	$11,003	$73,618
Impaired loans	176	3,998	568	3,825	390	-	8,957
	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575

2009
Allowance related to:
Performing loans	$18,951	$8,605	$14,688	$21,404	$2,113	$6,914	$72,675
Impaired loans	3,554	2,120	8,339	4,928	343	-	19,284
	$22,505	$10,725	$23,027	$26,332	$2,456	$6,914	$91,959

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses for each of the years in the three-year period ended December 31, 2010 are as follows:

	For the year ended December 31, (dollars in thousands)
	2010	2009	2008

Beginning balance	$91,959	$36,484	$28,470
Charged-off loans	(67,543)	(62,599)	(5,133)
Recovery of previously charged-off loans	4,464	1,316	1,933
Provision for loan losses	53,695	116,758	11,214
Ending balance	$82,575	$91,959	$36,484
The following table details the changes in the allowance for loan losses from December 31, 2009 to December 31, 2010 by loan classification:

	For the year ended December 31, 2010 (dollars in thousands)
	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Beginning balance	$22,505	$10,725	$23,027	$26,332	$2,456	$6,914	$91,959
Charged-off loans	(9,041)	(6,769)	(27,526)	(23,555)	(652)	-	(67,543)
Recovery of previously charged-off loans	343	377	2,618	874	252	-	4,464
Provision for loan losses	5,445	5,565	21,003	17,775	(182)	4,089	53,695
Ending balance	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575

The adequacy of the allowance for loan losses is assessed prior to the end of each calendar quarter.  The level of the allowance is based upon evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

In assessing the adequacy of our allowance for loan losses management analyzes three broad categories of loans: Commercial, Consumer and Impaired Loans. Commercial real estate, construction and land development, and commercial and industrial loans are subject to underwriting standards and receive risk ratings by the assigned financial advisor that are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by our primary regulator.  Pass rated loans include all risk rated credits other than those included in special mention, substandard and doubtful which are defined as follows:

•
Special Mention loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial’s credit position at some future date.

•
Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt.  Substandard loans are characterized by the distinct possibility that Pinnacle Financial will sustain some loss if the deficiencies are not corrected.

•	Substandard-impaired loans are substandard loans that have been place on nonaccrual.
•
Doubtful-impaired loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Pinnacle Financial considers all doubtful loans to be impaired and places the loan on nonaccrual status.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of each loan classification that receives risk ratings and the amount categorized into each risk rating class as of December 31, 2010:

	At December 31, (dollars in thousands)
	Commercial real estate – mortgage		Construction and land development		Commercial and industrial		Total risk rated loans
	2010	2009	2010	2009	2010	2009	2010	2009
Risk Rated Loans
Pass	$947,591	$956,652	$188,471	$316,805	$918,415	$930,051	$2,054,477	$2,203,508
Special mention	46,522	60,009	29,670	56,293	13,510	27,185	89,702	143,487
Substandard	87,960	79,167	69,606	79,645	65,426	97,978	222,992	256,790
Substandard-Impaired	12,056	22,240	43,206	67,997	13,547	13,038	68,809	103,275
Doubtful-Impaired	486	-	308	4,531	1,193	3,192	1,987	7,723
	$1,094,615	$1,118,068	$331,261	$525,271	$1,012,091	$1,071,444	$2,437,967	$2,714,783

Our performing consumer loans are not subjected to individual risk ratings but are evaluated in homogenous loan pools.  Impaired consumer loans are individually evaluated for impairment. The table below shows the non-risk rated portion of our portfolio by classification and by the performing and impaired categorization:

	At December 31, (dollars in thousands)
	Consumer real estate – mortgage		Consumer and other		Total non risk rated loans
	2010	2009	2010	2009	2010	2009
Non Risk Rated Loans
Performing	$696,452	$743,294	$67,954	$91,594	$764,406	$834,888
Impaired	9,035	12,721	1,032	990	10,067	13,711
	$705,487	$756,015	$68,986	$92,584	$774,473	$848,599

The third component of our determination of the allowance for loan loss is impaired loans, which are individually evaluated for impairment. Pinnacle Financial does not have any loans that are collectively evaluated for impairment. The principal balance of these nonaccrual loans amounted to $80,863,000 and $124,709,000 at December 31, 2010 and 2009, respectively and are included in the risk rated and non-risk rated tables.  For each of the years in the three-year period ended December 31, 2010, the average balance of impaired loans was $108,426,000, $95,157,000 and $15,694,000, respectively.

At December 31, 2010, there were no loans classified as nonaccrual that were not deemed to be impaired. At December 31, 2010 and 2009, all impaired loans were on nonaccruing interest status.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $7,589,000, $7,087,000 and $1,574,000 for each of the years in the three-year period ended December 31, 2010, respectively.  Pinnacle Financial’s policy is that once a loan is classified as impaired and placed on nonaccrual status, interest income is subsequently recognized to the extent cash payments are received while the loan is classified as nonaccrual, but is reviewed on a case-by-case basis.  As shown below, Pinnacle Financial recognized $1,340,000 of interest income from cash payments received during 2010 while the underlying loans were placed on impaired status.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our impaired loans at December 31, 2010 by loan category and the amount of interest income recognized on these loans on a cash basis throughout 2010 (dollars in thousands):

	At December 31, 2010			For the year ended December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Impaired loans with no recorded allowance:
Commercial real estate – mortgage	$10,585	$12,468	$-	$12,478	$278
Consumer real estate – mortgage	4,063	5,041	-	5,041	83
Construction and land development	31,106	35,525	-	35,631	188
Commercial and industrial	2,865	5,501	-	5,501	9
Consumer and other	272	368	-	368	-
Total	$48,891	$58,903	$-	$59,019	$558

Impaired loans with a recorded allowance:
Commercial real estate – mortgage	$1,957	$2,328	$176	$2,328	$55
Consumer real estate – mortgage	4,972	5,869	3,998	5,875	143
Construction and land development	12,408	12,619	568	12,623	234
Commercial and industrial	11,875	13,005	3,825	12,996	324
Consumer and other	760	846	390	846	17
Total	$31,972	$34,667	$8,957	$34,668	$773

Total Impaired Loans	$80,863	$93,570	$8,957	$93,687	$1,331
_______________________
(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to regulatory requirements and no specific allowance is carried related to those loans.

Impaired loans also include loans that Pinnacle National may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that Pinnacle National may have to otherwise incur.  These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above.  Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.  At December 31, 2010, there were $20.5 million of accruing restructured loans that remain in a performing status.  There were $27.0 million accruing restructured loans at December 31, 2009.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2010 with the comparative exposures for 2009:

	At December 31, (dollars in thousands)
	2010	2009
Lessors of nonresidential buildings	$502,268	$497,534
Land subdividers	144,550	218,634
Lessors of residential buildings	132,668	159,292

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents past due balances at December 31, 2010, by loan classification allocated between performing and impaired status:

	At December 31, 2010 (dollars in thousands)
	30-89 days past due	Greater than 90 days and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans

Commercial real estate:
Owner-occupied	$1,602	$-	$1,602	$10,037	$520,260	$531,899
All other	362	-	362	2,505	559,849	562,716
Consumer real estate – mortgage	3,544	-	3,544	9,035	692,908	705,487
Construction and land development	2,157	38	2,195	43,514	285,552	331,261
Commercial and industrial	1,636	100	1,736	14,740	995,615	1,012,091
Consumer and other	152	-	152	1,032	67,802	68,986
	$9,453	$138	$9,591	$80,863	$3,121,986	$3,212,440
__________________
(1)	Approximately $33.2 million of impaired loans included above are currently performing pursuant to their contractual terms. All impaired loans are on nonaccrual status as of December 31, 2010.

Potential problem loans, which are not included in nonperforming or restructured loans, amounted to approximately $223.1 million at December 31, 2010 compared to $257.0 million at December 31, 2009.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, Pinnacle National’s primary regulator, for loans classified as substandard or worse, excluding the impact of nonperforming loans.

At December 31, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $22,543,000 to certain directors, executive officers, and their related entities, of which $18,103,000 had been drawn upon.  At December 31, 2009, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $40,471,000 to certain directors, executive officers, and their related entities, of which approximately $30,293,000 had been drawn upon.  During 2010, $160,000 of new loans and extensions on existing lines were made and repayments totaled $2,623,000.

During the three-year period ended December 31, 2010, Pinnacle Financial sold participations in certain loans to correspondent banks and other investors at an interest rate that was less than that of the borrower’s rate of interest.  Pinnacle Financial expensed $73,000 and $269,000 during the years ended December 31, 2010 and 2009, respectively and recognized a $276,000 gain during the year ended December 31, 2008.  These amounts, referred to as the loan participation interest rate spread, are attributable to changes in the fair value and the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay Pinnacle Financial and the amount of interest that will be owed the correspondent bank based on their participation in the loans.

At December 31, 2010 and 2009, Pinnacle Financial had $16.2 million and $12.4 million in mortgage loans held-for-sale.  These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle National prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales.  All of these loan sales transfer servicing rights to the buyer.  During 2010, Pinnacle Financial recognized $4.2 million in gains on the sale of $445.2 million in mortgage loans held-for-sale, compared to $5.2 million in gains on the sale of $644.1 million in mortgage loans held-for-sale in 2009 and $3.1 million in gains on the sale of $283.5 million in mortgage loans held for sale in 2008.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2010 and 2009 are summarized as follows:

	Range of Useful Lives	2010	2009
Land	-	$17,323,873	$17,217,814
Buildings	15 to 30 years	47,835,645	45,997,299
Leasehold improvements	15 to 20 years	19,134,353	16,701,515
Furniture and equipment	3 to 15 years	47,451,473	42,730,536
		131,745,344	122,647,164
Accumulated depreciation and amortization		(49,371,116)	(41,996,228)
		$82,374,228	$80,650,936

Depreciation and amortization expense was approximately $7,374,000, $6,452,000, and $6,280,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities.  Rent expense related to these leases for 2010, 2009 and 2008 totaled $4,327,000, $2,633,000 and $1,785,000, respectively.  At December 31, 2010, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows:

2011	$3,770,593
2012	3,841,652
2013	3,622,398
2014	3,579,135
2015	3,464,535
Thereafter	36,570,287
$54,848,600

Note 8.  Deposits

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$918,428,518
2012	108,133,237
2013	40,730,164
2014	2,811,178
2015	6,449,160
Thereafter	11,922
$1,076,564,179

Additionally, at December 31, 2010 and 2009, approximately $715.1 million and $1.24 billion, respectively, of time deposits had been issued in denominations of $100,000 or greater.

At December 31, 2010 and 2009, Pinnacle Financial had $1,048,000 and $952,000, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, Pinnacle Financial had received advances from the FHLB totaling $120,986,919 and $212,137,000, respectively.  Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $406,000 and $518,000 at December 31, 2010 and 2009, respectfully.  At December 31, 2010, the scheduled maturities of these advances and interest rates are as follows:

	Scheduled Maturities	Weighted average interest rates

2011	$10,000,000	1.90%
2012	25,000,000	3.36%
2013	20,000,000	2.67%
2014	5,000,000	0.38%
2015	25,000,000	2.46%
Thereafter	35,986,919	2.81%
	$120,986,919
Weighted average interest rate		2.72%

At December 31, 2010, Pinnacle National had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta’s discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month.  At December 31, 2010, there was no balance owed to correspondents under these agreements. At December 31, 2010, Pinnacle Financial had approximately $920 million in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle National has arranged lines of credit.  At December 31, 2009, Pinnacle National was not carrying any balances under these arrangements.

Note 10.  Investments in Affiliated Companies and Subordinated Debt

On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank.  This loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at December 31, 2010, $12 million qualified as Tier 2 capital for regulatory capital purposes.  The portion that qualifies as Tier 2 capital decreases by $3 million at August 2011 and each subsequent anniversary.

On December 29, 2003, Pinnacle Financial established PNFP Statutory Trust I; on September 15, 2005 Pinnacle Financial established PNFP Statutory Trust II; on September 7, 2006 Pinnacle Financial established PNFP Statutory Trust III and on October 31, 2007 Pinnacle Financial established PNFP Statutory Trust IV (Trust I; Trust II; Trust III; Trust IV or collectively, the Trusts).  All are wholly-owned statutory business trusts. Pinnacle Financial is the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively.  The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (Trust Preferred Securities) in the aggregate amount of $10,000,000 for Trust I; $20,000,000 for Trust II; $20,000,000 for Trust III and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  The $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and the $82,476,000 obligation is reflected as subordinated debt.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.10% at December 31, 2010) which is set each quarter and mature on December 30, 2033.  The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.70% at December 31, 2010) which is set each quarter and matures on September 30, 2035. The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.95% at December 31, 2010) which is set each quarter and mature on September 30, 2036.  The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.15% at December 31, 2010) which is set each quarter and matures on September 30, 2037.

Distributions are payable quarterly.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making these quarterly payments.  The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  Pinnacle Financial guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.  Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

The Subordinated Debentures are unsecured; bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities; and mature on the same dates as those noted above for the Trust Preferred Securities.  Interest is payable quarterly.  We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity.  During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares and preferred shares will be restricted.

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

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations; however, under the Dodd-Frank Act, any additional issuances of trust preferred securities, would not be eligible for Tier 1 capital treatment.   Debt issuance costs associated with Trust I of $45,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over ten years using the straight-line method.  There were no debt issuance costs associated with Trust II; Trust III or Trust IV.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined summary financial information for the Trusts follows (dollars in thousands):

Combined Summary Balance Sheets
	December 31, 2010	December 31, 2009
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$-	$-

Stockholder’s equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476
Total stockholder’s equity	82,476	82,476
Total liabilities and stockholder’s equity	$82,476	$82,476

Combined Summary Income Statement
	Year ended December 31,
	2010	2009	2008
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$2,749	$3,319	$4,903
Net Income	$2,749	$3,319	$4,903

Combined Summary Statement of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Balances, December 31, 2007	$80,000	$2,476	$-	$82,476
Net income	-	-	4,903	4,903
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(4,756)	(4,756)
Common- paid to Pinnacle Financial	-	-	(147)	(147)
Balances, December 31, 2008	$80,000	$2,476	$-	$82,476
Net income	-	-	3,319	3,319
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(3,217)	(3,217)
Common- paid to Pinnacle Financial	-	-	(102)	(102)
Balances, December 31, 2009	$80,000	$2,476	$-	$82,476
Net income	-	-	2,749	2,749
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,669)	(2,669)
Common- paid to Pinnacle Financial	-	-	(80)	(80)
Balances, December 31, 2010	$80,000	$2,476	$-	$82,476

Note 11.  Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim  periods. As of December 31, 2010, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2010. As of December 31, 2010, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows:

	2010	2009	2008
Current tax expense (benefit):
Federal	$(13,411,913)	$(4,747,034)	$14,830,936
State	-	-	156,068
Total current tax expense (benefit)	(13,411,913)	(4,747,034)	14,987,004
Deferred tax expense (benefit):
Federal	13,482,183	(18,366,392)	(2,071,411)
State	4,339,888	(6,279,399)	(548,578)
Total deferred tax expense (benefit)	17,822,071	(24,645,791)	(2,619,989)
	$4,410,158	$(29,392,825)	$12,367,015

Additionally, during 2010 and pursuant to ASC 740-20-45, Pinnacle Financial had income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaling $5,398,900.  This expense was recorded through accumulated other comprehensive income and increased our deferred tax valuation allowance.

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2010 is as follows:

	2010	2009	2008

Income tax expense (benefit) at statutory rate	$(6,961,616)	$(22,712,477)	$15,134,326
State tax expense (benefit), net of federal tax effect	(2,305,459)	(4,081,609)	(259,056)
Tax-exempt securities	(3,017,557)	(2,302,621)	(1,703,794)
Federal tax credits	(360,000)	(360,000)	(360,000)
Bank owned life insurance	(319,530)	(181,320)	(301,020)
Insurance premiums	(300,647)	(384,914)	(370,782)
Other items	600,050	630,116	227,341
Valuation allowance in continuing operations	17,074,917	-	-
Income tax expense (benefit)	$4,410,158	$(29,392,825)	$12,367,015

Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to state tax expense (benefit),  investments in bank qualified municipal securities, federal tax credits, bank owned life insurance, tax savings from our captive insurance subsidiary, PNFP Insurance, Inc., and, in 2010,  the recognition of a valuation allowance against net deferred tax assets.  The recognition of a deferred tax valuation allowance against net deferred tax assets in 2010 had the most significant impact on the effective tax rate in 2010.  The Federal tax credits are related to the New Markets Tax Credit program whereby a subsidiary of Pinnacle National has been awarded approximately $2.3 million in future Federal tax credits which are available through 2010.   The credit that was available for each of the years in the three-year period ended December 31, 2010 was $360,000.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Loan loss allowance	$32,067,944	$35,726,925
Loans	268,133	360,812
Insurance	623,540	594,603
Accrued liability for supplemental retirement agreements	390,089	408,682
Restricted stock and stock options	2,895,921	2,006,378
Net operating loss carryforward	4,090,896	2,433,172
Other deferred tax assets	3,272,900	3,110,098
Gross deferred tax assets	43,609,423	44,640,670
Less valuation allowance	(22,479,553)	-
Total deferred tax assets	21,129,870	44,640,670

Deferred tax liabilities:
Depreciation and amortization	7,696,464	6,362,439
Core deposit intangible asset	3,815,330	4,940,884
Securities	7,116,205	4,802,935
REIT dividends	258,845	1,058,721
FHLB dividends	987,824	987,824
Other deferred tax liabilities	1,255,202	953,629
Total deferred tax liabilities	21,129,870	19,106,432
Net deferred tax assets	$-	$25,534,238

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the reliability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets was based on future reversals of existing taxable temporary differences and taxable income in prior carry back years. Pinnacle Financial did not consider future taxable income in determining the reliability of its deferred tax assets. During 2010, Pinnacle Financial recorded a valuation allowance of $22,480,000.  Although Pinnacle Financial was profitable in both the third and the fourth quarters of 2010, management determined this did not meet the threshold of sustained profitability.  However, if profitability continues to a point that is considered sustainable, some portion or all of the valuation allowance may be reversed.  The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2010, Pinnacle Financial had accrued $998,000 for the inherent risks associated with off balance sheet commitments.

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at December 31, 2010 is as follows:

Commitments to extend credit	$848,023,000
Standby letters of credit	$75,172,000

At December 31, 2010, the fair value of Pinnacle Financial’s standby letters of credit was $275,000.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

In May 2010, the Middle Tennessee area experienced significant rainfall which caused substantial flooding, in many cases above previously mapped flood plain boundaries (i.e., exceeded the 100-year flood plain). Pinnacle National experienced minimal damage to its facilities and equipment but was required to temporarily relocate personnel to other offices throughout its footprint. These matters did not have a material impact on Pinnacle National’s financial position or results of operations. In addition, a number of Pinnacle National’s borrowers, both residential and commercial, were displaced as a result of flooding. In some cases, the real estate that collateralizes Pinnacle National’s loans to these borrowers was damaged and, in some cases, completely destroyed. Because some of this collateral was not in a designated flood zone, it is likely that certain borrowers did not carry a valid flood insurance policy to reimburse them for flood losses. Based on our current assessment and the extent of borrower’s losses or the resulting impact of these events, we do not expect to incur significant losses due to the flood.

Pinnacle National originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in Pinnacle National’s geographic market footprint. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by Pinnacle National while the majority of the loans sold to other investors are underwritten by the purchaser.

Each purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse the purchase agreements require Pinnacle National to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle National has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

From inception of Pinnacle National’s mortgage department through December 31, 2010, Pinnacle National originated and sold approximately 9,000 mortgage loans totaling $1.9 billion which were sold to third-party purchasers.  Of the approximately 9,000 mortgage loans, Pinnacle underwrote approximately 2,300 conventional loans at a 80% or less loan-to-value that were sold to other investors and 1,600 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant and has resulted in no losses to Pinnacle National. The remaining mortgage loans were underwritten by the purchaser of those loans.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus in foreclosure practices of financial institutions nationwide, Pinnacle National evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At December 31, 2010, Pinnacle National has $691.3 million of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Foreclosure activity in this portfolio is minimal. Any foreclosures on these loans are handled by designated Pinnacle National personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle National has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. In addition, management believes that the nationwide foreclosure moratorium will not have a material adverse impact to our business.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at December 31, 2010 will not have a material impact on Pinnacle Financial’s financial statements.

Note 13.   Organizer Common Stock Warrants

Three executives of Pinnacle Financial (the Chairman of the Board, the President and Chief Executive Officer, and the Chief Administrative Officer) along with three current members of Pinnacle Financial’s Board of Directors and seven other organizers of Pinnacle Financial were awarded, in 2000, warrants to acquire 406,000 shares of common stock at $5.00 per share in connection with guarantees of organizational expenses.  Prior to 2010, 121,000 warrants were exercised. During 2010 and prior to the August 17, 2010 expiration date of the warrants, the remaining 285,000 unexercised warrants were exercised and, as a result, there were no unexercised warrants issued to organizers outstanding and exercisable at December 31, 2010.

Note 14.  Salary Deferral Plans and Cavalry Supplemental Executive Retirement Agreements

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2010, 2009, and 2008. Pinnacle Financial’s expense associated with the matching component of the plan(s) for each of the years in the three-year period ended December 31, 2010 was approximately $1,931,000, $1,844,000 and $1,615,000, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Prior to the merger with Pinnacle Financial, Cavalry maintained an employee stock ownership plan for the benefit of certain employees (the Cavalry ESOP). The Cavalry ESOP was a noncontributory retirement plan adopted by Cavalry in 1998 for the benefit of certain employees who meet minimum eligibility requirements.  Cavalry was the plan sponsor and with the merger with Pinnacle Financial, Pinnacle Financial became the plan sponsor on March 15, 2006.  On March 15, 2006, the Cavalry ESOP owned approximately 683,000 common shares of Pinnacle Financial.  The Cavalry ESOP had no liabilities as of March 15, 2006, thus all of the Pinnacle Financial shares owned by the Cavalry ESOP were available for distribution to the participants in the Cavalry ESOP pursuant to the terms of the plan.  The terms of the Cavalry ESOP did not change as a result of the merger with Pinnacle Financial.

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

Pinnacle National serves as the Trustee of the Cavalry ESOP.  During the three-year period ended December 31, 2010, Pinnacle National assessed the Cavalry ESOP no fees as Trustee.  Additionally, Pinnacle National incurred administrative expenses, primarily auditing and consulting expenses, of $10,000 to maintain the Calvary ESOP in 2009 and 2008.  During 2009, the Cavalry ESOP was terminated and all participant accounts were merged with and into the respective participant accounts of the Pinnacle 401k Plan.

Prior to the merger with Pinnacle Financial, Cavalry had adopted nonqualified noncontributory supplemental retirement agreements (the Cavalry SRAs) for certain directors and executive officers of Cavalry.  Cavalry invested in and, as a result of the Cavalry merger, Pinnacle Financial is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy value.  When a participant retires, the accumulated gains on the policy allocated to such participant, if any, will be distributed to the participant in equal installments for 15 years (the Primary Benefit).  In addition, any annual gains after the retirement date of the participant will be distributed on an annual basis for the lifetime of the participant (the Secondary Benefit).  As a result of the merger with Pinnacle Financial, all participants became fully vested in the Cavalry SRAs.  No new participants have been added to the Cavalry SRAs following the merger with Pinnacle Financial.

The Cavalry SRAs also provide the participants with death benefits, which is a percentage of the net death proceeds for the policy, if any, applicable to the participant.  The death benefits are not taxable to Pinnacle Financial or the participant’s beneficiary.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial recognized approximately $63,000, $22,000, and $59,000 in compensation expense in each year of the three-year period ended December 31, 2010 related to the Cavalry SRAs.  During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  Two individuals remain as participants in the Cavalry SRAs.  Additionally, Pinnacle Financial incurred approximately $4,000 in administrative expenses to maintain the Cavalry SRA during the three-year period ended December 31, 2010.  At December 31, 2010, 2009 and 2008, included in other liabilities is $994,000, $1,042,000, and $1,117,000, respectively, which represents the net present value of the future obligations owed the two remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2010 and 2009.

In June 2006, the Emerging Issues Task Force issued ASC 715-60 Compensation – Retirement Benefits, Defined Benefit Plans, and Other Postretirement Split Dollar Life Insurance Arrangements.  ASC 715-60 concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy.  The effective date was for fiscal years beginning after December 15, 2007.  On January 1, 2008, Pinnacle Financial accounted for ASC 715-60 as a change in accounting principle and recorded a liability of $985,000 along with a corresponding adjustment of $599,000 to beginning retained earnings, net of tax, related to Cavalry SRAs.

Note 15.  Stock Options, Stock Appreciation Rights and Restricted Shares

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors.  At December 31, 2010, there were approximately 717,000 shares available for issue under these plans.

During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the “Cavalry Plan”).  All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012.  In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial common stock at the 0.95 exchange ratio.  The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio.  All other terms of the Cavalry options were unchanged.  At December 31, 2010, there were 23,788 Pinnacle shares which could be acquired by the participants in the Cavalry Plan at exercise prices that ranged between $10.26 per share and $13.68 per share.

On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the Mid-America Plans).  All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017.  In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio.  The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share.  All other terms of the Mid-America options and stock appreciation rights were unchanged.  At December 31, 2010, there were 216,536 Pinnacle shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $7.52 per share and $20.41 per share.  At December 31, 2010, there were approximately 82,800 shares available for issue under the Mid-America Plans to associates of Pinnacle Financial that were associates of Mid-America or its affiliates at the time of the merger.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2010, of the approximately 1,788,000 stock options and 8,200 stock appreciation rights outstanding, 874,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 914,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder.  Favorable treatment generally refers to the recipient of the award  not having to report ordinary income at the date of exercise.  All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.  All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2010 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2007	2,398,823	$16.84
Granted	163,360	21.51
Stock options exercised	(264,104)	12.81
Stock appreciation rights exercised (2)	(3,738)	15.60
Forfeited	(62,241)	23.76
Outstanding at December 31, 2008	2,232,100	$17.41
Granted	-	-
Stock options exercised	(63,754)	9.67
Stock appreciation rights exercised (2)	-	-
Forfeited	(18,572)	26.80
Outstanding at December 31, 2009	2,149,774	$17.54
Granted	-	-
Stock options exercised	(316,014)	6.45
Stock appreciation rights exercised (2)	(232)	15.60
Forfeited	(37,743)	21.89
Outstanding at December 31, 2010	1,795,785	$19.49	4.82	$3,692
Outstanding and expected to vest at December 31, 2010	1,763,121	$19.39	4.82	$3,676
Options exercisable at December 31, 2010	1,498,587	$17.00	4.48	$3,653
____________________
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $13.58 per common share at December 31, 2010 for the 542,200 options and stock appreciation rights that were in-the-money at December 31, 2010.

(2)
The 3,738 stock appreciation rights exercised during 2008 settled in 1,208 shares of Pinnacle Financial common stock. There were no stock appreciation rights exercised during 2009. The 232 stock appreciation rights exercised during 2010 settled in 13 shares of Pinnacle Financial common stock.

During the year ended December 31, 2010, approximately 418,000 option awards vested at an average exercise price of $26.49.  Those awards which vested and were in the money had an intrinsic value of approximately $32,000.

During each of the years in the three-year period ended December 31, 2010, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial’s equity incentive plans was $1,919,000, $640,000 and $3,409,000, respectively, determined as of the date of option exercise. As of December 31, 2010, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial adopted ASC 718-20 Compensation using the modified prospective transition method on January 1, 2006. Accordingly, during the three-years ended December 31, 2010, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimates using the Black-Scholes valuation model.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. As ASC 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2010, 2009, and 2008 has been reduced for estimated forfeitures. The impact on the results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with ASC 718-20 (related to stock option awards) for the three-year period ended December 31, 2010 was as follows:

	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Totals
For the year ended December 31,2010:
Stock-based compensation expense	$46,058	$1,631,235	$1,677,293
Deferred income tax benefit	-	639,933	639,933
Impact of stock-based compensation expense after deferred income tax benefit	$46,058	$991,302	$1,037,360
Impact on income (loss) per share:
Basic	$0.00	$0.03	$0.03
Fully diluted	$0.00	$0.03	$0.03

For the year ended December 31,2009:
Stock-based compensation expense	$227,200	$1,579,529	$1,806,729
Deferred income tax benefit	-	619,649	619,649
Impact of stock-based compensation expense after deferred income tax benefit	$227,200	$959,880	$1,187,080
Impact on income (loss) per share:
Basic	$0.01	$0.03	$0.04
Fully diluted	$0.01	$0.03	$0.04

For the year ended December 31,2008:
Stock-based compensation expense	$308,901	$1,613,478	$1,922,379
Deferred income tax benefit	-	632,967	632,967
Impact of stock-based compensation expense after deferred income tax benefit	$308,901	$980,511	$1,289,412
Impact on income per share:
Basic	$0.01	$0.04	$0.06
Fully diluted	$0.01	$0.04	$0.05

There were no options granted in the years ended December 31, 2010 and 2009.  The fair value of options granted for the year ended December 31, 2008 were estimated using the Black-Scholes option pricing model and the following assumptions:

2008

Risk free interest rate	3.20%
Expected life of options	6.50 years
Expected dividend yield	0.00%
Expected volatility	28.5%
Weighted average fair value	$7.76

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Shares

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2010 under the 2004 Equity Incentive Plan.  During the three-year period ended December 31, 2010, Pinnacle Financial awarded 190,718 shares in 2008, 310,773 shares in 2009 and 312,219 shares in 2010 of restricted common stock awards to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the years ended December 31, 2010, 2009, and 2008 follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2007	60,039	$29.94
Shares awarded	190,718	23.30
Restrictions lapsed and shares released to associates/directors	(11,403)	27.56
Shares forfeited	(7,473)	25.20
Unvested at December 31, 2008	231,881	$24.76
Shares awarded	310,733	19.13
Restrictions lapsed and shares released to associates/directors	(39,838)	24.20
Shares forfeited	(21,892)	29.48
Unvested at December 31, 2009	480,884	$21.03
Shares awarded	312,219	14.35
Restrictions lapsed and shares released to associates/directors	(80,328)	18.60
Shares forfeited	(75,231)	22.37
Unvested at December 31, 2010	637,544	$17.63

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2010. The table below reflects the life-to-date activity for these awards:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Withheld for taxes by participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2008	Associates	5	127,095	49,533	5,428	14,475	57,659
2009	Associates	5	173,114	35,852	6,119	14,132	117,011
2010	Associates	5	140,849	175	46	7,500	133,128
2008	Leadership team	10	26,805	6,522	509	-	19,774
Performance Based Awards (3)
2008	Leadership team (4)	3	26,805	-	-	26,805	-
2009	Leadership team (5)	10	92,669	-	-	12,675	79,994
2009	Leadership team	3	30,878	-	-	-	30,878
2010	Leadership team (6)	3	39,250	-	-	-	39,250
2010	Leadership team (5)	10	59,568	-	-	-	59,568
2010	Leadership team (7)	2	58,203	-	-	-	58,203
Outside Director Awards (8)
2008	Outside directors	1	9,763	7,508	1,504	751	-
2009	Outside directors	1	14,112	12,348	1,764	-	-
2010	Outside directors (9)	1	17,199	17,199	-	-	-
___________________
(1)
Groups include our employees (referred to as associates above), our executive managers (referred to as our Leadership Team above) and our outside directors.  Included in the Leadership Team awards noted above are awards to our named executive officers. When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and, subject to the limitations of the CPP, may elect to sell shares to pay the applicable income taxes associated with the award.

(2)
These shares vest in equal annual installments on the anniversary date of the grant. For those grants with a 10 year vesting period, the vesting period for individual awards is equal to ten years or the number of years remaining before an associate reaches the age of 65 whichever is less.

(3)
The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period (or alternatively, the cumulative vesting period), excluding the impact of any merger related expenses.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	These awards were forfeited in February 2011 as a result of 2010 financial performance as well as the Company’s cumulative performance over the last three years.
(5)	These awards include a provision that the shares do not vest if Pinnacle Financial is not profitable for the fiscal year immediately preceding the vesting date.
(6)
The forfeiture restrictions on 19,397 restricted share awards of the 39,250 awards lapse in installments as follows: 66.6% on the second anniversary date should Pinnacle Financial achieve certain earnings and soundness targets, and 33.4% on the third anniversary date should Pinnacle Financial achieve certain earnings and soundness targets in each of these periods (or, alternatively, the cumulative three-year period).

(7)
The forfeiture restriction on 58,203 restricted share awards in 2010 lapse in one lump sum on the second anniversary date of the grant so long as Pinnacle Financial is profitable for the fiscal year immediately preceding the vesting date.

(8)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapsed on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.  All board members who had been granted these restricted shares met their attendance goals with the exception of one board member during 2008 who resigned his board seat and forfeited his restricted share award of 751 shares.

(9)	Represents shares that will be released in February 2011, net of taxes.

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

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2010, follows:

	2010	2009	2008

Stock-based compensation expense (1)	$2,303,720	$1,444,274	$425,050
Income tax benefit	903,749	566,589	166,747
Impact of stock-based compensation expense, net of income tax benefit	$1,399,971	$877,685	$258,303
Impact on income (loss) per share:
Basic	$0.04	$0.03	$0.01
Fully diluted	$0.04	$0.03	$0.01
_________________
(1)
During the years ended December 31, 2010, 2009, and 2008, $149,000, $172,000 and $328,000, respectively, in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.

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

A summary of Pinnacle Financial’s interest rate swaps as of December 31, 2010 is included in the following table (dollars in thousands):

	At December 31, 2010
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$254,048	$(14,441)
Pay variable / receive fixed swaps	254,048	14,639
Total	$508,096	$198

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended, four continuously automatic-renewing three-year employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer.  These agreements, as amended, will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement.  The agreements specify that in certain defined “Terminating Events,” Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses.  These Terminating Events include disability, cause, without cause and other events.  In connection with the CPP, the agreements were modified in 2008 to comply with certain limitations specified in the CPP for payment upon certain terminations of employment.  In 2009, and in connection with the ongoing developments and updated and revised regulations related to executive compensation issued by the U.S. Treasury under the CPP, the four senior executives again waived their right to receive certain benefits from Pinnacle Financial should payment of the benefit be prohibited by the CPP’s limitations on executive compensation at the time of payment would have otherwise been triggered.

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

Note 18.  Related Party Transactions

A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial.  For each of the years in the three-year period ended December 31, 2010, Pinnacle Financial incurred approximately $234,000, $282,000, and $287,000, respectively, in expense for services rendered by this public relations company.  Another former director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.

During 2004, Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (“PCEH”), acquired a 24.5% membership interest in Collateral Plus, LLC.  Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions.  An employee of Pinnacle National also owns a 24.5% interest in Collateral Plus, LLC.  PCEH’s 24.5% ownership of Collateral Plus, LLC resulted in pre-tax earnings of $113,000 in 2010, $309,000 in 2009, and $95,000 in 2008.

Also see Note 6-Loans and Allowance for Loan Losses, concerning loans and other extensions of credit to certain directors, officers, and their related entities and Note 14 – Salary Deferral Plans and Calvary Supplemental Executive Retirement Agreements regarding supplemental retirement agreement obligations to two directors who were formerly directors of Cavalry.

Note 19.  Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.  ASC 820 further requires distinction between assets and liabilities that are measured at fair value on a recurring and nonrecurring basis.  Assets and liabilities that require recurring fair value measurement include items that are typically financial in nature and are recorded at fair value through the financial statements such as available-for-sale securities.  Assets and liabilities fair valued on a nonrecurring basis include items that are initially valued in the financial statements using fair value, but the values are not routinely adjusted, such as impaired assets and other real estate owned.

Assets

Securities available-for-sale – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Impaired loans – A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy.

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

Other real estate owned – Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense.  Other real estate owned is included in Level 3 of the valuation hierarchy.

Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies, loan participation interest rate spreads, and interest rate swap agreements.  The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered.  Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy.  The loan participation interest rate spreads discussed more fully in Note 6 are also included within other assets in Level 3 of the valuation hierarchy. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements.  The fair value of these liabilities is based on information obtained from a third party bank and is reflected within Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value as of December 31, 2010 and 2009, by caption on the consolidated balance sheets and by ASC Topic 820 valuation hierarchy (as described above) (dollars in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of December 31,

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
2010
Investment securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	90,415	-	90,415	-
Mortgage-backed securities	701,262	-	701,262	-
State and municipal securities	211,481	-	211,481	-
Corporate notes and other	11,159	-	11,159	-
	1,014,317		1,014,317
Other investments	2,693	-	-	2,693
Other assets	62,710	-	14,441	48,269
Total assets at fair value	$1,079,720	$-	$1,028,758	$50,962

Other liabilities	$14,639	$-	$14,639	$-
Total liabilities at fair value	$14,639	$-	$14,639	$-

2009
Investment securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	195,428	-	195,428	-
Mortgage-backed securities	517,691	-	517,691	-
State and municipal securities	207,295	-	207,295	-
Corporate notes and other	10,598	-	10,598	-
	931,012		931,012
Other investments	1,999	-	-	1,999
Other assets	57,391	-	9,872	47,519
Total assets at fair value	$990,402	$-	$940,884	$49,518

Other liabilities	$10,054	$-	$10,054	$-
Total liabilities at fair value	$10,054	$-	$10,054	$-

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31,

2010	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Impaired loans, net (1)	$71,906	$-	$-	$71,906
Other real estate owned	59,608	-	-	59,608
	$131,514	$-	$-	$131,514
2009

Impaired loans, net (1)	$105,425	$-	$-	$105,425
Other real estate owned	29,603	-	-	29,603
	$135,028	$-	$-	$135,028
____________________________
(1)	Amount is net of a valuation allowance of $8.9 million and $19.3 million as of December 31, 2010 and 2009, respectively, as required by ASC 310-10, “Receivables.”

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level changes in fair value measurements

In January 2010, the FASB updated ASC 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2.  Previous guidance only required transfer disclosures for Level 3 assets and liabilities.  Pinnacle Financial monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2010, there were no transfers between levels.  The new standard also requires an increased level of disaggregation within asset/liability classes.  Pinnacle Financial has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2010 (including the change in fair value) for financial instruments classified by Pinnacle Financial within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	2010		2009
Twelve months ended December 31, (dollars in thousands)	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$49,518	$—	$48,974	$—
Total realized gains included in income	1,022	—	245	—
Change in unrealized gains (losses) included in other comprehensive income for assets and liabilities still held at December 31	—	—	—	—
Purchases, issuances and settlements, net	422	—	577	—
Transfers in and/or (out) of Level 3	—	—	(278)	—
Fair value, December 31	$50,962	$—	$49,518	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$1,022	$—	$245	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents - The carrying amounts of cash, due from banks, federal funds sold, and short-term discount notes approximate their fair value.

Securities held-to-maturity and available-for-sale - Estimated fair values for securities held-to-maturity are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. This method of estimating fair value does not incorporate the exit-price/market-participant concept of fair value prescribed by ASC 820-10 and generally produces a higher value than an exit approach/market-participant approach.  Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

Mortgage loans held-for-sale - The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.

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

The carrying amounts and estimated fair values of Pinnacle Financial's financial instruments at December 31, 2010 and December 31, 2009 were as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash, due from banks, and Federal funds sold	$188,586	$188,586	$166,602	$166,602
Securities available-for-sale	1,014,317	1,014,317	931,012	931,012
Securities held-to-maturity	4,320	4,412	6,542	6,737
Mortgage loans held-for-sale	16,206	16,206	12,441	12,441
Loans, net	3,129,865	3,184,437	3,471,423	3,477,104
Derivative assets	14,441	14,441	9,872	9,872
Bank owned life insurance	47,724	47,724	46,811	46,811
Other Investments	2,693	2,693	1,999	1,999

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,979,352	$3,974,408	$4,099,064	$4,119,262
Federal Home Loan Bank advances and other borrowings	121,393	126,399	212,655	215,503
Subordinated debt	97,476	75,360	97,476	102,607
Derivative liabilities	14,639	14,639	10,054	10,054

	Notional Amount		Notional Amount
Off-balance sheet instruments:
Commitments to extend credit	$848,023	$-	$946,888	$-
Standby letters of credit	75,172	275	89,732	312
Note 20.  Variable Interest Entities

Effective January 1, 2010, Pinnacle Financial adopted the provisions of ASC Topic 860 and ASC Topic 810. ASC 860, Transfers and Servicing, provides for the removal of the qualifying special purpose entity (QSPE) concept from GAAP, resulting in these entities being considered Variable Interest Entities (VIEs) which must be evaluated for consolidation on and after its effective date. ASC 810, Consolidation, revises the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected benefits of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests.

Under ASC 810, as amended, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the year ended December 31, 2010, has been prepared in accordance with ASC 810.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of the above standards impacted many financial institutions that previously securitized mortgage loans and subsequently sold those loans to a QSPE.  Pinnacle Financial does not securitize loans. Because Pinnacle Financial originates and sells mortgage loans to independent third-party institutions, the elimination of the QSPE concept did not have a material impact on our financial statements and did not result in the consolidation of any QSPE’s.   Further, at December 31, 2010, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs, discussed below.

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

For certain troubled commercial loans, Pinnacle Financial restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. However, Pinnacle Financial does not assume decision-making power or responsibility over the borrower’s operations. Following a debt restructuring, the borrowing entity typically meets the definition of a VIE as the initial determination of whether the entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Pinnacle Financial does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, Pinnacle Financial is exposed to potentially significant benefits and losses of the borrowing entity. Pinnacle Financial has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt to allow for completion of activities which prepare the collateral related to the debt for sale.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of December 31, 2010 (dollars in thousands):

Type	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$4,095	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	Subordinated Debt
Accruing Restructured Commercial Loans	19,907	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A

Note 21.  Regulatory Matters

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (OCC).  Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP.  Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments.  Pursuant to federal banking regulations and due to losses incurred in 2009 and 2010.  Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years.  Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances. Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making such dividend and subordinated debt payments.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2010, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010

Total capital to risk weighted assets:
Pinnacle Financial	$559,296	15.37%	$291,128	8.0%	$367,671	10.0%
Pinnacle National	$487,204	13.41%	$290,589	8.0%	$367,006	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$501,337	13.78%	$145,564	4.0%	$220,603	6.0%
Pinnacle National	$429,328	11.82%	$145,295	4.0%	$220,204	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$501,337	10.70%	$187,463	4.0%	$234,328	5.0%
Pinnacle National	$429,328	9.19%	$186,812	4.0%	$233,514	5.0%

At December 31, 2009

Total capital to risk weighted assets:
Pinnacle Financial	$586,398	14.77%	$317,616	8.0%	not applicable
Pinnacle National	$488,507	12.30%	$317,894	8.0%	$401,483	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$521,256	13.13%	$158,771	4.0%	not applicable
Pinnacle National	$423,321	10.66%	$158,910	4.0%	$240,890	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$521,256	10.65%	$195,831	4.0%	not applicable
Pinnacle National	$423,321	8.65%	$195,672	4.0%	$244,590	5.0%
_____________
(*) Average assets for the above calculations were based on the most recent quarter.

In January 2010, Pinnacle National informally agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. As noted above, Pinnacle National had 9.19% of Tier 1 capital to average assets and 13.41% of total capital to risk-weighted assets at December 31, 2010.  Pinnacle Financial contributed approximately $25 million to Pinnacle National as of the quarter ended June 30, 2010. At December 31, 2010, Pinnacle Financial has $64.1 million of cash available, if required, for further capital support of Pinnacle National.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010:

CONDENSED BALANCE SHEETS

	2010	2009
Assets:
Cash and cash equivalents	$64,144,219	$99,847,913
Investments in consolidated subsidiaries	690,046,284	686,710,164
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	928,000
Other investments	2,693,315	1,999,123
Current income tax receivable	10,365,547	7,613,652
Other assets	5,822,711	4,256,269
	$775,548,076	$802,903,121
Liabilities and stockholders’ equity:
Income taxes payable to subsidiaries	$15,548,096	$19,344,038
Subordinated debt and other borrowings	82,476,000	82,476,000
Other liabilities	66,694	62,902
Stockholders’ equity	677,457,286	701,020,181
	$775,548,076	$802,903,121

CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008
Revenues – Interest income	$1,054,997	$364,501	$242,546
Expenses:
Interest expense – subordinated debentures	2,749,085	3,318,982	5,470,827
Stock-based compensation expense	3,981,013	3,251,003	2,347,429
Other expense	702,729	888,709	442,654
Loss before income taxes and equity in undistributed (loss) income of subsidiaries	(6,377,829)	(7,094,193)	(8,018,364)
Income tax benefit	(2,125,035)	(2,420,852)	(3,021,794)
Loss before equity in undistributed income of subsidiaries and accretion on preferred stock discount	(4,252,794)	(4,673,341)	(4,996,570)
Equity in undistributed income (loss) of subsidiaries	(20,047,698)	(30,826,626)	35,870,488
Net income (loss)	(24,300,492)	(35,499,967)	30,873,918
Preferred stock dividends	4,815,972	4,815,972	263,889
Accretion on preferred stock discount	1,326,049	1,113,986	45,451
Net income (loss) available to common stockholders	$(30,442,514)	$(41,429,925)	$30,564,578

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008
Operating activities:
Net income (loss)	$(24,300,492)	$(35,499,967)	$30,873,918
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock-based compensation expense	3,981,013	3,251,003	2,347,429
Loss (gain) on other investments	(272,116)	126,181	253,153
Decrease in income tax payable, net	12,796,200	(6,996,798)	(1,171,651)
(Increase) decrease in other assets	(2,408,735)	(3,345,104)	2,839,142
Increase (decrease) in other liabilities	(19,339,542)	19,098,558	(1,104,509)
Excess tax benefit from stock compensation	(16,776)	(53,538)	(875,114)
Deferred tax benefit	842,294	1,161,845	3,818,553
Equity in undistributed (income) loss of subsidiaries	20,047,698	30,826,626	(35,870,488)
Net cash provided (used) by operating activities	(8,670,458)	8,568,806	1,110,433
Investing activities:
Investment in consolidated subsidiaries:
Banking subsidiaries	(25,000,000)	(80,787,000)	(54,975,000)
Other subsidiaries	(200,000)	(100,000)	(250,000)
Investments in other entities	(422,076)	(576,689)	(546,633)
Net cash used by investing activities	(25,622,076)	(81,463,689)	(55,771,633)
Financing activities:
Net increase (decrease) in borrowings from line of credit	-	(18,000,000)	9,000,000
Exercise of common stock warrants	285,000	300,000	250,000
Exercise of common stock options	3,037,064	666,034	3,403,457
Preferred dividends paid	(4,750,000)	(4,393,751)	-
Excess tax benefit from stock compensation arrangements	16,776	53,538	875,114
Issuance of common stock, net of offering costs	-	109,027,785	21,454,758
Issuance of preferred stock, net of offering costs	-	-	94,937,935
Net cash (used in) provided by financing activities	(1,411,160)	87,653,606	129,921,264
Net increase (decrease) in cash	(35,703,694)	14,758,723	75,260,064
Cash and cash equivalents, beginning of year	99,847,913	85,089,190	9,829,126
Cash and cash equivalents, end of year	$64,144,219	$99,847,913	$85,089,190

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.  Pinnacle National did not pay any dividends to Pinnacle Financial during 2010.  During each of the years ended in the two-year period December 31, 2009, Pinnacle National paid dividends of $8,213,000 and $5,025,000, respectively, to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2010 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2010
Interest income	$52,690	$50,929	$50,650	$49,079
Net interest income	36,560	35,697	36,060	36,056
Provision for loan losses	13,226	30,509	4,789	5,171
Net income (loss) before taxes	(4,347)	(20,734)	2,091	3,098
Net income (loss)	(3,822)	(26,364)	2,091	3,796
Net income (loss) available to common stockholders	(5,368)	(27,871)	549	2,248
Basic net income (loss) per share available to common stockholders	$(0.16)	$(0.85)	$0.02	$0.07
Diluted net income (loss) per share per share available to common stockholders	$(0.16)	$(0.85)	$0.02	$0.07

2009
Interest income	$49,518	$50,028	$52,442	$53,727
Net interest income	28,700	30,512	34,548	37,030
Provision for loan losses	13,610	65,320	22,134	15,694
Net income (loss) before taxes	2,983	(54,813)	(7,130)	(5,935)
Net income (loss)	2,090	(31,776)	(3,347)	(2,467)
Net income (loss) available to common stockholders	643	(33,247)	(4,852)	(3,977)
Basic net income (loss) per share available to common stockholders	$0.03	$(1.33)	$(0.15)	$(0.12)
Diluted net income (loss) per share per share available to common stockholders	$0.03	$(1.33)	$(0.15)	$(0.12)

2008
Interest income	$52,161	$48,774	$51,873	$53,273
Net interest income	27,359	27,682	29,282	29,892
Provision for loan losses	1,591	2,787	3,125	3,710
Net income before taxes	8,644	10,878	12,083	11,636
Net income	6,065	7,961	8,795	8,053
Net income available to common stockholders	6,065	7,961	8,795	7,744
Basic net income per share available to common stockholders	$0.27	$0.36	$0.38	$0.33
Diluted net income per share per share available to common stockholders	$0.26	$0.34	$0.36	$0.31

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial’s internal control over financial reporting is set forth on page 58 of this Annual Report on Form 10-K.  The report of Pinnacle Financial’s independent registered public accounting firm on Pinnacle Financial’s internal control over financial reporting is set forth on page 60 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2011 under the headings “Corporate Governance-Code of Conduct,” “Proposal #1 Election of Directors-Audit Committee,” “Proposal #1 Election of Directors-Nominees for Election to the Board,” “Executive Management Information,” “Section 16A Beneficial Ownership Reporting Compliance” and “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2011 under the heading, “Proposal #1 Election of the Directors-Director Compensation,” “Executive Compensation” and “Human Resources and Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item regarding security ownership of certain beneficial owners management and will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2011 under the headings, “Security Ownership of Certain Beneficial Owners and Management,” and are incorporated herein by reference.

The following table summarizes information concerning the Company's equity compensation plans at December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
2000 Stock Incentive Plan	499,923	$6.68	—
2004 Equity Incentive Plan	1,055,539	$26.72	717,027
1999 Cavalry Bancorp, Inc. Stock Option Plan	23,788	$10.81	—
Bank of the South 2001 Stock Option Plan	35,596	$19.40	—
PrimeTrust Bank 2001 Statutory-Non-Statutory Stock Option Plan	22,590	$9.07	—
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	56,924	$12.91	—
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	101,426	$15.78	82,763
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,795,786	$19.51	799,790

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2011 under the headings, “Security Ownership of Certain Beneficial Owners and Management-Certain Relationships and Related Transactions,” and “Corporate Governance-Director Independence” and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2011 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

3.1.1	Amended and Restated Charter (3)
3.1.2	Articles of amendment to the amended and restated Charter (27)
3.2	Bylaws (4)
4.1.1	Specimen Common Stock Certificate (5)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
4.2	Series A Preferred Stock Certificate (6)
10.1	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)
10.2	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *
10.3	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (5) *
10.4	Form of Restricted Stock Award Agreement (7)
10.5	Form of Incentive Stock Option Agreement (7)
10.6	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (9) *
10.7	Form of Restricted Stock Agreement for non-employee directors (10) *
10.8	Form of Non-Qualified Stock Option Agreement (11) *
10.9	Employment Agreement dated as of March 14, 2006 by and among Pinnacle Financial Partners, Inc., Pinnacle National Bank and Harold R. Carpenter (12) *
10.10	Calvary Bancorp, Inc. 1999 Stock Option Plan (13) *
10.11	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (13) *
10.12	Form of Non-Qualified Stock Option Agreement (13)*
10.13	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (13) *
10.14	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (13) *
10.15	Form of Restricted Stock Award Agreement (14) *
10.16	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (15)
10.17	Form of Restricted Stock Award Agreement (16) *
10.18	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (17) *
10.19	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (17) *
10.20	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (17) *
10.21	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (17) *
10.22	Bank of the South 2001 Stock Option Plan (17)
10.23	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (17) *
10.24	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (17) *
10.25	Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (17) *
10.26	Amendment No. 1 to Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (25) *
10.27	Revolving Credit Agreement by and between Pinnacle Financial Partners, Inc. and SunTrust Bank dated February 28, 2008 (18)
10.28	Pinnacle Financial Partners, Inc. Stock Purchase Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (19)
10.29	Registration Rights Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008. (19)
10.30	Subordinated Capital Note Series 2008-1 Note Purchase/Loan Agreement by and between Pinnacle National Bank and SunTrust Bank dated August 5, 2008 (20)
10.31	Pinnacle National Bank Subordinated Capital Note Series 2008-1 dated August 5, 2008 (20)
10.32	Securities Purchase Agreement by and between the United States Department of the Treasury and Pinnacle Financial Partners, Inc. dated December 12, 2008 (6)
10.33	Warrant to purchase 534,910 shares of Common Stock of Pinnacle Financial Partners, Inc. (6)
10.34	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated December 12, 2008* (21)
10.35	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated December 12, 2008*(21)
10.36	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated December 12, 2008*(21)

10.37	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated December 12, 2008 (21) *
10.38	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Charles B. McMahan dated December 12, 2008 (21) *
10.39	2009 Named Executive Officer Compensation Summary(26) *
10.40	Amendment No. 5 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (22)
10.41	2009 Annual Cash Incentive Plan (23) *
10.42	2010 Annual Cash Incentive Plan (24) *
10.43	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated November 24, 2009 (26) *
10.44	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated November 24, 2009(26) *
10.45	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated November 24, 2009 (26) *
10.46	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated November 24, 2009 (26) *
10.47	Bonus Agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009 (26) *
10.48	Loan Agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009 (26) *
10.49	2010 Named Executive Officer Compensation Summary*
10.50	2010 TARP CPP Executive Officer Performance Vested Restricted Stock Agreement (24)
10.51	2010 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (24)
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program
99.2	Certification of the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program

(*)   Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.
(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.
(3)	Registrant hereby incorporates by reference to Registrant’s Form 8-A/A filed on January 12, 2009.
(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 26, 2009.
(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).
(6)	Registrant hereby incorporates by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2008.
(7)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2004 as filed with the SEC on February 28, 2005.
(9)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.
(10)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.
(11)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.
(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 20, 2006.
(13)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.
(14)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.
(15)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.
(16)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.
(17)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.
(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 5, 2008.
(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on July 18, 2008.
(20)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 5, 2008.
(21)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on February 19, 2009.
(22)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 27, 2009.
(23)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 6, 2009.

(24)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2010.
(25)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 21, 2009.
(26)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on February 26, 2010.
(27)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K Filed on March 25, 2010.

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 23, 2011		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 23, 2011
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 23, 2011
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 23, 2011
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Sue R. Atkinson	Director	February 23, 2011
Sue R. Atkinson

/s/ H. Gordon Bone	Director	February 23, 2011
H. Gordon Bone

/s/ Gregory L. Burns	Director	February 23, 2011
Gregory L. Burns

/s/ James C. Cope	Director	February 23, 2011
James C. Cope

Colleen Conway-Welch	Director	February 23, 2011
Colleen Conway-Welch

/s/ William H. Huddleston	Director	February 23, 2011
William H. Huddleston

Ed C. Loughry, Jr.	Director	February 23, 2011
Ed C. Loughry, Jr.

/s/ David Major	Director	February 23, 2011
David Major

/s/ Hal N. Pennington	Director	February 23, 2011
Hal N. Pennington

/s/ Dale W. Polley	Director	February 23, 2011
Dale W. Polley

Wayne J. Riley	Director	February 23, 2011
Wayne J. Riley

/s/ Gary Scott	Director	February 23, 2011
Gary Scott