Form 10-Q
period 2011-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2011-05-05
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 000-31225

, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1812853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Third Avenue South, Suite 800, Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2011 there were 34,136,278 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2011

FORWARD-LOOKING STATEMENTS

Certain of the statements in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the reduction of Pinnacle Financial’s loan balances, and conversely, the inability of Pinnacle Financial to ultimately grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the impact of governmental restrictions on entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); (xiv) further deterioration in the valuation of other real estate owned; (xv) inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; (xvi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (xvii) Pinnacle Financial recording a change in the valuation allowance related to its deferred tax asset. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011, as updated in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and noninterest-bearing due from banks	$54,182,339	$40,154,247
Interest-bearing due from banks	71,352,180	140,647,481
Federal funds sold	15,236,156	7,284,685
Short-term discount notes	-	499,768
Cash and cash equivalents	140,770,675	188,586,181

Securities available-for-sale, at fair value	980,934,694	1,014,316,831
Securities held-to-maturity (fair value of $3,336,765 and $4,411,856 at March 31, 2011 and December 31, 2010, respectively)	3,265,497	4,320,486
Mortgage loans held-for-sale	8,781,289	16,206,034

Loans	3,217,429,627	3,212,440,190
Less allowance for loan losses	(78,987,905)	(82,575,235)
Loans, net	3,138,441,722	3,129,864,955

Premises and equipment, net	81,532,475	82,374,228
Other investments	42,649,837	42,282,255
Accrued interest receivable	16,518,216	16,364,573
Goodwill	244,083,193	244,090,311
Core deposits and other intangible assets	9,989,201	10,705,105
Other real estate owned	55,999,915	59,608,224
Other assets	98,023,877	100,284,697
Total assets	$4,820,990,591	$4,909,003,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$608,428,298	$586,516,637
Interest-bearing	614,171,897	573,670,188
Savings and money market accounts	1,549,354,342	1,596,306,386
Time	959,928,728	1,076,564,179
Total deposits	3,731,883,265	3,833,057,390
Securities sold under agreements to repurchase	165,132,330	146,294,379
Federal Home Loan Bank advances	111,350,749	121,393,026
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	3,951,497	5,197,925
Other liabilities	29,970,374	28,127,875
Total liabilities	4,139,764,215	4,231,546,595
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at March 31, 2011, and December 31, 2010	91,094,656	90,788,682
Common stock, par value $1.00; 90,000,000 shares authorized; 34,132,256 issued and outstanding at March 31, 2011 and 33,870,380 issued and outstanding at December 31, 2010	34,132,256	33,870,380
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	532,311,827	530,829,019
Retained earnings	15,007,452	12,996,202
Accumulated other comprehensive income, net of taxes	5,331,783	5,624,600
Total stockholders’ equity	681,226,376	677,457,285
Total liabilities and stockholders’ equity	$4,820,990,591	$4,909,003,880

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$38,353,481	$41,075,107
Securities:
Taxable	6,360,899	9,087,588
Tax-exempt	1,935,888	2,050,253
Federal funds sold	574,006	477,142
Total interest income	47,224,274	52,690,090

Interest expense:
Deposits	9,424,241	13,463,815
Securities sold under agreements to repurchase	381,569	552,313
Federal Home Loan Bank advances and other borrowings	1,397,831	2,114,055
Total interest expense	11,203,641	16,130,183
Net interest income	36,020,633	36,559,907
Provision for loan losses	6,139,138	13,225,920
Net interest income after provision for loan losses	29,881,495	23,333,987

Noninterest income:
Service charges on deposit accounts	2,261,457	2,365,311
Investment services	1,508,086	1,236,383
Insurance sales commissions	1,049,232	1,099,019
Trust fees	729,988	896,573
Gain on loans sold, net	609,377	562,598
Net (loss) gain on sale of investment securities	(159,103)	364,550
Other noninterest income	2,325,020	1,961,212
Total noninterest income	8,324,057	8,485,646

Noninterest expense:
Salaries and employee benefits	17,923,622	17,004,526
Equipment and occupancy	5,006,710	5,366,187
Other real estate expense	4,334,118	5,402,153
Marketing and other business development	753,751	753,918
Postage and supplies	489,877	733,539
Amortization of intangibles	715,904	746,001
Other noninterest expense	5,476,846	6,160,231
Total noninterest expense	34,700,828	36,166,555
Income (loss) before income taxes	3,504,724	(4,346,922)
Income tax expense (benefit)	-	(523,697)
Net income (loss)	3,504,724	(3,823,225)
Preferred stock dividends	1,187,500	1,187,500
Accretion on preferred stock discount	305,974	357,994
Net income (loss) available to common stockholders	$2,011,250	$(5,368,719)
Per share information:
Basic net income (loss) per common share available to common stockholders	$0.06	$(0.16)
Diluted net income (loss) per common share available to common stockholders	$0.06	$(0.16)
Weighted average shares outstanding:
Basic	33,366,053	32,558,016
Diluted	34,013,810	32,558,016

See accompanying notes to consolidated financial statements.

 PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Common Stock
	Preferred Stock Amount	Shares	Amount	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholders’ Equity

Balances, December 31, 2009	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	70,573	70,573	-	636,726	-	-	707,299
Issuance of restricted common shares, net of forfeitures	-	258,705	258,705	-	(258,705)	-	-	-
Restricted shares withheld for taxes	-	(7,879)	(7,879)	-	(107,011)	-	-	(114,890)
Compensation expense for restricted shares	-	-	-	-	741,573	-	-	741,573
Compensation expense for stock options	-	-	-	-	444,496	-	-	444,496
Accretion on preferred stock dividend	357,994	-	-	-	-	(357,994)	-	-
Preferred dividends paid	-	-	-	-	-	(1,187,500)	-	(1,187,500)
Comprehensive income (loss):
Net loss	-	-	-	-	-	(3,823,225)	-	(3,823,225)
Net unrealized gains on securities available-for-sale, net of deferred tax benefit of $1,596,494	-	-	-	-	-	-	2,473,080	2,473,080
Total comprehensive loss								(1,350,145)
Balances, March 31, 2010	$89,820,627	33,351,118	$33,351,118	$3,348,402	$525,823,682	$38,004,024	$9,913,161	$700,261,014

Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options, and related tax benefits	-	106,730	106,730	-	610,337	-	-	717,067
Issuance of restricted common shares, net of forfeitures	-	165,822	165,822	-	(165,822)	-	-	-
Issuance of Salary Stock Units	-	6,169	6,169	-	90,886	-	-	97,055
Restricted shares withheld for taxes	-	(16,845)	(16,845)	-	(230,892)	-	-	(247,737)
Compensation expense for restricted shares	-	-	-	-	808,207	-	-	808,207
Compensation expense for stock options	-	-	-	-	370,092	-	-	370,092
Accretion on preferred stock discount	305,974	-	-	-	-	(305,974)	-	-
Preferred dividends paid	-	-	-	-	-	(1,187,500)	-	(1,187,500)
Comprehensive income (loss):
Net income	-	-	-	-	-	3,504,724	-	3,504,724
Net unrealized losses on securities available-for-sale, net of deferred tax benefit of $115,000	-	-	-	-	-	-	(292,817)	(292,817)
Total comprehensive income								3,211,907
Balances, March 31, 2011	$91,094,656	34,132,256	$34,132,256	$3,348,402	$532,311,827	$15,007,452	$5,331,783	$681,226,376

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$3,504,724	$(3,823,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	2,102,529	1,051,879
Depreciation and amortization	2,795,884	2,875,880
Provision for loan losses	6,139,138	13,225,920
Gain on loan sales, net	(609,377)	(562,598)
Loss (gain) on sale of investment securities, net	159,103	(364,550)
Stock-based compensation expense	1,275,354	1,186,069
Deferred tax expense (benefit)	-	(1,529,004)
Losses on foreclosed real estate and other investments	3,297,185	4,819,280
Excess tax benefit from stock compensation	(7,117)	(2,321)
Mortgage loans held for sale:
Loans originated	(62,944,534)	(70,806,622)
Loans sold	70,980,585	72,195,961
Decrease in other assets	8,577,073	8,397,287
Increase (decrease) in other liabilities	595,804	11,182,734
Net cash provided by operating activities	35,866,351	37,846,690

Investing activities:
Activities in securities available-for-sale:
Purchases	(49,158,590)	(161,445,670)
Sales	19,277,990	30,431,826
Maturities, prepayments and calls	60,713,289	79,906,149
Activities in securities held-to-maturity:
Sales	-	954,389
Maturities, prepayments and calls	1,049,999	1,764,999
Decrease (increase) in loans, net	(21,304,654)	62,168,779
Purchases of premises and equipment	(975,525)	(4,003,674)
Other investments	(238,101)	(927,235)
Net cash provided by investing activities	9,364,408	8,849,563

Financing activities:
Net (decrease) increase in deposits	(101,153,661)	12,846,742
Net (decrease) increase in securities sold under agreements to repurchase	18,837,951	(74,976,494)
Advances from Federal Home Loan Bank:
Issuances	-	70,000,000
Payments	(10,019,502)	(125,295,583)
Preferred dividends paid	(1,187,500)	(1,187,500)
Exercise of common stock options and stock appreciation rights	469,330	592,409
Excess tax benefit from stock compensation	7,117	2,321
Net cash used in financing activities	(93,046,265)	(118,018,105)
Net increase in cash and cash equivalents	(47,815,506)	(71,321,852)
Cash and cash equivalents, beginning of period	188,586,181	166,602,074
Cash and cash equivalents, end of period	$140,770,675	$95,280,222

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National.)  Pinnacle National is a commercial bank headquartered in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2010 Annual Report previously filed on Form 10-K.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the determination of any impairment of intangible assets, including goodwill, the valuation of other real estate owned, the determination of the valuation of deferred tax assets, and the valuation of our investment portfolio including other-than-temporary impairment.

Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding.  Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At March 31, 2011 and December 31, 2010, net deferred loan fees of $348,000 and $579,000, respectively, were included in loans on the accompanying consolidated balance sheets.

Loans are charged off when management believes that the full collectability of the loan is unlikely.  As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which often is determined when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current income.  Interest income is subsequently recognized only to the extent cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis.  A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques.  Past due status is determined based on the contractual due date per the underlying loan agreement.

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans.  At December 31, 2010 and at March 31, 2011, there were no loans classified as nonaccrual that were not also deemed to be impaired.  A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $250,000 or more are subject to individual identification for impairment.  Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off.   Changes to the valuation allowance are recorded as a component of the provision for loan losses.  Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses.  For loans less than $250,000, Pinnacle Financial assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $250,000.  In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements.  At March 31, 2011, the principal balance of these small impaired loans was $8.8 million, which represented 11.5% of all impaired loans.  Pinnacle Financial does not have any loan portfolios that are collectively evaluated for impairment such as credit card or automobile portfolios.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Allowance for Loan Losses —The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

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

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments:  commercial, commercial real estate, small business lending, consumer and consumer real estate.  Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.  Prior to 2010, because of Pinnacle Financial’s limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of our proprietary historical loan loss migration analysis into our determination of the allowance for loan losses.  We believe the increased emphasis on our historical loss experience metrics provides a better estimate of losses inherent in our portfolio.  This refinement of our methodology did not result in a material change in our allowance.

The allowance allocation for commercial, commercial real estate loans and small business lending begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based our historical loss experience adjusted for current factors and industry loss factors.  Our historical loss experience is based on a migration analysis of all loans that were charged-off during prior years.  The migration analysis was based on an eight quarter look-back to capture the recent loan loss experience of the firm.  In this current economic environment, the eight quarter look-back is indicative of the risks inherent in our loan portfolio.  As we move through the economic cycle, we will continue to monitor our look-back period to capture the inherent risks in our portfolio. The migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial, commercial real estate and small business lending portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 5.6% of the allowance for loan losses at March 31, 2011 compared to 6.8% of allowance for loan losses at December 31, 2010.  As of March 31, 2011 and December 31, 2010, the environmental allocation was 0.15% and 0.19%, respectively, of the outstanding principal balance of commercial, commercial real estate and small business loans and 0.13% and 0.16%, respectively, of consumer and consumer real estate loans.  The decrease in the environmental allocation between the two periods is based on our analysis of the above factors as of both balance sheet dates.

The assessment also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the volatility of the local economies in the markets we serve and imprecision in our credit risk ratings process.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2011 and 2010 was as follows:

	For the three months ended March 31,
	2011	2010
Cash Transactions:
Interest paid	$12,493,306	$16,474,470
Income taxes received	-	8,189,745
Noncash Transactions:
Loans charged-off to the allowance for loan losses	11,658,354	15,746,176
Loans foreclosed upon and transferred to other real estate owned	6,401,209	6,346,272

Income (Loss) Per Common Share — Basic net income (loss) per share available to common stockholders (EPS) is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Weighted average common shares outstanding for the period include restricted shares that have been issued to associates and outside directors.  Weighted average common shares outstanding also include salary stock units issued to the named executive officers.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants and restricted shares with performance based criteria. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares with performance based criteria is reflected in diluted EPS by application of the treasury stock method.

As of March 31, 2011, there were approximately 1,667,700 stock options and 8,200 stock appreciation rights outstanding to purchase common shares.  Additionally, as of March 31, 2011, there were outstanding warrants to purchase 267,455 shares of Pinnacle Financial common stock.  These warrants were issued in conjunction with Pinnacle Financial’s participation in the U.S. Treasury’s Capital Purchase Program (CPP) as more fully discussed in Note 2. For the three months ended March 31, 2011, approximately 647,757 dilutive stock options, stock appreciation rights and warrants were included in the earnings per share calculation.  As of March 31, 2010, there were 2,050,000 stock options and 10,000 stock appreciation rights outstanding to purchase common shares.  Additionally, as of March 31, 2010, there were outstanding warrants to purchase 552,455 of common shares of Pinnacle Financial common stock.  Due to the net loss attributable to common stockholders for the three months ended March 31, 2010, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on the loss per share.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of the basic and diluted earnings per share calculations for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
Basic earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$2,011,250	$(5,368,719)

Denominator - Average common shares outstanding	33,366,053	32,558,016
Basic income (loss) per share available to common stockholders	$0.06	$(0.16)

Diluted earnings per share calculation:
Numerator – Net income (loss) available to common stockholders	$2,011,250	$(5,368,719)

Denominator - Average common shares outstanding	33,366,053	32,558,016
Dilutive shares contingently issuable	647,757	-
Average diluted common shares outstanding	34,013,810	32,558,016
Diluted net income (loss) per share available to common stockholders	$0.06	$(0.16)

Recently Issued Accounting Pronouncement — In April 2011, FASB issued ASU No. 2011-02 A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered troubled debt restructurings. Pinnacle Financial is continuing to evaluate the impact of adoption of this ASU.

Note 2. Participation in U.S. Treasury Capital Purchase Program and Private Placement of Common Stock

On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the Treasury for $95 million pursuant to the Treasury’s Capital Purchase Program (CPP) under the Troubled Assets Relief Program (TARP).  The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.  Pinnacle Financial can redeem the preferred shares issued to the Treasury under the CPP at any time subject to a requirement that it must consult with its primary federal regulators before redemption.  Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the Treasury as a condition to its participation in the CPP.  The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109 million.  As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. government agency securities	$80,575,837	$242,611	$363,235	$80,455,213
Mortgage-backed securities	671,360,062	14,920,892	1,375,054	684,905,900
State and municipal securities	201,251,903	4,847,341	1,200,113	204,899,131
Corporate notes and other	9,908,884	766,173	607	10,674,450
	$963,096,686	$20,777,017	$2,939,009	$980,934,694
Securities held-to-maturity:
State and municipal securities	3,265,497	80,141	8,873	3,336,765
	$3,265,497	$80,141	$8,873	$3,336,765

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Government agency securities	$90,214,825	$487,320	$286,707	$90,415,438
Mortgage-backed securities	686,938,731	16,742,783	2,419,943	701,261,571
State and municipal securities	208,562,713	4,580,704	1,662,378	211,481,039
Corporate notes and other	10,474,074	761,487	76,778	11,158,783
	$996,190,343	$22,572,294	$4,445,806	$1,014,316,831
Securities held-to-maturity:
State and municipal securities	4,320,486	104,643	13,273	4,411,856
	$4,320,486	$104,643	$13,273	$4,411,856

During the quarter ended March 31, 2011, Pinnacle Financial realized approximately $612,000 in gains and $365,000 in losses from the sale of $19.0 million of available-for-sale securities. These sales were mortgage backed securities where the resulting balance had been paid down to minimal amounts and municipal  securities that had fallen outside of the parameters of our Asset/Liability policy due to a change in the quality of the security.  During the three months ended March 31, 2010, Pinnacle Financial realized approximately $611,000 in gains and $246,000 in losses from the sale of $30.4 million of available-for-sale securities and approximately $954,000 of held-to-maturity securities.  During the first quarter of 2011, Pinnacle Financial determined that an available-for-sale security was other-than-temporarily impaired as the credit worthiness of the security had deteriorated. This resulted in a $406,000 impairment charge during the first quarter of 2011 which offset the net gain on the sale of investment securities.

At March 31, 2011, approximately $806.7 million of Pinnacle Financial’s investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of March 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,235,552	$3,266,885	$2,056,641	$2,092,883
Due in one year to five years	52,399,353	53,103,379	1,208,856	1,243,882
Due in five years to ten years	122,022,968	125,422,181	-	-
Due after ten years	114,078,751	114,236,349	-	-
Mortgage-backed securities	671,360,062	684,905,900	-	-
	$963,096,686	$980,934,694	$3,265,497	$3,336,765

At March 31, 2011 and December 31, 2010, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2011:

U.S. government agency securities	$40,473,544	$363,235	$-	$-	$40,476,544	$363,235
Mortgage-backed securities	209,261,775	1,374,435	254,178	619	209,515,953	1,375,054
State and municipal securities	45,926,967	891,968	4,204,042	317,018	50,131,009	1,208,986
Corporate notes	257,545	607	-	-	257,545	607
Total temporarily-impaired securities	$295,919,831	$2,630,245	$4,458,220	$317,637	$300,378,051	$2,947,882

At December 31, 2010:

U.S. government agency securities	$22,011,159	$286,707	$-	$-	$22,011,159	$286,707
Mortgage-backed securities	275,389,573	2,418,995	225,984	948	275,615,557	2,419,943
State and municipal securities	53,420,235	880,615	6,979,207	795,036	60,399,442	1,675,651
Corporate notes	258,282	823	424,046	75,955	682,328	76,778
Total temporarily-impaired securities	$351,079,249	$3,587,140	$7,629,237	$871,939	$358,708,486	$4,459,079

The applicable date for determining when securities are in an unrealized loss position is March 31, 2011.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period which would result in the security being classified in the “Investments with an unrealized loss of less than 12 months” category above.

The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case by case basis.  As noted in the table above, at March 31, 2011, Pinnacle Financial had unrealized losses of $2.9 million on $300.4 million of available-for-sale securities. Because Pinnacle Financial does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

The carrying values of Pinnacle Financial’s investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies our loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

The composition of loans by primary loan classification as well as impaired and performing loan status at March 31, 2011 and December 31, 2010 is summarized in the table below (in thousands):

	Performing Loans		Impaired Loans		Total Loans
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Commercial real estate – mortgage	$1,092,055	$1,082,073	$10,478	$12,542	$1,102,533	$1,094,615
Consumer real estate – mortgage	685,987	696,452	12,706	9,035	698,693	705,487
Construction and land development	263,798	287,747	36,899	43,514	300,697	331,261
Commercial and industrial	1,032,174	997,351	15,580	14,740	1,047,754	1,012,091
Consumer and other	67,048	67,954	705	1,032	67,753	68,986
	$3,141,062	$3,131,577	$76,368	$80,863	$3,217,430	$3,212,440

The following table shows the allowance allocation by loan classification for impaired and performing loans at March 31, 2011 and December 31, 2010 (in thousands):

	Performing Loans		Impaired Loans		Total Allowance for Loan Losses
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Commercial real estate – mortgage	$21,500	$19,076	$100	$176	$21,600	$19,252
Consumer real estate – mortgage	9,669	9,330	392	568	10,061	9,898
Construction and land development	15,828	15,297	2,093	3,825	17,921	19,122
Commercial and industrial	16,264	17,428	3,445	3,998	19,709	21,426
Consumer and other	1,377	1,484	41	390	1,418	1,874
Unallocated	8,279	11,003	-	-	8,279	11,003
	$72,917	$73,618	$6,071	$8,957	$78,988	$82,575

The following table details the changes in the allowance for loan losses from December 31, 2010 to March 31, 2011 and December 31, 2009 to December 31, 2010 by loan classification (in thousands):

	For the quarter ended March 31, 2011
	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Beginning balance	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(263)	(702)	(1,222)	(8,712)	(759)	-	(11,658)
Recovery of previously charged-off loans	81	105	805	884	57	-	1,932
Provision for loan losses	2,530	760	(784)	6,111	246	(2,724)	6,139
Ending balance	$21,600	$10,061	$17,921	$19,709	$1,418	$8,279	$78,988

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the year ended December 31, 2010
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

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter.  The level of the allowance is based upon evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

 Commercial loans receive risk ratings by the assigned financial advisor that are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by our primary regulator.  At March 31, 2011, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the loan.  However, certain consumer real estate-mortgage loans and certain consumer and other loans do receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer.  At least annually and in many cases twice per year, our credit policy requires that each risk-rated loan is subject to a formal credit risk review to be performed by the respective loan officer.  Each loan grade is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews of at least 70% of our risk rated portfolio annually.  Included in the 70% coverage are independent loan reviews of loans in targeted portfolio segments such as certain consumer loans, land loans, loans assigned to a particular lending officer and/or loan types in certain geographies.

The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category.  Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each loan classification categorized into each risk rating class as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Pass	Special Mention	Substandard	Substandard-Impaired	Doubtful-Impaired	Total Loans
Commercial real estate – mortgage	$966,948	$50,633	$74,473	$9,485	$994	$1,102,533
Consumer real estate – mortgage	652,652	13,090	20,245	8,766	3,940	698,693
Construction and land development	180,542	31,699	51,557	36,672	227	300,697
Commercial and industrial	960,718	32,551	38,905	14,619	961	1,047,754
Consumer and other	66,251	72	726	564	140	67,753
	$2,827,111	$128,045	$185,906	$70,106	$6,262	$3,217,430

	December 31, 2010
	Pass	Special Mention	Substandard	Substandard-Impaired	Doubtful-Impaired	Total Loans
Commercial real estate – mortgage	$947,593	$46,520	$87,960	$11,351	$1,191	$1,094,615
Consumer real estate – mortgage	661,234	12,384	22,834	4,622	4,413	705,487
Construction and land development	188,470	29,670	69,607	43,203	311	331,261
Commercial and industrial	918,414	13,511	65,426	13,347	1,393	1,012,091
Consumer and other	66,916	65	973	879	153	68,986
	$2,782,627	$102,150	$246,800	$73,402	$7,461	$3,212,440

The information presented above for December 31, 2010 has been reclassified from the presentation in Form 10-K to conform to the March 31, 2011 presentation. Consumer loans previously classified as performing have been further classified into special mention and substandard.

At March 31, 2011 and December 31, 2010, there were no loans classified as nonaccrual that were not deemed to be impaired. At March 31, 2011 and December 31, 2010, all impaired loans were on nonaccruing interest status.  The principal balance of these nonaccrual loans amounted to $76,368,000 and $80,863,000 at March 31, 2011 and December 31, 2010, respectively and are included in the table above.  For the three months ended March 31, 2011 the average balance of impaired loans was $78,616,000 as compared to $108,426,000 for the twelve months ended December 31, 2010.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $1,639,000 and $2,625,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.  Pinnacle Financial’s policy is that once a loan is classified as impaired and placed on nonaccrual status, interest income is subsequently recognized to the extent cash payments are received while the loan is classified as nonaccrual, but is reviewed on a case-by-case basis.  Pinnacle Financial recognized $177,000 and $1,340,000 of interest income from cash payments received during the quarter end March 31, 2011 and the year end December 31, 2010 while the underlying loans were placed on impaired status.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our impaired loans at March 31, 2011 and December 31, 2010 by loan category and the amount of interest income recognized on these loans that remain on our balance sheet on a cash basis throughout the quarter and year then ended, respectively (dollars in thousands):

	At March 31, 2011			For the quarter ended March 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Impaired loans with no recorded allowance:
Commercial real estate – mortgage	$9,386	$15,956	$-	$15,917	$22
Consumer real estate – mortgage	8,606	17,009	-	17,056	19
Construction and land development	27,220	33,592	-	33,848	22
Commercial and industrial	2,425	6,951	-	7,064	66
Consumer and other	252	412	-	412	-
Total	$47,889	$73,920	$-	$74,297	$129

Impaired loans with a recorded allowance:
Commercial real estate – mortgage	$1,092	$1,254	$99	$1,254	$4
Consumer real estate – mortgage	4,100	5,964	392	5,979	6
Construction and land development	9,679	4,316	2,093	4,316	8
Commercial and industrial	13,155	8,414	3,445	8,439	19
Consumer and other	453	742	41	743	11
Total	$28,479	$20,690	$6,070	$20,731	$48

Total Impaired Loans	$76,368	$94,610	$6,070	$95,028	$177

	At December 31, 2010			For the year ended December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Impaired loans with no recorded allowance:
Commercial real estate – mortgage	$10,585	$12,468	$-	$12,478	$278
Consumer real estate – mortgage	4,063	5,041	-	5,041	83
Construction and land development	31,106	35,525	-	35,631	188
Commercial and industrial	2,865	5,501	-	5,501	9
Consumer and other	272	368	-	368	-
Total	$48,891	$58,903	$-	$59,019	$558

Impaired loans with a recorded allowance:
Commercial real estate – mortgage	$1,957	$2,328	$176	$2,328	$55
Consumer real estate – mortgage	4,972	5,869	568	5,875	143
Construction and land development	12,408	12,619	3,825	12,623	234
Commercial and industrial	11,875	13,005	3,998	12,996	324
Consumer and other	760	846	390	846	17
Total	$31,972	$34,667	$8,957	$34,668	$773

Total Impaired Loans	$80,863	$93,570	$8,957	$93,687	$1,331

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to regulatory requirements and no specific allowance is carried related to those loans.

Impaired loans also include loans that Pinnacle National has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle National may have to otherwise incur.  If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. In accordance with industry practice, once a relationship is classified as a restructured loan, the relationship will remain classified as a restructured loan until the borrower can demonstrate adherence to the restructured terms for at least six months. Loans that have been restructured that were performing as of the restructure date are not included in nonperforming loans.  At March 31, 2011 and December 31, 2010, there were $15.3 million and $20.5 million, respectively, of accruing restructured loans that were performing as of the restructure date.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at March  31, 2011 with the comparative exposures for December 31, 2010:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	(dollars in thousands)
	March 31, 2011	December 31, 2010
Lessors of nonresidential buildings	$487,488	$502,268
Land subdividers	142,124	144,550
Lessors of residential buildings	137,464	132,668

The table below presents past due balances at March 31, 2011 and December 31, 2010, by loan classification allocated between performing and impaired status (in thousands):

	At March 31, 2011
	30-89 days past due	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans

Commercial real estate:
Owner-occupied	$1,627	$-	$1,627	$9,622	$536,741	$546,363
All other	2,499	-	2,499	856	555,314	556,170
Consumer real estate – mortgage	2,557	862	3,419	12,706	685,987	698,693
Construction and land development	1,841	73	1,914	36,899	263,798	300,697
Commercial and industrial	1,720	216	1,936	15,580	1,032,174	1,047,754
Consumer and other	245	-	245	705	67,048	67,753
	$10,489	$1,151	$11,640	$76,368	$3,141,062	$3,217,430

	At December 31, 2010
	30-89 days past due	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans

Commercial real estate:
Owner-occupied	$1,602	$-	$1,602	$10,037	$520,260	$531,899
All other	362	-	362	2,505	559,849	562,716
Consumer real estate – mortgage	3,544	-	3,544	9,035	692,908	705,487
Construction and land development	2,157	38	2,195	43,514	285,552	331,261
Commercial and industrial	1,636	100	1,736	14,740	995,615	1,012,091
Consumer and other	152	-	152	1,032	67,802	68,986
	$9,453	$138	$9,591	$80,863	$3,121,986	$3,212,440

(1)
Approximately $29.5 and $33.2 million of impaired loans as of March 31, 2011 and December 31, 2010, respectively, are currently performing pursuant to their contractual terms.  All impaired loans as of these dates are on nonaccrual status.

Potential problem loans, which are not included in nonperforming assets, amounted to approximately $170.6 million at March 31, 2011, compared to $223.1 million at December 31, 2010.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard restructured accruing loans.

At March 31, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $12,179,000 to current directors, executive officers, and their related entities, of which $9,630,000 had been drawn upon.  At December 31, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $22,543,000 to directors, executive officers, and their related entities, of which approximately $18,103,000 had been drawn upon.  The terms on these loans and extensions are on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2011.

At March 31, 2011, Pinnacle Financial had approximately $8.8 million of mortgage loans held-for-sale compared to approximately $16.2 million at December 31, 2010.  These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three months ended March 31, 2011, Pinnacle Financial recognized $609,000 in gains on the sale of these $71.0 million in loans compared to $563,000 in gains on the sale of these $72.2 million in loans during the three months ended March 31, 2010.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.  Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2011, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2011.

As of March 31, 2011, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. Pinnacle Financial’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

 Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. Pinnacle Financial is currently undergoing an examination of its 2007, 2008 and 2009 federal tax returns. Pinnacle Financial is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2007 through 2010.

Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to the recognition of a valuation allowance against net deferred tax assets.  Because Pinnacle Financial has recorded a valuation allowance against its net deferred tax assets, any deferred period tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Additionally, any current tax due as a result of current period taxable income generated will reduce the valuation allowance by the same amount.   Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations will be nominal.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets is based on future reversals of existing taxable temporary differences. Pinnacle Financial does not currently consider future taxable income in determining the realizability of its deferred tax assets. At March 31, 2011, Pinnacle Financial has a valuation allowance recorded against its net deferred tax asset.  However, if profitability continues to a point that is considered sustainable, some portion or all of the valuation allowance may be reversed.  The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

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

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at March 31, 2011 is as follows:

Commitments to extend credit	$909,507,000
Standby letters of credit	72,849,000

At March 31, 2011, the fair value of Pinnacle Financial’s standby letters of credit was $250,000.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Pinnacle National originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in Pinnacle National’s geographic market footprint. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by Pinnacle National while the majority of the loans sold to other investors are underwritten by the purchaser of the loans.

Each purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle National to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle National has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

From inception of Pinnacle National’s mortgage department through March 31, 2011, Pinnacle National originated and sold approximately 9,400 mortgage loans totaling $1.986 billion to third-party purchasers.  Of the approximately 9,400 mortgage loans, Pinnacle underwrote approximately 2,300 conventional loans at a 80% or less loan-to-value that were sold to other investors and 1,800 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant and has resulted in insignificant losses to Pinnacle National. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle until settlement with the purchaser.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus in foreclosure practices of financial institutions nationwide, Pinnacle National evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At March 31, 2011, Pinnacle National has $669.4 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle National personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle National has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these claims outstanding at March 31, 2011 will not have a material impact on Pinnacle Financial’s financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Form 10-K, Pinnacle Financial has two equity incentive plans.  Additionally, Pinnacle Financial has acquired equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (“Cavalry”) and Mid-America Bancshares, Inc. (“Mid-America”) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors.  At March 31, 2011, there were approximately 664,000 shares available for future issuances under all of these plans.

Common Stock Options and Stock Appreciation Rights

As of March 31, 2011, there were approximately 1,668,000 stock options and 8,200 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the three months ended March 31, 2011 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2010	1,795,785	$19.49	4.82	$3,692
Granted	-	-
Exercised (2)	(106,730)	6.24
Forfeited	(13,200)	26.94
Outstanding at March 31, 2011	1,675,855	$20.28	4.53	$4,563
Outstanding and expected to vest as of March 31, 2011	1,643,601	$20.19	4.53	$4,528
Options exercisable at March 31, 2011 (3)	1,490,870	$17.97	4.33	$4,364

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $16.54 per common share for the approximately 657,000 options and stock appreciation rights that were in-the-money at March 31, 2011.

(2)	There were no stock appreciation rights exercised during the three months ended March 31, 2011.
(3)
In addition to these outstanding options, there were 267,455 warrants outstanding at March 31, 2011 that were issued in conjunction with the CPP.  These warrants, if exercised, will result in the issuance of common shares.

During the three months ended March 31, 2011, approximately 106,000 option awards vested at an average exercise price of $26.86 with no intrinsic value.

As of March 31, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.23 years.  There were no options granted in the three month period ended March 31, 2011.

During the three months ended March 31, 2011 and 2010, Pinnacle Financial recorded stock option compensation expense of $370,000 and $445,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Shares

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of March 31, 2011 under either of these plans.  During the three months ended March 31, 2011, Pinnacle Financial awarded 213,130 shares of restricted common stock to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the three months ended March 31, 2011 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2010	640,394	$17.63
Shares awarded	213,130	14.60
Restrictions lapsed and shares released to associates/directors	(93,644)	17.68
Shares forfeited	(64,352)	21.00
Unvested at March 31, 2011	695,528	$16.43

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three month period ended March 31, 2011:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Withheld for taxes by participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2011	Associates	5	113,695	-	-	1,625	112,070
Performance Based Awards (3)
2011	Leadership team (4)	10	63,302	-	-	-	63,302
2011	Leadership team	3	21,097	-	-	-	21,097
Outside Director Awards (5)
2011	Outside directors	1	15,036	-	-	-	15,036

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

(4)	These awards include a provision that the shares do not vest if Pinnacle Financial is not profitable for the fiscal year immediately preceding the vesting date.
(5)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

Compensation expense associated with the performance-based restricted share awards is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award.  For the three months ended March 31, 2011 and 2010, Pinnacle Financial recognized approximately $808,000 and $742,000, respectively, in compensation costs attributable to all restricted share awards issued prior to the end of those periods.

Salary Stock Unit Awards

During the first quarter of 2011, the Human Resources and Compensation Committee of Pinnacle Financial adopted and approved the issuance of Salary Stock Units (SSU) to the executive officers of the Company. The SSUs are designed to comply with the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009.  SSUs will accrue and be earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with the Company. Generally, SSUs granted to named executive officers are immediately vested (and therefore not subject to forfeiture) and are payable in shares of the Company’s common stock on, or as soon as administratively practical following, December 30, 2011 (Settlement Date), but in no event later than two and one-half months following the Settlement Date. For the three months ended March 31, 2011, Pinnacle Financial recognized approximately $97,000 in compensation costs attributable to the SSUs.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Regulatory Matters

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (OCC).  Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP.  Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments.  Pursuant to federal banking regulations and due to losses incurred in 2009 and 2010, Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years.  Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances, which aggregates $61.4 million at March 31, 2011. Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making such dividend and subordinated debt payments.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2011, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory Minimum Capital Requirement		Regulatory Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2011

Total capital to risk weighted assets:
Pinnacle Financial	$564,645	15.21%	$296,894	8.0%	$374,436	10.0%
Pinnacle National	$491,820	13.28%	$296,311	8.0%	$373,716	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$505,841	13.63%	$148,447	4.0%	$224,662	6.0%
Pinnacle National	$433,105	11.69%	$148,156	4.0%	$224,230	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$505,841	10.95%	$184,746	4.0%	$230,932	5.0%
Pinnacle National	$433,105	9.39%	$184,464	4.0%	$230,580	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. As noted above, Pinnacle National had a 9.39% Tier 1 capital to average assets ratio and a 13.28% total capital to risk-weighted assets ratio at March 31, 2011.

Note 9.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with a large U.S. financial institution in order to minimize the risk to Pinnacle Financial.  These swaps are derivatives, but are not designated as hedging instruments.  At March 31, 2011 and 2010, Pinnacle Financial had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

A summary of Pinnacle Financial’s interest rate swaps as of March 31, 2011 is included in the following table (in thousands):

	March 31, 2011
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$250,766	$(12,259)
Pay variable / receive fixed swaps	250,766	12,457
Total	$501,532	$198

Note 10.  Fair Value of Financial Instruments

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

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Assets

Securities available-for-sale – Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans – A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy.

Other investments – Included in other investments are investments in certain nonpublic private equity funds.  The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy.

Other real estate owned  – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle National through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.  Other real estate owned is included in Level 3 of the valuation hierarchy.

Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements.  The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered.  Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy.  The carrying amount of interest rate swap agreements is based on pricing models that utilize observable market inputs obtained from a third party bank.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements.  The fair value of these liabilities is based on pricing models that utilize observable market inputs obtained from a third party bank and is reflected within Level 2 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the financial instruments carried at fair value as of March 31, 2011 and December 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$80,455	$-	$80,455	$-
Mortgage-backed securities	684,906	-	684,906	-
State and municipal securities	204,899	-	204,899	-
Corporate notes and other	10,675	-	10,675	-
Total investment securities available-for-sale	980,935	-	980,935	-
Other investments	3,035	-	-	3,035
Other assets	60,786	-	12,259	48,527
Total assets at fair value	$1,044,756	$-	$993,194	$51,562

Other liabilities	$12,457	$-	$12,457	$-
Total liabilities at fair value	$12,457	$-	$12,457	$-

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with s ignificant unobservable market p arameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$90,415	$-	$90,415	$-
Mortgage-backed securities	701,262	-	701,262	-
State and municipal securities	211,481	-	211,481	-
Corporate notes and other	11,159	-	11,159	-
Total investment securities available-for-sale	1,014,317	-	1,014,317	-
Other investments	2,693	-	-	2,693
Other assets	62,710	-	14,441	48,269
Total assets at fair value	$1,079,720	$-	$1,028,758	$50,962

Other liabilities	$14,639	$-	$14,639	$-
Total liabilities at fair value	$14,639	$-	$14,639	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the quarter ended March 31, 2011
Other real estate owned	$56,000	$-	$-	$56,000	$(3,784)
Impaired loans, net (1)	70,297	-	-	70,297	(7,788)
Total	$126,297	$-	$-	$126,297	$(11,572)

(1)	Amount is net of a valuation allowance of $6.1 million as required by ASC 310-10, “Receivables.”

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the year ended December 31, 2010
Other real estate owned	$59,608	$-	$-	$59,608	$(11,365)
Impaired loans, net (2)	71,906	-	-	71,906	(11,446)
Total	$131,514	$-	$-	$131,514	$(22,811)

(2)	Amount is net of a valuation allowance of $8.9 million as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2011, there were no transfers between levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2011 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	Three months ended March 31,
	2011		2010
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$50,962	$—	$49,518	$—
Total realized gains included in income	361	—	305	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	239	—	225	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$51,562	$—	$50,048	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$361	$—	$305	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, do not represent an exit price market participant concept, and could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and cash equivalents - The carrying amounts of cash, due from banks, federal funds sold, and short-term discount notes sold approximate their fair value.

Securities held-to-maturity and available-for-sale - Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

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

Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Subordinated Debt - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.  For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of Pinnacle Financial's financial instruments at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$140,771	$140,771	$188,586	$188,586
Securities available-for-sale	980,935	980,935	1,014,317	1,014,317
Securities held-to-maturity	3,265	3,337	4,320	4,412
Mortgage loans held-for-sale	8,781	8,781	16,206	16,206
Loans, net	3,138,442	3,191,747	3,129,865	3,184,437
Derivative assets	12,259	12,259	14,441	14,441
Bank owned life insurance	48,002	48,002	47,724	47,724
Other investments	3,035	3,035	2,693	2,693

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,897,016	$3,859,539	$3,979,352	$3,974,408
Federal Home Loan Bank advances and other borrowings	111,351	111,732	121,393	126,399

Subordinated debt	97,476	83,939	97,476	75,360
Derivative liabilities	12,457	12,457	14,639	14,639

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$909,507	$-	$848,023	$-
Standby letters of credit	72,849	250	75,172	275

Note 11.  Variable Interest Entities

ASC 860, Transfers and Servicing, removes the qualifying special purpose entity (QSPE) concept from GAAP, resulting in these entities being considered Variable Interest Entities (VIEs), which must be evaluated for consolidation on and after its effective date. ASC 810, Consolidation, revises the criteria for determining the primary beneficiary of a VIE by replacing the quantitative-based risks and rewards test previously required with a primarily qualitative analysis. The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected benefits of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests.

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended March 31, 2011, and the year ended December 31, 2010 has been prepared in accordance with ASC 810.

At March 31, 2011, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have several nonconsolidated VIEs, discussed below.

Non-consolidated Variable Interest Entities

Since 2003, Pinnacle Financial has made equity investments as a limited partner in various partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital and to support Pinnacle Financial’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within Pinnacle Financial’s primary geographic region. These partnerships are considered VIEs because Pinnacle Financial, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the economic performance of the entity through voting rights or similar rights. While Pinnacle Financial could absorb losses that are significant to these partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the partnerships as the general partners whose managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and who are exposed to all losses beyond Pinnacle Financial’s initial capital contributions and funding commitments are considered the primary beneficiaries.

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

For certain troubled commercial loans, Pinnacle Financial restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. However, Pinnacle Financial does not assume decision-making power or responsibility over the borrower’s operations. Following a debt restructuring the borrowing entity typically meets the definition of a VIE as the initial determination of whether the entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Pinnacle Financial does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ economic performance, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, Pinnacle Financial is exposed to potentially significant benefits and losses of the borrowing entity. Pinnacle Financial has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt to allow for completion of activities which prepare the collateral related to the debt for sale.

Pinnacle Financial serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a “market based” management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. However, since the management fees Pinnacle Financial receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met, such VIEs are not consolidated by Pinnacle Financial because it cannot be the trusts’ primary beneficiary. Pinnacle Financial has no contractual requirements to provide financial support to the trusts.

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$4,057	$-	$4,095	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Accruing Restructured Commercial Loans	14,727	-	19,907	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2011 and December 31, 2010 and our results of operations for the three months ended March 31, 2011 and 2010.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  The lingering effects of the economic downturn in our principal markets continues to materially impact our financial condition and results of operations for the first quarter of 2011. Although the economy is beginning to show signs of improvement, as reflected in our results for the three months ended March 31, 2011, our current performance was impacted by the  resolution of nonperforming assets.   Our fully diluted net income per common share available to common stockholders for the three months ended March 31, 2011 was $0.06 compared to fully diluted net loss per common share available to common stockholders of $0.16 for the same period in 2010.  At March 31, 2011, loans totaled $3.22 billion, as compared to $3.21 billion at December 31, 2010, while total deposits decreased to $3.73 billion at March 31, 2011 from $3.83 billion at December 31, 2010.

Results of Operations.  Our net interest income after provision for loan losses increased $6.6 million to $29.9 million for the first quarter of 2011 compared to $23.3 million for the first quarter of 2010.   The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2011 was 3.40% compared to 3.25% for the same period in 2010.

Our provision for loan losses was $6.1 million for the first quarter of 2011 compared to $13.2 million for the same period in 2010.  During the first quarter of 2011, we incurred net charge-offs of $9.7 million compared to $15.1 million in the first quarter of 2010.   The decrease in our provisioning expense correlates with the reduction in net charge-offs and in the overall level of the allowance.  During the first three months of 2011, our allowance for loan losses as a percentage of total loans decreased from 2.57% at December 31, 2010 to 2.46% at March 31, 2011, as a result of improving credit metrics within our loan portfolio.

Noninterest expenses decreased by $1.5 million or 4% as compared to the quarter ended March 31, 2010. Costs associated with the disposal and maintenance of other real estate owned decreased by $1.1 million compared to the same period in 2010.  The remaining decrease in noninterest expenses are largely attributable to reduced appraisal and lending related expenses and other efficiency measures enacted to reduce costs while maintaining a premium standard of client service.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 78.3% for the first quarter of 2011 compared to 80.3% for the same period in 2010. Our efficiency ratio continues to be negatively impacted by other real estate expense.

Net income available to common stockholders for the first quarter of 2011 was $2.0 million compared to net loss available to common stockholders of $5.4 million for the same period in 2010.  Included in net income (loss) available to common stockholders for the three months ended March 31, 2011 and 2010 was approximately $1.5 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP.

Financial Condition.  Net loans increased $8.6 million during the first three months of 2011.  Total deposits were $3.73 billion at March 31, 2011 compared to $3.83 billion at December 31, 2010, a decrease of $101.2 million.  In comparing the deposit balances at March 31, 2011 with the balances at December 31, 2010, we have increased our non-interest bearing deposits and lower cost interest bearing deposit balances. This decrease in reliance on higher cost non-core deposits, including brokered deposits, while resulting in lower total deposits has contributed to the increased net interest margin.

Capital and Liquidity.  At March 31, 2011, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements as well as those levels that we agreed with the OCC that we would exceed.  Additionally, at March 31, 2011, our bank would be considered to be “well-capitalized” pursuant to applicable banking regulations.  To support the capital needs of Pinnacle National and holding company cash requirements, at March 31, 2011, we had approximately $61.4 million of cash and cash equivalents at the holding company.

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

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments based on loan type:  commercial, commercial real estate, small business lending, consumer and consumer real estate.  Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.  Prior to 2010, because of Pinnacle Financial’s limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of our internal historical loan loss migration analysis into our determination of the allowance for loan losses.  We believe the increased emphasis on our internal historical loss experience metrics provides a better estimate of losses inherent in our portfolio.  This refinement of our methodology did not result in a material change in our allowance.

The allowance allocation for commercial, commercial real estate loans and small business lending begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based our historical loss experience adjusted for current factors and industry loss factors.  Our historical loss experience is based on a migration analysis of all loans that were charged-off during prior years. The migration analysis was based on an eight quarter look-back to capture the recent loan loss experience of the firm.  In this current economic environment, the eight quarter look-back is indicative of the risks inherent in our loan portfolio.  As we move through the economic cycle, we will continue to monitor our look-back period to capture the inherent risks in our portfolio. The migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio.  We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial, commercial real estate and small business lending portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

The allowance allocation for consumer and consumer real estate loan segments which include installment, home equity, consumer mortgages, automobiles and others is established for each segment by estimating probable losses inherent in that particular category of consumer and consumer real estate loans.  The estimated loan loss allocation rate for each category is based on consideration of our actual historical loss rates and industry loss rates. Consumer and consumer real estate loans are evaluated as a group by category (i.e. retail real estate, installment, etc.) rather than on a loan credit risk rating basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the consumer and consumer real estate segments and determine a weighted average allocation for these segments.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 5.6% of the allowance for loan losses at March 31, 2011 compared to 6.8% of allowance for loan losses at December 31, 2010.  As of March 31, 2011 and December 31, 2010, the environmental allocation was 0.15% and 0.19%, respectively, of the outstanding principal balance of commercial, commercial real estate and small business loans and 0.13% and 0.16%, respectively, of consumer and consumer real estate loans.  The decrease in the environmental allocation between the two periods is based on our analysis of the above factors as of both balance sheet dates.

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

Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of its credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets is currently based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years. Pinnacle Financial does not consider future taxable income in determining the realizability of its deferred tax assets, and as such, has recorded a valuation allowance to reduce our net deferred tax asset to $0.  If profitability continues to a point that is considered sustainable, some or all of the valuation allowance may be reversed.  The timing of the reversal of the valuation allowance is dependent on an assessment of future events and will be based on the circumstances that exist as of that future date.

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

Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired.  The annual assessment date is September 30 for Pinnacle Financial.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.   The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, the first step is “passed” and no further impairment tests are required. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and a second step is performed to measure the amount of impairment, if any.

We engage an independent third-party valuation firm to assist in performing Step 1 of the goodwill impairment assessment. Step 1 of the goodwill impairment assessment determines the fair value of equity of Pinnacle Financial as a whole since Pinnacle Financial is deemed to have only one reporting unit, and compares the result to the carrying value.  Step 1 testing consists of three testing methods to determine the estimated fair value of Pinnacle Financial:  the Guideline Publicly Traded Company method, the Guideline Merged or Acquired Company method, and the Subject Company Stock Transactions method.

•
Guideline Publicly Traded Company—This method considers the implied value of Pinnacle Financial by comparing Pinnacle Financial to a select peer group of public companies and their current market capitalizations, adjusted for differences between the companies.

•
Guideline Merged/Acquired Company –This method considers the amount an acquiring company might be willing to pay to gain control of Pinnacle Financial based on multiples of tangible book value paid by acquirers in recent merger and acquisition transactions.

•
Subject Company Stock Transaction Method—This method relies on the closing stock price on the testing date, as well as the five and ten day closing stock price averages surrounding the closing stock price on the testing date, multiplied by the number of shares outstanding to arrive at an estimated fair value for Pinnacle Financial.  This value is then increased by a control premium which is supported by expected cost savings, or synergies, that could be realized by a market participant.  To develop the control premium assumptions, management performed a detailed analysis of expenses that would be eliminated by a future acquirer based on a likely management/operational structure that would be established by the acquiring entity.  The synergies were identified based on our historical experience realized in previous acquisitions and known redundancies that could be eliminated in a merger scenario.  The resulting control premium utilized in Step 1 testing was corroborated by current period acquisitions.

The results of the three testing methodologies are then weighted equally to determine our estimate of the fair value of equity.

Step 2 testing involves calculating an implied fair value of goodwill for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if Pinnacle Financial was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  Subsequent reversal of goodwill impairment losses is not permitted.  Due to the subjective nature and complexity of valuing the core deposit intangible and the loan portfolio, we enlisted the services of third-party valuation firms to assist with our Step 2 testing. Significant assumptions utilized in Step 2 testing include the fair value of Pinnacle Financial as determined in Step 1, the discount rate utilized in the valuation of our core deposit intangible and assumptions utilized in valuing the loan portfolio.

While we believe that the assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include the following: a change in the control premiums being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario;  significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. Banks; and Pinnacle Financial’s performance relative to peers.  Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any.

We performed our annual evaluation of goodwill impairment as of September 30, 2010.  Because we did not pass Step 1 testing, we performed the Step 2 assessment.  After the completion of both tests, we determined that there was no impairment.  At March 31, 2011, our stock price was trading at levels below our book value but higher than those that were utilized in our impairment testing at September 30, 2010.   We determined that there were no other indicators of impairment and therefore concluded that no additional impairment testing was necessary as of March 31, 2011.  Should our stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.

Results of Operations

The following is a summary of our results of operations (dollars in thousands):

	Three months ended		2011-2010
	March 31,		Percent
	2011	2010	Increase (Decrease)
Interest income	$47,224	$52,690	(10.4%)
Interest expense	11,204	16,130	(30.5%)
Net interest income	36,020	36,560	(1.5%)
Provision for loan losses	6,139	13,226	(53.4%)
Net interest income after provision for loan losses	29,881	23,334	28.1%
Noninterest income	8,324	8,486	(1.9%)
Noninterest expense	34,701	36,167	(4.1%)
Net income (loss) before income taxes	3,504	(4,347)	180.6%
Income tax (benefit) expense	-	(524)	(100.0%)
Net income (loss)	3,504	(3,823)	191.7%
Preferred dividends and preferred stock discount accretion	1,492	1,546	(3.5%)
Net income (loss) available to common stockholders	$2,011	$(5,369)	137.5%
Basic net income (loss) per common share available to common stockholders	$0.06	$(0.16)	137.5%
Diluted income (loss) per common share available to common stockholders	$0.06	$(0.16)	137.5%

Net Interest Income. Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of our revenue.  We actively manage this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks.  Net interest income totaled $36.0 million in the first quarter of 2011, a decrease of $539,000, or 1.5%, from the level recorded in the same period of 2010.   The decrease in net interest income for 2011 compared to 2010 was due primarily to lower levels of interest earning assets. By continuing our focus on loan and deposit pricing, we maintained a relatively steady level of net interest income, despite limited loan demand and few attractive investment opportunities in the securities portfolio.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,191,076	$38,353	4.88%	$3,520,012	$41,075	4.74%
Securities:
Taxable	811,793	6,361	3.18%	824,400	9,088	4.47%
Tax-exempt (2)	198,551	1,936	5.21%	208,557	2,050	5.26%
Federal funds sold and other	185,911	574	1.35%	98,726	477	2.14%
Total interest-earning assets	4,387,331	$47,224	4.43%	4,651,695	$52,690	4.66%
Nonearning assets
Intangible assets	254,529			257,515
Other nonearning assets	226,885			213,563
Total assets	$4,868,745			$5,122,773

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$592,356	$956	0.65%	$475,818	$801	0.68%
Savings and money market	1,579,325	4,061	1.04%	1,251,512	4,299	1.39%
Time	1,005,760	4,408	1.78%	1,630,731	8,364	2.08%
Total interest bearing deposits	3,177,441	9,425	1.20%	3,358,061	13,464	1.63%
Securities sold under agreements to repurchase	185,471	382	0.83%	274,614	552	0.82%
Federal Home Loan Bank advances and other borrowings	113,705	742	2.65%	179,280	1,267	2.87%
Subordinated debt	97,476	655	2.73%	97,476	847	3.52%
Total interest-bearing liabilities	3,574,093	11,204	1.27%	3,909,431	16,130	1.67%
Noninterest-bearing deposits	594,651	-	-	495,610	-	-
Total deposits and interest-bearing liabilities	4,168,744	11,204	1.09%	4,405,041	16,130	1.49%
Other liabilities	17,363			10,522
Stockholders' equity	682,638			707,210
Total liabilities and stockholders’ equity	$4,868,745			$5,122,773
Net interest income		$36,020			$36,560
Net interest spread (3)			3.16%			2.99%
Net interest margin (4)			3.40%			3.25%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the quarter ended March 31, 2011 would have been 3.34% compared to a net interest spread of 3.17% for the quarter ended March 31, 2010.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

The banking industry uses two key ratios to measure relative profitability of net interest income - the net interest spread and the net interest margin.  The net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is an indication of the profitability of a company’s overall balance sheet management activities and is defined as net interest revenue as a percentage of total average interest earning assets, which includes the positive effect of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with shareholders’ equity.

For the first quarters of 2011 and 2010, our net interest spread was 3.16% and 2.99%, respectively, while the net interest margin was 3.40% and 3.25%, respectively. The improving net interest margin reflected management’s efforts to maximize earnings by focusing on loan and, particularly, deposit pricing.  We increased our focus on loan pricing to ensure we were being adequately compensated for the credit risk we were taking.  Loan pricing for credit worthy borrowers has intensified in our markets thus impacting our ability to increase pricing on new and renewed loans over the last several quarters.  Additionally, reduction in nonperforming loans positively impacted our net interest margin during the three months ended March 31, 2011 when compared to the same periods in 2010; average nonperforming loans were $78.6 million for the three months ended March 31, 2011 which was less than the $128.0 million for the three months ended March 31, 2010.

During the first quarter of 2011, overall deposit rates were less than those rates for the same period in prior year by 43 basis points.  The net decrease was largely impacted by the deposit mix, as we increased our savings and money market accounts and concurrently reduced balances of higher cost time deposits, and by our efforts to reduce levels of higher-cost wholesale funding.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain flat for the remainder 2011.  It is our belief that rates may eventually begin to rise by the first quarter of 2012.  Due to the percentage of variable rate loans with loan floors currently in place, our balance sheet would be considered slightly liability-sensitive.  In order to prepare for a rising rate environment, we continue to emphasize increasing spreads to loan pricing indices so that when rates increase we are in a better position to maintain our margins. We believe our net interest margin should increase throughout 2011 due to several factors related to pricing adjustments primarily for deposits.  Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of nonperforming assets.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   The provision for loan losses amounted to $6.1 million and $13.2 million for the three months ended March 31, 2011 and 2010, respectively. Provision expense for the three month period ended March 31, 2011 has decreased as compared to the same periods in prior year, primarily due to a reduction in net charge-offs as well as the overall amount of the allowance for loan losses.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 2.57% at December 31, 2010 to 2.46% at March 31, 2011.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2011.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

The following is the makeup of our noninterest income for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended March 31,		2011-2010 Percent
	2011	2010	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,261	$2,365	(4.4%)
Investment services	1,508	1,236	22.0%
Insurance sales commissions	1,049	1,099	(4.5%)
Trust fees	730	897	(18.6%)
Gains on loans sold, net	609	563	8.2%
Net gain (loss) on sale of investment securities	(159)	365	(143.6%)
Other noninterest income:
ATM and other consumer fees	1,438	1,233	16.6%
Bank-owned life insurance	278	149	86.6%
Other noninterest income	610	579	5.4%
Total other noninterest income	2,326	1,961	18.6%
Total noninterest income	$8,324	$8,486	(1.9%)

The decrease in service charges on deposit accounts in 2011 compared to 2010 is primarily related to decreased overdraft protection and insufficient fund charges on individual retail consumer accounts.    Overall, depository fees are down due to recent regulatory changes required of banks and changes in client spending behavior patterns.  With other Dodd-Frank Act changes pending and modest signs of an improving economy, we expect these trends to continue.

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At March 31, 2011, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.1 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $974 million at March 31, 2010.  We earned approximately $1 million in insurance commissions in the first quarter of 2011 and in the first quarter of 2010.  Additionally, at March 31, 2011, our trust department was receiving fees on approximately $730 million in assets compared to $648 million at March 31, 2010.

Additionally, fees from the origination and sale of mortgage loans provided for a significant portion of the increase in noninterest income.  These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors, who are generally responsible for the underwriting of these loans.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  Based on current market conditions, we anticipate that such fees will be lower in 2011 than in 2010. The fees from the origination and sale of mortgage loans have been offset by the commission expense associated with these originations.

During the three months ended March 31, 2011 and 2010, we sold approximately $19.0 million and $30.4 million, respectively, of our available-for-sale investment securities.  These sales were mortgage backed securities where the resulting balance had been paid down to minimal amounts and municipal securities that had fallen outside of the parameters of our Asset/Liability policy due to a change in the quality of the security.  As a result of the sale of these securities, we realized $247,000 and $365,000 of net gains for the three months ended March 31, 2011 and 2010, respectively. During the first quarter of 2011, we determined that an available-for-sale security was other than temporarily impaired because the credit worthiness of the security had deteriorated.  This impairment resulted in a $406,000 charge during 2011, which offset the gains on the sale of investment securities.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized in the first quarter of 2011 have increased as compared to the same period in the prior year due to increased check card usage.  Based on the pending changes under the Dodd-Frank Act, we expect income from check card and interchange fees to decline when these policies are implemented.

Additionally, noninterest income from the cash surrender value of bank-owned life insurance was $278,000 during the first quarter of 2011 compared to $149,000 in the same period in prior year.  The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended March 31,		2011-2010 Percent
	2011	2010	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$11,097	$11,279	(1.6%)
Commissions	886	672	31.8%
Incentives	938	345	171.9%
Employee benefits and other	5,003	4,708	6.3%
Total salaries and employee benefits	17,924	17,004	5.4%
Equipment and occupancy	5,007	5,366	(6.7%)
Other real estate expense	4,334	5,402	(19.8%)
Marketing and business development	754	754	0.0%
Postage and supplies	490	734	(33.2%)
Amortization of intangibles	716	746	(4.0%)
Other noninterest expense	5,476	6,161	(11.1%)
Total noninterest expense	$34,701	$36,167	(4.1%)

Salaries and employee benefits expense increased $920,000 or 5.4% over the three month period in the prior year.  Included in other compensation expense for the three months ended March 31, 2011 and 2010, were approximately $1.3 million and $1.2 million, respectively, of compensation expenses related to time vested stock options and restricted share awards, which are granted to all associates annually.

The incentive plan for 2011 is based on the achievement of certain performance objectives.  We currently believe we will increase our performance in 2011 which will result in increased incentive costs in 2011 as compared to 2010.  Because of the relative experience of our associates, our compensation costs are, and we expect will continue to be, higher on a per associate basis than other financial institutions of a similar asset size; however, we believe the experience and engagement of our associates also allows us to employ fewer people than most financial institutions our size.

Equipment and occupancy expenses in 2011 were $359,000 less than in the same period in prior year.  These decreases are attributable to the consolidation of our corporate offices in our new central location which was completed in the second quarter of 2010.  At this time, we believe our retail distribution network is substantially complete in the Nashville MSA, but we will continue to review our branch network with a view of optimizing penetration in our markets.  We expect further expansion into the Knoxville MSA beginning in 2012.

At March 31, 2011, we had $56.0 million in other real estate owned compared to $59.6 million at December 31, 2010.  Other real estate expense was $4.3 million for the first quarter of 2011 compared to $5.4 million for the first quarter of 2010.  Approximately $3.7 million and $5.0 million of the other real estate expense incurred during the three months then ended, respectively, were realized losses on dispositions and holding losses on valuations of OREO properties.

Until we are able to significantly reduce the absolute level of our other real estate portfolio, other real estate expense will likely fluctuate for the next several quarters depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

Management’s strategy is to aggressively pursue disposition of nonperforming assets and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets and better position the firm for increased future profitability.  A key component of our disposition strategy has been to negotiate sales of foreclosed properties on a property-by-property basis.  We have also utilized both traditional and online auctions. Our strategy is reviewed on an on-going basis and could change in the future.

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $2.9 million per year for the next seven years with lesser amounts for the remaining amortization period.  Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of this intangible amounted to $27,000 and $29,000 for the three month periods ended March 31, 2011 and 2010, respectively.

Total other noninterest expenses decreased by $685,000 or 11% in the first quarter of 2011 when compared to 2010.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments and decreased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 78.3% for the first quarter of 2011 compared to 80.3% in the first quarter 2010. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio was impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes. Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to the recognition of a valuation allowance against net deferred tax assets.  Because Pinnacle Financial has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance.   Additionally, any current tax due as a result of current period taxable income generated will reduce the valuation allowance by the same amount.   Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

Preferred stock dividends and preferred stock discount accretion.     Net income (loss) available for common stockholders was reduced by $1.2 million in each of the three month periods ended March 31, 2011 and 2010 for preferred stock dividends.  Accretion on preferred stock discount associated with the preferred securities of $306,000 and $358,000 was reflected for the three months ended March 31, 2011 and 2010, respectively.

Financial Condition

Our consolidated balance sheet at March 31, 2011 reflects an increase in total loans outstanding of $5.0 million to $3.217 billion at March 31, 2011 compared to $3.212 billion at December 31, 2010. Total deposits decreased by $101.2 million between December 31, 2010 and March 31, 2011.  We reduced our deposit balances primarily in response to lower loan volumes and anticipated reduced loan demand.  Substantially all of this decrease was in our higher cost time deposits—which has favorably impacted our net interest margin.  Total assets were $4.82 billion at March 31, 2011 compared to $4.91 billion at December 31, 2010.

Loans.  The composition of loans at March 31, 2011 and at December 31, 2010 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$1,102,533	34.3%	$1,094,615	34.1%
Consumer real estate - mortgage	698,693	21.7%	705,487	22.0%
Construction and land development	300,697	9.4%	331,261	10.3%
Commercial and industrial	1,047,754	32.5%	1,012,091	31.5%
Consumer and other	67,753	2.1%	68,986	2.1%
Total loans	$3,217,430	100.0%	$3,212,440	100.0%

The primary change within the composition of our loan portfolio at March 31, 2011 as compared to December 31, 2010 is the reduced percentage of construction and land development loans in our portfolio.  The decrease in the construction and land development loans is due in part to our decision to reduce our exposure to this particular segment.  Our continued reduction of these type loans will likely restrain our loan growth in the future in comparison to historical periods.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At March 31, 2011, approximately 50.0% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  We continue to consider commercial real estate mortgage products to be desirable.

The following table classifies our fixed and variable rate loans at March 31, 2011 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2011
	Fixed	Variable		At March 31,	At December 31,
	Rates	Rates	Totals	2011	2010
Based on contractual maturity:
Due within one year	$201,877	$770,289	$972,166	30.2%	35.7%
Due in one year to five years	756,251	767,600	1,523,851	47.4%	47.1%
Due after five years	130,270	591,143	721,413	22.4%	21.3%
Totals	$1,088,398	$2,129,032	$3,217,430	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,140,175	$1,140,175	35.4%	36.6%
Due within one year	201,877	800,744	1,002,621	31.2%	30.3%
Due in one year to five years	756,251	183,537	939,788	29.2%	30.3%
Due after five years	130,270	4,576	134,846	4.2%	2.8%
Totals	$1,088,398	$2,129,032	$3,217,430	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $924 million of our daily floating rate loan portfolio and on approximately $444 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 5.09% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.55%.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Performing Loans in Past Due Status.  The following table is a summary of our performing loans that were past due at least 30 days but less than 89 and 90 days or more past due as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
Performing loans past due 30 to 89 days:	2011	2010
Commercial real estate – mortgage	$4,126	$1,964
Consumer real estate – mortgage	2,557	3,544
Construction and land development	1,841	2,157
Commercial and industrial	1,720	1,636
Consumer and other	245	152
Total performing loans past due 30 to 89 days	$10,489	$9,453

Performing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	862	-
Construction and land development	73	38
Commercial and industrial	216	100
Consumer and other	-	-
Total performing loans past due 90 days or more	$1,151	$138

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	0.32%	0.29%
Performing loans past due 90 days or more as a percentage of total loans	0.04%	0.01%
Total performing loans in past due status as a percentage of total loans	0.36%	0.30%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $170.6 million or 5.3% of total loans at March 31, 2011 compared to $223.1 million or 7.0% at December 31, 2010.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard restructured accruing loans.  The decrease in potential problem loans from December 31, 2010 was caused primarily by upgrades in the commercial and industrial and residential construction loans category.

Non-Performing Assets and Restructured Accruing Loans.  At March 31, 2011, we had $132.4 million in nonperforming assets compared to $140.5 million at December 31, 2010.  Included in nonperforming assets were $76.4 million in nonperforming loans and $56.0 million in other real estate owned at March 31, 2011 and $80.9 million in nonperforming loans and $59.6 million in other real estate assets at December 31, 2010.   At March 31, 2011 and December 31, 2010, there were $15.3 million and $20.5 million, respectively, of accruing restructured loans that were performing as of the restructured date and remain in a performing status.  Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas.

The following table is a summary of our nonperforming assets and restructured accruing loans at March 31, 2011 and December 31, 2010 (dollars in thousands):

	At December 31, 2010	Increases (3)	Decreases (4)	At March 31, 2011
Nonperforming assets
Nonperforming loans (1)
Commercial real estate – mortgage	$12,542	$2,206	$4,270	$10,478
Consumer real estate – mortgage	9,035	7,220	3,549	12,706
Construction and land development	43,514	4,038	10,653	36,899
Commercial and industrial	14,740	11,336	10,496	15,580
Consumer and other	1,032	558	885	705
Total nonperforming loans (2)	80,863	25,358	29,853	76,368
Other real estate owned	59,608	6,369	9,977	56,000
Total nonperforming assets	140,471	31,727	39,830	132,368
Restructured accruing loans
Commercial real estate – mortgage	16,129	-	1,402	14,727
Consumer real estate – mortgage	561	-	3	558
Construction and land development	-	-	-	-
Commercial and industrial	3,778	-	3,778	-
Consumer and other	-	-	-	-
Total restructured accruing loans	20,468	-	5,183	15,285
Total nonperforming assets and restructured accruing loans	$160,939	$31,727	$45,013	$147,653

Ratios:
Nonperforming loans to total loans	2.52%			2.37%
Nonperforming assets to total loans plus other real estate owned	4.29%			4.04%
Nonperforming loans plus restructured accruing loans to total loans and other real estate owned	3.10%			2.80%
Nonperforming assets, potential problem loans and restructured accruing loans to Pinnacle National Tier I capital and allowance for loan losses	75.4%			62.2%
    ______________________
(1)
Nonperforming loans exclude loans that have been restructured and remain on accruing status.  These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)
Approximately $29.5 million and $33.2 million as of March 31, 2011 and December 31, 2010, respectively, of nonperforming loans included above are currently performing pursuant to their contractual terms.

(3)
Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the three months ended March 31, 2011.  Increases in other real estate owned represent the value of properties that have been foreclosed upon during the first quarter of 2011.  Increases in restructured accruing loans are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the three months ended March 31, 2011.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)
Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the three months ended March 31, 2011.  Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.  Decreases in restructured accruing loans are those loans which were previously restructured whereby the borrower has satisfactorily performed in accordance with the restructured terms.

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

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  If on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above and are classified as impaired loans.  Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.  At March 31, 2011, there were $15.3 million of accruing restructured loans that remain in a performing status.  There were $20.5 million accruing restructured loans at December 31, 2010.

At March 31, 2011, we owned $56.0 million in real estate which we had acquired (usually through foreclosure) from borrowers, compared to $59.6 million at December 31, 2010, all of which is located within our principal markets.  We break out our other real estate owned into four categories: new home construction, developed lots, undeveloped land, and other.  Included in the other category are primarily condos, office buildings and existing homes.  The following table shows the classification of our other real estate owned (dollars in thousands):

	March 31,	December 31,
	2011	2010
New home construction	$9,433	$10,370
Developed lots	12,944	14,037
Undeveloped land	18,336	18,675
Other	15,287	16,526
	$56,000	$59,608

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at March 31, 2011 and December 31, 2010 (dollars in thousands):

	At March 31, 2011
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2010

Lessors of nonresidential buildings	$455,251	$32,237	$487,488	$502,268
Land subdividers	124,109	18,015	142,124	144,550
Lessors of residential buildings	126,970	10,494	137,464	132,668

We also acquire certain loans from other banks.  At March 31, 2011, we had acquired approximately $143.6 million of commercial loans from other banks.  Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of March 31, 2011 and December 31, 2010, our allowance for loan losses was $79.0 million and $82.6 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of March 31, 2011 and December 31, 2010 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$21,600	34.3%	$19,252	34.1%
Consumer real estate - mortgage	10,061	21.7%	9,898	22.0%
Construction and land development	17,921	9.3%	19,122	10.3%
Commercial and industrial	19,709	32.6%	21,426	31.5%
Consumer and other	1,418	2.1%	1,874	2.1%
Unallocated	8,279	NA	11,003	NA
Total allowance for loan losses	$78,988	100.0%	$82,575	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2011 and for the year ended December 31, 2010 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended March 31, 2011	Year ended December 31, 2010
Balance at beginning of period	$82,575	$91,959
Provision for loan losses	6,139	53,695
Charged-off loans:
Commercial real estate – mortgage	(263)	(9,041)
Consumer real estate – mortgage	(702)	(6,769)
Construction and land development	(1,222)	(27,526)
Commercial and industrial (2)	(8,712)	(23,555)
Consumer and other loans	(759)	(652)
Total charged-off loans	(11,658)	(67,543)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	81	343
Consumer real estate – mortgage	105	377
Construction and land development	805	2,618
Commercial and industrial	884	874
Consumer and other loans	57	252
Total recoveries of previously charged-off loans	1,932	4,465
Net charge-offs	(9,726)	(63,079)
Balance at end of period	$78,988	$82,575
Ratio of allowance for loan losses to total loans outstanding at end of period	2.46%	2.57%
Ratio of net charge-offs to average total loans by category (1)
Commercial real estate – mortgage	0.07%	0.79%
Consumer real estate – mortgage	0.34%	0.87%
Construction and land development	0.53%	5.82%
Commercial and industrial	3.04%	2.18%
Consumer and other loans	4.11%	0.50%
Ratio of net charge-offs to average total loans outstanding for the period (1)	1.22%	1.96%
______________________
(1)	Net charge-offs for the three months ended March 31, 2011 have been annualized.
(2)
Included in the first quarter of 2011 was one large charge off for $6.1 million of a commercial and industrial loan not previously considered impaired.  During the quarter, we concluded that much of the third-party information and collateral documentation we had relied upon to support this loan had been altered by the borrower and was not reflective of the underlying financial condition of the borrower or the value of our collateral.

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

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $984.2 million and $1.0 billion at March 31, 2011 and December 31, 2010, respectively.   Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.  A summary of our investment portfolio at March 31, 2011 follows:

March 31, 2011
Weighted average life	5.56 years
Weighted average coupon	4.32%
Tax equivalent yield	3.69%

Deposits and Other Borrowings. We had approximately $3.73 billion of deposits at March 31, 2011 compared to $3.83 billion at December 31, 2010.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $165.1 million at March 31, 2011 and $146.3 million at December 31, 2010.   Additionally, at March 31, 2011, we had borrowed $111.4 million in advances from the Federal Home Loan Bank of Cincinnati compared to $121.4 million at December 31, 2010.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,		December 31,
	2011	Percent	2010	Percent
Core funding:
Noninterest-bearing deposit accounts	$608,428	14.8%	$586,517	14.0%
Interest-bearing demand accounts	614,172	15.0%	573,670	13.7%
Savings and money market accounts	1,549,354	37.7%	1,596,306	38.0%
Time deposit accounts less than $100,000	338,018	8.2%	361,476	8.6%
Total core funding	3,109,972	75.7%	3,117,969	74.3%
Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	173,204	4.2%	188,510	4.5%
Other time deposits	448,707	10.9%	512,349	12.2%
Securities sold under agreements to repurchase	165,132	4.0%	146,294	3.5%
Total relationship based non-core funding	787,043	19.1%	847,153	20.2%
Wholesale funding:
Public funds greater than $100,000	-	0.0%	-	0.0%
Brokered deposits	-	0.0%	14,229	0.3%
Federal Home Loan Bank advances	111,351	2.8%	121,393	2.9%
Subordinated debt – Pinnacle National	15,000	0.4%	15,000	0.4%
Subordinated debt – Pinnacle Financial	82,476	2.0%	82,476	1.9%
Total wholesale funding	208,827	5.2%	233,098	5.5%
Total non-core funding	995,870	24.3%	1,080,251	25.7%
Totals	$4,105,842	100.0%	$4,198,220	100.0%

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At December 31, 2010, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 74.3% at December 31, 2010 to 75.7% at March 31, 2011.  The reciprocating time deposit category consists of deposits we receive from a bank network (the “CDARS network”) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in time deposits greater than $100,000 increments.  The Dodd-Frank Act permanently increases deposit insurance coverage from $100,000 to $250,000, and we expect this will cause us to change our deposit categories to reflect the new deposit limit including our core deposit definition.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of March 31, 2011 amounted to $959.9 million.  The following table shows our time deposits, including brokered time deposits, in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$85,574	1.73%
Over three but less than six months	80,420	1.66%
Over six but less than twelve months	113,104	1.62%
Over twelve months	58,920	2.20%
	338,018	1.76%
Denomination $100,000 and greater
Three months or less	274,423	1.24%
Over three but less than six months	134,903	1.51%
Over six but less than twelve months	141,082	1.76%
Over twelve months	71,503	2.37%
	621,911	1.55%
Totals	$959,929	1.62%

Subordinated debt and other borrowings.  On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (Trust I; Trust II; Trust III, Trust IV or collectively, the Trusts).  All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively.  The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (Trust Preferred Securities) in the aggregate amount of $10,000,000 for Trust I;  $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At March 31, 2011, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.107% at March 31, 2011) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.707% at March 31, 2011) which is set each quarter and matures on September 30, 2035.  The Trust II securities mature on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.957% at March 31, 2011) which is set each quarter and mature on September 30, 2036.  The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.157% at March 31, 2011) which is set each quarter and matures on September 30, 2037.

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

Subject to approval by the Federal Reserve Bank of Atlanta (Reserve Bank) and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008 for Trust I; on or after September 30, 2010 for Trust II; September 30, 2011 for Trust III and September 30, 2012 for Trust IV.  The Trust Preferred Securities may also be redeemed at any time subject to the CPP restrictions in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for Federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations.  That treatment is expected to continue under the Dodd Frank Act.  Debt issuance costs associated with Trust I of $41,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over ten years using the straight-line method.  There were no debt issuance costs associated with Trust II, Trust III or Trust IV.

On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank.  The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at March 31, 2011, $12 million qualified as Tier II capital for regulatory capital purposes.  The portion that qualifies as Tier II capital decreases by $3 million at August 2011 and at each subsequent anniversary.

Capital Resources.  At March 31, 2011 and December 31, 2010, our stockholders’ equity amounted to $681.2 million and $677.5 million, respectively, an increase of approximately $3.7 million.  Substantially all of this increase is attributable to our net income in the first quarter of 2011.

Pinnacle Financial has filed an application for participation in the Small Business Lending Fund (SBLF) program with the U.S. Treasury.  If the U.S. Treasury accepts our application and we subsequently elect to participate, we anticipate that we would issue up to $110 million in preferred stock to the U.S. Treasury pursuant to the Small Business Lending Fund and would utilize $95 million of the proceeds to redeem the preferred stock that we have issued to the U.S. Treasury under the CPP.  Should we elect to issue up to $110 million, the remaining proceeds would represent increased Tier 1 capital which we anticipate would be utilized to increase Pinnacle National’s lending to small businesses in the markets we serve and for other corporate purposes.  Under the terms to the SBLF program, the coupon rate paid to the U.S. Treasury would vary, based upon the growth we experience in loans to qualified small businesses during the first two years of participation in the SBLF program.  Each quarter, the original discount assigned to the preferred stock issued to the U.S. Treasury under the CPP is accreted to the carrying value of the preferred stock and, as of March 31, 2011, the carrying amount of the preferred stock was $91.1 million.  As a result of redemption of the preferred stock issued under the CPP, participation in the SBLF transaction would result in the acceleration of recognition of the remaining $3.9 million discount on the CPP preferred stock.  This would result in a corresponding preferred dividend charge of $3.9 million and reduction in net income available to common stockholders.  Since participation appears to be subject to substantial regulatory discretion, and definitive purchase agreements and preferred stock terms have not been published, we are not able to determine our participation in the SBLF as of the date of this filing.

In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets (leverage) ratio, of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At March 31, 2011, Pinnacle National’s Tier 1 risk-based capital ratio was 11.7%, our total risk-based capital ratio was 13.3% and our leverage ratio was 9.4% compared to 11.8%, 13.4% and 9.2% at December 31, 2010, respectively.

At March 31, 2011, Pinnacle Financial’s Tier 1 risk-based capital ratio was 13.6%, total risk-based capital ratio was 15.2% and its leverage ratio was 10.9% compared to 13.8%, 15.4 % and 10.7% at December 31, 2010, respectively.

Dividends.  Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. However, given the losses experienced by Pinnacle National during 2009 and 2010, Pinnacle National may not, without the prior approval of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses.  Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which totaled approximately $61.4 million as of March 31, 2011.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank before making such dividend and subordinated debt payments.  To date all such payments have been approved by the Federal Reserve Bank including the payments during the first and second quarters of 2011.

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

At March 31, 2011, our model results indicated that our balance sheet is slightly liability-sensitive.  Liability-sensitivity implies that our liabilities will reprice faster than our assets.  Absent any other asset liability strategies, an interest rate increase could cause slightly reduced net interest margin. This liability sensitivity is primarily attributable to the increase in loan rate floors that will remain constant during the initial stages of rising rates.  We continue to seek opportunities to reduce the cost of funds in our certificate of deposit portfolio thus helping to increase the short and mid range net interest margin forecast.  Deposit rates for our core deposit base are difficult to lower as we have achieved, for many deposit products, embedded floors, which basically means that we either are near a zero interest rate level or competitive pressures do not allow for meaningful decreases.  We do expect a slower rise in our cost of funds as interest rates begin to climb which should minimize the length of time our balance sheet is considered liability-sensitive.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  Beginning in 2007, we entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2011 and 2010, we had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Additionally, Pinnacle Financial recognized a discount on FHLB Advances in conjunction with previous acquisitions.  The remaining discount was $383,000 and $406,000 at March 31, 2011 and December 31, 2010, respectively.  Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At March 31, 2011, Pinnacle National had received advances from the FHLB totaling $110.97 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates(1)
2011	$-	NA
2012	25,000	3.36%
2013	20,000	2.67%
2014	5,000	0.38%
2015	25,000	2.46%
Thereafter	35,967	1.62%
Total	$110,967
Weighted average interest rate		2.33%

(1)  Some FHLB advances include variable interest rates and could increase in the future.  The table reflects the rates in effect as of March 31, 2011.

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregates $80 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at March 31, 2011, and for the three months ended March 31, 2011, we averaged borrowings from correspondent banks of $111,000 under such agreements.  Pinnacle National also has approximately $840.0 million in available Federal Reserve discount window lines.

At March 31, 2011, we had no brokered certificates of deposit compared to $14.2 million at December 31, 2010.  We issue brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2010 and anticipate that these deposits will represent a small percentage of our total funding in 2011 as we seek to maintain a higher level of core deposits.

At March 31, 2011, we had no significant commitments for capital expenditures.  Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At March 31, 2011, we had outstanding standby letters of credit of $72.8 million and unfunded loan commitments outstanding of $909.5 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

 Recent Accounting Pronouncements

ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (TDR). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered troubled debt restructurings. Pinnacle Financial is continuing to evaluate the impact of adoption of this ASU.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 48 through 50 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We have outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and below what we believe are all significant risks to investors in Pinnacle Financial. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  Except as set forth below, there has been no material change to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report.

The effectiveness of our asset management activities are critical to our ability to improve, resolve or liquidate nonperforming loans and other real estate and thereby reduce loan losses and other real estate expense.

Over the past two years, we have undertaken various initiatives to enhance our credit review, loan administration and special asset management and administration procedures, and believe that these enhancements have begun to reduce the levels of our problem and potential problem assets. However, continued improvement is dependent to a degree on market conditions and other factors beyond our control and if we are unable to successfully manage our problem and potential problem assets in a timely matter, we could experience materially increased loan losses and other real estate expense.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	13,546	$14.47	-	-
February 1, 2011 to February 28, 2011	2,553	15.11	-	-
March 1, 2011 to March 31, 2011	746	15.91	-	-
Total	16,845	$15.16	-	-
 ______________________
(1)
During the quarter ended March 31, 2011, 86,879 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 14,528 shares to satisfy tax withholding requirements for these associates and 2,317 shares to satisfy tax withholding requirements for these directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1
Business Protection Agreement dated June 18, 2007 between Gary L. Scott and Mid-America Bancshares, Inc. (File no.000-55212) and assumed by Registrant upon merger dated November 30, 2007 (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed June 20, 2007 by Mid-America Bancshares, Inc. (“Mid-America”))

10.2
Business Protection Agreement dated June 18, 2007 between David Major and Mid-America and assumed by Registrant upon merger dated November 30, 2007 (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed June 20, 2007 by Mid-America.)

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

PINNACLE FINANCIAL PARTNERS, INC.

May 5 , 2011	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 5 , 2011	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer