Form 10-Q
period 2011-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2011-07-29
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

As of July 28, 2011 there were 34,138,304 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2011

FORWARD-LOOKING STATEMENTS

Certain of the statements in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the reduction of Pinnacle Financial’s loan balances, and conversely, the inability of Pinnacle Financial to ultimately grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the impact of governmental restrictions on entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); (xiv) further deterioration in the valuation of other real estate owned; (xv) inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; (xvi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (xvii) Pinnacle Financial recording a change in the valuation allowance related to its deferred tax asset. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011, as updated in Part II, Item 1A, “Risk Factors,” of the Quarterly Report on Form 10-Q filed on May 5, 2011. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1.
Part I.  Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Cash and noninterest-bearing due from banks	$62,316,425	$40,154,247
Interest-bearing due from banks	147,703,476	140,647,481
Federal funds sold	6,231,745	7,284,685
Short-term discount notes	-	499,768
Cash and cash equivalents	216,251,646	188,586,181

Securities available-for-sale, at fair value	922,780,234	1,014,316,831
Securities held-to-maturity (fair value of $2,791,215 and $4,411,856 at June 30, 2011 and December 31, 2010, respectively)	2,727,272	4,320,486
Mortgage loans held-for-sale	14,161,572	16,206,034

Loans	3,207,104,232	3,212,440,190
Less allowance for loan losses	(76,970,502)	(82,575,235)
Loans, net	3,130,133,730	3,129,864,955

Premises and equipment, net	79,999,621	82,374,228
Other investments	42,757,144	42,282,255
Accrued interest receivable	15,723,962	16,364,573
Goodwill	244,083,193	244,090,311
Core deposits and other intangible assets	9,273,297	10,705,105
Other real estate owned	52,395,174	59,608,224
Other assets	101,045,934	100,284,697
Total assets	$4,831,332,779	$4,909,003,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$662,017,752	$586,516,637
Interest-bearing	572,465,335	573,670,188
Savings and money market accounts	1,634,633,008	1,596,306,386
Time	892,403,408	1,076,564,179
Total deposits	3,761,519,503	3,833,057,390
Securities sold under agreements to repurchase	124,513,664	146,294,379
Federal Home Loan Bank advances	111,190,714	121,393,026
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	3,031,394	5,197,925
Other liabilities	34,373,482	28,127,875
Total liabilities	4,132,104,757	4,231,546,595
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at June 30, 2011, and December 31, 2010	91,422,313	90,788,682
Common stock, par value $1.00; 90,000,000 shares authorized; 34,136,163 issued and outstanding at June 30, 2011 and 33,870,380 issued and outstanding at December 31, 2010	34,136,163	33,870,380
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	533,557,342	530,829,019
Retained earnings	19,864,142	12,996,202
Accumulated other comprehensive income, net of taxes	16,899,660	5,624,600
Total stockholders’ equity	699,228,022	677,457,285
Total liabilities and stockholders’ equity	$4,831,332,779	$4,909,003,880

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$38,905,155	$40,323,693	$77,258,636	$81,398,800
Securities:
Taxable	6,479,280	8,058,265	12,840,179	17,145,853
Tax-exempt	1,837,811	1,985,946	3,773,699	4,036,199
Federal funds sold	566,874	560,611	1,140,880	1,037,753
Total interest income	47,789,120	50,928,515	95,013,394	103,618,605

Interest expense:
Deposits	8,306,751	12,925,139	17,730,992	26,388,954
Securities sold under agreements to repurchase	345,444	364,648	727,013	916,961
Federal Home Loan Bank advances and other borrowings	1,341,546	1,941,437	2,739,377	4,055,492
Total interest expense	9,993,741	15,231,224	21,197,382	31,361,407
Net interest income	37,795,379	35,697,291	73,816,012	72,257,198
Provision for loan losses	6,587,189	30,508,685	12,726,327	43,734,605
Net interest income after provision for loan losses	31,208,190	5,188,606	61,089,685	28,522,593

Noninterest income:
Service charges on deposit accounts	2,330,206	2,429,200	4,591,663	4,794,511
Investment services	1,637,426	1,315,263	3,145,512	2,551,646
Insurance sales commissions	1,004,246	904,359	2,053,478	2,003,378
Gain on loans sold, net	789,258	908,611	1,398,635	1,423,809
Net gain on sale of investment securities	610,302	2,259,124	451,199	2,623,674
Trust fees	769,935	754,515	1,499,923	1,651,088
Other noninterest income	2,668,041	1,998,082	4,993,061	4,006,694
Total noninterest income	9,809,414	10,569,154	18,133,471	19,054,800

Noninterest expense:
Salaries and employee benefits	18,523,531	15,847,121	36,447,153	32,851,647
Equipment and occupancy	5,060,014	5,492,406	10,066,724	10,858,593
Other real estate expense	3,825,608	7,411,206	8,159,726	12,813,359
Marketing and other business development	766,422	793,696	1,520,173	1,547,614
Postage and supplies	545,097	700,505	1,034,974	1,434,044
Amortization of intangibles	715,905	746,001	1,431,809	1,492,002
Other noninterest expense	4,920,766	5,500,424	10,397,612	11,660,655
Total noninterest expense	34,357,343	36,491,359	69,058,171	72,657,914
Income (loss) before income taxes	6,660,261	(20,733,599)	10,164,985	(25,080,521)
Income tax expense (benefit)	288,414	5,630,431	288,414	5,106,734
Net income (loss)	6,371,847	(26,364,030)	9,876,571	(30,187,255)
Preferred stock dividends	1,200,694	1,200,694	2,388,194	2,388,194
Accretion on preferred stock discount	327,657	306,466	633,631	664,459
Net income (loss) available to common stockholders	$4,843,496	$(27,871,190)	$6,854,746	$(33,239,908)
Per share information:
Basic net income (loss) per common share available to common stockholders	$0.14	$(0.85)	$0.21	$(1.02)
Diluted net income (loss) per common share available to common stockholders	$0.14	$(0.85)	$0.20	$(1.02)
Weighted average shares outstanding:
Basic	33,454,229	32,675,221	33,410,385	32,616,943
Diluted	34,095,636	32,675,221	34,054,746	32,616,943

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

		Common Stock
	Preferred Stock Amount	Shares	Amount	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholders’ Equity

Balances, December 31, 2009	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	135,664	135,664	-	974,901	-	-	1,110,565
Issuance of restricted common shares, net of forfeitures	-	265,360	265,360	-	(265,360)	-	-	-
Restricted shares withheld for taxes	-	(9,002)	(9,002)	-	(121,305)	-	-	(130,307)
Compensation expense for restricted shares	-	-	-	-	1,191,571	-	-	1,191,571
Compensation expense for stock options	-	-	-	-	857,120	-	-	857,120
Accretion on preferred stock dividend	664,459	-	-	-	-	(664,459)	-	-
Preferred dividends paid	-	-	-	-	-	(2,375,000)	-	(2,375,000)
Comprehensive income:
Net loss	-	-	-	-	-	(30,187,255)	-	(30,187,255)
Net unrealized gains on securities available-for-sale, net of deferred tax	-	-	-	-	-	-	10,428,262	10,428,262
Total comprehensive loss								(19,758,993)
Balances, June 30, 2010	$90,127,092	33,421,741	$33,421,741	$3,348,402	$527,003,530	$10,146,029	$17,868,343	$681,915,137

Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options, and related tax benefits	-	106,919	106,919	-	612,280	-	-	719,199
Issuance of restricted common shares, net of forfeitures	-	158,303	158,303	-	(158,303)	-	-	-
Issuance of Salary Stock Units	-	18,680	18,680	-	272,501	-	-	291,181
Restricted shares withheld for taxes	-	(18,119)	(18,119)	-	(249,341)	-	-	(267,460)
Compensation expense for restricted shares	-	-	-	-	1,570,425	-	-	1,570,425
Compensation expense for stock options	-	-	-	-	680,761	-	-	680,761
Accretion on preferred stock discount	633,631	-	-	-	-	(633,631)	-	-
Preferred dividends paid	-	-	-	-	-	(2,375,000)	-	(2,375,000)
Comprehensive income:
Net income	-	-	-	-	-	9,876,571	-	9,876,571
Net unrealized gains on securities available-for-sale, net of deferred tax	-	-	-	-	-	-	11,275,060	11,275,060
Total comprehensive income								21,151,631
Balances, June 30, 2011	$91,422,313	34,136,163	$34,136,163	$3,348,402	$533,557,342	$19,864,142	$16,899,660	$699,228,022

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$9,876,571	$(30,187,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	3,673,938	2,095,570
Depreciation and amortization	5,650,951	5,967,863
Provision for loan losses	12,726,327	43,734,605
Gain on loan sales, net	(1,398,635)	(1,481,301)
Gain on sale of investment securities, net	(451,199)	(2,623,674)
Stock-based compensation expense	2,542,367	2,048,691
Deferred tax expense (benefit)	(568,101)	16,820,471
Losses on other real estate and other investments	6,107,869	11,672,034
Excess tax benefit from stock compensation	(7,117)	(10,358)
Mortgage loans held for sale:
Loans originated	(136,038,263)	(172,250,210)
Loans sold	139,486,474	164,340,327
Decrease in other assets	19,894,737	723,307
Increase in other liabilities	4,078,621	16,118,412
Net cash provided by operating activities	65,574,540	56,968,482

Investing activities:
Activities in securities available-for-sale:
Purchases	(69,910,259)	(246,633,539)
Sales	51,116,046	147,036,923
Maturities, prepayments and calls	118,391,346	145,523,934
Activities in securities held-to-maturity:
Sales	-	954,388
Maturities, prepayments and calls	1,584,999	1,065,613
Decrease (increase) in loans, net	(32,148,545)	142,806,911
Purchases of premises and equipment	(1,329,819)	(6,151,116)
Other investments	(255,349)	(948,641)
Net cash provided by investing activities	67,448,419	183,654,473

Financing activities:
Net (decrease) increase in deposits	(71,503,872)	29,949,521
Net decrease in securities sold under agreements to repurchase	(21,780,716)	(115,974,899)
Advances from Federal Home Loan Bank:
Issuances	-	70,000,000
Payments	(10,156,762)	(151,110,778)
Preferred dividends paid	(2,375,000)	(2,375,000)
Exercise of common stock options and stock appreciation rights	451,739	980,259
Excess tax benefit from stock compensation	7,117	10,358
Net cash used in financing activities	(105,357,494)	(168,520,539)
Net increase in cash and cash equivalents	27,665,465	72,102,416
Cash and cash equivalents, beginning of period	188,586,181	166,602,074
Cash and cash equivalents, end of period	$216,251,646	$238,704,490

See accompanying notes to consolidated financial statement

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

Loans — Loans are reported at their outstanding principal balances, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding.  Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At June 30, 2011 and December 31, 2010, net deferred loan fees of $505,000 and $579,000, respectively, were included in loans on the accompanying consolidated balance sheets.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans.  At December 31, 2010 and at June 30, 2011, there were no loans classified as nonaccrual that were not also deemed to be impaired.  A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc.). As discussed in the allowance for loan loss discussion below, an allowance is recognized if the fair value of the impaired loan is less than the recorded investment in the impaired loan.

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

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process.  We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. We incorporate relevant loan review results in the loan impairment determination. In addition, regulatory agencies, as an integral part of their examination process, will periodically review Pinnacle Financial’s allowance for loan losses, and may require Pinnacle Financial to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations. The determination of the allowance for loan losses is composed of the results of two independent impairment analyses pursuant to the provisions of both ASC 450-20 (formerly SFAS 5) and ASC 310-10-35(formerly SFAS 114) as discussed below.

ASC 450-20, Loss Contingencies — As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments:  commercial, commercial real estate, small business lending, consumer and consumer real estate.  Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.  Prior to 2010, because of Pinnacle Financial’s limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of the bank’s own historical loan loss migration analysis into our determination of the allowance for loan losses.  We believe the increased emphasis on our historical loss experience metrics provides a better estimate of losses inherent in our portfolio.  This refinement of our own methodology did not result in a material change in our allowance.

The allowance allocation for commercial, commercial real estate loans and small business lending portfolios begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on our historical loss experience adjusted for current factors and industry loss factors.  Our historical loss experience is based on a migration analysis of all loans that were charged-off during prior years.  In the first quarter of 2011, the migration analysis was based on an eight quarter look-back to capture the recent loan loss experience of the firm.  In the second quarter of 2011, we extended our migration analysis to include a nine quarter look-back.  In this current economic environment, we believed the extension of our look-back period was appropriate due to the risks inherent in our loan portfolio.  As we move through the economic cycle, we will continue to use judgment to determine our look-back period as we seek to capture the inherent risks in our portfolio.  The migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial, commercial real estate and small business lending portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 6.4% of the allowance for loan losses at June 30, 2011 compared to 6.8% of allowance for loan losses at December 31, 2010.  As of June 30, 2011 and December 31, 2010, the environmental allocation was 0.16% and 0.19%, respectively, of the outstanding principal balance of commercial, commercial real estate and small business loan portfolios and 0.14% and 0.16%, respectively, of consumer and consumer real estate loans.  The decrease in the environmental allocation between the two periods is based on our analysis of the above factors as of both balance sheet dates.

The allowance also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the volatility of the local economies in the markets we serve and imprecision in our credit risk ratings process.

ASC 310-10-35, Receivables — The second component of our allowance for loan loss is the allowance for impaired loans.  Generally, loans with an identified weakness and principal balance of $250,000 or more are subject to individual determination of the amount of impairment that exists for a particular loan. The amount of the impairment is measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off.   Changes to the valuation allowance are recorded as a component of the provision for loan losses.  Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses.

For loans less than $250,000, Pinnacle Financial assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $250,000.  In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements.  At June 30, 2011, the principal balance of these small impaired loans was $8.0 million, which represented 13.4% of all impaired loans.  At December 31, 2010, the principal balance of these small impaired loans was $8.9 million, which represented 11.0% of all impaired loans.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2011 and 2010 was as follows:

	For the six months ended June 30
	2011	2010
Cash Transactions:
Interest paid	$23,443,480	$32,276,757
Income taxes (paid) received	(538,414)	100,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	20,674,575	50,244,878
Loans foreclosed upon and transferred to other real estate owned	18,743,360	37,645,241

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2011, there were approximately 1,659,000 stock options and 8,200 stock appreciation rights outstanding to purchase common shares.  Additionally, as of June 30, 2011, there were outstanding warrants to purchase 267,455 shares of Pinnacle Financial common stock.  These warrants were issued in conjunction with Pinnacle Financial’s participation in the U.S. Treasury’s Capital Purchase Program (CPP) as more fully discussed in Note 2. For the six months ended June 30, 2011, approximately 644,361 dilutive stock options, stock appreciation rights and warrants were included in the earnings per share calculation.  As of June 30, 2010, there were 2,038,000 stock options and 9,500 stock appreciation rights outstanding to purchase common shares.  Additionally, as of June 30, 2010, there were outstanding warrants to purchase 495,455 of common shares of Pinnacle Financial common stock.  Due to the net loss attributable to common stockholders for the three and six months ended June 30, 2010, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on the loss per share.

The following is a summary of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Basic earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$4,843,496	$(27,871,190)	$6,854,746	$(33,239,908)

Denominator - Average common shares outstanding	33,454,229	32,675,221	33,410,385	32,616,943
Basic income (loss) per share available to common stockholders	$0.14	$(0.85)	$0.21	$(1.02)

Diluted earnings per share calculation:
Numerator – Net income (loss) available to common stockholders	$4,843,496	$(27,871,190)	$6,854,746	$(33,239,908)

Denominator - Average common shares outstanding	33,454,229	32,675,221	33,410,385	32,616,943
Dilutive shares contingently issuable	641,407	-	644,361	-
Average diluted common shares outstanding	34,095,636	32,675,221	34,054,746	32,616,943
Diluted net income (loss) per share available to common stockholders	$0.14	$(0.85)	$0.20	$(1.02)

Recently Issued Accounting Pronouncement — In April 2011, FASB issued ASU No. 2011-02 A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered troubled debt restructurings. Pinnacle Financial does not expect the adoption of this guidance to have a significant impact on the financial results.

Note 2. Participation in U.S. Treasury Capital Purchase Program

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$52,895,419	$225,945	$52,325	$53,069,039
Mortgage-backed securities	639,792,789	19,801,102	201,730	659,392,161
State and municipal securities	190,932,779	8,992,920	207,924	199,717,775
Corporate notes and other	9,750,731	850,528	-	10,601,259
	$893,371,718	$29,870,495	$461,979	$922,780,234
Securities held-to-maturity:
State and municipal securities	2,727,272	70,186	6,243	2,791,215
	$2,727,272	$70,186	$6,243	$2,791,215

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$90,214,825	$487,320	$286,707	$90,415,438
Mortgage-backed securities	686,938,731	16,742,783	2,419,943	701,261,571
State and municipal securities	208,562,713	4,580,704	1,662,378	211,481,039
Corporate notes and other	10,474,074	761,487	76,778	11,158,783
	$996,190,343	$22,572,294	$4,445,806	$1,014,316,831
Securities held-to-maturity:
State and municipal securities	4,320,486	104,643	13,273	4,411,856
	$4,320,486	$104,643	$13,273	$4,411,856

During the quarter ended June 30, 2011, Pinnacle Financial realized approximately $650,000 in gains and no losses from the sale of $31.8 million of available-for-sale securities. The bonds sold included the sale of a security which was deemed to be other-than-temporarily impaired during the first quarter of 2011, and mortgage backed and municipal securities that had fallen outside of the parameters of our Asset/Liability policy as more fully described below.  During the second quarter of 2011, three securities were deemed to be other-than-temporarily impaired.  Pinnacle Financial recorded impairment totaling $40,000 that partially offset the gain on the sale of the securities.  During the quarter ended March 31, 2011, Pinnacle Financial realized approximately $612,000 in gains and $365,000 in losses from the sale of $19.0 million of available-for-sale securities.  Also, during the first quarter of 2011, Pinnacle Financial determined that an available-for-sale security was other-than-temporarily impaired as the credit worthiness of the security had deteriorated. This resulted in a $406,000 impairment charge which offset the net gain on the sale of investment securities.

At June 30, 2011, approximately $717.8 million of Pinnacle Financial’s investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of June 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,236,616	$3,322,308	$1,816,317	$1,846,509
Due in one year to five years	52,490,447	53,747,804	910,955	944,706
Due in five years to ten years	92,620,753	97,530,848	-	-
Due after ten years	105,231,153	108,787,153	-	-
Mortgage-backed securities	639,792,749	659,392,121	-	-
	$893,371,718	$922,780,234	$2,727,272	$2,791,215

At June 30, 2011 and December 31, 2010, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2011:

U.S. government agency securities	$15,301,247	$52,325	$-	$-	$15,301,247	$52,325
Mortgage-backed securities	105,844,982	201,235	195,655	495	106,040,637	201,730
State and municipal securities	4,282,612	66,842	4,364,859	147,325	8,647,471	214,167
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$125,428,841	$320,402	$4,560,514	$147,820	$129,989,355	$468,222

At December 31, 2010:

U.S. government agency securities	$22,011,159	$286,707	$-	$-	$22,011,159	$286,707
Mortgage-backed securities	275,389,573	2,418,995	225,984	948	275,615,557	2,419,943
State and municipal securities	53,420,235	880,615	6,979,207	795,036	60,399,442	1,675,651
Corporate notes	258,282	823	424,046	75,955	682,328	76,778
Total temporarily-impaired securities	$351,079,249	$3,587,140	$7,629,237	$871,939	$358,708,486	$4,459,079

The applicable date for determining when securities are in an unrealized loss position is June 30, 2011.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period which would result in the security being classified in the “Investments with an unrealized loss of less than 12 months” category above.

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

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case by case basis.  As noted in the table above, at June 30, 2011, Pinnacle Financial had unrealized losses of $468,000 on $130.0 million of available-for-sale securities. Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

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

The composition of loans by primary loan classification as well as impaired and performing loan status at June 30, 2011 and December 31, 2010 is summarized in the table below (in thousands):

	Performing Loans		Impaired Loans		Total Loans
	June 30 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30 2011	December 31, 2010
Commercial real estate – mortgage	$1,082,786	$1,082,073	$8,497	$12,542	$1,091,283	$1,094,615
Consumer real estate – mortgage	697,425	696,452	10,855	9,035	708,280	705,487
Construction and land development	252,549	287,747	29,515	43,514	282,064	331,261
Commercial and industrial	1,048,081	997,351	10,182	14,740	1,058,263	1,012,091
Consumer and other	66,536	67,954	678	1,032	67,214	68,986
	$3,147,377	$3,131,577	$59,727	$80,863	$3,207,104	$3,212,440

The following table shows the allowance allocation by loan classification for impaired and performing loans at June 30, 2011 and December 31, 2010 (in thousands):

	Performing Loans		Impaired Loans		Total Allowance for Loan Losses
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commercial real estate – mortgage	$19,680	$19,076	$493	$176	$20,173	$19,252
Consumer real estate – mortgage	10,423	9,330	362	568	10,785	9,898
Construction and land development	11,762	15,297	1,945	3,825	13,707	19,122
Commercial and industrial	18,498	17,428	2,187	3,998	20,685	21,426
Consumer and other	1,185	1,484	35	390	1,220	1,874
Unallocated	10,400	11,003	-	-	10,400	11,003
	$71,948	$73,618	$5,022	$8,957	$76,970	$82,575

The following table details the changes in the allowance for loan losses from January 1, 2010 to December 31, 2010 to June 30, 2011 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, January 1, 2010	$22,505	$10,725	$23,027	$26,332	$2,456	$6,914	$91,959
Charged-off loans	(9,041)	(6,769)	(27,526)	(23,555)	(652)	-	(67,543)
Recovery of previously charged-off loans	343	377	2,618	874	252	-	4,464
Provision for loan losses	5,445	5,565	21,003	17,775	(182)	4,089	53,695
Balances, Dec. 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(2,647)	(2,006)	(4,026)	(11,127)	(868)	-	(20,674)
Recovery of previously charged-off loans	84	260	825	1,088	86	-	2,343
Provision for loan losses	3,484	2,633	(2,214)	9,298	128	(603)	12,726
Balances, June 30, 2011	$20,173	$10,785	$13,707	$20,685	$1,220	$10,400	$76,970

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Commercial loans receive risk ratings by the assigned financial advisor that are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by our primary regulator.  At June 30, 2011, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the loan.  However, certain consumer real estate-mortgage loans and certain consumer and other loans do receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

•
Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize collection of the debt.  Substandard loans are characterized by the distinct possibility that Pinnacle Financial will sustain some loss if the deficiencies are not corrected.

•	Substandard-impaired loans are substandard loans that have been placed on nonaccrual.
•
Doubtful-impaired loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Pinnacle Financial considers all doubtful loans to be impaired and places the loan on nonaccrual status.

The following table outlines the amount of each loan classification categorized into each risk rating class as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Pass	Special Mention	Substandard	Substandard-Impaired	Doubtful-Impaired	Total Loans
Commercial real estate – mortgage	$973,979	$41,914	$66,893	$8,497	$-	$1,091,283
Consumer real estate – mortgage	658,529	15,812	23,084	7,403	3,452	708,280
Construction and land development	187,594	24,299	40,656	28,908	607	282,064
Commercial and industrial	992,405	24,818	30,848	8,965	1,217	1,058,263
Consumer and other	65,756	743	37	557	121	67,214
	$2,878,273	$107,586	$161,518	$54,330	$5,397	$3,207,104

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

The information presented above for December 31, 2010 has been reclassified from the presentation in our Annual Report on Form 10-K for the year ended December 31, 2010 to conform to the June 30, 2011 presentation. Consumer loans previously classified as performing have been further classified into special mention and substandard.

At June 30, 2011 and December 31, 2010, there were no loans classified as nonaccrual that were not deemed to be impaired. At June 30, 2011 and December 31, 2010, all impaired loans were on nonaccruing interest status.  The principal balances of these nonaccrual loans amounted to $59,727,000 and $80,863,000 at June 30, 2011 and December 31, 2010, respectively, and are included in the table above.  For the three months ended June 30, 2011 the average balance of impaired loans was $68,048,000 as compared to $108,426,000 for the twelve months ended December 31, 2010.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $2,714,000 and $5,546,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.  Had nonaccruing loans been on accruing status, interest income would have been higher by $1,075,000 and $2,920,000 for the three months ended June 30, 2011 and 2010, respectively.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our impaired loans at June 30, 2011 and December 31, 2010 by loan category and the amount of interest income recognized on a cash basis throughout the quarter and year then ended, respectively, on these loans that remain on our balance sheet (in thousands):

	At June 30, 2011			For the six months ended June 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Impaired loans with no recorded allowance:
Commercial real estate – mortgage	$6,609	$7,901	$-	$6,316	$5
Consumer real estate – mortgage	6,906	9,334	-	9,323	-
Construction and land development	22,392	26,630	-	26,675	37
Commercial and industrial	3,923	5,244	-	5,248	-
Consumer and other	251	347	-	347	-
Total	$40,081	$49,456	$-	$47,909	$42

Impaired loans with a recorded allowance:
Commercial real estate – mortgage	$1,888	$4,092	$493	$4,097	$-
Consumer real estate – mortgage	3,949	5,807	362	5,859	1
Construction and land development	7,123	7,487	1,945	7,487	7
Commercial and industrial	6,259	9,626	2,187	9,565	-
Consumer and other	427	723	35	723	-
Total	$19,646	$27,735	$5,022	27,731	$8

Total Impaired Loans	$59,727	$77,191	$5,022	$75,640	$50

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2010			For the year ended December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Impaired loans with no recorded allowance:
Commercial real estate – mortgage	$10,585	$12,468	$-	$12,478	$278
Consumer real estate – mortgage	4,063	5,041	-	5,041	83
Construction and land development	31,106	35,525	-	35,631	188
Commercial and industrial	2,865	5,501	-	5,501	9
Consumer and other	272	368	-	368	-
Total	$48,891	$58,903	$-	$59,019	$558

Impaired loans with a recorded allowance:
Commercial real estate – mortgage	$1,957	$2,328	$176	$2,328	$55
Consumer real estate – mortgage	4,972	5,869	568	5,875	143
Construction and land development	12,408	12,619	3,825	12,623	234
Commercial and industrial	11,875	13,005	3,998	12,996	324
Consumer and other	760	846	390	846	17
Total	$31,972	$34,667	$8,957	$34,668	$773

Total Impaired Loans	$80,863	$93,570	$8,957	$93,687	$1,331
_________________
(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to regulatory requirements and no specific allowance is carried related to those loans.

Pinnacle Financial’s policy is that once a loan is classified as impaired and placed on nonaccrual status, interest income is subsequently recognized to the extent cash payments are received while the loan is classified as nonaccrual, but is reviewed on a case-by-case basis.  Pinnacle Financial recognized $50,000 and $1,340,000 of interest income from cash payments received during the six months ended June 30, 2011 and the year ended December 31, 2010 while the underlying loans were placed on impaired status.

Impaired loans also include loans that Pinnacle National has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle National may have to otherwise incur.  If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. In accordance with industry practice, once a relationship is classified as a restructured loan, the relationship will remain classified as a restructured loan until the borrower can demonstrate adherence to the restructured terms for at least six months. Loans that have been restructured that were performing as of the restructure date are not included in nonperforming loans.  At June 30, 2011 and December 31, 2010, there were $13.0 million and $20.5 million, respectively, of accruing restructured loans that were performing as of the restructure date.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at June 30, 2011 with the comparative exposures for December 31, 2010:

	(dollars in thousands)
	June 30, 2011	December 31, 2010
Lessors of nonresidential buildings	$492,377	$502,268
Lessors of residential buildings	153,049	132,668
Land subdividers	134,089	144,550

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents past due balances at June 30, 2011 and December 31, 2010, by loan classification allocated between performing and impaired status (in thousands):

	At June 30, 2011
	30-89 days past due	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans

Commercial real estate:
Owner-occupied	$1,103	$-	$1,103	$7,420	$533,912	$542,435
All other	4,717	-	4,717	1,077	543,054	548,848
Consumer real estate – mortgage	2,501	122	2,623	10,855	694,802	708,280
Construction and land development	1,163	-	1,163	29,515	251,386	282,064
Commercial and industrial	2,559	755	3,314	10,182	1,044,767	1,058,263
Consumer and other	292	-	292	678	66,244	67,214
	$12,335	$877	$13,212	$59,727	$3,134,165	$3,207,104

	At December 31, 2010
	30-89 days past due	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans

Commercial real estate:
Owner-occupied	$1,602	$-	$1,602	$10,037	$520,260	$531,899
All other	362	-	362	2,505	559,849	562,716
Consumer real estate – mortgage	3,544	-	3,544	9,035	692,908	705,487
Construction and land development	2,157	38	2,195	43,514	285,552	331,261
Commercial and industrial	1,636	100	1,736	14,740	995,615	1,012,091
Consumer and other	152	-	152	1,032	67,802	68,986
	$9,453	$138	$9,591	$80,863	$3,121,986	$3,212,440
_________________
(1)
Approximately $24.6 million and $33.2 million of impaired loans as of June 30, 2011 and December 31, 2010, respectively, are currently performing pursuant to their contractual terms.  All impaired loans as of these dates are on nonaccrual status.

Potential problem loans, which are not included in nonperforming assets, amounted to approximately $148.5 million at June 30, 2011, compared to $223.1 million at December 31, 2010.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard restructured accruing loans.

At June 30, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $12,059,000 to current directors, executive officers, and their related entities, of which $8,927,000 had been drawn upon.  At December 31, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $22,543,000 to directors, executive officers, and their related entities, of which approximately $18,103,000 had been drawn upon.  The terms on these loans and extensions are on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2011.

At June 30, 2011, Pinnacle Financial had approximately $14.2 million of mortgage loans held-for-sale compared to approximately $16.2 million at December 31, 2010.  These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three and six months ended June 30, 2011, Pinnacle Financial recognized $789,000 and $1,399,000, respectively, in gains on the sale of these loans compared to $909,000 and $1,424,000, respectively, during the three and six months ended June 30, 2010.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.  Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2011, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2011.

As of June 30, 2011, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. Pinnacle Financial’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

 Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The IRS concluded its examination of the 2007, 2008 and 2009 federal tax returns during the second quarter of 2011.  As a result of the examination, Pinnacle Financial recorded income tax expense, penalties and interest for the six months ended June 30, 2011 of $288,000 as a result of timing differences identified during the course of the exam.  Because Pinnacle Financial has a deferred tax valuation allowance recorded against its deferred tax assets, this timing difference is recorded as expense.  Pinnacle Financial is currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2010 and the state of Tennessee for the years ended December 31, 2007 through 2010.

Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to the recognition of a valuation allowance against net deferred tax assets.  Because Pinnacle Financial has recorded a valuation allowance against its net deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Additionally, any current tax due as a result of current period taxable income generated will reduce the valuation allowance by the same amount.  For the six months ended June 30, 2011, we have current tax expense due of $568,000 which is reflected as our net deferred tax asset.  Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations will be nominal.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets is based on future reversals of existing taxable temporary differences. Pinnacle Financial does not currently consider future taxable income in determining the realizability of its deferred tax assets. At June 30, 2011, Pinnacle Financial has a valuation allowance of $16.6 million recorded against its net deferred tax asset less the current year tax liability.  However, if profitability continues to a point that is considered sustainable, some portion or all of the remaining valuation allowance may be reversed.  The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

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

A summary of Pinnacle Financial's total contractual amount for all off-balance sheet commitments at June 30, 2011 is as follows:

Commitments to extend credit	$873,981,000
Standby letters of credit	$84,389,000

At June 30, 2011, the fair value of Pinnacle Financial’s standby letters of credit was $360,000.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

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

From inception of Pinnacle National’s mortgage department in January 2003 through June 30, 2011, Pinnacle National originated and sold approximately 9,700 mortgage loans totaling $2.06 billion to third-party purchasers.  Of the approximately 9,700 mortgage loans, Pinnacle underwrote approximately 2,400 conventional loans at a 80% or less loan-to-value that were sold to other investors and 1,900 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant and has resulted in insignificant losses to Pinnacle National. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle until settlement with the purchaser.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus in foreclosure practices of financial institutions nationwide, Pinnacle National evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At June 30, 2011, Pinnacle National has $675.2 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle National personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle National has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these claims outstanding at June 30, 2011 will not have a material impact on Pinnacle Financial’s financial statements.

Note 7.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Form 10-K, Pinnacle Financial has two equity incentive plans.  Additionally, Pinnacle Financial has assumed equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (Cavalry) and Mid-America Bancshares, Inc. (Mid-America) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors.  At June 30, 2011, there were approximately 664,000 shares available for future issuances under all of these plans.

Common Stock Options and Stock Appreciation Rights

As of June 30, 2011, there were approximately 1,660,000 stock options and 8,200 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the six months ended June 30, 2011 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2010	1,795,785	$19.49	4.82	$3,692
Granted	-	-
Exercised (2)	(106,919)	6.19
Forfeited	(20,611)	27.46
Outstanding at June 30, 2011	1,668,256	$20.25	4.28	$3,926
Outstanding and expected to vest as of June 30, 2011	1,636,241	$20.16	4.28	$3,898
Options exercisable at June 30, 2011 (3)	1,502,475	$18.07	4.09	$3,781
_________________
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $15.56 per common share for the approximately 558,000 options and stock appreciation rights that were in-the-money at June 30, 2011.

(2)	There were no stock appreciation rights exercised during the six months ended June 30, 2011.
(3)
In addition to these outstanding options, there were 267,455 warrants outstanding at June 30, 2011 that were issued in conjunction with the CPP.  These warrants, if exercised, will result in the issuance of common shares.

During the three months ended June 30, 2011, approximately 22,000 option awards vested at an average exercise price of $26.69 with an intrinsic value of $10,000.

As of June 30, 2011, there was approximately $908,000 of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.08 years.

During the three and six months ended June 30, 2011, Pinnacle Financial recorded stock option compensation expense of $311,000 and $681,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006, compared to $413,000 and $857,000 for the three and six months ended June 30, 2010.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.

Restricted Shares

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of June 30, 2011 under either of these plans.  During the six months ended June 30, 2011, Pinnacle Financial awarded 213,880 shares of restricted common stock to certain Pinnacle Financial associates and outside directors.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of activity for unvested restricted share awards for the six months ended June 30, 2011 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2010	640,394	$17.63
Shares awarded	213,880	14.55
Restrictions lapsed and shares released to associates/directors	(99,558)	17.60
Shares forfeited	(73,895)	20.08
Unvested at June 30, 2011	680,821	$16.43

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six month period ended June 30, 2011:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Withheld for taxes by participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2011	Associates	5	114,445	-	-	4,425	110,020
Performance Based Awards (3)
2011	Leadership team (4)	10	63,302	-	-	-	63,302
2011	Leadership team	3	21,097	-	-	-	21,097
Outside Director Awards (5)
2011	Outside directors	1	15,036	-	-	-	15,036
_________________
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
(3)
The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain pretax earnings and soundness targets over each year of the subsequent vesting period (or alternatively, the cumulative vesting period), excluding the impact of any merger related expenses.

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

Compensation expense associated with the performance-based restricted share awards is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award.  For the three and six  months ended June 30, 2011 and 2010, Pinnacle Financial recognized approximately $762,000 and $1,570,000, respectively, in compensation costs attributable to all restricted share awards issued prior to the end of those periods, compared to $450,000 and $1,192,000, respectively, for the three and six months ended June 30, 2010.

Salary Stock Unit Awards

During the first quarter of 2011, the Human Resources and Compensation Committee of Pinnacle Financial adopted and approved the issuance of Salary Stock Units (SSU) to the named executive officers of the Company. The SSUs are designed to comply with the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009.  SSUs will accrue and be earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with the Company. Generally, SSUs granted to named executive officers are immediately vested (and therefore not subject to forfeiture) and are payable in shares of the Company’s common stock on, or as soon as administratively practical following, December 30, 2011 (Settlement Date), but in no event later than two and one-half months following the Settlement Date. For the three and six months ended June 30, 2011, Pinnacle Financial recognized approximately $194,000 and $291,000 in compensation costs attributable to the SSUs.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Regulatory Matters

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (OCC).  Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP.  Pinnacle Financial has not paid any cash dividends on common stock since inception, and it does not anticipate that it will consider paying such dividends in the foreseeable future.    Pursuant to federal banking regulations and due to losses incurred in 2009 and 2010, Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years.  Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances, which aggregates $61.9 million at June 30, 2011. Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making such quarterly dividend and subordinated debt payments.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2011, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory Minimum Capital Requirement		Regulatory Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2011

Total capital to risk weighted assets:
Pinnacle Financial	$571,270	15.47%	$295,471	8.0%	$372,480	10.0%
Pinnacle National	$501,065	13.59%	$294,864	8.0%	$371,730	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$512,710	13.88%	$147,736	4.0%	$223,488	6.0%
Pinnacle National	$442,599	12.01%	$147,432	4.0%	$223,038	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$512,710	11.20%	$183,081	4.0%	NA	NA
Pinnacle National	$442,599	9.69%	$182,614	4.0%	$228,267	5.0%
_________________
(*)	Average assets for the above calculations were based on the most recent quarter.

In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. As noted above, Pinnacle National had a 9.69% Tier 1 capital to average assets ratio and a 13.59% total capital to risk-weighted assets ratio at June 30, 2011 and therefore was in compliance with the OCC requirement.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with a large U.S. financial institution in order to minimize the risk to Pinnacle Financial.  These swaps are derivatives, but are not designated as hedging instruments.  At June 30, 2011 and 2010, Pinnacle Financial had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

A summary of Pinnacle Financial’s interest rate swaps as of June 30, 2011 is included in the following table (in thousands):

	June 30, 2011
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$240,292	$14,001
Pay variable / receive fixed swaps	240,292	(14,203)
Total	$480,584	$(202)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair valuemeasurement.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements.  The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered.  Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial’s pricing models that utilize observable market inputs obtained from a third party bank.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements.  The fair value of these liabilities is based on Pinnacle Financial’s pricing models that utilize observable market inputs obtained from a third party bank and is reflected within Level 2 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the financial instruments carried at fair value as of June 30, 2011 and December 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$53,069	$-	$53,069	$-
Mortgage-backed securities	659,392	-	659,392	-
State and municipal securities	199,718	-	199,718	-
Corporate notes and other	10,601	-	10,601	-
Total investment securities available-for-sale	$922,780	-	$922,780	-
Other investments	3,236	-	-	3,236
Other assets	62,806	-	14,001	48,805
Total assets at fair value	$988,822	$-	$936,781	$52,041

Other liabilities	$14,203	$-	$14,203	$-
Total liabilities at fair value	$14,203	$-	$14,203	$-

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$90,415	$-	$90,415	$-
Mortgage-backed securities	701,262	-	701,262	-
State and municipal securities	211,481	-	211,481	-
Corporate notes and other	11,159	-	11,159	-
Total investment securities available-for-sale	1,014,317	-	1,014,317	-
Other investments	2,693	-	-	2,693
Other assets	62,710	-	14,441	48,269
Total assets at fair value	$1,079,720	$-	$1,028,758	$50,962

Other liabilities	$14,639	$-	$14,639	$-
Total liabilities at fair value	$14,639	$-	$14,639	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters	Total gains (losses) for the quarter ended June 30,
		(Level 1)	(Level 2)	(Level 3)	2011
Other real estate owned	$52,395	$-	$-	$52,395	$(1,552)
Impaired loans, net (1)	54,702	-	-	54,702	(4,233)
Total	$107,097	$-	$-	$107,097	$(5,785)
_________________
(1)	Amount is net of a valuation allowance of $5.0 million as required by ASC 310-10, “Receivables.”

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters	Total gains (losses) for the year ended December 31,
		(Level 1)	(Level 2)	(Level 3)	2010
Other real estate owned	$59,608	$-	$-	$59,608	$(11,365)
Impaired loans, net (2)	71,906	-	-	71,906	(11,446)
Total	$131,514	$-	$-	$131,514	$(22,811)
_________________
(2)	Amount is net of a valuation allowance of $8.9 million as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2011, there were no transfers between levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2011 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	Six months ended June 30,
	2011		2010
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$50,962	$—	$49,518	$—
Total realized gains included in income	824	—	514	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	255	—	248	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$52,041	$—	$50,280	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$824	$—	$514	$—

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents - The carrying amounts of cash, due from banks, federal funds sold, and short-term discount notes sold approximate their fair value due to their short-term nature.

Securities held-to-maturity and available-for-sale - Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Loans - Beginning in the second quarter of 2011, Pinnacle incorporated a component of credit risk into our determination of the fair value of our loans.  The addition of this credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.  For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk to determine the exit price.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of Pinnacle Financial's financial instruments at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Financial assets:
Cash and cash equivalents	$216,252	$216,252	$188,586	$188,586
Securities available-for-sale	922,780	922,780	1,014,317	1,014,317
Securities held-to-maturity	2,727	2,791	4,320	4,412
Mortgage loans held-for-sale	14,162	14,162	16,206	16,206
Loans, net (2)	3,130,134	3,125,258	3,129,865	2,874,894
Derivative assets	14,001	14,001	14,441	14,441
Bank owned life insurance	48,303	48,303	47,724	47,724
Other investments	3,236	3,236	2,693	2,693

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,886,033	$3,848,733	$3,979,352	$3,974,408
Federal Home Loan Bank advances	111,191	107,151	121,393	126,399
Subordinated debt	97,476	56,271	97,476	75,360
Derivative liabilities	14,203	14,203	14,639	14,639

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit	$873,981	$-	$848,023	$-
Standby letters of credit	84,389	360	75,172	275

________________________
(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
The estimated fair value of loans included in the table above includes a credit risk adjustment of approximately $310 million at June 30, 2011 and at December 31, 2010, respectively.  The December 31, 2010 fair value of loans has been adjusted to incorporate the credit risk adjustment.

Note 11.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended June 30, 2011, and the year ended December 31, 2010 has been prepared in accordance with ASC 810.

At June 30, 2011, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have several nonconsolidated VIEs.  As discussed more fully in form 10-K, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accrued restructuring commercial loans, and managed discretionary trusts.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$3,999	$-	$4,095	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Accruing Restructured Commercial Loans	11,885	-	19,907	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2011 and December 31, 2010 and our results of operations for the three and six months ended June 30, 2011 and 2010.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  The lingering effects of the economic downturn in our principal markets continued to materially impact our financial condition and results of operations for the first half of 2011. Although the economy is beginning to show signs of improvement, as reflected in our profitability for the three and six months ended June 30, 2011, our current performance continues to be negatively impacted by the costs associated with the resolution of nonperforming assets.   Our fully diluted net income per common share available to common stockholders for the three months ended June 30, 2011 was $0.14, compared to fully diluted net loss per common share available to common stockholders of $0.85 for the same period in 2010.  Our fully diluted net income per common share available to common stockholders for the six months ended June 30, 2011 was $0.20, compared to fully diluted net loss per common share available to common stockholders of $1.02 for the same period in 2010.  At June 30, 2011, loans had decreased to $3.207 billion, as compared to $3.212 billion at December 31, 2010, while total deposits decreased to $3.762 billion at June 30, 2011 from $3.833 billion at December 31, 2010.

Results of Operations.  Our net interest income after provision for loan losses increased $26.0 million to $31.2 million for the second quarter of 2011 compared to $5.2 million for the second quarter of 2010.   Our net interest income after provision for loan losses increased $32.6 million to $61.1 million for the six months ended June 30, 2011 compared to $28.5 million for the same period in prior year.   The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2011 was 3.55% and 3.47%, compared to 3.23% and 3.24%, respectively, for the same periods in 2010.

Our provision for loan losses was $6.6 million and $12.7 million for the three and six month periods ended June 30, 2011 compared to $30.5 million and $43.7 million, respectively, for the same periods in 2010.  The decrease in our provisioning expense correlates with the reduction in net charge-offs and in the overall level of the allowance.  Net charge-offs were $8.6 million and $18.3 million for the three and six month periods ended June 30, 2011 compared to $33.5 million and $48.6 million, respectively, for the same periods in the prior year.  Our allowance for loan losses as a percentage of total loans decreased from 2.57% at December 31, 2010 to 2.40% at June 30, 2011, as a result of improving credit metrics within our loan portfolio.

Noninterest expenses decreased by $2.1 million and $3.6 million as compared to the three and six month periods ended June 30, 2010. Costs associated with the disposal and maintenance of other real estate owned decreased by $3.5 million and $4.7 million compared to the three and six month periods in 2010, respectively.  The decrease in other real estate owned expense was offset by an increase in salaries and employee benefits which was largely due to increased incentive accruals pursuant to our annual cash incentive program.

During the three and six months ended June 30, 2011, Pinnacle Financial recorded income tax expense of $288,000 related to the resolution of a recently completed federal tax examination for the years December 31, 2007, 2008, and 2009. Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to the recognition of a valuation allowance against net deferred tax assets.  After the valuation allowance is reversed, our effective tax rate will return to those levels experienced prior to the establishment of the valuation allowance.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 72.2% and 75.1% for the three and six month periods of 2011 compared to 78.9% and 79.6%, respectively, for the same periods in 2010. Our efficiency ratio continues to be negatively impacted by other real estate expense and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Net income available to common stockholders for the second quarter of 2011 was $4.8 million compared to net loss available to common stockholders of $27.9 million for the same period in 2010. Net income available to common stockholders for the six months ended June 30, 2011 was $6.9 million compared to net loss available to common stockholders of $33.2 million for the same period in the prior year.  Included in net income (loss) available to common stockholders for the three and six months ended June 30, 2011 and 2010 was approximately $1.5 million and $3.0 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP.

Financial Condition.  Net loans increased $269,000 during the first six months of 2011.  Growth in our net loans continues to be impacted by the resolution of non-performing loans as well as approximately $30 million in extraordinary, unusual loan payoffs during the second quarter of 2011.  For the six months ended June 30, 2011, Pinnacle Financial foreclosed on approximately $18.7 million of nonperforming loans and moved these assets to other real estate.   Total deposits were $3.76 billion at June 30, 2011 compared to $3.83 billion at December 31, 2010, a decrease of $71.5 million.  In comparing the deposit balances at June 30, 2011 with the balances at December 31, 2010, we have increased our non-interest bearing deposits. This decrease in reliance on higher cost non-core deposits, including brokered deposits, while resulting in lower total deposits has contributed to the increased net interest margin.

Capital and Liquidity.  At June 30, 2011, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements as well as those elevated levels that our bank agreed with the OCC that it would exceed.  Additionally, at June 30, 2011, our bank would be considered to be “well-capitalized” pursuant to applicable banking regulations.  To support the capital needs of Pinnacle National and holding company cash requirements, at June 30, 2011, we had approximately $61.9 million of cash at the holding company.

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

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process.  We undertake this process both to ascertain those loans in the portfolio with credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. We incorporate relevant loan review results in the loan impairment determination.

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

The allowance allocation for commercial, commercial real estate loans and small business lending portfolios begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on our historical loss experience adjusted for current factors and industry loss factors.  Our historical loss experience is based on a migration analysis of all loans that were charged-off during prior years. In the first quarter of 2011, the migration analysis was based on an eight quarter look-back to capture the recent loan loss experience of the firm.  In the second quarter of 2011, we extended our migration analysis to include a nine quarter look-back.  In this current economic environment, we believed the extension of our look-back period was necessary due to the risks inherent in our loan portfolio.  As we move through the economic cycle, we will continue to use judgment to determine our look-back period as we seek to capture the inherent risks in our portfolio. The migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio.  We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial, commercial real estate and small business lending portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

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

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 6.4% of the allowance for loan losses at June 30, 2011 compared to 6.8% of allowance for loan losses at December 31, 2010.  As of June 30, 2011 and December 31, 2010, the environmental allocation was 0.16% and 0.19%, respectively, of the outstanding principal balance of commercial, commercial real estate and small business loan portfolios and 0.14% and 0.16%, respectively, of consumer and consumer real estate loans.  The decrease in the environmental allocation between the two periods is based on our analysis of the above factors as of both balance sheet dates.

The allowance also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as imprecision in the overall measurement process, in particular the volatility of the local economies in the markets we serve and imprecision in assigning credit risk ratings.

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

Other Real Estate Owned. Other real estate owned (OREO), consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value based on appraised valued, less selling costs estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers.  Any gains or losses on disposal realized at the time of disposal are reflected in noninterest expense.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last two years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of its credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Pinnacle Financial’s estimate of the realization of its deferred tax assets is currently based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years. Pinnacle Financial does not consider future taxable income in determining the realizability of its deferred tax assets, and as such, has recorded a valuation allowance to reduce our net deferred tax asset to $568,000, which is equal to the current period tax expense for the six months ended June 30, 2011.  If profitability continues to a point that is considered sustainable, some or all of the remaining valuation allowance may be reversed in a future period.  The timing of the reversal of the valuation allowance is dependent on an assessment of future events and will be based on the circumstances that exist as of that future date.

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

We engage an independent third-party valuation firm to assist in performing Step 1 of the goodwill impairment assessment. Step 1 of the goodwill impairment assessment determines the fair value of equity of Pinnacle Financial as a whole since Pinnacle Financial is deemed to have only one reporting unit, and compares the result to the carrying value.  Step 1 testing consists of three testing methods to determine the estimated fair value of Pinnacle Financial:  the Guideline Publicly Traded Company method, the Guideline Merged or Acquired Company method, and the Subject Company Stock Transactions method as more fully discussed below.

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

•
Subject Company Stock Transaction Method—This method relies on the closing stock price on the testing date, as well as the five and ten day closing stock price averages surrounding the closing stock price on the testing date, multiplied by the number of shares outstanding to arrive at an estimated fair value for Pinnacle Financial.  The control premium, as discussed more fully under the Guideline Publicly Traded Company method, is also applied to the subject company stock transaction method.

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

We performed our annual evaluation of goodwill impairment as of September 30, 2010.  Because we did not pass Step 1 testing, we performed the Step 2 assessment.  After the completion of both tests, we determined that there was no impairment.  At June 30, 2011, our stock price was trading at levels below our book value but higher than those that were utilized in our impairment testing at September 30, 2010.   We determined that there were no other indicators of impairment and therefore concluded that no additional impairment testing was necessary as of June 30, 2011.  Should our stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three months ended		2011-2010	Six months ended		2011-2010
	June 30		Percent	June 30,		Percent
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Interest income	$47,789	$50,928	(6.2%)	$95,013	$103,618	(8.3%)
Interest expense	9,994	15,231	(34.4%)	21,197	31,361	(32.4%)
Net interest income	37,795	35,697	5.9%	73,816	72,257	2.2%
Provision for loan losses	6,587	30,509	(78.4%)	12,726	43,735	(70.9%)
Net interest income after provision for loan losses	31,208	5,188	501.5%	61,090	28,522	114.2%
Noninterest income	9,809	10,569	(7.2%)	18,133	19,055	(4.8%)
Noninterest expense	34,357	36,491	(5.8%)	69,058	72,657	(5.0%)
Net income (loss) before income taxes	6,660	(20,734)	132.1%	10,165	(25,080)	140.5%
Income tax expense	288	5,630	(94.9%)	288	5,107	(94.4%)
Net income (loss)	6,372	(26,364)	124.2%	9,877	(30,187)	132.7%
Preferred dividends and preferred stock discount accretion	1,529	1,507	1.5%	3,022	3,053	(1.0%)
Net income (loss) available to common stockholders	4,843	$(27,871)	117.4%	$6,855	$(33,240)	120.6%
Basic net income (loss) per common share available to common stockholders	$0.14	$(0.85)	116.5%	$0.21	$(1.02)	120.6%
Diluted net income (loss) per common share available to common stockholders	$0.14	$(0.85)	116.5%	$0.20	$(1.02)	119.6%

Net Interest Income. Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of our revenue.  We actively manage this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks.  Net interest income totaled $37.8 million and $73.8 million for the three and six months ended June 30, 2011, an increase of $2.1 million and $1.6 million, or 5.9% and 2.2%, from the level recorded in the same periods of 2010.   Despite limited loan demand and few attractive investment opportunities in the securities portfolio we were able to increase net interest income for 2011 compared to 2010 due primarily to our focus on deposit pricing.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,211,591	$38,905	4.87%	$3,418,928	$40,324	4.74%
Securities:
Taxable	779,882	6,479	3.33%	760,338	8,058	4.25%
Tax-exempt (2)	192,868	1,838	5.04%	202,063	1,986	5.20%
Federal funds sold and other	163,211	567	1.50%	146,142	560	1.65%
Total interest-earning assets	4,347,552	$47,789	4.47%	4,527,471	$50,928	4.58%
Nonearning assets
Intangible assets	253,803			256,753
Other nonearning assets	225,376			212,224
Total assets	$4,826,731			$4,996,448

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$592,374	$989	0.067%	$531,157	$901	0.68%
Savings and money market	1,597,216	3,789	0.95%	1,286,115	4,538	1.42%
Time	904,094	3,529	1.57%	1,495,347	7,486	2.01%
Total interest bearing deposits	3,093,684	8,307	1.08%	3,312,619	12,925	1.57%
Securities sold under agreements to repurchase	175,705	345	0.79%	210,798	365	0.69%
Federal Home Loan Bank advances and other borrowings	114,072	679	2.42%	147,491	1,059	2.88%
Subordinated debt	97,476	663	2.73%	97,476	882	3.63%
Total interest-bearing liabilities	3,480,937	9,994	1.15%	3,768,384	15,231	1.62%
Noninterest-bearing deposits	628,929	-	-	504,354	-	-
Total deposits and interest-bearing liabilities	4,109,866	$9,994	0.98%	4,272,738	$15,231	1.43%
Other liabilities	25,845			19,524
Stockholders' equity	691,020			704,186
Total liabilities and stockholders’ equity	$4,826,731			$4,996,448
Net interest income		$37,795			$35,697
Net interest spread (3)			3.32%			2.96%
Net interest margin (4)			3.55%			3.23%
_________________________
(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the quarter ended June 30, 2011 would have been 3.49% compared to a net interest spread of 3.15% for the quarter ended June 30, 2010.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,201,381	$77,259	4.87%	$3,469,161	$81,399	4.74%
Securities:
Taxable	795,749	12,840	3.25%	792,192	17,146	4.36%
Tax-exempt (2)	195,694	3,774	5.13%	205,292	4,036	5.23%
Federal funds sold and other	174,498	1,141	1.42%	122,565	1,037	1.85%
Total interest-earning assets	4,367,322	$95,014	4.45%	4,589,210	$103,618	4.62%
Nonearning assets
Intangible assets	254,164			257,132
Other nonearning assets	226,131			212,914
Total assets	$4,847,617			$5,059,256

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$592,365	$1,944	0.66%	$503,640	$1,702	0.68%
Savings and money market	1,588,320	7,850	1.00%	1,268,909	8,837	1.40%
Time	954,646	7,937	1.68%	1,562,665	15,850	2.05%
Total interest bearing deposits	3,135,331	17,731	1.14%	3,335,214	26,389	1.60%
Securities sold under agreements to repurchase	180,561	727	0.81%	242,530	917	0.76%
Federal Home Loan Bank advances and other borrowings	113,889	1,420	2.52%	163,298	2,326	2.87%
Subordinated debt	97,476	1,319	2.73%	97,476	1,729	3.58%
Total interest-bearing liabilities	3,527,257	21,197	1.21%	3,838,518	31,361	1.65%
Noninterest-bearing deposits	611,885	-	-	500,006	-	-
Total deposits and interest-bearing liabilities	4,139,142	$21,197	1.03%	4,338,524	$31,361	1.46%
Other liabilities	21,620			15,055
Stockholders' equity	686,855			705,677
Total liabilities and stockholders’ equity	$4,847,617			$5,059,256
Net interest income		$73,817			$72,257
Net interest spread (3)			3.24%			2.97%
Net interest margin (4)			3.47%			3.24%
_________________________
(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2011 would have been 3.42% compared to a net interest spread of 3.16% for the six months ended June 30, 2010.

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

For the second quarters of 2011 and 2010, our net interest spread was 3.32% and 2.96%, respectively, while the net interest margin was 3.55% and 3.23%, respectively. For the six month periods ended June 30, 2011 and 2010, our net interest spread was 3.24% and 2.97%, respectively, while the net interest margin was 3.47% and 3.24%, respectively. The improving net interest margin reflected management’s efforts to maximize earnings by focusing on loan and, particularly, deposit pricing.  We continue to increase our focus on loan pricing.  Loan pricing for creditworthy borrowers has intensified in our markets thus impacting our ability to increase pricing on new and renewed loans over the last several quarters.  Additionally, reduction in nonperforming loans positively impacted our net interest margin during the three months and six months ended June 30, 2011 when compared to the same periods in 2010; average nonperforming loans were $68.1 million and $72.3 million for the three and six months ended June 30, 2011, respectively, which was less than the $124.9 million and $110.1 million, for the three and six months ended June 30, 2010, respectively.

During the three and six month periods ended June 30, 2011, overall deposit rates were less than those rates for the same periods in the prior year by 49 and 46 basis points, respectively.  The net decrease was largely impacted by the deposit mix, as we increased our savings and money market accounts and concurrently reduced balances of higher cost time deposits and higher-cost wholesale funding.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain flat for the remainder 2011.  It is our belief that rates may eventually begin to rise by the second or third quarter of 2012.  Due to the percentage of variable rate loans with loan floors currently in place, our balance sheet would be considered slightly liability-sensitive.  In order to prepare for a rising rate environment, we continue to emphasize increasing spreads to loan pricing indices so that when rates increase we are in a better position to maintain our margins. We believe our net interest margin should increase throughout 2011 due to several factors related to pricing adjustments primarily for deposits.  Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of nonperforming assets.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   The provision for loan losses amounted to $6.6 million and $30.5 million for the three months ended June 30, 2011 and 2010, respectively, and $12.7 million and $43.7 million for the six months ended June 30, 2011 and 2010, respectively. Provision expense for the three and six month periods ended June 30, 2011 has decreased as compared to the same periods in prior year, primarily due to a reduction in net charge-offs as well as the overall amount of the allowance for loan losses.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 2.57% at December 31, 2010 to 2.40% at June 30, 2011.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2011.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

The following is the makeup of our noninterest income for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended		2011-2010	Six months ended		2011-2010
	June 30,		Percent	June 30,		Percent
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,330	2,429	(4.1%)	$4,592	$4,795	(4.2%)
Investment services	1,637	1,315	24.5%	3,145	2,552	23.2%
Insurance sales commissions	1,004	904	11.1%	2,053	2,003	2.5%
Trust fees	770	755	2.0%	1,500	1,651	(9.1%)
Gains on loans sold, net	789	909	(13.2%)	1,399	1,424	(1.8%)
Net gain on sale of investment securities	610	2,259	(73.0%)	451	2,624	(82.8%
Other noninterest income:
ATM and other consumer fees	1,573	1,367	15.1%	3,011	2,600	15.8%
Bank-owned life insurance	300	215	39.5%	578	365	58.4%
Other noninterest income	796	416	91.3%	1,404	1,041	34.9%
Total other noninterest income	2,669	1,998	33.6%	4,993	4,006	24.6%
Total noninterest income	$9,809	$10,569	(7.2%)	$18,133	$19,055	(4.8%)

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

Also included in noninterest income are commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At June 30, 2011, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.1 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $921 million at June 30, 2010.  We earned approximately $1 million in insurance commissions in the first and second quarters of 2011 and approximately $1 million and $900,000 in the first and second quarters of 2010, respectively.  Additionally, at June 30, 2011, our trust department was receiving fees on approximately $663 million in assets compared to $627 million at June 30, 2010.

Gains on loans sold, net consists of fees from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in both the middle Tennessee and Knoxville markets that are subsequently sold to third-party investors, who are generally responsible for the underwriting of these loans.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  Based on current market conditions, we anticipate that such fees will be continue to be lower in 2011 than in 2010. The fees from the origination and sale of mortgage loans have been offset partially by the commission expense associated with these originations.

During the quarter ended June 30, 2011, Pinnacle Financial realized approximately $650,000 in gains from the sale of $31.8 million of available-for-sale securities. The bonds sold included the sale of a security which was deemed to be other-than-temporarily impaired during the first quarter of 2011, and mortgage backed and municipal securities that had fallen outside of the parameters of our Asset/Liability policy.  During the second quarter of 2011, three securities were deemed to be other-than-temporarily impaired.  Pinnacle Financial recorded impairment totaling $40,000 that offset the gain on the sale of the securities.  During the quarter ended March 31, 2011, Pinnacle Financial realized approximately $612,000 in gains and $365,000 in losses from the sale of $19.0 million of available-for-sale.  Also, during the first quarter of 2011, Pinnacle Financial determined that an available-for-sale security was other-than-temporarily impaired as the credit worthiness of the security had deteriorated. This resulted in a $406,000 impairment charge during the first quarter of 2011 which offset the net gain on the sale of investment securities.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized in the first and second quarters of 2011 have increased as compared to the same periods in the prior year due to increased check card usage.  Based on the pending changes under the Dodd-Frank Act, we expect income from check card and interchange fees to decline when these policies are implemented.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $300,000 and $578,000 for the three and six months ended June 30, 2011, respectively, compared to $215,000 and $365,000 in the same periods in prior year.  The increase in income between 2011 and 2010 is due to a repositioning of the securities that support these portfolios and not due to any additional investments in bank-owned life insurance policies.  The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended		2011-2010	Six months ended		2011-2010
	June 30,		Percent	June 30,		Percent
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$10,834	$11,371	(4.7%)	$21,930	$22,651	(3.2%)
Commissions	1,127	713	58.1%	2,013	1,383	45.6%
Cash incentives and related payroll taxes	2,654	(345)	NM	3,592	-	NA
Employee benefits and other	3,909	4,108	(4.8%)	8,912	8,818	1.1%
Total salaries and employee benefits	18,524	15,847	16.9%	36,447	32,852	10.9%
Equipment and occupancy	5,060	5,492	(7.9%)	10,067	10,859	(7.3%)
Other real estate expense	3,826	7,411	(48.4%)	8,160	12,813	(36.3%)
Marketing and business development	766	794	(3.5%)	1,520	1,548	(1.8%)
Postage and supplies	545	701	(22.3%)	1,034	1,434	(27.9%)
Amortization of intangibles	716	746	(4.0%)	1,432	1,492	(4.0%)
Other noninterest expense	4,920	5,500	(10.5%)	10,398	11,659	(10.8%)
Total noninterest expense	$34,357	$36,491	(5.8%)	$69,058	$72,657	(5.0%)

Total salaries and employee benefits expense increased $2.7 million and $3.6 million or 16.9% and 10.9%, respectively over the three and six month periods in the prior year.  Additionally, included in employee benefits and other expense for the three months ended June 30, 2011 and 2010, were approximately $1,267,000 and $863,000, respectively, and for the six months ended June 30, 2011 and 2010, were approximately $2,544,000 and $2,049,000, respectively, of compensation expenses related to stock options, restricted share awards and salary stock units.

The increase in salaries and employee benefits expense is primarily related to incentive compensation costs for the three and six months period ended June 30, 2011 as compared to the same periods in prior years. The incentive plan for 2011 is based on the achievement of certain performance objectives.  We currently believe we will continue to increase our performance in 2011 which will result in increased incentive costs in 2011 as compared to 2010, in which no incentives were accrued because the Company’s performance objectives were not met.  At June 30, 2011, our financial results include the accrual of the potential full payout of our incentive compensation plan to participating associates.

Equipment and occupancy expenses for the three and six months ended June 30, 2011 were 7.9% and 7.3% less than in the same periods in the prior year.  These decreases are attributable to the consolidation of our corporate offices in our new central location which was completed in the second quarter of 2010.  Beginning in the third quarter of 2011, we will begin the conversion of two of our Middle Tennessee offices to be a drive-thru facility only and close one of our redundant branches in the Middle Tennessee market.  We expect further expansion into the Knoxville MSA beginning in 2012.

At June 30, 2011, we had $52.4 million in other real estate owned compared to $59.6 million at December 31, 2010.  Other real estate expense was $3.8 million and $8.2 million for the three and six months ended June 30, 2011 compared to $7.4 million and $12.8 million, respectively, for the same periods in the prior year.  Approximately $6.4 million and $11.9 million of the other real estate expense incurred during the six months ended June 30, 2011 and 2010, respectively, were realized losses on dispositions and holding losses on valuations of OREO properties.

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

Management’s strategy is to aggressively pursue disposition of nonperforming loans and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets and better position the firm for increased future profitability.  A key component of our disposition strategy has been to negotiate sales of foreclosed properties on a property-by-property basis.  We have also utilized both traditional and online auctions. Our strategy is reviewed on an on-going basis and could change in the future.

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $2.9 million per year for the next seven years with lesser amounts for the remaining amortization period.  Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of these intangibles amounted to $27,000 and $54,000 for the three and six month periods ended June 30, 2011 and $28,000 and $57,000 for the same periods in the prior year, respectively.

Total other noninterest expenses decreased to $4.9 million or by 10.5% in the second quarter of 2011 when compared to 2010 and decreased to $10.4 million or by 10.8% for the six month period ended June 30, 2011.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments and decreased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 72.2% for the second quarter of 2011 compared to 78.9% in the second quarter 2010 and 75.1% for the first six months of 2011 compared to 79.6% in 2010. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio was adversely impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes.  During the three and six months ended June 30, 2011, Pinnacle Financial recorded income tax expense of $288,000 related to the resolution of a recently completed federal tax examination for the years December 31, 2007, 2008, and 2009. Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to the recognition of a valuation allowance against net deferred tax assets.  Because Pinnacle Financial has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance.   Additionally, any current tax due as a result of current period taxable income generated will reduce the valuation allowance by the same amount.   As a result, Pinnacle Financial has a deferred tax asset of $568,000 as of June 30, 2011.  Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

Preferred stock dividends and preferred stock discount accretion.     Net income (loss) available for common stockholders was reduced by $1.2 million and $2.4 million, respectively in each of the three and six month periods ended June 30, 2011 and 2010 for preferred stock dividends.  Accretion on preferred stock discount associated with the preferred securities of $328,000 and $306,000 was reflected for the three months ended June 30, 2011 and 2010, respectively, and $634,000 and $664,000 for the six months ended June 30, 2011 and 2010, respectively.

Financial Condition

Our consolidated balance sheet at June 30, 2011 reflects a decrease in total loans outstanding to $3.207 billion at June 30, 2011 compared to $3.212 billion at December 31, 2010. Total deposits decreased by $71.5 million between December 31, 2010 and June 30, 2011.  We reduced our deposit balances primarily in response to lower loan volumes.  Substantially all of this decrease was in our higher cost time deposits—which has favorably impacted our net interest margin.  Total assets were $4.83 billion at June 30, 2011 compared to $4.91 billion at December 31, 2010.

Loans.  The composition of loans at June 30, 2011 and at December 31, 2010 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$1,091,283	34.0%	$1,094,615	34.1%
Consumer real estate - mortgage	708,280	22.1%	705,487	22.0%
Construction and land development	282,064	8.8%	331,261	10.3%
Commercial and industrial	1,058,263	33.0%	1,012,091	31.5%
Consumer and other	67,214	2.1%	68,986	2.1%
Total loans	$3,207,104	100.0%	$3,212,440	100.0%

The primary change within the composition of our loan portfolio at June 30, 2011 as compared to December 31, 2010 is the reduced percentage of construction and land development loans in our portfolio.  The decrease in the construction and land development loans is primarily due to our decision to reduce our exposure to this particular segment.  Our continued reduction of these type loans will likely restrain our loan growth in the future in comparison to historical periods.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At June 30, 2011, approximately 50.0% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  We continue to consider commercial real estate mortgage products to be desirable.

The following table classifies our fixed and variable rate loans at June 30, 2011 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2011
	Fixed	Variable		At June 30,	At December 31,
	Rates	Rates	Totals	2011	2010
Based on contractual maturity:
Due within one year	$203,299	$759,667	$962,966	30.0%	35.7%
Due in one year to five years	734,063	729,617	1,463,680	45.6%	47.1%
Due after five years	184,842	595,616	780,458	24.4%	21.3%
Totals	$1,122,204	$2,084,900	$3,207,104	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,113,447	$1,113,447	34.7%	36.6%
Due within one year	203,299	774,785	978,084	30.5%	30.3%
Due in one year to five years	734,063	188,602	922,665	28.8%	30.3%
Due after five years	184,842	8,066	192,908	6.0%	2.8%
Totals	$1,122,204	$2,084,900	$3,207,104	100.0%	100.0%
______________________________
The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $898 million of our daily floating rate loan portfolio and on approximately $448 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 5.01% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.42%.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Performing Loans in Past Due Status.  The following table is a summary of our performing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
Performing loans past due 30 to 89 days:	2011	2010
Commercial real estate – mortgage	$5,820	$1,964
Consumer real estate – mortgage	2,501	3,544
Construction and land development	1,163	2,157
Commercial and industrial	2,559	1,636
Consumer and other	292	152
Total performing loans past due 30 to 89 days	$12,335	$9,453

Performing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	122	-
Construction and land development	-	38
Commercial and industrial	755	100
Consumer and other	-	-
Total performing loans past due 90 days or more	$877	$138

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	0.38%	0.29%
Performing loans past due 90 days or more as a percentage of total loans	0.03%	0.01%
Total performing loans in past due status as a percentage of total loans	0.41%	0.30%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $148.5 million or 4.6% of total loans at June 30, 2011 compared to $223.1 million or 7.0% of total loans at December 31, 2010.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard restructured accruing loans.  The decrease in potential problem loans from December 31, 2010 was caused primarily by upgrades in the commercial and industrial and residential construction loans category.

Non-Performing Assets and Restructured Accruing Loans.  At June 30, 2011, we had $112.1 million in nonperforming assets compared to $140.5 million at December 31, 2010.  Included in nonperforming assets were $59.7 million in nonperforming loans and $52.4 million in other real estate owned at June 30, 2011 and $80.9 million in nonperforming loans and $59.6 million in other real estate assets at December 31, 2010.   At June 30, 2011 and December 31, 2010, there were $13.0 million and $20.5 million, respectively, of accruing restructured loans that were performing as of the restructured date and remain in a performing status.  Home builders and developers and sub-dividers of land have continued to experience stress due to a combination of declining residential real estate demand and resulting price and collateral value declines in Pinnacle Financial’s market areas.

The following table is a summary of our nonperforming assets and restructured accruing loans at June 30, 2011 and December 31, 2010 (in thousands):

	At December 31, 2010	Increases (3)	Decreases (4)	At June 30, 2011
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$12,542	$11,236	$15,281	$8,497
Consumer real estate – mortgage	9,035	9,698	7,878	10,855
Construction and land development	43,514	9,203	23,202	29,515
Commercial and industrial	14,740	12,973	17,531	10,182
Consumer and other	1,032	696	1,050	678
Total nonperforming loans (2)	80,863	43,806	64,942	$59,727
Other real estate owned	59,608	17,975	25,188	52,395
Total nonperforming assets	140,471	61,781	90,130	112,122
Restructured accruing loans:
Commercial real estate – mortgage	16,129	-	4,244	11,885
Consumer real estate – mortgage	561	861	563	859
Construction and land development	-	-	-	-
Commercial and industrial	3,778	246	3,778	246
Consumer and other	-	-	-	-
Total restructured accruing loans	20,468	1,107	8,585	12,990
Total nonperforming assets and restructured accruing loans	$160,939	$62,888	$98,715	$125,112

Ratios:
Nonperforming loans to total loans	2.52%			1.86%
Nonperforming assets to total loans plus other real estate owned	4.29%			3.44%
Nonperforming loans plus restructured accruing loans to total loans	3.10%			2.23%
Nonperforming assets, potential problem loans and restructured accruing loans to Pinnacle National Tier I capital and allowance for loan losses	75.4%			52.8%
______________________
(1)
Nonperforming loans exclude loans that have been restructured and remain on accruing status.  These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)
Approximately $24.6 million and $33.2 million as of June 30, 2011 and December 31, 2010, respectively, of nonperforming loans included above are currently performing pursuant to their contractual terms.

(3)
Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the six months ended June 30, 2011.  Increases in other real estate owned represent the value of properties that have been foreclosed upon during the first half of 2011.  Increases in restructured accruing loans are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the six months ended June 30, 2011.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)
Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the six months ended June 30, 2011.  Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.  Decreases in restructured accruing loans are those loans which were previously restructured whereby the borrower has satisfactorily performed in accordance with the restructured terms.

We have dedicated experienced credit administration resources to the residential construction and residential development portfolios by assigning senior executives and bankers to these portfolios.  These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on underperforming assets.  Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term.  We reappraise real estate-related nonperforming assets to ascertain appropriate valuations, and we continue to systematically review these valuations as new data is received. We maintain current appraisals on nonperforming loans and OREO with a maximum age of 9 months.

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

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  If on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above and are classified as impaired loans.  Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.  At June 30, 2011, there were $13.0 million of accruing restructured loans that remain in a performing status.  There were $20.5 million accruing restructured loans at December 31, 2010.

At June 30, 2011, we owned $52.4 million in real estate which we had acquired (usually through foreclosure) from borrowers, compared to $59.6 million at December 31, 2010, all of which is located within our principal markets.  We segment our other real estate owned into four categories: new home construction, developed lots, undeveloped land, and other.  Included in the other category are primarily condos, office buildings and existing homes.  The following table shows the classification of our other real estate owned (dollars in thousands):

	June 30,	December 31,
	2011	2010
New home construction	$7,511	$10,370
Developed lots	9,612	14,037
Undeveloped land	24,100	18,675
Other	11,172	16,526
	$52,395	$59,608

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at June 30, 2011 and December 31, 2010 (dollars in thousands):

	At June 30, 2011
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2010

Lessors of nonresidential buildings	$443,197	$49,180	$492,377	$502,268
Lessors of residential buildings	137,694	15,355	153,049	132,668
Land subdividers	116,257	17,832	134,089	144,550

We also acquire certain loans from other banks.  At June 30, 2011, we had acquired approximately $142.2 million of commercial loans from other banks.  Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of June 30, 2011 and December 31, 2010, our allowance for loan losses was $77.0 million and $82.6 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of June 30, 2011 and December 31, 2010 and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$20,173	34.0%	$19,252	34.1%
Consumer real estate - mortgage	10,785	22.1%	9,898	22.0%
Construction and land development	13,707	8.8%	19,122	10.3%
Commercial and industrial	20,685	33.0%	21,426	31.5%
Consumer and other	1,220	2.1%	1,874	2.1%
Unallocated	10,400	NA	11,003	NA
Total allowance for loan losses	$76,970	100.0%	$82,575	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2011 and for the year ended December 31, 2010 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended June 30, 2011	Year ended December 31, 2010
Balance at beginning of period	$82,575	$91,959
Provision for loan losses	12,726	53,695
Charged-off loans:
Commercial real estate – mortgage	(2,647)	(9,041)
Consumer real estate – mortgage	(2,006)	(6,769)
Construction and land development	(4,026)	(27,526)
Commercial and industrial (2)	(11,127)	(23,555)
Consumer and other loans	(868)	(652)
Total charged-off loans	(20,674)	(67,543)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	84	343
Consumer real estate – mortgage	260	377
Construction and land development	825	2,618
Commercial and industrial	1,088	874
Consumer and other loans	86	252
Total recoveries of previously charged-off loans	2,343	4,464
Net charge-offs	(18,331)	(63,079)
Balance at end of period	$76,970	$82,575
Ratio of allowance for loan losses to total loans outstanding at end of period	2.40%	2.57%
Ratio of net charge-offs to average total loans by category (1)
Commercial real estate – mortgage	0.47%	0.79%
Consumer real estate – mortgage	0.50%	0.87%
Construction and land development	2.10%	5.82%
Commercial and industrial	1.93%	2.18%
Consumer and other loans	2.30%	0.50%
Ratio of net charge-offs to average total loans outstanding for the period (1)	1.14%	1.96%
______________________
(1)	Net charge-offs for the six months ended June 30, 2011 have been annualized.
(2)
Included in the first quarter of 2011 was one large charge off for $6.1 million of a commercial and industrial loan not previously considered impaired.  During the first quarter, we concluded that much of the third-party information and collateral documentation we had relied upon to support this loan had been altered by the borrower and was not reflective of the underlying financial condition of the borrower or the value of our collateral.

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

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $925.5 million and $1.0 billion at June 30, 2011 and December 31, 2010, respectively.   Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.  A summary of our investment portfolio at June 30, 2011 follows:

June 30, 2011
Weighted average life	5.29 years
Weighted average coupon	4.35%
Tax equivalent yield	3.87%

Deposits and Other Borrowings. We had approximately $3.76 billion of deposits at June 30, 2011 compared to $3.83 billion at December 31, 2010.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $124.5 million at June 30, 2011 and $146.3 million at December 31, 2010.   Additionally, at June 30, 2011, we had borrowed $111.2 million in advances from the Federal Home Loan Bank of Cincinnati compared to $121.4 million at December 31, 2010.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,		December 31,
	2011	Percent	2010	Percent
Core funding:
Noninterest-bearing deposit accounts	$662,018	16.2%	$586,517	14.0%
Interest-bearing demand accounts	572,465	14.0%	573,670	13.7%
Savings and money market accounts	1,634,633	39.9%	1,596,306	38.0%
Time deposit accounts less than $100,000	313,804	7.7%	361,476	8.6%
Total core funding	3,182,920	77.8%	3,117,969	74.3%
Non-core funding:
Relationship based non-core funding:
Time deposit accounts greater than $100,000
Reciprocating time deposits	156,994	3.8%	188,510	4.5%
Other time deposits	421,606	10.3%	512,349	12.2%
Securities sold under agreements to repurchase	124,514	3.1%	146,294	3.5%
Total relationship based non-core funding	703,114	17.2%	847,153	20.2%
Wholesale funding:
Public fund time deposits	-	-	-	0.0%
Brokered deposits	-	-	14,229	0.3%
Federal Home Loan Bank advances	111,191	2.7%	121,393	2.9%
Subordinated debt – Pinnacle National	15,000	0.4%	15,000	0.4%
Subordinated debt – Pinnacle Financial	82,476	1.9%	82,476	1.9%
Total wholesale funding	208,667	5.0%	233,098	5.5%
Total non-core funding	911,781	22.2%	1,080,251	25.7%
Totals	$4,094,701	100.0%	$4,198,220	100.0%

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At December 31, 2010, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 74.3% at December 31, 2010 to 77.8% at June 30, 2011.  The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network. With the increase in FDIC coverage from $100,000 to $250,000, the CDARS network which manages the reciprocating time deposit programs began placing funds in time deposits greater than $100,000 increments.  The Dodd-Frank Act permanently increases deposit insurance coverage from $100,000 to $250,000, and we expect this will cause us to change our deposit categories to reflect the new deposit limit including our core deposit definition.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of June 30, 2011 amounted to $892.4 million.  The following table shows our time deposits, including brokered time deposits, in denominations of under $100,000 and those of denominations of $100,000 or greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$81,335	1.46%
Over three but less than six months	68,328	1.46%
Over six but less than twelve months	114,039	1.44%
Over twelve months	50,102	2.08%
	$313,804	1.55%
Denomination $100,000 and greater
Three months or less	255,359	1.03%
Over three but less than six months	113,060	1.44%
Over six but less than twelve months	139,437	1.46%
Over twelve months	70,743	2.17%
	578,599	1.35%
Totals	$892,403	1.43%

Subordinated debt and other borrowings.  On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (Trust I; Trust II; Trust III, Trust IV or collectively, the Trusts).  All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively.  The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (Trust Preferred Securities) in the aggregate amount of $10,000,000 for Trust I;  $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At June 30, 2011, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.045% at June 30, 2011) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.646% at June 30, 2011) which is set each quarter and matures on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.896% at June 30, 2011) which is set each quarter and mature on September 30, 2036.  The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.097% at June 30, 2011) which is set each quarter and matures on September 30, 2037.

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

The Trust Preferred Securities for the Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations.  That treatment is expected to continue under the Dodd Frank Act.  Debt issuance costs associated with Trust I of $37,500 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over ten years using the straight-line method.  There were no debt issuance costs associated with Trust II, Trust III or Trust IV.

On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank.  The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at June 30, 2011, $12 million qualified as Tier II capital for regulatory capital purposes.  The portion that qualifies as Tier II capital decreases by $3 million at August 2011 and at each subsequent anniversary.

Capital Resources.  At June 30, 2011 and December 31, 2010, our stockholders’ equity amounted to $699.2 million and $677.5 million, respectively, an increase of approximately $21.8 million.  Substantially all of this increase is attributable to our comprehensive net income in the first half of 2011.

Pinnacle Financial has filed an application for participation in the Small Business Lending Fund (SBLF) program with the U.S. Treasury.  In May of 2011, the U.S. Treasury issued guidelines that effectively prohibit the participation of entities that, like Pinnacle Financial, are required to obtain prior regulatory approval in order to pay dividends as more fully discussed below.  As a result of the new guidelines, Pinnacle Financial does not currently anticipate it will participate in the SBLF.

In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets (leverage) ratio, of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At June 30, 2011, Pinnacle National’s Tier 1 risk-based capital ratio was 12.0%, our total risk-based capital ratio was 13.6% and our leverage ratio was 9.7% compared to 11.8%, 13.4% and 9.2% at December 31, 2010, respectively.

At June 30, 2011, Pinnacle Financial’s Tier 1 risk-based capital ratio was 13.9%, total risk-based capital ratio was 15.5% and its leverage ratio was 11.2% compared to 13.8%, 15.4% and 10.7% at December 31, 2010, respectively.

Dividends.  Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. However, given the losses experienced by Pinnacle National during 2009 and 2010, Pinnacle National may not, without the prior approval of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses.  Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which totaled approximately $61.9 million as of June 30, 2011.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank before making such dividend and subordinated debt payments.  To date all such quarterly payments have been approved by the Federal Reserve Bank.

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

At June 30, 2011, our model results indicated that our balance sheet is slightly liability-sensitive.  Liability-sensitivity implies that our liabilities will reprice faster than our assets.  Absent any other asset liability strategies, an interest rate increase could cause a short-term slow-down in the advancement of our net interest margin. This liability sensitivity is primarily attributable to the increase in loan rate floors that will remain constant during the initial stages of rising rates.  We continue to seek opportunities to reduce the cost of funds in our certificate of deposit portfolio thus helping to increase the short and mid range net interest margin forecast.  Deposit rates for our core deposit base are difficult to lower as we have achieved, for many deposit products, embedded floors, which basically means that we either are near a zero interest rate level or competitive pressures do not allow for meaningful decreases.  We do expect a slower rise in our cost of funds as interest rates begin to climb which should minimize the length of time our balance sheet is considered liability-sensitive.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  Beginning in 2007, we entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2011 and 2010, we had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Additionally, Pinnacle Financial recognized a discount on FHLB Advances in conjunction with previous acquisitions.  The remaining discount was $361,000 and $406,000 at June 30, 2011 and December 31, 2010, respectively.  Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At June 30, 2011, Pinnacle National had received advances from the FHLB totaling $110.8 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates(1)
2011	$-	NA
2012	-	NA
2013	-	NA
2014	75,000	0.56%
2015	-	NA
Thereafter	35,830	1.59%
Total	$110,830
Weighted average interest rate		0.89%
      ____________________________
(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects the rates in effect as of June 30, 2011.

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregates $110 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at June 30, 2011, and for the three months ended June 30, 2011, we averaged borrowings from correspondent banks of $2,802,000 under such agreements.  Pinnacle National also has approximately $840.0 million in available Federal Reserve discount window lines.

At June 30, 2011, and excluding any CDARS time deposits, we had no brokered certificates of deposit compared to $14.2 million at December 31, 2010.  We issue brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds are for varying maturities up to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2010 and the first half of 2011 and anticipate that these deposits will represent a small percentage of our total funding in 2011 as we seek to maintain a higher level of core deposits.

At June 30, 2011, we had no significant commitments for capital expenditures.  Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At June 30, 2011, we had outstanding standby letters of credit of $84.4 million and unfunded loan commitments outstanding of $874.0 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

 Recent Accounting Pronouncements

ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (TDR). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered troubled debt restructurings. Pinnacle Financial does not expect the adoption of this guidance to have a significant impact on the financial results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 49 through 51 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Reports.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	19	$16.54	-	-
May 1, 2011 to May 31, 2011	525	$15.41	-	-
June 1, 2011 to June 30, 2011	730	$15.51	-	-
Total	1,274	$15.82	-	-
______________________
(1)
During the quarter ended June 30, 2011, 5,784 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 1,274 shares to satisfy tax withholding requirements for these associates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

July 29, 2011	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

July 29, 2011	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer