Form 10-Q
period 2011-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2011-10-31
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 28, 2011 there were 34,311,040 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2011

FORWARD-LOOKING STATEMENTS

Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," “goal,” “objective,” "intend," "plan," "believe," ”should,” "seek," ”estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the impact of governmental restrictions on and discretionary regulatory authority over entities participating in the Capital Purchase Program, of the U.S. Department of the Treasury (the “Treasury”); (xiv) further deterioration in the valuation of other real estate owned; (xv) inability to comply with regulatory capital requirements or to secure any required regulatory approvals for capital actions; and (xvi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011 and most recent quarterly reports on Form 10-Q filed with the Securities and Exchange commission on May 5, 2011 and July 29, 2011.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1.                                                                                                         Part I.  Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and noninterest-bearing due from banks	$58,786,507	$40,154,247
Interest-bearing due from banks	111,701,085	140,647,481
Federal funds sold	10,047,791	7,284,685
Short-term discount notes	-	499,768
Cash and cash equivalents	180,535,383	188,586,181

Securities available-for-sale, at fair value	940,162,454	1,014,316,831
Securities held-to-maturity (fair value of $2,641,006 and $4,411,856 at September 30, 2011 and December 31, 2010, respectively)	2,589,506	4,320,486
Mortgage loans held-for-sale	23,814,429	16,206,034

Loans	3,241,148,810	3,212,440,190
Less allowance for loan losses	(74,870,538)	(82,575,235)
Loans, net	3,166,278,272	3,129,864,955

Premises and equipment, net	78,534,670	82,374,228
Other investments	42,781,814	42,282,255
Accrued interest receivable	15,827,730	16,364,573
Goodwill	244,081,519	244,090,311
Core deposits and other intangible assets	8,557,782	10,705,105
Other real estate owned	45,499,852	59,608,224
Other assets	120,241,811	100,284,697
Total assets	$4,868,905,222	$4,909,003,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$722,694,096	$586,516,637
Interest-bearing	577,683,159	573,670,188
Savings and money market accounts	1,554,858,658	1,596,306,386
Time	857,413,879	1,076,564,179
Total deposits	3,712,649,792	3,833,057,390
Securities sold under agreements to repurchase	128,953,750	146,294,379
Federal Home Loan Bank advances	161,105,866	121,393,026
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	2,681,791	5,197,925
Other liabilities	41,664,132	28,127,875
Total liabilities	4,144,531,331	4,231,546,595

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 95,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	91,772,130	90,788,682
Common stock, par value $1.00; 90,000,000 shares authorized; 34,306,927 issued and outstanding at September 30, 2011 and 33,870,380 issued and outstanding at December 31, 2010	34,306,927	33,870,380
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	534,971,880	530,829,019
Retained earnings	44,427,826	12,996,202
Accumulated other comprehensive income, net of taxes	15,546,726	5,624,600
Total stockholders’ equity	724,373,891	677,457,285
Total liabilities and stockholders’ equity	$4,868,905,222	$4,909,003,880

See accompanying notes to consolidated financial statements.

Item 1.                                                                                                         Part I.  Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$38,571,893	$41,105,351	$115,830,529	$122,504,151
Securities:
Taxable	5,952,599	7,004,256	18,792,778	24,150,109
Tax-exempt	1,819,642	1,942,650	5,593,341	5,978,849
Federal funds sold	543,496	598,181	1,684,376	1,635,934
Total interest income	46,887,630	50,650,438	141,901,024	154,269,043

Interest expense:
Deposits	7,138,053	12,306,145	24,869,045	38,695,099
Securities sold under agreements to repurchase	204,107	435,054	931,120	1,352,015
Federal Home Loan Bank advances and other borrowings	1,189,742	1,849,300	3,929,119	5,904,792
Total interest expense	8,531,902	14,590,499	29,729,284	45,951,906
Net interest income	38,355,728	36,059,939	112,171,740	108,317,137
Provision for loan losses	3,632,440	4,789,322	16,358,767	48,523,927
Net interest income after provision for loan losses	34,723,288	31,270,617	95,812,973	59,793,210

Noninterest income:
Service charges on deposit accounts	2,361,803	2,444,077	6,953,466	7,238,588
Investment services	1,698,886	1,234,421	4,844,398	3,786,067
Insurance sales commissions	1,001,716	954,015	3,055,194	2,957,393
Gain on loans sold, net	1,295,278	1,310,169	2,693,913	2,733,977
Net gain on sale of investment securities	376,509	-	827,708	2,623,674
Trust fees	753,551	726,094	2,253,474	2,377,182
Other noninterest income	2,592,170	1,925,459	7,585,231	5,932,154
Total noninterest income	10,079,913	8,594,235	28,213,384	27,649,035

Noninterest expense:
Salaries and employee benefits	19,015,217	16,069,360	55,462,370	48,921,007
Equipment and occupancy	4,942,917	5,230,730	15,009,641	16,089,323
Other real estate expense	5,079,127	8,522,346	13,238,853	21,335,705
Marketing and other business development	751,094	748,206	2,271,267	2,295,820
Postage and supplies	509,279	636,492	1,544,253	2,070,536
Amortization of intangibles	715,514	744,492	2,147,323	2,236,494
Other noninterest expense	4,662,073	5,822,252	15,059,685	17,482,907
Total noninterest expense	35,675,221	37,773,878	104,733,392	110,431,792
Income (loss) before income taxes	9,127,980	2,090,974	19,292,965	(22,989,547)
Income tax expense (benefit)	(16,973,019)	-	(16,684,605)	5,106,734
Net income (loss)	26,100,999	2,090,974	35,977,570	(28,096,281)
Preferred stock dividends	1,213,889	1,213,889	3,602,083	3,602,083
Accretion on preferred stock discount	349,817	328,037	983,448	992,496
Net income (loss) available to common stockholders	$24,537,293	$549,048	$31,392,039	$(32,690,860)
Per share information:
Basic net income (loss) per common share available to common stockholders	$0.74	$0.02	$0.94	$(1.00)
Diluted net income (loss) per common share available to common stockholders	$0.72	$0.02	$0.92	$(1.00)
Weighted average shares outstanding:
Basic	33,372,980	32,857,428	33,398,029	32,697,985
Diluted	33,993,914	33,576,963	34,037,739	32,697,985

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Preferred	Common Stock		Common	Additional		Accumulated	Total
	Stock Amount	Shares	Amount	Stock Warrants	Paid-in Capital	Retained Earnings	Other Comp. Income, net	Stockholders’ Equity
Balances, December 31, 2009	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	329,558	329,558	-	1,992,279	-	-	2,321,837
Issuance of restricted common shares, net of forfeitures	-	312,219	312,219	-	(312,219)	-	-	-
Restricted shares withheld for taxes	-	(11,034)	(11,034)	-	(137,744)	-	-	(148,778)
Compensation expense for restricted shares	-	-	-	-	1,774,345	-	-	1,774,345
Compensation expense for stock options	-	-	-	-	1,273,286	-	-	1,273,286
Accretion on preferred stock dividend	992,496	-	-	-	-	(992,496)	-	-
Preferred dividends paid	-	-	-	-	-	(3,562,500)	-	(3,562,500)
Comprehensive income:
Net loss	-	-	-	-	-	(28,096,281)	-	(28,096,281)
Net unrealized gains on securities available-for-sale, net of deferred tax	-	-	-	-	-	-	11,946,683	11,946,683
Total comprehensive loss								(16,149,598)
Balances, September 30, 2010	$90,455,129	33,660,462	$33,660,462	$3,348,402	$528,956,550	$10,721,466	$19,386,764	$686,528,773

Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options and related tax benefits	-	131,923	131,923	-	833,107	-	-	965,030
Issuance of restricted common shares, net of forfeitures	-	287,565	287,565	-	(287,565)	-	-	-
Issuance of Salary Stock Units	-	37,151	37,151	-	487,072	-	-	524,223
Restricted shares withheld for taxes	-	(20,092)	(20,092)	-	(270,697)	-	-	(290,789)
Compensation expense for restricted shares	-	-	-	-	2,428,988	-	-	2,428,988
Compensation expense for stock options	-	-	-	-	951,956	-	-	951,956
Accretion on preferred stock discount	983,448	-	-	-	-	(983,448)	-	-
Preferred dividends paid	-	-	-	-	-	(3,562,498)	-	(3,562,498)
Comprehensive income:
Net income	-	-	-	-	-	35,977,570	-	35,977,570
Net unrealized gains on securities available-for-sale, net of deferred tax	-	-	-	-	-	-	9,922,126	9,922,126
Total comprehensive income								45,899,696
Balances, September 30, 2011	$91,772,130	34,306,927	$34,306,927	$3,348,402	$534,971,880	$44,427,826	$15,546,726	$724,373,891

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$35,977,570	$(28,096,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	5,474,970	3,445,502
Depreciation and amortization	8,221,400	8,757,803
Provision for loan losses	16,358,767	48,523,927
Gain on loan sales, net	(2,693,913)	(3,067,581)
Gain on sale of investment securities, net	(827,708)	(2,623,674)
Stock-based compensation expense	3,905,168	3,047,631
Deferred tax expense (benefit)	(20,236,438)	17,812,548
Losses on other real estate and other investments	11,242,202	19,334,546
Excess tax benefit from stock compensation	(10,010)	(10,358)
Mortgage loans held for sale:
Loans originated	(249,141,853)	(307,729,185)
Loans sold	244,202,474	301,434,231
Increase in other assets	23,678,737	11,887,367
Increase in other liabilities	11,020,122	20,536,331
Net cash provided by operating activities	87,171,488	93,252,807

Investing activities:
Activities in securities available-for-sale:
Purchases	(252,396,360)	(422,982,104)
Sales	158,418,558	146,082,535
Maturities, prepayments and calls	179,823,239	262,564,699
Activities in securities held-to-maturity:
Sales	-	954,388
Maturities, prepayments and calls	1,719,998	1,240,565
Decrease (increase) in loans, net	(79,929,662)	186,760,840
Purchases of software, premises and equipment	(1,662,017)	(7,674,801)
Other investments	(393,304)	(1,873,641)
Net cash provided by investing activities	5,580,452	165,072,481

Financing activities:
Net (decrease) increase in deposits	(120,365,027)	2,229,029
Net decrease in securities sold under agreements to repurchase	(17,340,629)	(84,073,048)
Advances from Federal Home Loan Bank:
Issuances	50,000,000	90,000,000
Payments/maturities	(10,218,835)	(181,130,196)
Preferred dividends paid	(3,562,498)	(3,562,500)
Exercise of common stock options and stock appreciation rights	674,241	2,173,059
Excess tax benefit from stock compensation	10,010	10,358
Net cash used in financing activities	(100,802,738)	(174,353,298)
Net increase (decrease) in cash and cash equivalents	(8,050,798)	83,971,990
Cash and cash equivalents, beginning of period	188,586,181	166,602,074
Cash and cash equivalents, end of period	$180,535,383	$250,574,064

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

These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III, and PNFP Statutory Trust IV, are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting.  Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any impairment of intangible assets, including goodwill and the valuation of deferred tax assets, of other real estate owned, and of our investment portfolio including other-than-temporary impairment.

Loans — Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding.  Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At September 30, 2011 and December 31, 2010, net deferred loan fees of $396,000 and $579,000, respectively, were included in loans on the accompanying consolidated balance sheets.

Loans are charged off when management believes that the full collectability of the loan is unlikely.  As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which often is determined when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current income.  Interest income is subsequently recognized only to the extent cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques.  Past due status is determined based on the contractual due date per the underlying loan agreement.

All loans that are placed on nonaccrual status are further analyzed to determine if they should be classified as impaired loans.  At December 31, 2010 and at September 30, 2011, there were no loans classified as nonaccrual that were not also deemed to be impaired.  A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc.).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Loan Losses — The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance.  Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process.  We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. We incorporate relevant loan review results in the loan impairment determination. In addition, regulatory agencies, as an integral part of their examination process, will periodically review Pinnacle Financial’s allowance for loan losses and may require Pinnacle Financial to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations. The determination of the allowance for loan losses is composed of the results of two distinct impairment analyses pursuant to the provisions of both ASC 450-20 (formerly SFAS 5) and ASC 310-10-35 (formerly SFAS 114) as discussed below.

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

The allowance allocation for commercial and commercial real estate loans begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on our historical loss experience adjusted for current environmental factors and industry loss factors.  Our historical loss experience is based on a migration analysis of all loans that were charged-off during prior years.  In the first, second and third quarters of 2011, the migration analysis was based on an eight, nine and ten quarter look-back period, respectively, to capture the recent loan loss experience of the firm during  this economic cycle.  In this current economic environment, we believed the extension of our look-back period was appropriate due to the risks inherent in our loan portfolio.  Absent the extension, the early cycle periods in which we experienced significant losses would have been excluded from the determination of the allowance for loan losses.  As we move through the current economic cycle, we will continue to use judgment to determine our look-back period as we seek to capture the inherent risks in our portfolio.  The migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial and commercial real estate portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

The allowance allocation for consumer, consumer real estate, and small business lending portfolios which includes installment, home equity, consumer mortgages, automobiles and others is established for each of the categories by estimating probable losses inherent in that particular category of consumer, consumer real estate and small business loans.  The estimated loan loss allocation rate for each category is based on consideration of our actual historical loss rates and industry loss rates. Consumer, consumer real estate and small business loans are evaluated as a group by category (i.e. consumer mortgages, installment, etc.) rather than on a loan credit risk rating basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the consumer, consumer real estate and small business lending portfolios and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 8.3% of the allowance for loan losses at September 30, 2011 compared to 6.8% of allowance for loan losses at December 31, 2010.  As of September 30, 2011 and December 31, 2010, the environmental allocation was 0.20% and 0.19%, respectively, of the outstanding principal balance of commercial, commercial real estate and small business loan portfolios and 0.18% and 0.16%, respectively, of consumer and consumer real estate loans.  The increase in the environmental allocation between the two periods is based on our analysis of the above factors as of both balance sheet dates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The ASC 450-20 portion of the allowance also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the volatility of the local economies in the markets we serve and imprecision in our credit risk ratings process.

ASC 310-10-35, Receivables — The second component of our allowance for loan loss is the allowance for impaired loans.  Generally, loans with an identified weakness and principal balance of $250,000 or more are subject to an individual determination of the amount of impairment that exists for a particular loan. The amount of the impairment is measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off.   Changes to the valuation allowance are recorded as a component of the provision for loan losses.  Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses.

For loans less than $250,000, Pinnacle Financial assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $250,000.  In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements.  At September 30, 2011, the principal balance of these small impaired loans was $6.7 million, which represented 12.3% of all impaired loans.  At December 31, 2010, the principal balance of these small impaired loans was $8.9 million, which represented 11.0% of all impaired loans.

Recently Adopted Accounting Pronouncement — In April 2011, FASB issued ASU No. 2011-02 A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU were effective for the quarter ended September 30, 2011 and have been applied retrospectively to the beginning of the current year.

As a result of applying these amendments, Pinnacle Financial reviewed all substandard loans that were renewed since January 1, 2011 and identified twenty-one new loan modifications that qualified as a troubled debt restructuring.  Pursuant to the guidance set forth in the standard, an impairment amount was calculated on each identified transaction consistent with the methodology followed for other impaired loans, described above.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2011 and 2010 was as follows:

	For the nine months ended September 30
	2011	2010
Cash Transactions:
Interest paid	$32,356,615	$47,024,839
Income taxes paid	1,638,414	100,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	27,201,443	58,729,862
Loans foreclosed upon and transferred to other real estate owned	26,689,198	68,087,450

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

As of September 30, 2011, there were approximately 1,616,000 stock options and 8,100 stock appreciation rights outstanding to purchase common shares.  Additionally, as of September 30, 2011, there were 267,455 outstanding warrants to purchase shares of Pinnacle Financial common stock.  These warrants were issued in conjunction with Pinnacle Financial’s participation in the U.S. Treasury’s Capital Purchase Program (CPP) as more fully discussed in Note 2. For the three and nine months ended September 30, 2011, approximately 621,000 and 640,000, respectively, of dilutive stock options, stock appreciation rights and warrants were included in the earnings per share calculation.  As of September 30, 2010, there were approximately 2,015,000 stock options and 8,800 stock appreciation rights outstanding to purchase common shares.  For the quarter ended September 30, 2010, there were 720,000 dilutive stock options, stock appreciation rights and warrants outstanding to purchase common shares that were included in the earnings per share calculation.  Due to the net loss attributable to common stockholders for the nine months ended September 30, 2010, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an antidilutive effect on the loss per share.

The following is a summary of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Basic earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$24,537,293	$549,048	$31,392,039	$(32,690,860)

Denominator - Average common shares outstanding	33,372,980	32,857,428	33,398,029	32,697,985
Basic net income (loss) per share available to common stockholders	$0.74	$0.02	$0.94	$(1.00)

Diluted earnings per share calculation:
Numerator – Net income (loss) available to common stockholders	$24,537,293	$549,048	$31,392,039	$(32,690,860)

Denominator - Average common shares outstanding	33,372,980	32,857,428	33,398,029	32,697,985
Dilutive shares contingently issuable	620,934	719,535	639,710	-
Average diluted common shares outstanding	33,993,914	33,576,963	34,037,739	32,697,985
Diluted net income (loss) per share available to common stockholders	$0.72	$0.02	$0.92	$(1.00)

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

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$40,095,765	$356,405	$16,620	$40,435,550
Mortgage-backed securities	664,260,000	22,024,846	685,237	685,599,609
State and municipal securities	191,498,612	11,517,501	61,457	202,954,656
Corporate notes and other	9,845,106	1,327,533	-	11,172,639
	$905,699,483	$35,226,285	$763,314	$940,162,454
Securities held-to-maturity:
State and municipal securities	$2,589,506	$55,567	$4,068	$2,641,006
	$2,589,506	$55,567	$4,068	$2,641,006

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$90,214,825	$487,320	$286,707	$90,415,438
Mortgage-backed securities	686,938,731	16,742,783	2,419,943	701,261,571
State and municipal securities	208,562,713	4,580,704	1,662,378	211,481,039
Corporate notes and other	10,474,074	761,487	76,778	11,158,783
	$996,190,343	$22,572,294	$4,445,806	$1,014,316,831
Securities held-to-maturity:
State and municipal securities	4,320,486	104,643	13,273	4,411,856
	$4,320,486	$104,643	$13,273	$4,411,856

At September 30, 2011, approximately $676.2 million of securities within Pinnacle Financial’s investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of debt securities as of September 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,799,528	$3,835,204	$1,960,695	$1,982,828
Due in one year to five years	57,327,115	58,966,983	628,811	658,178
Due in five years to ten years	75,613,294	81,446,151	-	-
Due after ten years	104,699,546	110,314,507	-	-
Mortgage-backed securities	664,260,000	685,599,609	-	-
	$905,699,483	$940,162,454	$2,589,506	$2,641,006

At September 30, 2011 and December 31, 2010, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer:

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2011:

U.S. government agency securities	$6,966,399	$16,620	$-	$-	$6,966,399	$16,620
Mortgage-backed securities	142,016,634	610,266	22,984,635	74,971	165,001,269	685,237
State and municipal securities	2,790,815	41,159	2,102,623	24,366	4,893,438	65,525
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$151,773,848	$668,045	$25,087,258	$99,337	$176,861,106	$767,382

At December 31, 2010:

U.S. government agency securities	$22,011,159	$286,707	$-	$-	$22,011,159	$286,707
Mortgage-backed securities	275,389,573	2,418,995	225,984	948	275,615,557	2,419,943
State and municipal securities	53,420,235	880,615	6,979,207	795,036	60,399,442	1,675,651
Corporate notes	258,282	823	424,046	75,955	682,328	76,778
Total temporarily-impaired securities	$351,079,249	$3,587,140	$7,629,237	$871,939	$358,708,486	$4,459,079

The applicable date for determining when securities are in an unrealized loss position is September 30, 2011.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the table above, at September 30, 2011, Pinnacle Financial had unrealized losses of $767,000 on $176.9 million of available-for-sale securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as it becomes known. The table below shows the fair value of securities that have been sold during 2011 and the amount of gain or loss recognized on those securities.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the quarter ended,	Fair Value of securities sold	Gain recognized	Loss recognized	Net	Other-than-temporary impairment	Gain on the sale of securities, net
March 31, 2011(1)	$19,300,000	$612,000	$(365,000)	$247,000	$(406,000)	$(159,000)
June 30, 2011(2)	31,800,000	650,000	-	650,000	(40,000)	610,000
September 30, 2011 (3)	107,300,000	606,000	(229,000)	377,000	-	377,000
Total	$158,400,000	$1,868,000	$(594,000)	$1,274,000	$(446,000)	$828,000

(1)
Sales during the first quarter of 2011, included mortgage backed securities where the resulting balance had been paid down to minimal amounts and municipal securities that had fallen outside of the parameters of our Asset/Liability policy due to a change in the quality of the security.  Also, during the first quarter of 2011, Pinnacle Financial determined that an available-for-sale security was other-than-temporarily impaired as the credit worthiness of the security had deteriorated and was subsequently sold in the second quarter of 2011.

(2)
Sales during the second quarter of 2011 included the sale of a security which was deemed to be other-than-temporarily impaired during the first quarter of 2011, and mortgage backed and municipal securities that had fallen outside of the parameters of our Asset/Liability policy.  Additionally, three securities were deemed to be other-than-temporarily impaired and were subsequently sold in the third quarter of 2011.

(3)
Sales during the third quarter of 2011 consisted of two primary groups of securities: securities identified as other-than-temporarily-impaired in the second quarter of 2011, and mortgage-backed securities in which the pre-payments speeds were expected to accelerate due to the mortgage refinancing expected due to lower rates.  The loss recognized during the third quarter of 2011 related to further deterioration of the three securities previously identified as having other-than-temporary impairment.

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

Note 4.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

Commercial loans receive risk ratings by the assigned financial advisor that are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by our primary regulator.  At September 30, 2011, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the loan.  However, certain consumer real estate-mortgage loans and certain consumer and other loans do receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each loan classification categorized into each risk rating class as of September 30, 2011 and December 31, 2010 (in thousands):

	Performing Loans				Impaired Loans
September 30, 2011	Pass	Special Mention	Substandard (1)	Total Performing	Substandard Impaired	Doubtful Impaired	Total Impaired	Total Loans
Commercial real estate - mortgage	$970,124	$28,556	$79,362	$1,078,042	$9,291	$-	$9,291	$1,087,333
Consumer real estate - mortgage	662,096	17,717	21,051	700,864	9,211	1,919	11,130	711,994
Construction and land development	206,149	23,080	28,029	257,258	21,402	-	21,402	278,660
Commercial and industrial	1,037,303	24,774	20,740	1,082,817	11,313	907	12,220	1,095,037
Consumer and other	66,794	734	-	67,528	597	-	597	68,125
	$2,942,466	$94,861	$149,182	$3,186,509	$51,814	$2,826	$54,640	$3,241,149

December 31, 2010
Commercial real estate - mortgage	$947,593	$46,520	$87,960	1,082,073	$11,351	$1,191	$12,542	$1,094,615
Consumer real estate - mortgage	661,234	12,384	22,834	696,452	4,622	4,413	9,035	705,487
Construction and land development	188,470	29,670	69,607	287,747	43,203	311	43,514	331,261
Commercial and industrial	918,414	13,511	65,426	997,351	13,347	1,393	14,740	1,012,091
Consumer and other	66,916	65	973	67,954	879	153	1,032	68,986
	$2,782,627	$102,150	$246,800	$3,131,577	$73,402	$7,461	$80,863	$3,212,440

(1)
Potential problem loans, which are  not included in nonperforming assets, amounted to approximately $131.0 million at September 30, 2011, compared to $223.1 million at December 31, 2010.   At September 30, 2011 and December 31, 2010, approximately $18.2 million and $20.5 million, respectively of substandard loans were deemed to be troubled debt restructurings and were not included in potential problem loans.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.    This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings.

The information presented above for December 31, 2010 has been reclassified from the presentation in our Annual Report on Form 10-K for the year ended December 31, 2010 to conform to the September 30, 2011 presentation. Consumer loans previously classified as performing have been further classified into special mention and substandard.

At September 30, 2011 and December 31, 2010, there were no loans classified as nonaccrual that were not deemed to be impaired. At September 30, 2011 and December 31, 2010, all impaired loans were on nonaccruing interest status.  The principal balances of these nonaccrual loans amounted to $54.6 million and $80.9 million at September 30, 2011 and December 31, 2010, respectively, and are included in the table above.  For the three months ended September 30, 2011 the average balance of impaired loans was $67.9 million as compared to $108.4 million for the twelve months ended December 31, 2010.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $4.0 million and $7.6 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, and $678,000 and $1.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our impaired loans at September 30, 2011 and December 31, 2010 by loan category and the amount of interest income recognized on a cash basis throughout the quarter and year then ended, respectively, on these loans that remain on our balance sheet (in thousands):

	At September 30, 2011			For the nine months ended September 30, 2011
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Impaired loans with no recorded allowance:
Commercial real estate – mortgage	$8,097	$9,528	$-	$9,304	$5
Consumer real estate – mortgage	7,938	11,189	-	10,996	-
Construction and land development	12,677	13,583	-	13,621	37
Commercial and industrial	3,290	5,276	-	5,196	-
Consumer and other	-	-	-	-	-
Total	$32,002	$39,576	$-	$39,117	$42

Impaired loans with a recorded allowance:
Commercial real estate – mortgage	$1,194	$2,151	$99	$2,136	$-
Consumer real estate – mortgage	3,192	4,938	266	4,840	1
Construction and land development	8,724	11,425	2,016	11,826	-
Commercial and industrial	8,931	11,206	3,074	10,352	-
Consumer and other	597	903	50	902	-
Total	$22,638	$30,623	$5,505	$30,056	$1

Total Impaired Loans	$54,640	$70,199	$5,505	$69,173	$43

	At December 31, 2010			For the year ended December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Impaired loans with no recorded allowance:
Commercial real estate – mortgage	$10,585	$12,468	$-	$12,478	$278
Consumer real estate – mortgage	4,063	5,041	-	5,041	83
Construction and land development	31,106	35,525	-	35,631	188
Commercial and industrial	2,865	5,501	-	5,501	9
Consumer and other	272	368	-	368	-
Total	$48,891	$58,903	$-	$59,019	$558

Impaired loans with a recorded allowance:
Commercial real estate – mortgage	$1,957	$2,328	$176	$2,328	$55
Consumer real estate – mortgage	4,972	5,869	568	5,875	143
Construction and land development	12,408	12,619	3,825	12,623	234
Commercial and industrial	11,875	13,005	3,998	12,996	324
Consumer and other	760	846	390	846	17
Total	$31,972	$34,667	$8,957	$34,668	$773

Total Impaired Loans	$80,863	$93,570	$8,957	$93,687	$1,331

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to regulatory requirements and no specific allowance is carried related to those loans.

Pinnacle Financial’s policy is that once a loan is classified as impaired and placed on nonaccrual status, interest income is subsequently recognized to the extent cash payments are received while the loan is classified as nonaccrual, but each payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  Pinnacle Financial recognized $50,000 and $1,340,000 of interest income from cash payments received during the nine months ended September 30, 2011 and the year ended December 31, 2010 while the underlying loans were placed on impaired status.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans also include loans that Pinnacle National has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle National may have to otherwise incur.  If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. Loans that have been restructured that were performing as of the restructure date are reported as troubled debt restructurings.  At September 30, 2011 and December 31, 2010, there were $18.2 million and $20.5 million, respectively, of troubled debt restructurings that were performing as of the restructure date.  Troubled commercial loans are restructured by specialists within our Special Asset Group and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are trained to reduce Pinnacle Financial’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 in the third quarter of 2011, Pinnacle Financial reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Pinnacle Financial identified as troubled debt restructurings certain receivables for which the allowance for loan losses had previously been measured under the general allowance for loan losses methodology. Upon identifying those receivables as troubled debt restructurings, Pinnacle Financial accounted for these loans under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as a troubled debt restructuring. At September 30, 2011, the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and are now individually measured for impairment as outlined under ASC 310-10-35, troubled debt restructurings totaled $5.2 million, and the allowance for loan losses associated with those receivables, on the basis of a current evaluation of loss, was $553,000.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011			December 31, 2010
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	6	$11,888	$11,881	9	$16,129	$15,992
Consumer real estate – mortgage	8	3,153	3,044	1	560	560
Construction and land development	-	-	-	-	-	-
Commercial and industrial	15	3,146	2,700	2	3,779	3,778
Consumer and other	-	-	-	-	-	-
	29	$18,187	$17,625	12	$20,468	$20,330

Pinnacle Financial has not had any troubled debt restructurings that subsequently defaulted. A default is defined as an occurrence which violates the terms of the receivable’s contract.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at September 30, 2011 with the comparative exposures for December 31, 2010:

	(dollars in thousands)
	September 30, 2011	December 31, 2010
Lessors of nonresidential buildings	$488,995	$502,268
Lessors of residential buildings	177,232	132,668
Land subdividers	127,005	144,550

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents past due balances at September 30, 2011 and December 31, 2010, by loan classification allocated between performing and impaired status (in thousands):

	At September 30, 2011
	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans

Commercial real estate:
Owner-occupied	$1,141	$-	$1,141	$7,557	$546,997	$555,695
All other	375	-	375	1,734	529,529	531,638
Consumer real estate – mortgage	3,318	991	4,309	11,130	696,555	711,994
Construction and land development	396	-	396	21,402	256,862	278,660
Commercial and industrial	1,534	920	2,454	12,220	1,080,363	1,095,037
Consumer and other	438	-	438	597	67,090	68,125
	$7,202	$1,911	$9,113	$54,640	$3,177,396	$3,241,149

	At December 31, 2010
	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans

Commercial real estate:
Owner-occupied	$1,602	$-	$1,602	$10,037	$520,260	$531,899
All other	362	-	362	2,505	559,849	562,716
Consumer real estate – mortgage	3,544	-	3,544	9,035	692,908	705,487
Construction and land development	2,157	38	2,195	43,514	285,552	331,261
Commercial and industrial	1,636	100	1,736	14,740	995,615	1,012,091
Consumer and other	152	-	152	1,032	67,802	68,986
	$9,453	$138	$9,591	$80,863	$3,121,986	$3,212,440

(1)
Approximately $25.5 million and $33.2 million of impaired loans as of September 30, 2011 and December 31, 2010, respectively, are currently performing pursuant to their contractual terms.  All impaired loans as of these dates are on nonaccrual status.  Troubled debt restructurings are not included in impaired loans.

The following table shows the allowance allocation by loan classification for performing and impaired loans at September 30, 2011 and December 31, 2010 (in thousands):

	Performing Loans		Impaired Loans		Total Allowance for Loan Losses
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commercial real estate – mortgage	$20,689	$19,076	$99	$176	$20,788	$19,252
Consumer real estate – mortgage	10,008	9,330	266	568	10,274	9,898
Construction and land development	10,698	15,297	2,016	3,825	12,714	19,122
Commercial and industrial	18,021	17,428	3,074	3,998	21,095	21,426
Consumer and other	1,131	1,484	50	390	1,181	1,874
Unallocated	8,819	11,003	-	-	8,819	11,003
	$69,366	$73,618	$5,505	$8,957	$74,871	$82,575

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the allowance for loan losses from January 1, 2010 to December 31, 2010 to September 30, 2011 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, January 1, 2010	$22,505	$10,725	$23,027	$26,332	$2,456	$6,914	$91,959
Charged-off loans	(9,041)	(6,769)	(27,526)	(23,555)	(652)	-	(67,543)
Recovery of previously charged-off loans	343	377	2,618	874	252	-	4,464
Provision for loan losses	5,445	5,565	21,003	17,775	(182)	4,089	53,695
Balances, December 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(2,735)	(4,275)	(6,861)	(12,367)	(963)	-	(27,201)
Recovery of previously charged-off loans	118	401	1,286	1,219	114	-	3,138
Provision for loan losses	4,153	4,250	(833)	10,817	156	(2,189)	16,359
Balances, September 30, 2011	$20,788	$10,274	$12,714	$21,095	$1,181	$8,819	$74,871

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

   At September 30, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.9 million to current directors, executive officers, and their related entities, of which $9.4 million had been drawn upon.  At December 31, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $22.6 million to directors, executive officers, and their related entities, of which approximately $18.1 million had been drawn upon.  The terms on these loans and extensions are on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2011.

Residential Lending

At September 30, 2011, Pinnacle Financial had approximately $23.8 million of mortgage loans held-for-sale compared to approximately $16.2 million at December 31, 2010.  These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three and nine months ended September 30, 2011, Pinnacle Financial recognized $1.3 million and $2.7 million, respectively, in gains on the sale of these loans compared to $1.3 million and $2.7 million, respectively, during the three and nine months ended September 30, 2010.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle National’s geographic market footprint. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by Pinnacle National while the majority of the loans sold to other investors are underwritten by the purchaser of the loans.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From inception of Pinnacle National’s mortgage department in January 2003 through September 30, 2011, Pinnacle National originated and sold approximately 10,250 mortgage loans totaling $2.182 billion to third-party purchasers.  Of the approximately 10,250 mortgage loans, Pinnacle underwrote approximately 2,450 conventional loans at a 80% or less loan-to-value that were sold to other investors and underwrote 2,010 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant and has resulted in insignificant losses to Pinnacle National. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle until settlement with the purchaser.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus on foreclosure practices of financial institutions nationwide, Pinnacle National evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At September 30, 2011, Pinnacle National has $705.1 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle National personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle National has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 5.  Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2011, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2011.

As of September 30, 2011, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. Pinnacle Financial’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

 Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The IRS concluded its examination of the 2007, 2008 and 2009 federal tax returns during the second quarter of 2011.  As a result of the examination, Pinnacle Financial recorded income tax expense, penalties and interest for the nine months ended September 30, 2011 of $288,000 as a result of timing differences identified during the course of the exam.  Pinnacle Financial is currently open to audit under the statute of limitations by the IRS for the year ended December 31, 2010 and the state of Tennessee for the years ended December 31, 2007 through 2010.

Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to the full reversal of the beginning of year valuation allowance against net deferred tax assets.  A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome and accordingly, Pinnacle Financial established a valuation allowance against the net deferred tax asset at June 30, 2010. Subsequently, Pinnacle Financial reported linked-quarters with increasing profitability, demonstrated an improved ability to produce reliable projections, and realized an improvement in overall asset quality and related credit metrics. Due to these factors, other positive trends and the relatively short period of time in which we forecast we will be able to exit a three-year cumulative pre-tax loss position and utilize our net deferred tax asset, we determined during the quarter ended September 30, 2011 that we had sufficient objective positive evidence to reverse the beginning of the year deferred tax valuation allowance.  Pursuant to ASC 740, Income Taxes, at September 30, 2011, Pinnacle Financial has a remaining valuation allowance of $1.4 million recorded against its net deferred tax asset that will be released during the fourth quarter of 2011 to achieve a consistent effective tax rate for all of 2011.  As such, we anticipate nominal income tax expense in the fourth quarter of 2011 and for fiscal year 2012, we expect effective tax rate to be between 29% and 32%.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At September 30, 2011, these commitments amounted to $839.2 million.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At September 30, 2011, these commitments amounted to $82.4 million.

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

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these claims outstanding at September 30, 2011 will not have a material impact on Pinnacle Financial’s financial statements.

Note 7.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Form 10-K, Pinnacle Financial has two equity incentive plans.  Additionally, Pinnacle Financial has assumed equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (Cavalry) and Mid-America Bancshares, Inc. (Mid-America) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors.  At September 30, 2011, there were approximately 536,000 shares available for future issuances under these plans.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Options and Stock Appreciation Rights

As of September 30, 2011, there were approximately 1,616,000 stock options and 8,100 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the nine months ended  September 30, 2011 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2010	1,795,785	$19.49	4.82	$3,692
Granted	-	-
Exercised (2)	(131,923)	$6.29
Forfeited	(39,516)	$22.90
Outstanding at September 30, 2011	1,624,346	$20.60	3.83	$1,800
Outstanding and expected to vest as of September 30, 2011	1,622,104	$20.59	3.83	$1,800
Options exercisable at September 30, 2011 (3)	1,483,460	$20.03	3.64	$1,800

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $10.94 per common share for the approximately 458,160 options and stock appreciation rights that were in-the-money at September 30, 2011.

(2)	There were no stock appreciation rights exercised during the nine months ended September 30, 2011.
(3)
In addition to these outstanding options, there were 267,455 warrants outstanding at September 30, 2011 that were issued in conjunction with the CPP.  These warrants, if exercised, will result in the issuance of common shares.

During the three months ended September 30, 2011, approximately 23,590 option awards vested at an average exercise price of $30.99 with no intrinsic value.

As of September 30, 2011, there was approximately $631,000 of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.93 years.

During the three and nine months ended September 30, 2011, Pinnacle Financial recorded stock option compensation expense of $271,000 and $952,000, respectively, using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for awards granted after January 1, 2006, compared to $416,000 and $1,273,000 for the three and nine months ended September 30, 2010.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.

Restricted Shares

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan and the Mid-America Plans provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of September 30, 2011 under any of these plans.  During the nine months ended September 30, 2011, Pinnacle Financial awarded shares of restricted common stock to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2011 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2010	640,394	$17.63
Shares awarded	347,916	$13.92
Restrictions lapsed and shares released to associates/directors	(82,761)	$17.38
Shares forfeited	(60,351)	$20.82
Unvested at September 30, 2011	845,198	$15.92

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine month period ended September 30, 2011:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2011	Associates	5	130,095	-	5,275	124,820
Performance Based Awards
2011	Leadership team (3)	10	63,302	-	-	63,302
2011	Leadership team (4)	3	21,097	-	-	21,097
2011	Leadership team (3)	10	88,791	-	-	88,791
2011	Leadership team (4)	3	29,595	-	-	29,595
Outside Director Awards (5)
2011	Outside directors	1	15,036	-	2,506	12,530

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
(3)
These awards include a provision that the shares do not vest if Pinnacle Financial is not profitable for the fiscal year immediately preceding the vesting date. These shares vest over 10 years; however, if the recipient will reach the age of 65 prior to ten years, vesting occurs equally over the number of years before the recipient reaches 65.

(4)
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

Compensation expense associated with the performance-based restricted share awards is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award.  For the three and nine months ended September 30, 2011, Pinnacle Financial recognized approximately $859,000 and $2,428,000, respectively, in compensation costs attributable to all restricted share awards issued prior to the end of those periods, compared to $583,000 and $1,774,000, respectively, for the three and nine months ended September 30, 2010.

Salary Stock Unit Awards

During the first quarter of 2011, the Human Resources and Compensation Committee of Pinnacle Financial adopted and approved the issuance of Salary Stock Units (SSU) to the named executive officers of the Company. The SSUs are designed to comply with the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009.  SSUs will accrue and be earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with the Company. Generally, SSUs granted to named executive officers are immediately vested (and therefore not subject to forfeiture) and are payable in shares of the Company’s common stock on, or as soon as administratively practical following, December 30, 2011 (Settlement Date), but in no event later than two and one-half months following the Settlement Date. For the three and nine months ended September 30, 2011, Pinnacle Financial issued  18,471 and  37,151 salary stock units, respectively, and recognized approximately $233,000 and $524,000, respectively, in compensation costs attributable to the SSUs.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.  Regulatory Matters

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (OCC).  Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP.  Pinnacle Financial has not paid any cash dividends on common stock since inception, and it does not anticipate that it will consider paying such dividends in the foreseeable future.    Pursuant to federal banking regulations and due to losses incurred in 2009 and 2010, Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years.  Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances, which approximates $61.89 million at September 30, 2011. Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making such quarterly dividend and subordinated debt payments.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2011, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory Minimum Capital Requirement		Regulatory Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2011

Total capital to risk weighted assets:
Pinnacle Financial	$595,901	15.88%	$300,118	8.0%	$378,049	10.0%
Pinnacle National	$517,148	13.81%	$299,474	8.0%	$377,254	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$539,645	14.38%	$150,059	4.0%	$226,829	6.0%
Pinnacle National	$460,991	12.31%	$149,737	4.0%	$226,353	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$539,645	11.89%	$181,495	4.0%	NA	NA
Pinnacle National	$460,991	10.18%	$181,130	4.0%	$226,412	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

In January 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%. As noted above, Pinnacle National had a 10.18% Tier 1 capital to average assets ratio and a 13.81% total capital to risk-weighted assets ratio at September 30, 2011 and therefore was in compliance with the OCC requirement.

Note 9.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with a large U.S. financial institution in order to minimize the risk to Pinnacle Financial.  These swaps are derivatives, but are not designated as hedging instruments.  At September 30, 2011 and 2010, Pinnacle Financial had not entered into any derivative contracts to assist in managing its interest rate sensitivity and has no derivatives designated as hedges.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A summary of Pinnacle Financial’s interest rate swaps as of September 30, 2011 is included in the following table (in thousands):

	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$265,560	$19,045
Pay variable / receive fixed swaps	265,560	(19,252)
Total	$531,120	$(207)

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

Assets

Securities available-for-sale – Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle National through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are reflected in noninterest expense, as applicable.  Other real estate owned is included in Level 3 of the valuation hierarchy.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the financial instruments carried at fair value as of September 30, 2011 and December 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$40,435	$-	$40,435	$-
Mortgage-backed securities	685,600	-	685,600	-
State and municipal securities	202,954	-	202,954	-
Corporate notes and other	11,173	-	11,173	-
Total investment securities available-for-sale	940,162	-	940,162	-
Other investments	3,370	-	-	3,370
Other assets	68,161	-	19,046	49,115
Total assets at fair value	$1,011,693	$-	$959,208	$52,485

Other liabilities	$19,252	$-	$19,252	$-
Total liabilities at fair value	$19,252	$-	$19,252	$-

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$90,415	$-	$90,415	$-
Mortgage-backed securities	701,262	-	701,262	-
State and municipal securities	211,481	-	211,481	-
Corporate notes and other	11,159	-	11,159	-
Total investment securities available-for-sale	1,014,317	-	1,014,317	-
Other investments	2,693	-	-	2,693
Other assets	62,710	-	14,441	48,269
Total assets at fair value	$1,079,720	$-	$1,028,758	$50,962

Other liabilities	$14,639	$-	$14,639	$-
Total liabilities at fair value	$14,639	$-	$14,639	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters	Total gains (losses) for the quarter ended September 30,	Total gains (losses ) for the nine months ended September 30,
		(Level 1)	(Level 2)	(Level 3)	2011	2011
Other real estate owned	$45,500	$-	$-	$45,500	$(2,985)	$(5,224)
Impaired loans, net (1)	49,134	-	-	49,134	(4,430)	(8,481)
Total	$96,634	$-	$-	$96,634	$(7,415)	$(13,705)

(1)	Amount is net of a valuation allowance of $5.5 million as required by ASC 310-10, “Receivables.”

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters	Total gains (losses) for the year ended December 31,
		(Level 1)	(Level 2)	(Level 3)	2010
Other real estate owned	$59,608	$-	$-	$59,608	$(11,365)
Impaired loans, net (2)	71,906	-	-	71,906	(11,446)
Total	$131,514	$-	$-	$131,514	$(22,811)

(2)	Amount is net of a valuation allowance of $8.9 million as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2011, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2011 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	Nine months ended September 30,
	2011		2010
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$50,962	$—	$49,518	$—
Total realized gains included in income	1,130	—	766	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	393	—	422	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$52,485	$—	$50,706	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$1,130	$—	$766	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and cash equivalents - The carrying amounts of cash, due from banks, federal funds sold, and short-term discount notes sold approximate their fair value due to their short-term nature.

Securities held-to-maturity and available-for-sale - Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

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

Mortgage loans held-for-sale - Mortgage loans held-for-sale are carried at the lower of cost or fair value.  The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of Pinnacle Financial's financial instruments at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Financial assets:
Cash and cash equivalents	$180,535	$180,535	$188,586	$188,586
Securities available-for-sale	940,162	940,162	1,014,317	1,014,317
Securities held-to-maturity	2,590	2,641	4,320	4,412
Mortgage loans held-for-sale	23,814	23,814	16,206	16,206
Loans, net (2)	3,166,278	2,857,638	3,129,865	2,874,894
Derivative assets	19,045	19,045	14,441	14,441
Bank owned life insurance	48,598	48,598	47,724	47,724
Other investments	3,370	3,370	2,693	2,693

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,841,604	$3,813,527	$3,979,352	$3,974,408
Federal Home Loan Bank advances	161,106	161,665	121,393	126,399
Subordinated debt	97,476	71,389	97,476	75,360
Derivative liabilities	19,252	19,252	14,639	14,639

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit (3)	$839,159	$1,400	$848,023	$998
Standby letters of credit (4)	82,448	423	75,172	275

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
The estimated fair value of loans included in the table above includes a credit risk adjustment of approximately $316 million and $310 million, respectively, at September 30, 2011 and at December 31, 2010, respectively.  The December 31, 2010 fair value of loans has been adjusted to incorporate the credit risk adjustment.

(3)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at September 30, 2011, Pinnacle Financial included in other liabilities $1.4 million representing the inherent risks associated with these off-balance sheet commitments.

(4)
At September 30, 2011, the fair value of Pinnacle Financial’s standby letters of credit was $423,000.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended September 30, 2011, and the year ended December 31, 2010 has been prepared in accordance with ASC 810.

At September 30, 2011, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have several nonconsolidated VIEs.  As discussed more fully in form 10-K, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accrued restructuring commercial loans, and managed discretionary trusts.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Balance Sheet Classification
Low Income Housing Partnerships	$3,958	$-	$4,095	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	15,033	-	19,907	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2011 and December 31, 2010 and our results of operations for the three and nine months ended September 30, 2011 and 2010.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Although the economy is beginning to show signs of improvement, as reflected in our profitability for the three and nine months ended September 30, 2011, our current performance continues to be negatively impacted by the costs associated with the resolution of nonperforming assets and weak loan demand.  Our fully diluted net income per common share available to common stockholders for the three months ended September 30, 2011 was $0.72, compared to fully diluted net income per common share available to common stockholders of $0.02 for the same period in 2010.  Our fully diluted net income per common share available to common stockholders for the nine months ended September 30, 2011 was $0.92, compared to fully diluted net loss per common share available to common stockholders of $1.00 for the same period in 2010.  Impacting our  results of operations for the three and nine months ended September 30, 2011 was a $22.5 million tax benefit for the reversal of the beginning of year valuation allowance for deferred tax assets offset by projected 2011 tax expense.  This reversal approximated $0.51 of diluted earnings per share for the quarter ended September 30, 2011.  At September 30, 2011, loans had increased to $3.241 billion, as compared to $3.212 billion at December 31, 2010, while total deposits decreased to $3.713 billion at September 30, 2011 from $3.833 billion at December 31, 2010.

Results of Operations.  Our net interest income after provision for loan losses increased $3.4 million to $34.7 million for the third quarter of 2011 compared to $31.3 million for the third quarter of 2010.   Our net interest income after provision for loan losses increased $36.0 million to $95.8 million for the nine months ended September 30, 2011 compared to $59.8 million for the same period in prior year.   The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2011 was 3.60% and 3.52%, compared to 3.23% and 3.24%, respectively, for the same periods in 2010.

Our provision for loan losses was $3.6 million and $16.4 million for the three and nine month periods ended September 30, 2011 compared to $4.8 million and $48.5 million, respectively, for the same periods in 2010.  The decrease in our provisioning expense correlates with the reduction in both net charge-offs and the overall level of our allowance for loan losses.  Net charge-offs were $5.7 million and $24.1 million for the three and nine month periods ended September 30, 2011 compared to $7.3 million and $55.9 million, respectively, for the same periods in the prior year.  Our allowance for loan losses as a percentage of total loans decreased from 2.57% at December 31, 2010 to 2.31% at September 30, 2011, as a result of improving credit metrics within our loan portfolio.

Noninterest expenses decreased by $2.1 million and $5.7 million as compared to the three and nine month periods ended September 30, 2010. Costs associated with the disposal and maintenance of other real estate owned decreased by $3.4 million and $8.1 million compared to the three and nine month periods in 2010, respectively.  The decrease in other real estate owned expense was partially offset by an increase in salaries and employee benefits which was largely due to increased incentive accruals pursuant to our annual cash incentive program.

During the three and nine months ended September 30, 2011, Pinnacle Financial recorded income tax benefit of $17.0 million and $16.7 million, respectively. Tax expense (benefit) reported for the year includes the reversal in the quarter ended September 30, 2011 of the $22.5 million beginning of the year valuation allowance which has been partially offset by nine month period tax expense and estimated tax expense for the fourth quarter of 2011. Pinnacle Financial's effective tax rate differs from the federal income tax statutory rate of 35% primarily due to the reversal of the valuation allowance against net deferred tax assets.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 73.7% and 74.6% for the three and nine month periods of 2011 compared to 84.6% and 81.2%, respectively, for the same periods in 2010. Our efficiency ratio continues to be negatively impacted by other real estate expense and other credit related costs.

Net income available to common stockholders for the third quarter of 2011 was $24.5 million compared to net income available to common stockholders of $549,000 for the same period in 2010. Net income available to common stockholders for the nine months ended September 30, 2011 was $31.4 million compared to a net loss available to common stockholders of $32.7 million for the same period in the prior year.  Included in net income (loss) available to common stockholders for the three and nine months ended September 30, 2011 and 2010 was approximately $1.6 million and $4.6 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP.

Financial Condition.  Net loans increased $36.4 million during the first nine months of 2011.  For the nine months ended September 30, 2011, Pinnacle Financial foreclosed on approximately $26.7 million of nonperforming loans and moved these assets to other real estate. Total deposits were $3.713 billion at September 30, 2011 compared to $3.833 billion at December 31, 2010, a decrease of $120.4 million.  In comparing the deposit balances at September 30, 2011 with the balances at December 31, 2010, we have increased our non-interest bearing deposits $136.2 million or 23.2%.  This decrease in reliance on higher cost non-core deposits, including brokered deposits has contributed to the expansion in net interest margin.

Capital and Liquidity.  At September 30, 2011, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements as well as those elevated levels that our bank agreed with the OCC that it would exceed.  Additionally, at September 30, 2011, our bank would be considered to be “well-capitalized” pursuant to applicable banking regulations.  To support the capital needs of Pinnacle National and holding company cash requirements, at September 30, 2011, we had approximately $62 million of cash at the holding company.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, the valuation of other real estate owned, the assessment of the valuation of deferred tax assets and the assessment of impairment of intangibles has been critical to the determination of our financial position and results of operations.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount).  The impairment is recognized through the provision for loan losses and is a component of the allowance.  Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement.  The fair value of collateral dependent loans is derived primarily from independent appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.  Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology is applied to those loans identified as troubled debt restructurings.

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

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments based on loan type:  commercial, commercial real estate, small business lending, consumer and consumer real estate.  Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.  Prior to 2010, because of our limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of our internal historical loan loss migration analysis into our determination of the allowance for loan losses.  We believe the increased emphasis on our internal historical loss experience metrics provides a better estimate of losses inherent in our portfolio.  This refinement of our methodology did not result in a material change in our allowance.

The allowance allocation for commercial and commercial real estate loan portfolios begins with a process of estimating the probable losses inherent for these types of loans.  The estimates for these loans are established by category and based on our internal system of credit risk ratings and historical loss data.  The estimated loan loss allocation rate for our internal system of credit risk grades for commercial and commercial real estate loans is based on our historical loss experience adjusted for current environmental factors and industry loss factors.  Our historical loss experience is based on a migration analysis of all loans that were charged-off during prior years. In the first, second, and third quarters of 2011, the migration analysis was based on an eight, nine, and ten quarter look-back periods, respectively, to capture the recent loan loss experience of the firm in this economic cycle.  In the current economic environment, we believed the extension of our look-back period was necessary due to the risks inherent in our loan portfolio.  Absent the extension of our look-back, the early cycle periods in which we experienced significant losses would be excluded from the determination of the allowance for loan losses. As we move through the current economic cycle, we will continue to use judgment to determine our look-back period as we seek to capture the inherent risks in our portfolio.  The migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio.  We compare the migration analysis results to the other factors used to determine the loss allocation rates for the commercial and commercial real estate loan portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

The allowance allocation for consumer, consumer real estate, and small business lending portfolio segments which include installment, home equity, consumer mortgages, automobiles and others is established for each segment by estimating probable losses inherent in that particular category of consumer and consumer real estate loans.  The estimated loan loss allocation rate for each category is based on consideration of our actual historical loss rates and industry loss rates. Consumer, consumer real estate, and small business lending portfolio segments are evaluated as a group by category (i.e. consumer mortgage, installment, etc.) rather than on a loan credit risk rating basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the consumer, consumer real estate and small business lending portfolio segments and determine a weighted average allocation for these segments.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 8.3% of the allowance for loan losses at September 30, 2011 compared to 6.8% of the allowance for loan losses at December 31, 2010.  As of September 30, 2011 and December 31, 2010, the environmental allocation was 0.20% and 0.19%, respectively, of the outstanding principal balance of our commercial, commercial real estate and small business loan portfolios and 0.18% and 0.16%, respectively, of consumer and consumer real estate loans.  The increase in the environmental allocation between the two periods is based on our analysis of the above factors as of both balance sheet dates.

The allowance also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as imprecision in the overall measurement process, in particular the volatility of the local economies in the markets we serve, and imprecision in assigning credit risk ratings.

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

Other Real Estate Owned. Other real estate owned (OREO), consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value based on appraised value, less selling costs estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers.  Any gains or losses on disposal realized at the time of disposal are reflected in noninterest expense.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last two years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of its credit losses, we entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome and accordingly, we established a valuation allowance against the net deferred tax asset at June 30, 2010. Subsequently, Pinnacle Financial reported linked-quarters with increasing profitability, demonstrated an improved ability to produce reliable projections, and realized an improvement in overall asset quality and related credit metrics. Due to these factors, other positive trends, and the relatively short period of time in which we forecast we will be able to exit a three-year cumulative tax loss position and utilize our net deferred tax asset, we determined during the quarter ended September 31, 2011 that we had sufficient objective positive evidence to reverse the beginning of the year deferred tax valuation allowance at September 30, 2011.  Pursuant to ASC 740, Income Taxes, at September 30, 2011, we have a remaining valuation allowance of $1.4 million recorded against our net deferred tax asset that will be released during the fourth quarter of 2011 to achieve a consistent effective tax rate for all of 2011.

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

•
Guideline Publicly Traded Company – This method considers the implied value of Pinnacle Financial by comparing Pinnacle Financial to a select peer group of public companies and their current market capitalizations, adjusted for differences between the companies.  This value is then increased by a control premium which is supported by expected cost savings, or synergies, that could be realized by a market participant.  To develop the control premium assumptions, management performed a detailed analysis of expenses that would be eliminated by a future acquirer based on a likely management/operational structure that would be established by the acquiring entity.  The synergies were identified based on our historical experience realized in previous acquisitions and known redundancies that could be eliminated in a merger scenario.  The resulting control premium utilized in Step 1 testing was corroborated by current period acquisitions.

•
Guideline Merged/Acquired Company –This method considers the amount an acquiring company might be willing to pay to gain control of Pinnacle Financial based on multiples of tangible book value paid by acquirers in recent merger and acquisition transactions.

•
Subject Company Stock Transaction Method –This method relies on the closing stock price on the testing date, as well as the five and ten day closing stock price averages surrounding the closing stock price on the testing date, multiplied by the number of shares outstanding to arrive at an estimated fair value for Pinnacle Financial.  The control premium, as discussed more fully under the Guideline Publicly Traded Company method, is also applied to the subject company stock transaction method.

The results of the three testing methodologies are then weighted equally to determine our estimate of the fair value of equity.  If the fair value of equity determined through Step 1 is less than the carrying value of the assets and liabilities, Step 2 of the goodwill impairment analysis must be performed.  Step 2 testing involves calculating an implied fair value of goodwill for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if Pinnacle Financial was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

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

We performed our annual evaluation of goodwill impairment as of September 30, 2011.  The September 30, 2011 closing stock price was less than our carrying value per share of our assets and liabilities at September 30, 2011.  However, using the September 30, 2011, closing stock price of $10.94 and a control premium estimate calculated in accordance with the methodology discussed above, the fair value of Pinnacle Financial’s assets and liabilities exceeded the carrying value of our assets and liabilities by approximately 3% and, as a result, Step 1 of the goodwill impairment test was met, and we determined that further testing for impairment was not required.  For each dollar increase in our stock price and resulting market cap, the excess of fair value over carrying value increases by approximately 5% of total equity.  Our average closing stock price was $12.68 for the period from October 1, 2011 to October 25, 2011 which exceeded our September 30, 2011 closing price providing further evidence of no impairment of goodwill.  Further, at September 30, 2011, our stock price was trading at levels higher than those that were utilized in our impairment testing last year as of September 30, 2010.  At September 30, 2010, Pinnacle Financial performed a Step 2 assessment which resulted in no impairment.  Based on the results of these analyses, we determined that there was no impairment at September 30, 2011.  Should our stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-8, Intangibles—Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for Pinnacle Financial beginning January 1, 2012.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three months ended		2011-2010	Nine months ended		2011-2010
	September 30		Percent	September 30,		Percent
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Interest income	$46,888	$50,650	(7.4%)	$141,901	$154,269	(8.0%)
Interest expense	8,532	14,590	(41.5%)	29,729	45,952	(35.3%)
Net interest income	38,356	36,060	6.4%	112,172	108,317	3.6%
Provision for loan losses	3,632	4,789	(24.2%)	16,359	48,524	(66.3%)
Net interest income after provision for loan losses	34,723	31,271	11.0%	95,813	59,793	60.2%
Noninterest income	10,080	8,594	17.3%	28,213	27,649	2.0%
Noninterest expense	35,675	37,774	(5.6%)	104,733	110,432	(5.2%)
Net income (loss) before income taxes	9,128	2,091	336.5%	19,293	(22,990)	183.9%
Income tax expense (benefit)	(16,973)	-	NM (1)	(16,685)	5,107	NM (1)
Net income (loss)	26,101	2,091	1,148.3%	35,978	(28,096)	228.1%
Preferred dividends and preferred stock discount accretion	1,564	1,542	1.4%	4,586	4,595	(0.2%)
Net income (loss) available to common stockholders	$24,537	$549	4,369.4%	$31,392	$(32,691)	196.0%
Basic net income (loss) per common share available to common stockholders	$0.74	$0.02	3,600.0%	$0.94	$(1.00)	194.0%
Diluted net income (loss) per common share available to common stockholders	$0.72	$0.02	3,500.0%	$0.92	$(1.00)	192.0%
(1)NM—The percentage change is not considered meaningful.

Net Interest Income. Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of our revenue.  We actively manage this revenue source to provide optimal levels of revenue while seeking to balance interest rate, credit, and liquidity risks.  Net interest income totaled $38.4 million and $112.2 million for the three and nine months ended September 30, 2011, an increase of $2.3 million and $3.9 million, from the levels recorded in the same periods of 2010.   Despite limited loan demand and few attractive investment opportunities in the securities portfolio we were able to increase net interest income for 2011 compared to 2010 due primarily to our focus on deposit pricing.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,207,213	$38,572	4.78%	$3,295,531	$41,105	4.96%
Securities:
Taxable	747,784	5,953	3.16%	750,427	7,004	3.70%
Tax-exempt (2)	191,994	1,820	5.02%	204,442	1,943	4.97%
Federal funds sold and other	161,719	543	1.44%	269,556	598	0.95%
Total interest-earning assets	4,308,710	$46,888	4.38%	4,519,956	$50,650	4.51%
Nonearning assets
Intangible assets	253,102			256,011
Other nonearning assets	224,673			225,406
Total assets	$4,786,485			$5,001,373

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$564,077	$821	0.58%	$540,387	$890	0.65%
Savings and money market	1,622,200	3,299	0.81%	1,397,396	4,787	1.36%
Time	841,480	3,018	1.42%	1,387,170	6,629	1.90%
Total interest-bearing deposits	3,027,757	7,138	0.94%	3,324,953	12,306	1.47%
Securities sold under agreements to repurchase	145,050	204	0.56%	210,037	435	0.82%
Federal Home Loan Bank advances and other borrowings	111,699	532	1.89%	126,130	921	2.90%
Subordinated debt	97,476	658	2.68%	97,476	928	3.78%
Total interest-bearing liabilities	3,381,982	8,532	1.00%	3,758,596	14,590	1.54%
Noninterest-bearing deposits	671,796	-	-	534,171	-	-
Total deposits and interest-bearing liabilities	4,053,778	$8,532	0.84%	4,292,767	$14,590	1.35%
Other liabilities	23,734			21,708
Stockholders' equity	708,973			686,898
Total liabilities and stockholders’ equity	$4,786,485			$5,001,373
Net interest income		$38,356			$36,060
Net interest spread (3)			3.38%			2.97%
Net interest margin (4)			3.60%			3.23%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the quarter ended September 30, 2011 would have been 3.54% compared to a net interest spread of 3.16% for the quarter ended September 30, 2010.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,203,346	$115,831	4.84%	$3,410,648	$122,504	4.81%
Securities:
Taxable	779,585	18,793	3.22%	778,117	24,150	4.15%
Tax-exempt (2)	194,447	5,593	5.13%	205,006	5,979	5.14%
Federal funds sold and other	170,192	1,684	1.43%	173,732	1,636	1.36%
Total interest-earning assets	4,347,570	$141,901	4.43%	4,567,503	$154,269	4.58%
Nonearning assets
Intangible assets	253,806			256,754
Other nonearning assets	225,640			215,492
Total assets	$4,827,016			$5,039,749

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$582,832	$2,765	0.63%	$516,024	$2,593	0.67%
Savings and money market	1,599,737	11,149	0.93%	1,312,209	13,623	1.39%
Time	916,510	10,955	1.60%	1,503,524	22,479	2.00%
Total interest-bearing deposits	3,099,079	24,869	1.07%	3,331,757	38,695	1.55%
Securities sold under agreements to repurchase	168,594	931	0.74%	231,580	1,352	0.78%
Federal Home Loan Bank advances and other borrowings	113,151	1,952	2.31%	150,772	3,249	2.88%
Subordinated debt	97,476	1,977	2.71%	97,476	2,656	3.64%
Total interest-bearing liabilities	3,478,300	29,729	1.14%	3,811,585	45,952	1.61%
Noninterest-bearing deposits	632,075	-	-	511,519	-	-
Total deposits and interest-bearing liabilities	4,110,375	$29,729	0.97%	4,323,104	$45,952	1.42%
Other liabilities	22,332			17,297
Stockholders' equity	694,309			699,348
Total liabilities and stockholders’ equity	$4,827,016			$5,039,749
Net interest income		$112,172			$108,317
Net interest spread (3)			3.29%			2.97%
Net interest margin (4)			3.52%			3.24%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2011 would have been 3.46% compared to a net interest spread of 3.16% for the nine months ended September 30, 2010.

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

For the third quarters of 2011 and 2010, our net interest spread was 3.38% and 2.97%, respectively, while the net interest margin was 3.60% and 3.23%, respectively. For the nine month periods ended September 30, 2011 and 2010, our net interest spread was 3.29% and 2.97%, respectively, while the net interest margin was 3.52% and 3.24%, respectively. The improving net interest margin reflected management’s efforts to maximize earnings by focusing on loan and, particularly, deposit pricing.  We continue to increase our focus on loan pricing.  Loan pricing competition for creditworthy borrowers is becoming more competitive in our markets and limited our ability to increase pricing on new and renewed loans over the last several quarters.  Additionally, lower levels of nonperforming loans positively impacted our net interest margin during the three months and nine months ended September 30, 2011 when compared to the same periods in 2010.  Average nonperforming loans were $57.2 million and $67.9 million for the three and nine months ended September 30, 2011, respectively, which was less than the $110.7 million and $119.4 million, for the three and nine months ended September 30, 2010, respectively.

During the three and nine month periods ended September 30, 2011, total funding rates were less than those rates for the same periods in the prior year by 51 and 45 basis points, respectively.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our savings and money market account balances and concurrently reduced balances of higher cost time deposits and higher-cost wholesale funding.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain stable for the next several quarters.  It is our belief that rates may eventually begin to rise in 2013.  Due to the percentage of variable rate loans with loan floors currently in place, our balance sheet would be considered slightly liability-sensitive.  In order to prepare for a rising rate environment, we continue to emphasize increasing spreads to loan pricing indices so that when rates increase we are in a better position to maintain our margins. We believe our net interest margin should increase during the remainder of this year due to several factors related to pricing adjustments primarily for deposits.  Offsetting the positive impact of any initiative we deploy to enhance our net interest margin will be the ongoing negative impact of nonperforming assets.  We believe margin expansion into 2012 will be challenging due to increased pricing competition for quality loan opportunities and an anticipated flattening of the yield curve.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 2.57% at December 31, 2010 to 2.31% at September 30, 2011.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2011.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $3.6 million and $4.8 million for the three months ended September 30, 2011 and 2010, respectively, and $16.4 million and $48.5 million for the nine months ended September 30, 2011 and 2010, respectively. Provision expense for the three and nine month periods ended September 30, 2011 has decreased as compared to the same periods in prior year, primarily due to a reduction in both net charge-offs and in the overall amount of the allowance for loan losses. Based on our current loan pipeline, we anticipate provision expense will increase due to anticipated loan growth in the fourth quarter 2011 as compared to the third quarter of 2011.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods.  Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from investment services and the origination of mortgage loans and gains and losses on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended		2011-2010	Nine months ended		2011-2010
	September 30,		Percent	September 30,		Percent
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,362	$2,444	(3.4%)	$6,953	$7,239	(4.0%)
Investment services	1,699	1,234	37.7%	4,844	3,786	27.9%
Insurance sales commissions	1,002	954	5.0%	3,055	2,957	3.3%
Gains on loans sold, net	1,295	1,310	(1.2%)	2,694	2,734	1.5%
Net gain on sale of investment securities	377	-	0.0%	828	2,624	(68.4%)
Trust fees	754	726	3.9%	2,253	2,377	(5.2%)
Other noninterest income:
ATM and other consumer fees	1,731	1,380	25.4%	4,741	3,979	19.2%
Bank-owned life insurance	296	313	(5.4%)	874	678	28.9%
Other noninterest income	564	232	143.1%	1,970	1,275	54.5%
Total other noninterest income	2,591	1,925	34.6%	7,585	5,932	27.9%
Total noninterest income	$10,080	$8,594	17.3%	$28,213	$27,649	2.0%

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

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At September 30, 2011, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $988 million in brokerage assets held with Raymond James Financial Services, Inc. compared to $966 million at September 30, 2010.  Insurance commissions were approximately $3.1 million in the first three quarters of 2011 and approximately $3.0 million in the first three quarters of 2010.  Additionally, at September 30, 2011, our trust department was receiving fees on approximately $607.7 million in assets compared to $647 million at September 30, 2010.

Gains on loans sold, net consists of fees from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

During the third quarter ended September 30, 2011, Pinnacle Financial realized approximately $377,000 in net gains from the sale of $107.3 million of available-for-sale securities. Sales during the third quarter of 2011 consisted of two primary groups: securities identified as other-than-temporarily-impaired in the second quarter of 2011, which had previously been marked-to-market as of June 30, 2011, and mortgage-backed securities in which the pre-payment frequency was expected to accelerate due to the mortgage refinancing expected due to lower rates.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized in the first three quarters of 2011 have increased as compared to the same periods in the prior year due to increased check card usage.  Based on the recent changes under the Dodd-Frank Act, we expect income from check card and interchange fees to decline over time. While we are exempt from the cap on debit interchange fees because of our current asset size, we believe that there is the potential for downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $296,000 and $874,000 for the three and nine months ended September 30, 2011, respectively, compared to $313,000 and $678,000 in the same periods in prior year.  Pinnacle has not had any additional investments in bank-owned life insurance policies during 2011.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended		2011-2010	Nine months ended		2011-2010
	September 30,		Percent	September 30,		Percent
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Cash salaries	$10,690	$11,277	(5.2%)	$32,620	$33,928	(3.9%)
Commissions	1,057	716	47.6%	3,070	2,099	46.2%
Annual cash incentives	3,065	-	-	6,657	-
Employee benefits and other	4,203	4,076	3.1%	13,115	12,894	1.2%
Total salaries and employee benefits	19,015	16,069	18.3%	55,462	48,921	13.4%
Occupancy	2,572	2,761	(6.8%)	7,636	8,469	(9.8%)
Equipment	1,823	1,889	(3.5%)	5,598	5,907	(5.3%)
Communications	375	362	3.6%	1,085	1,072	1.1%
Internet banking	172	219	(21.5%)	690	641	7.6%
Other real estate expense	5,079	8,522	(40.4%)	13,239	21,336	(38.0%)
Marketing and business development	751	748	0.4%	2,271	2,296	(1.1%)
Postage and supplies	509	636	(20.0%)	1,544	2,071	(25.4%)
Amortization of intangibles	716	744	(3.8%)	2,147	2,236	(4.0%)
Other noninterest expense
Deposit related expense	2,020	3,318	(39.1%)	7,471	9,409	(20.6%)
Lending related expense	689	515	33.8%	1,498	1,780	(15.8%)
Investment sales expense	57	76	(25.0%)	206	259	(20. 5%)
Total trust expense	84	81	3.7%	265	255	3.9%
Administrative and other	1,813	1,834	(1.1%)	5,620	5,779	(2.8%)
Total other noninterest expense	4,663	5,824	(19.9%)	15,060	17,483	(13.9%)
Total noninterest expense	$35,675	$37,774	(5.6%)	$104,733	$110,432	(5.2%)

Total salaries and employee benefits expense increased $2.9 million and $6.5 million or 18.3% and 13.4%, respectively over the three and nine month periods in the prior year.

The increase in salaries and employee benefits expense is primarily related to incentive compensation costs for the three and nine months period ended September 30, 2011 as compared to the same periods in prior years. We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our salary-based employees have historically participated in our annual cash incentive plan. Under the plan, the targeted level of incentive payments requires us to achieve a certain soundness threshold and a targeted level of pre-tax earnings. To the extent that actual pre-tax earnings are above or below targeted amount, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances that were not anticipated when the parameters were established and maximize the benefit of the awards to our firm and to the associates.  We currently believe that our performance for fiscal 2011 will be in line with our targeted performance levels under our annual incentive plan which will result in increased incentive costs in 2011 as compared to 2010, in which no incentives were accrued because our performance objectives were not met.  At September 30, 2011, our financial results include an accrual of the potential amount in excess of target payout of our incentive compensation plan to participating associates. As a result of our participation in the CPP, our named executive officers do not participate in the annual cash incentive plan.

Additionally, included in employee benefits and other expense for the three months ended September 30, 2011 and 2010, were approximately $1.4 million and $1 million, respectively, and for the nine months ended September 30, 2011 and 2010, were approximately $3.9 million and $3.1 million, respectively, of compensation expenses related to stock options, restricted share awards and salary stock units.

Equipment and occupancy expenses for the three and nine months ended September 30, 2011 were 5.5% and 6.7% less than in the same periods in the prior year.  These decreases are attributable to the consolidation of our corporate offices in our new central location which was completed in the second quarter of 2010.  In the third quarter of 2011, we converted two of our Middle Tennessee offices to drive-thru facilities only and on September 30, 2011, we closed one branch in the Middle Tennessee market.  We expect further branch expansion in the Knoxville MSA beginning in 2012.

At September 30, 2011, we had $45.5 million in other real estate owned compared to $59.6 million at December 31, 2010.  Other real estate expense was $5.1 million and $13.2 million for the three and nine months ended September 30, 2011 compared to $8.5 million and $21.3 million, respectively, for the same periods in the prior year.  Approximately $9.0 million and $14.9 million of the other real estate expense incurred during the nine months ended September 30, 2011 and 2010, respectively, were realized losses on dispositions and holding losses on valuations of OREO properties.

Until we are able to significantly reduce the absolute level of our other real estate portfolio, other real estate expense will likely remain elevated and fluctuate for the next several quarters depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

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

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $2.9 million per year for the next seven years with lesser amounts for the remaining amortization period.  Additionally, in connection with our acquisition of Beach and Gentry in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to $27,000 and $81,000 for the three and nine month periods ended September 30, 2011 and $28,000 and $85,000 for the same periods in the prior year, respectively.

Total other noninterest expenses decreased to $4.7 million or by 19.9% in the third quarter of 2011 when compared to 2010 and decreased to $15.1 million or by 13.9% for the nine month period ended September 30, 2011.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments and decreased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 73.7% for the third quarter of 2011 compared to 84.6% in the third quarter 2010 and 74.6% for the first nine months of 2011 compared to 81.2% in 2010. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio was adversely impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes.  During the three and nine months ended September 30, 2011, Pinnacle Financial recorded income tax benefit of $17.0 million and $16.7 million, respectively, as a result of the reversal of the beginning of year valuation allowance.  Pinnacle Financial's effective tax rate differs from the Federal income tax statutory rate of 35% primarily due to the reversal. Pursuant to ASC 740, Income Taxes, at September 30, 2011, we have a remaining valuation allowance of $1.4 million recorded against its net deferred tax asset that will be released during the fourth quarter of 2011 to achieve a consistent effective tax rate of zero for all of 2011. Beginning in 2012, we expect our effective tax rate to range between 29% and 32%.

Preferred stock dividends and preferred stock discount accretion.  Net income (loss) available for common stockholders was reduced by $1.2 million and $3.6 million, respectively, in each of the three and nine month periods ended September 30, 2011 and 2010 for preferred stock dividends.  Accretion on preferred stock discount associated with the preferred securities of $350,000 and $328,000 was reflected for the three months ended September 30, 2011 and 2010, respectively, and $983,000 and $992,000 for the nine months ended September 30, 2011 and 2010, respectively.

Financial Condition

Our consolidated balance sheet at September 30, 2011 reflects an increase in total loans outstanding to $3.241 billion at September 30, 2011 compared to $3.212 billion at December 31, 2010. Total deposits decreased by $120.4 million between December 31, 2010 and September 30, 2011.  Total assets were $4.87 billion at September 30, 2011 compared to $4.91 billion at December 31, 2010.

Loans.  The composition of loans at September 30, 2011 and at December 31, 2010 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,087,333	33.5%	$1,094,615	34.1%
Consumer real estate – mortgage	711,994	22.0%	705,487	22.0%
Construction and land development	278,660	8.6%	331,261	10.3%
Commercial and industrial	1,095,037	33.8%	1,012,091	31.5%
Consumer and other	68,125	2.1%	68,986	2.1%
Total loans	$3,241,149	100.0%	$3,212,440	100.0%

The primary changes within the composition of our loan portfolio at September 30, 2011 as compared to December 31, 2010 are the reduced percentage of the construction and land development loans and the increased percentage of the commercial and industrial loans in our portfolio.  The decrease in the construction and land development loans is primarily due to our decision to reduce our exposure to this particular segment.  Our continued reduction of these type loans will likely restrain our loan growth in the future in comparison to historical periods.  The increase in the commercial and industrial loans is primarily due to an increase in loan demand specifically in this loan segment. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At September 30, 2011, approximately 51% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  We continue to consider commercial real estate mortgage products to be desirable.

The following table classifies our fixed and variable rate loans at September 30, 2011 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2011			Percentage
	Fixed	Variable		At September 30,	At December 31,
	Rates	Rates	Totals	2011	2010
Based on contractual maturity:
Due within one year	$217,653	$731,758	$949,411	29.3%	35.7%
Due in one year to five years	696,720	767,036	1,463,756	45.2%	47.1%
Due after five years	242,899	585,083	827,982	25.5%	21.3%
Totals	$1,157,272	$2,083,877	$3,241,149	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,069,889	$1,069,889	33.0%	36.6%
Due within one year	217,653	818,354	1,036,007	32.0%	30.3%
Due in one year to five years	696,720	186,746	883,466	27.2%	30.3%
Due after five years	242,899	8,887	251,787	7.8%	2.8%
Totals	$1,157,272	$2,083,877	$3,241,149	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $866 million of our daily floating rate loan portfolio and on approximately $476 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.94% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.46%.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at September 30, 2011 and December 31, 2010 (dollars in thousands):

	At September 30, 2011
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2010

Lessors of nonresidential buildings	$436,819	$52,176	$488,995	$502,268
Lessors of residential buildings	152,935	24,297	177,232	132,668
Land subdividers	110,473	16,532	127,005	144,550

We also acquire certain loans from other banks.  At September 30, 2011, we had acquired approximately $136.7 million of commercial loans from other banks.  Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms.

Performing Loans in Past Due Status.  The following table is a summary of our performing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
Performing loans past due 30 to 89 days:	2011	2010
Commercial real estate – mortgage	$1,516	$1,964
Consumer real estate – mortgage	3,318	3,544
Construction and land development	396	2,157
Commercial and industrial	1,534	1,636
Consumer and other	438	152
Total performing loans past due 30 to 89 days	$7,202	$9,453

Performing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	991	-
Construction and land development	-	38
Commercial and industrial	920	100
Consumer and other	-	-
Total performing loans past due 90 days or more	$1,911	$138

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	0.22%	0.29%
Performing loans past due 90 days or more as a percentage of total loans	0.06%	0.01%
Total performing loans in past due status as a percentage of total loans	0.28%	0.30%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $131.0 million or 4.0% of total loans at September 30, 2011 compared to $223.1 million or 7.0% of total loans at December 31, 2010.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.   The decrease in potential problem loans from December 31, 2010 was caused primarily by upgrades in the commercial and industrial and residential construction loans category.

Non-Performing Assets and Troubled Debt Restructurings.  At September 30, 2011, we had $100.1 million in nonperforming assets compared to $140.5 million at December 31, 2010.  Included in nonperforming assets were $54.6 million in nonperforming loans and $45.5 million in other real estate owned at September 30, 2011 and $80.9 million in nonperforming loans and $59.6 million in other real estate assets at December 31, 2010.   At September 30, 2011 and December 31, 2010, there were $18.2 million and $20.5 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain in a performing status.

We have dedicated experienced credit administration resources to the residential construction and residential development portfolios by assigning senior executives and bankers to these portfolios.  These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on underperforming assets.  Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term.  We reappraise real estate-related nonperforming assets to ascertain appropriate valuations, and we continue to systematically review these valuations as new data is received. We maintain current appraisals on nonperforming real estate loans and OREO with a maximum age of 9 months.

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

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  If on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above and are classified as impaired loans.  Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.  At September 30, 2011 and December 31, 2010, there were $18.2 million and $20.5 million, respectively, of troubled debt restructurings that remain in a performing status.

The following table is a summary of our nonperforming assets and troubled debt restructurings at September 30, 2011 and December 31, 2010 (in thousands):

	At December 31, 2010	Increases (3)	Decreases (4)	At September 30, 2011
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$12,542	12,885	16,136	$9,291
Consumer real estate – mortgage	9,035	15,571	13,476	11,130
Construction and land development	43,514	14,294	36,406	21,402
Commercial and industrial	14,740	17,765	20,285	12,220
Consumer and other	1,032	825	1,260	597
Total nonperforming loans (2)	80,863	61,340	87,563	54,640
Other real estate owned	59,608	26,025	40,133	45,500
Total nonperforming assets	140,471	87,365	127,696	100,140
Troubled debt restructurings:
Commercial real estate – mortgage	16,129	26	4,267	11,888
Consumer real estate – mortgage	561	3,156	564	3,153
Construction and land development	-	-	-	-
Commercial and industrial	3,778	3,145	3,779	3,146
Consumer and other	-	-	-	-
Total troubled debt restructurings:	20,468	6,327	8,608	18,187
Total nonperforming assets and troubled debt restructurings	$160,939	93,692	136,304	$118,327

Ratios:
Nonperforming loans to total loans	2.52%			1.69%
Nonperforming assets to total loans plus other real estate owned	4.29%			3.05%
Nonperforming loans plus troubled debt restructurings to total loans and other real estate owned	3.10%			2.22%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle National Tier I capital and allowance for loan losses	75.4%			46.5%

(1)
Nonperforming loans exclude loans that have been restructured and remain on accruing status.  These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)
Approximately $25.5 million and $33.2 million as of September 30, 2011 and December 31, 2010, respectively, of nonperforming loans included above are currently performing pursuant to their contractual terms.

(3)
Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the nine months ended September 30, 2011.  Increases in other real estate owned represent the value of properties that have been foreclosed upon during the first three quarters of 2011.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the nine months ended September 30, 2011.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)
Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the nine months ended September 30, 2011.  Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.  Decreases in troubled debt restructurings are those loans which were previously restructured whereby the borrower has satisfactorily performed in accordance with the restructured terms.

At September 30, 2011, we owned $45.5 million in real estate which we had acquired (usually through foreclosure) from borrowers, compared to $59.6 million at December 31, 2010, all of which is located within our principal markets.  We segment our other real estate owned into four categories: new home construction, developed lots, undeveloped land, and other.  Included in the other category are primarily condos, office buildings and existing homes.  The following table shows the classification of our other real estate owned (dollars in thousands):

	September 30,	December 31,
	2011	2010
New home construction	$7,520	$10,370
Developed lots	4,827	14,037
Undeveloped land	24,348	18,675
Other	8,805	16,526
	$45,500	$59,608

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of September 30, 2011 and December 31, 2010, our allowance for loan losses was $74.9 million and $82.6 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of September 30, 2011 and December 31, 2010 and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$20,788	33.5%	$19,252	34.1%
Consumer real estate - mortgage	10,274	22.0%	9,898	22.0%
Construction and land development	12,714	8.6%	19,122	10.3%
Commercial and industrial	21,095	33.8%	21,426	31.5%
Consumer and other	1,181	2.1%	1,874	2.1%
Unallocated	8,819	NA	11,003	NA
Total allowance for loan losses	$74,871	100.0%	$82,575	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2011 and for the year ended December 31, 2010 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months ended September 30, 2011	Year ended December 31, 2010
Balance at beginning of period	$82,575	$91,959
Provision for loan losses	16,359	53,695
Charged-off loans:
Commercial real estate – mortgage	(2,735)	(9,041)
Consumer real estate – mortgage	(4,275)	(6,769)
Construction and land development	(6,861)	(27,526)
Commercial and industrial	(12,367)	(23,555)
Consumer and other loans	(963)	(652)
Total charged-off loans	(27,201)	(67,543)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	118	343
Consumer real estate – mortgage	401	377
Construction and land development	1,286	2,618
Commercial and industrial	1,219	874
Consumer and other loans	114	252
Total recoveries of previously charged-off loans	3,138	4,464
Net charge-offs	(24,063)	(63,079)
Balance at end of period	$74,871	$82,575
Ratio of allowance for loan losses to total loans outstanding at end of period	2.31%	2.57%
Ratio of net charge-offs to average total loans by category (1)
Commercial real estate – mortgage	0.32%	0.79%
Consumer real estate – mortgage	0.73%	0.87%
Construction and land development	2.49%	5.82%
Commercial and industrial	1.41%	2.18%
Consumer and other loans	1.66%	0.50%
Ratio of net charge-offs to average total loans outstanding for the period (1)	1.00%	1.96%

(1)	Net charge-offs for the nine months ended September 30, 2011 have been annualized.

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

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $940 million and $1.0 billion at September 30, 2011 and December 31, 2010, respectively.   Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.  A summary of our investment portfolio at September 30, 2011 and December 31, 2010 follows:

	September 30, 2011	December 31, 2010
Weighted average life	4.19	4.09
Effective duration	2.73	3.74
Weighted average coupon	4.29%	4.36%
Tax equivalent yield	3.54%	3.75%

Deposits and Other Borrowings. We had approximately $3.71 billion of deposits at September 30, 2011 compared to $3.83 billion at December 31, 2010.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $129.0 million at September 30, 2011 and $146.3 million at December 31, 2010.   Additionally, at September 30, 2011, we had borrowed $161.1 million in advances from the Federal Home Loan Bank of Cincinnati compared to $121.4 million at December 31, 2010.
At September 30, 2011, Pinnacle National also has approximately $94.0 million in availability with the Federal Home Loan Bank of Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,		December 31,
	2011	Percent	2010	Percent
Core funding:
Noninterest-bearing deposit accounts	$722,694	17.6%	$586,517	14.0%
Interest-bearing demand accounts	577,683	14.1%	573,670	13.7%
Savings and money market accounts	1,554,859	37.9%	1,596,306	38.0%
Time deposit accounts less than $250,000 (1)	533,456	13.01%	669,078	15.9%
Total core funding	3,388,692	82.6%	3,425,571	81.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating time deposits (2)	115,669	2.8%	188,510	4.5%
Other time deposits greater than $250,000	133,789	3.3%	204,747	4.9%
Securities sold under agreements to repurchase	128,954	3.2%	146,294	3.5%
Total relationship based non-core funding	378,412	9.2%	539,551	12.9%
Wholesale funding:
Public fund time deposits	75,000	1.8%	-	0.0%
Brokered deposits	-	0.0%	14,229	0.3%
Federal Home Loan Bank advances	161,106	3.9%	121,393	2.9%
Subordinated debt – Pinnacle National	15,000	0.4%	15,000	0.4%
Subordinated debt – Pinnacle Financial	82,476	2.0%	82,476	1.9%
Total wholesale funding	333,582	8.1%	233,098	5.5%
Total non-core funding	711,994	17.4%	772,649	18.4%
Totals	$4,100,686	100.0%	$4,198,220	100.0%

(1)
As of September 30, 2011, Pinnacle Financial updated the definition of core funding to include time deposits issued in denominations up to and including $250,000.  Previously, Pinnacle Financial excluded all time deposits greater than $100,000 from core funding. The December 31, 2010 balances shown above have been recast from the presentation shown on Form 10-K for the year ended December 31, 2010, to reflect the change in our definition of core-funding.

(2)
The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At September 30, 2011 and December 31, 2010, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 81.6% at December 31, 2010 to 82.6% at September 30, 2011.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of September 30, 2011 amounted to $857.4 million.  The following table shows our time deposits, including brokered time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (dollars in thousands):

	Balances	Weighted Avg. Rate
Denominations $250,000 and less
Three months or less	$216,185	0.93%
Over three but less than six months	167,644	1.15%
Over six but less than twelve months	172,007	1.16%
Over twelve months	95,454	1.93%
	651,290	1.19%
Denomination greater than $250,000
Three months or less	120,249	1.74%
Over three but less than six months	30,445	1.69%
Over six but less than twelve months	32,807	1.34%
Over twelve months	22,623	1.98%
	206,124	1.69%
Totals	$857,414	1.31%

Subordinated debt and other borrowings.  On December 29, 2003, we established PNFP Statutory Trust I; on September 15, 2005 we established PNFP Statutory Trust II; on September 7, 2006 we established PNFP Statutory Trust III and on October 31, 2007 we established PNFP Statutory Trust IV (Trust I; Trust II; Trust III, Trust IV or collectively, the Trusts).  All are wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities for $310,000; $619,000; $619,000, and $928,000, respectively.  The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (Trust Preferred Securities) in the aggregate amount of $10,000,000 for Trust I;  $20,000,000 for Trust II; $20,000,000 for Trust III, and $30,000,000 for Trust IV and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At September 30, 2011, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.150% at September 30, 2011) which is set each quarter and matures on December 30, 2033.  The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (1.769% at September 30, 2011) which is set each quarter and matures on September 30, 2035.  The Trust III Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (2.019% at September 30, 2011) which is set each quarter and matures on September 30, 2036.  The Trust IV Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (3.197% at September 30, 2011) which is set each quarter and matures on September 30, 2037.

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

The Subordinated Debentures are unsecured; bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities; and mature on the same dates as those noted above for the Trust Preferred Securities.  Interest is payable quarterly.  We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity.  During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares and preferred shares,will be restricted.

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

On August 5, 2008, Pinnacle National also entered into a $15 million subordinated term loan with a regional bank.  The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at September 30, 2011, $9.0 million qualified as Tier II capital for regulatory capital purposes.  The portion that qualifies as Tier II capital will decrease by $3 million at August 2012, 2013 and 2014.

Capital Resources.  At September 30, 2011 and December 31, 2010, our stockholders’ equity amounted to $724.4 million and $677.5 million, respectively, an increase of approximately $46.9 million.  Substantially all of this increase is attributable to our comprehensive net income in the first three quarters of 2011.

In the first quarter of 2010, Pinnacle National agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets (leverage) ratio, of 8% and a minimum total capital to risk-weighted assets ratio of 12%. At September 30, 2011, Pinnacle National’s Tier 1 risk-based capital ratio was 12.3%, our total risk-based capital ratio was 13.8% and our leverage ratio was 10.2% compared to 11.8%, 13.4% and 9.2% at December 31, 2010, respectively.

At September 30, 2011, Pinnacle Financial’s Tier 1 risk-based capital ratio was 14.4%, total risk-based capital ratio was 15.9% and its leverage ratio was 11.9% compared to 13.8%, 15.4% and 10.7% at December 31, 2010, respectively.

Dividends.  Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. However, given the losses experienced by Pinnacle National during 2009 and 2010, Pinnacle National may not, without the prior approval of the OCC, pay any dividends to Pinnacle Financial until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses.  Accordingly, until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which totaled approximately $62 million as of September 30, 2011.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank before making such dividend and subordinated debt payments.  To date all such quarterly payments have been approved by the Federal Reserve Bank.

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

•
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling.  Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.  To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates.  For changes up or down in rates from management’s flat interest rate forecast over the next twelve months, limits in the decline in net interest income are as follows:

•	-15.5% for a gradual change of 400 basis points; -31.0% for an instantaneous change of 400 basis points
•	-10.5% for a gradual change of 300 basis points; -21.0% for an instantaneous change of 300 basis points
•	-6.5% for a gradual change of 200 basis points; -13.0% for an instantaneous change of 300 basis points
•	-3.0% for a gradual change of 100 basis points; -6.0% for an instantaneous change of 100 basis points

•
Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes.  Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.  To help limit interest rate risk, we have a guideline stating that for an instantaneous 400 basis point change in interest rates up or down, the economic value of equity should not decrease by more than 40 percent from the base case; for a 300 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 10 percent.

At September 30, 2011, our model results indicated that we were in compliance with the policies noted above at September 30, 2011 and that our balance sheet is slightly liability-sensitive. Liability-sensitivity implies that our liabilities will reprice faster than our assets.  Absent any other asset liability strategies, an interest rate increase could cause a short-term slow-down in the advancement of our net interest margin. This liability sensitivity is primarily attributable to the increase in loan rate floors that will remain constant during the initial stages of rising rates.  We continue to seek opportunities to reduce the cost of funds in our certificate of deposit portfolio thus helping to increase the short and mid range net interest margin forecast.  Deposit rates for our core deposit base are difficult to lower as we have achieved, for many deposit products, embedded floors, which basically means that we either are near a zero interest rate level or competitive pressures do not allow for meaningful decreases.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  Beginning in 2007, we entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2011 and 2010, we had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $338,000 and $406,000 at September 30, 2011 and December 31, 2010, respectively.  Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At September 30, 2011, Pinnacle National had received advances from the FHLB totaling $160.8 million at the following rates and maturities (dollars in thousands):

	Amount	Interest Rates(1)
2012	$50,000	0.14%
2013	-	NA
2014	75,000	1.86%
2015	-	NA
Thereafter	35,768	2.03%
Total	$160,768
Weighted average interest rate		1.37%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects the rates in effect as of September 30, 2011.

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregates $110 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at September 30, 2011, or during the quarter then ended under such agreements.  Pinnacle National also has approximately $840 million in available Federal Reserve discount window lines.

At September 30, 2011, and excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit compared to $14.2 million at December 31, 2010.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2010 and the first three quarters of 2011 and anticipate that these deposits will represent an insignificant percentage of our total funding in 2011 as we seek to maintain a higher level of core deposits.

At September 30, 2011, we had no significant commitments for capital expenditures.  Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At September 30, 2011, we had outstanding standby letters of credit of $82.4 million and unfunded loan commitments outstanding of $839.2 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

 Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-8, Intangibles—Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for Pinnacle Financial beginning January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. Pinnacle Financial will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011.  This adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for Pinnacle Financial in its first quarter of fiscal 2012 and will be applied prospectively. Pinnacle Financial is currently evaluating the impact of ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 50 through 52 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	-	-	-	-
August 1, 2011 to August 30, 2011	1,973	$11.82	-	-
September 1, 2011 to September 30, 2011	-	-	-	-
Total	1,973	$11.82	-	-

(1)
  During the quarter ended September 30, 2011, 9,330 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 1,973 shares to satisfy tax withholding requirements for these associates.

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

PINNACLE FINANCIAL PARTNERS, INC.

October 31, 2011	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

October 31, 2011	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer