Form 10-K
period 2011-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2012-03-02
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter:  $531,158,696 as of June 30, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 34,607,034 shares of common stock as of February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held April 17, 2012, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” ”should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low, short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA (“the Nashville MSA”) and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the ability to attract additional financial advisors or to attract customers from other financial institutions and conversely, the inability to realize the economic benefits of newly hired financial advisors; (xiv) the impact of governmental restrictions on and discretionary regulatory authority over entities participating in the Capital Purchase Program (the “CPP”) of the U.S. Department of the Treasury (the “U.S. Treasury”); (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements or to secure any required regulatory approvals for capital actions, including redemption of the remaining preferred shares sold to the U.S. Treasury that are outstanding; and, (xvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” below.  Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the firm,” “Pinnacle Financial Partners,” “Pinnacle” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank” and its other subsidiaries.  References herein to the fiscal years 2007, 2008, 2009, 2010 and 2011 mean our fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is the second-largest bank holding company headquartered in Tennessee, with $4.9 billion in assets as of December 31, 2011.  Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle National and owns 100% of the capital stock of Pinnacle National.  The firm started operations on October 27, 2000, with one office in Nashville, Tennessee, and has since grown to 32 offices, including 29 in eight Middle Tennessee counties.  The firm also has three offices in Knoxville, Tennessee, the state’s third-largest banking market.

The firm operates as a community bank primarily in the urban markets of Nashville and Knoxville, Tennessee.  As an urban community bank, Pinnacle Financial provides the personalized service most often associated with small community banks, while seeking to offer the sophisticated products and services, such as investments and treasury management, more typically offered by large regional and national banks.   This approach has enabled Pinnacle Financial to attract clients from the regional and national banks in the Nashville and Knoxville MSAs.  As a result, Pinnacle has grown to the fourth largest market share in the Nashville MSA and to the seventh largest market share in the Knoxville MSA.

Competitive Conditions

The Nashville MSA banking market is very competitive, with 63 financial institutions with over $37.9 billion in deposits in the market as of June 30, 2011, up from approximately $37.2 billion at June 30, 2010 according to FDIC data.  As of June 30, 2011, approximately 63.8% of this deposit base was controlled by seven large, multi-state banks headquartered outside of Nashville, consisting of the following: Bank of America (headquartered in Charlotte, North Carolina), Regions Financial (headquartered in Birmingham, Alabama), SunTrust (headquartered in Atlanta, Georgia), First Horizon (headquartered in Memphis, Tennessee), Wells Fargo (headquartered in San Francisco, CA), Fifth Third (headquartered in Cinncinnati, OH), and US Bank National Association (headquartered in Minneapolis, MN).  According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), Bank of America, US Bank National Association (including the acquired First Union) and SunTrust (including the acquired National Bank of Commerce) declined from approximately 68.9% to 63.8% between June 30, 2001 and June 30, 2011.  Pinnacle, on the other hand, after only eleven years of operations, now holds the No. 4 market share position in the Nashville MSA at June 30, 2011 with 9.0% of the market, immediately behind the top three out-of-state banks.

The Knoxville MSA banking market is also very competitive, with 44 financial institutions with over $13.7 billion in deposits in the market as of June 30, 2011.  According to FDIC data, bank and thrift deposits in the Knoxville MSA grew from approximately $12.6 billion at June 30, 2010 to more than $13.7 billion at June 30, 2011.  As of June 30, 2011, approximately 61.6% of this deposit base was controlled by four large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon, SunTrust, Regions Financial, and BB&T (headquartered in Winston-Salem, North Carolina).  According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of First Horizon, Regions Financial, BB&T (including the acquired BankFirst) and SunTrust declined from 65.7% to 61.6% between June 30, 2001 and June 30, 2011. At June 30, 2007, shortly after Pinnacle Financial first opened a location in Knoxville, the collective market share of deposits in the Knoxville MSA for the same four competitors was 63.4%.  A significant portion of the decline in market share for the top four competitors has occurred since Pinnacle Financial established a presence in the Knoxville MSA.

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

Employees

As of February 15, 2012, we employed 742.5 full-time equivalent associates.  We believe these associates are Pinnacle’s most important asset. We consider our relationship with our associates to be excellent.  This is supported by the fact that for the ninth consecutive year, Pinnacle was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s large companies with more than 100 employees.  The selection is based on an anonymously conducted survey of associates.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities.  We compete for these loans with competitors who are also well established in the Nashville and Knoxville MSAs.

Pinnacle National’s loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, officers with higher lending authority determine whether to approve any new loan requests or renewals of existing loans.  Loans to insiders require approval of the board, and, beginning in February 2010, extensions of credit to certain adversely classified loans require approval of a loan committee of the board.

Pinnacle National’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle National. In general, however, at December 31, 2011, we were able to loan any one borrower a maximum amount equal to approximately $79.3 million plus an additional $132.1 million, or a total of approximately $211.4 million, for loans that meet certain additional federal collateral guidelines. These legal limits will increase or decrease as our bank subsidiary’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, or for other reasons. In addition to these regulatory limits, Pinnacle National currently imposes upon itself an internal lending limit of $15 million for relationships seeking current credit approval, which is significantly less than the prescribed legal lending limit. Prior to October 2009, our internal lending limit was $22 million.  At that time, we maintained relationships which had aggregate exposure of greater than $15 million.  These relationships have been grand-fathered under the previous guidelines and are not subject to our $15 million limitation.  We currently have 21 relationships greater than our current in-house limit of $15 million with no relationship in excess of $25 million. Our loan policy requires that the executive committee of the board of directors determine whether to approve any increases in exposure for any relationships that exceed this internal limit.

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

Primarily as a result of our acquisitions of Calvary Bancorp in Murfreesboro, TN in 2006 and Mid-America Bancshares in Nashville, TN in 2007, our portfolio includes residential construction and land acquisition and development loans.  The prolonged and continuing weakness in the economy in our market areas has negatively impacted this industry, and many of our borrowers, significantly.

Pinnacle National’s commercial clients borrow for a variety of purposes. The terms of these loans (which include equipment loans and working capital loans) will vary by purpose and by type of any underlying collateral. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle National also makes a variety of commercial real estate loans, including both investment properties and business loans secured by real estate.  We are seeking to decrease our exposure to the residential construction and land acquisition and development components of our portfolio and since December 31, 2008 we have reduced the amount of these loans from $645.4 million to $274.2 million, a decrease of $371.2 million.

Pinnacle National also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit.   In 2012, Pinnacle National also began offering auto dealer finance services to expand our product offering to automobile dealers and their customers. We also began offering Pinnacle-branded consumer credit cards to select clients of our firm. Prior to 2012, we issued credit cards to our customers on behalf of a third party.

Deposit Services

Pinnacle National seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle National has employed a marketing plan in its overall service area primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are residents and businesses located in the Nashville and Knoxville MSAs. Pinnacle National traditionally has obtained these deposits primarily through personal solicitation by its officers and directors, although its use of media advertising has increased in 2011 because of its advertising and banking sponsorship with the Tennessee Titans NFL football team.   In 2009, we began to reduce our reliance on non-core deposits including brokered certificates of deposits and public funds.  At December 31, 2011, we had no brokered deposits.

Pinnacle National also offers its targeted commercial clients a comprehensive array of treasury management services as well as remote deposit services, which allow electronic deposits to be made from the client’s place of business.

Investment, Trust and Insurance Services

Pinnacle National contracts with Raymond James Financial Services, Inc. (RJFS), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle National’s locations through Pinnacle National employees that are also RJFS employees. RJFS is a subsidiary of Raymond James Financial, Inc.

Pinnacle National offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle National’s clients in achieving their financial objectives consistent with their risk tolerances. Pinnacle National’s suite of investment products include:

● Mutual Funds;	● Fixed Annuities;
● Variable Annuities;	● Stocks;
● Money Market Instruments;	● Financial Planning;
● U.S. Treasury Securities;	● Asset Management Accounts; and
● Bonds;	● Listed Options.

All of the financial products listed above are offered by RJFS from Pinnacle National’s main office and its other offices. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle National’s general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs.  Pursuant to its contract with us, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle National.  Additionally, Pinnacle National has developed its own compliance-monitoring program in an effort to further ensure that Pinnacle National personnel deliver these products in a manner consistent with the various regulations governing such activities.

Pinnacle National receives a percentage of commission credits and fees generated by the program. Pinnacle National remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs.

Pinnacle National also maintains a trust department which provides fiduciary and investment management services for individual and commercial clients.  Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody.  Pinnacle Advisory Services, Inc., a registered investment advisor, provides investment advisory services to its clients.  Additionally, Miller Loughry Beach Insurance Services, Inc., an insurance agency subsidiary of Pinnacle National, provides insurance products, particularly in the property and casualty area, to its clients.

Other Banking Services

Given client demand for increased convenience in accessing banking and investment services, Pinnacle National also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle National is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle National, in contrast to many of its regional competitors, reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network, providing greater convenience as compared to these competitors. Pinnacle National does not charge an annual or monthly fee for use of this ATM network.

OTHER INFORMATION

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

We have also posted our Corporate Governance Guidelines, our Luxury Expenditure Policy, our Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.pnfp.com.  Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201.

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial’s and Pinnacle National’s operations.  These laws and regulations are generally intended to protect depositors and borrowers, not stockholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2012. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like Pinnacle National. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact Pinnacle Financial either because of exemptions for institutions below a certain asset size or because of the nature of  Pinnacle Financial’s operations. Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact Pinnacle National and Pinnacle Financial include:

●
Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

●
Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

●	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

●
Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

●	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption.

●	Limiting the debit interchange fees that certain financial institutions are permitted to charge.

●
Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

●
Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies, although Pinnacle Financial’s currently outstanding trust preferred securities (but not new issuances) will continue to qualify as Tier 1 capital.

●
Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

●	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

●	Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on Pinnacle Financial or the financial industry is difficult to predict before such regulations are adopted.

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

●
Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

●	Acquiring all or substantially all of the assets of any bank; or

●	Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned; the effectiveness of the company in combatting money laundering; the convenience and needs of the communities to be served; and the extent  to which the proposal would result in greater or more concentrated risk to the United States banking or financial system.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

●	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, which is described below, we may engage in activities that are:

●	Financial in nature;

●	Incidental to a financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury); or

●	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally (as determined by the Federal Reserve).

The Gramm-Leach-Bliley Act expressly lists the following activities as financial in nature:

●	Lending, trust and other banking activities;

●	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

●	Providing financial, investment, or advisory services;

●	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

●	Underwriting, dealing in or making a market in securities;

●	Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

●	Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad;

●	Merchant banking through securities or insurance affiliates; and

●	Insurance company portfolio investments.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company Act and the Gramm-Leach-Bliley Act, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.  We have not elected to become a financial holding company as of the date of this report.

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	Factoring accounts receivable;

●	Acquiring or servicing loans;

●	Leasing personal property;

●	Conducting discount securities brokerage activities;

●	Performing selected data processing services;

●	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	Underwriting certain insurance risks of the holding company and its subsidiaries.

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for our bank subsidiary, Pinnacle National, and to commit resources to support Pinnacle National. This support can be required at times when it would not be in the best interest of our stockholders or creditors to provide it. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Pinnacle National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

During the fourth quarter of 2011, Pinnacle Financial repurchased 25% of the preferred shares originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million. Following the partial redemption of preferred shares, 71,250 shares of Series A Preferred stock remain issued and outstanding and held by the U.S. Treasury.

In connection with Pinnacle Financial’s participation in the CPP, Pinnacle Financial agreed to not pay dividends on its common stock for three years following consummation of the U.S. Treasury’s investment and to certain limitations on executive compensation.  For as long as the U.S. Treasury owns any debt or equity securities of Pinnacle Financial issued in connection with the CPP, Pinnacle Financial will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of EESA, as amended by ARRA, and the regulations issued and in effect thereunder as of the closing date of the sale of the preferred shares to the U.S. Treasury, as modified by the U.S. Treasury’s interim final rule related to compensation and corporate governance issued on June 15, 2009 (the IFR). This means that, among other things, while the U.S. Treasury owns debt or equity securities issued by Pinnacle Financial in connection with the CPP, Pinnacle Financial must:

●	Ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of Pinnacle Financial;

●
Implement a required clawback of any bonus or incentive compensation paid to Pinnacle Financial’s senior executive officers and next twenty most highly compensated employees based on materially inaccurate financial statements or any other materially inaccurate performance metric and such employees may not receive any gross up or reimbursement of taxes owed on any compensation;

●	Not make any bonus, incentive or retention payment to any of Pinnacle Financial’s five most highly compensated employees, except as permitted under the IFR;

●	Not make any “golden parachute payment” (as defined in the IFR) to any of Pinnacle Financial’s senior executive officers or five next most highly compensated employees; and

●	Not deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of Pinnacle Financial’s senior executive officers.

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

FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and  include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. In addition, non-interest bearing deposit transaction accounts have unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

Under Federal Reserve guidelines, the minimum ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. The preferred stock that Pinnacle Financial sold to the U.S. Treasury in connection with the CPP and the trust preferred securities previously issued by Pinnacle Financial each qualifies as Tier 1 capital, and as described below will continue to qualify as Tier 1 capital under the Dodd-Frank Act. Under Federal Reserve guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  For a holding company to be considered “well-capitalized,” it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. At this time, we do not know whether Basel III, as implemented in the United States will be applicable to us and Pinnacle National.

The Federal Reserve has recently adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the Federal Reserve annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital Ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%.

The OCC has adopted regulations requiring national banks to meet minimum ratios for leverage capital to assets and total capital to risk-based assets. The minimum leverage capital ratio is generally 4% and the minimum total risk based capital ratio is 8%. The OCC can require individual banks to maintain higher minimum ratios, and in the first quarter of 2010, the OCC established a minimum leverage capital ratio for Pinnacle National of 8% and a minimum total capital to net based assets ratio of 12%. In the fourth quarter of 2011, the OCC lifted this individual minimum capital requirement on Pinnacle National although it remains as an internal policy.

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

Under OCC regulations, a national bank is “well capitalized” if it has a leverage capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 6% or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A national bank is considered “adequately capitalized” if it has a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

National banks are required to be ‘well capitalized” in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.  As of December 31, 2011, Pinnacle National would be considered “well-capitalized” by the OCC.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, Pinnacle Financial’s trust preferred securities and preferred stock issued to the U.S. Treasury through the CPP will continue to qualify as Tier 1 capital.

At December 31, 2011, Pinnacle National’s Tier 1 risk-based capital ratio was 12.5%, its total risk-based capital ratio was 14.0% and its leverage ratio was 10.3%, compared to 11.8%, 13.4 % and 9.2% at December 31, 2010, respectively.  More information concerning our, and Pinnacle National’s, regulatory ratios at December 31, 2011 is included in Note 20 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Payment of Dividends

We are a legal entity separate and distinct from Pinnacle National. Since inception, Pinnacle Financial has not paid dividends to its common stockholders. Over time, the principal source of our cash flow, including cash flow to pay dividends to our holders of trust preferred securities, holders of the Series A preferred stock we issued to the U.S. Treasury in connection with the CPP and any potential dividends we may ultimately pay to common stock stockholders, will be dividends that Pinnacle National pays to us as its sole stockholder. Under Tennessee law, we are not permitted to pay dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and Pinnacle National’s current and prospective capital, liquidity, and other needs.

In addition to the limitations on our ability to pay dividends under Tennessee law, our ability to pay dividends on our common stock has also been limited by our participation in the CPP and by certain statutory or regulatory limitations.  Prior to December 12, 2011, the consent of the U.S. Treasury was required before we could declare or pay any dividend or make any distribution on our common stock. After December 12, 2011, we are no longer prohibited from paying dividends on our common stock without the consent of the U.S. Treasury; however, to pay common dividends, we must be current in the payment of quarterly dividends on the Series A preferred stock.  Additionally, we have informally committed to the Federal Reserve Bank of Atlanta, that we will not pay dividends on our preferred stock, including our Series A preferred stock, trust preferred securities or common stock without the prior consent of the Federal Reserve Bank of Atlanta. Generally, the Federal Reserve indicates that holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

Statutory and regulatory limitations also apply to Pinnacle National’s payment of dividends to us.  Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus.  As of January 1, 2012, Pinnacle National could pay dividends to us of $20.8 million. However, we have informally committed to the Federal Reserve Bank of Atlanta that we will not pay any dividends to Pinnacle Financial from Pinnacle National without their prior consent. During 2011, Pinnacle National did not pay dividends to Pinnacle Financial. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Until such time as it receives dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances which amounted to approximately $36.5 million at December 31, 2011.

The payment of dividends by Pinnacle National and us may also be affected by other factors, such as the requirement to maintain adequate capital above statutorily mandated guidelines, or more restrictive requirements imposed on Pinnacle National or us by our regulators. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Capital Adequacy” above.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle National are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

●	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;

●	A bank’s investment in affiliates;

●	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

●	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

●	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

●	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Pinnacle National is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

●	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against “money laundering” activities;

●	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

Pinnacle National’s deposit operations are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●
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

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions.  The ultimate impact of the Dodd-Frank Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of EESA, AARA and the Dodd-Frank Act and the significant amount of regulations that have been issued in 2010 and 2011 and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, requires that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. As a result, we incurred significant losses in 2009 and the first half of 2010 and have continued to experience reduced earnings since that period as compared to our historical level of performance. These challenges resulted primarily from provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions began to stabilize in our markets in the second half of 2010 and throughout 2011 and we began to refocus our efforts on growing our earning assets, we believe that we will continue to experience a somewhat, albeit less, challenging economic environment in 2012. Accordingly, we expect that our results of operations will continue to be negatively impacted by economic conditions, including reduced loan demand, in 2012. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Although we have made meaningful progress over the last two years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle National’s portfolio was approximately 8.3% of total loans at December 31, 2011. These loans make up approximately 27.1% of our non-performing loans at December 31, 2011. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. The continued depression in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

At December 31, 2011, we had significant credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries continue to experience adversity as a result of the continued sluggish economic conditions, and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with us, or have suffered loan downgrades which has negatively impacted our results of operations. If the economic environment in our markets does not improve significantly in 2012 or beyond, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2011, our commercial and industrial loans accounted for almost 34.8% of our total loans up from 31.5% at December 31, 2010. Additionally, approximately, 17.7% of our loans at December 31, 2011 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2012. During periods of economic weakness like those we are currently experiencing, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our loan, deposit and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Nashville and Knoxville MSAs remained sluggish during 2011, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2012 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

If  loan customers with significant loan balances fail to repay their loans, our earnings and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. We maintain an allowance for loan losses to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we utilize estimates  based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

We have increased levels of other real estate owned, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we have acted to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. As levels of other real estate owned increase and also as local real estate values decline, these charges will increase, negatively impacting our results of operations.

The effectiveness of our asset management activities are critical to our ability to improve, resolve or liquidate nonperforming loans and other real estate owned and thereby reduce loan losses and other real estate expense.

Over the last several years, we have undertaken various initiatives to enhance our credit review, loan administration and special asset management and administration procedures, and believe that these enhancements have begun to reduce the levels of our problem and potential problem assets.  However, continued improvement is dependent to a degree on the market conditions and other factors beyond our control and if we are unable to successfully manage our problem and potential problem assets in a timely matter, we could experience materially increased loan losses and other real estate expense.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact.  We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

We may not be able to continue to expand into the Knoxville MSA in the time frame and at the levels that we currently expect.

In order to continue our expansion into the Knoxville MSA, we will be required to hire additional associates and expand our branch network. We cannot assure you that we will be able to hire the number of experienced associates that we need to successfully execute our strategy in the Knoxville MSA, nor can we assure you that the associates we hire will be able to successfully execute our growth strategy in that market. Additionally, we are required to seek OCC approval prior to the construction of any new branch facility, which cannot be assured.  Because we seek to hire experienced associates, the compensation cost associated with these individuals may be higher than that of other financial institutions of similar size in the market. If we are unable to grow our loan portfolio at planned rates or slow our growth in the Knoxville MSA, the increased compensation expense of these experienced associates may negatively impact our results of operations. Because there will be a period of time before we are able to fully deploy our resources in the Knoxville MSA, our start up costs, including the cost of our associates and our branch expansion, will negatively impact our results of operations.

If we are unable to redeem the remaining outstanding shares of our Series A preferred stock prior to December 12, 2013, the dividend rate payable by us on those shares increases to 9% per annum.

The dividend rate on our Series A preferred stock is currently 5% per annum and will remain 5% per annum until the five year anniversary of the issuance date of those shares.  Thereafter, the dividend rate increases to 9% per annum.  While we believe that we will be able to redeem the remaining outstanding shares of Series A preferred stock prior to the dividend rate increasing, we must receive the approval of the Federal Reserve Bank of Atlanta in order to do so.  While we believe that we will be able to redeem the remaining outstanding shares of Series A preferred stock with minimal or no dilution to our common shareholders, the Federal Reserve Bank of Atlanta may require us to increase our common equity capital in connection with granting its required approval.  If we are required to sell additional shares of common stock to raise additional equity capital in connection with the redemption of shares of our Series A preferred stock that remain outstanding, we may have to sell these shares of common stock at prices below the then current market price of those shares, diluting the ownership interest of our then common shareholders.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

We, and Pinnacle National, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of strength to Pinnacle National. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. We have informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before incurring new debt, repurchasing stock, paying interest on subordinated debt or paying dividends on our common or preferred stock. This repayment and any failure to obtain such approval, could adversely affect our access to the capital markets or ability to obtain funding. Pinnacle National will be required to obtain regulatory approval in order to pay dividends to us unless the amount of such dividends does not exceed its retained net profits for that year plus the preceding two years. Failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.

Certain of our deposits and other funding sources may be volatile and impact our liquidity.

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

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2012 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio as prepayments continue to escalate.  As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2012 and beyond.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2011, our goodwill and other identifiable intangible assets totaled approximately $251.9 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle National to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

We have a significant deferred tax asset and cannot assure you that it will be fully realized.

We had net deferred tax assets of $15.8 million as of December 31, 2011. There is no valuation allowance against our federal net deferred tax assets as of December 31, 2011 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

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

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville market. We have also been able to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel could negatively impact our growth and future growth because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

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

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. However, during the current credit crisis, we have seen both the number of cases and our expenses related to those cases increase. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders.

In order to maintain our or Pinnacle National’s capital at desired or regulatory-required levels or to replace existing capital such as our preferred stock, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute stockholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions, which would also dilute stockholder ownership.

Even though our common stock is currently traded on the Nasdaq Stock Market’s Global Select Market, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges.  Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.

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

Provisions in our corporate documents, as well as certain federal and state regulations, may make it difficult and expensive to pursue a tender offer, change in control or takeover attempt that our board of directors opposes. As a result, our stockholders may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. Anti-takeover provisions contained in our charter also will make it more difficult for an outside stockholder to remove our current board of directors or management.

Holders of Pinnacle Financial’s bank indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s stockholders.

Pinnacle Financial has supported its continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2011, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial’s shares of common stock and preferred stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on its preferred stock, or common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock and preferred stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to cease paying dividends on our preferred stock and to defer distributions on our junior subordinated debentures.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. Recent bank and thrift closures have depleted the Deposit Insurance Fund, and we were assessed a special assessment in the second quarter of 2009 and were required to prepay our risk based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 in the fourth quarter of 2009. It is possible that our assessments may increase in the future. Any future assessment increases could negatively impact our results of operations. Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered in Congress.  We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

ITEM 3.  LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is party arise from time to time in the normal course of business. Except as described below, as of the date hereof, there are no material pending legal proceedings to which Pinnacle Financial or any of its subsidiaries is a party or of which any of its or its subsidiaries’ properties are subject.

During the fourth quarter, a customer of Pinnacle National’s filed a punative class action lawsuit (styled John Higgins, et al. v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle National and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle National’s customers within the State of Tennessee alleging that Pinnacle National’s method of ordering debit card transactions had caused customers of Pinnacle National to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment and unconscionability. The plaintiff is seeking, among other remedies, an award of unspecified compensatory, pre-judgment interest, costs and attorneys’ fees.  On January 17, 2012, Pinnacle Financial and Pinnacle National filed a motion to dismiss the complaint.  As of December 31, 2011, the Company cannot reasonably estimate the probability of a potential loss, if any, associated with this litigation and intends to contest this matter vigorously.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “PNFP” and has traded on that market since July 3, 2006. The following table shows the high and low closing sales price information for Pinnacle Financial’s common stock for each quarter in 2011 and 2010 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2011:
First quarter	$16.60	$13.55
Second quarter	16.82	14.15
Third quarter	16.21	10.52
Fourth quarter	16.65	10.28
2010:
First quarter	$16.88	$13.10
Second quarter	18.93	11.81
Third quarter	14.33	8.51
Fourth quarter	13.74	9.27

As of February 24, 2012, Pinnacle Financial had approximately 3,579 stockholders of record.

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

Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2011 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	-	-	-	-
November 1, 2011 to November 30, 2011	-	-	-	-
December 1, 2011 to December 31, 2011	11,838	$16.41	-	-
Total	11,838	$16.41	-	-

(1)
On December 30, 2011, we issued 54,526 shares of our common stock to certain of our executive officers in settlement of salary stock units that had been issued to these individuals throughout 2011.  We withheld 11,838 of these shares to satisfy tax withholding requirements related to this issuance.

ITEM 6.  SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007(1)
	($ in 000s except per share data)
Statement of Financial Condition Data (as of December 31):
Total assets	$4,863,951	$4,909,004	$5,128,811	$4,754,075	$3,794,170
Loans, net of unearned income	3,291,351	3,212,440	3,563,382	3,354,907	2,749,641
Allowance for loan losses	73,975	82,575	91,959	36,484	28,470
Total securities	897,292	1,018,637	937,555	849,781	522,685
Goodwill, core deposit and other intangible assets	251,919	254,795	257,793	261,032	260,900
Deposits and securities sold under agreements to repurchase	3,785,931	3,979,352	4,099,064	3,717,544	3,081,390
Advances from FHLB and other borrowings	226,069	121,393	212,655	273,609	141,666
Subordinated debt	97,476	97,476	97,476	97,476	82,476
Stockholders’ equity	710,145	677,457	701,020	627,298	466,610

Statement of Operations Data:
Interest income	$188,347	$203,348	$205,716	$206,082	$150,931
Interest expense	36,882	58,975	74,925	91,867	75,219
Net interest income	151,465	144,373	130,791	114,215	75,712
Provision for loan losses	21,798	53,695	116,758	11,214	4,720
Net interest income after provision for loan losses	129,667	90,678	14,033	103,001	70,992
Noninterest income	37,940	36,315	39,651	34,718	22,521
Noninterest expense	139,107	146,883	118,577	94,478	60,480
Income (loss) before income taxes	28,500	(19,890)	(64,893)	43,241	33,033
Income tax (benefit) expense	(15,238)	4,410	(29,393)	12,367	9,992
Net income (loss)	43,737	(24,300)	(35,500)	30,874	23,041
Preferred dividends and accretion on common stock warrants	6,664	6,142	5,930	309	-
Net income (loss) available to common stockholders	$37,073	$(30,442)	$(41,430)	$30,565	$23,041

Per Share Data:
Earnings (loss) per share available to common stockholders – basic	$1.11	$(0.93)	$(1.46)	$1.34	$1.43
Weighted average common shares outstanding – basic	33,420,015	32,789,871	28,395,618	22,793,699	16,100,076
Earnings (loss) per common share available to common stockholders – diluted	$1.09	$(0.93)	$(1.46)	$1.27	$1.34
Weighted average common shares outstanding – diluted	34,060,228	32,789,871	28,395,618	24,053,972	17,255,543
Book value per common share	$18.56	$17.22	$18.41	$22.40	$20.96
Common shares outstanding at end of period	34,354,960	33,870,380	33,029,719	23,762,124	22,264,817

Performance Ratios and Other Data:
Return on average assets	0.77%	(0.61%)	(0.82%)	0.74%	0.96%
Return on average stockholders’ equity	5.27%	(4.37%)	(6.10%)	6.13%	8.34%
Net interest margin (2)	3.55%	3.25%	2.93%	3.17%	3.55%
Net interest spread (3)	3.33%	2.99%	2.64%	2.78%	2.88%
Noninterest income to average assets	0.78%	0.72%	0.79%	0.84%	0.94%
Noninterest expense to average assets	2.88%	2.93%	2.34%	2.30%	2.53%
Efficiency ratio (4)	73.45%	81.29%	69.57%	63.43%	61.57%
Average loan to average deposit ratio	86.76%	87.64%	94.51%	97.70%	94.88%
Average interest-earning assets to average interest-bearing liabilities	125.84%	120.27%	117.52%	115.27%	119.46%
Average equity to average total assets ratio	14.6%	13.90%	13.55%	12.15%	11.56%

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	154.6%	102.1%	73.7%	335.95%	144.69%
Allowance for loan losses to total loans	2.25%	2.57%	2.58%	1.09%	1.04%
Nonperforming assets to total assets	1.80%	2.86%	3.01%	0.61%	0.56%
Nonperforming assets to total loans and other real estate	2.66%	4.29%	4.29%	0.86%	0.78%
Net loan charge-offs to average loans	0.94%	1.96%	1.71%	0.11%	0.06%

Capital Ratios (Pinnacle Financial):
Leverage (5)	11.4%	10.7%	10.7%	10.5%	11.6%
Tier 1 risk-based capital	13.8%	13.8%	13.1%	12.1%	9.5%
Total risk-based capital	15.3%	15.4%	14.8%	13.5%	10.4%

(1)
Information for 2007 fiscal year includes the post-merger operations of Mid-America, which Pinnacle Financial merged with on November 30, 2007 and reflects approximately 6.7 million shares of Pinnacle Financial common stock issued in connection with the merger.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2011 and 2010 and our results of operations for each of the years in the three-year period ended December 31, 2011.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  During 2011, our focus has been to build our core earnings capacity and to aggressively deal with troubled assets.   Our fully diluted net income for the year ended December 31, 2011 was $1.09 per common share available to common stockholders compared to fully diluted net loss per common share available to common stockholders of $0.93 and $1.46 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2011, net loans totaled $3.291 billion, as compared to $3.212 billion at December 31, 2010, while total deposits decreased slightly to $3.654 billion at December 31, 2011 from $3.833 billion at December 31, 2010.

Results of operations.  Our net interest income increased to $151.5 million for 2011 compared to $144.4 million for 2010 and $130.8 million for 2009.   The net interest margin (the ratio of net interest income to average earning assets) for 2011 was 3.55% compared to 3.25% for 2010 and 2.93% for 2009.  Our net interest margin was impacted favorably in all three years by our decreased dependency on wholesale funding and an increased effort to reduce to our cost of funds.  Growth within our lower cost money market account balances and a decrease within our time deposits also favorably impacted our net interest margin.

Impacting the provision for loan losses in any accounting period are several matters including the change in outstanding loan balances during the period, the level of charge-offs during the period, the changes in the amount of impaired loans, changes in the risk ratings assigned to our loans, results of regulatory examinations, credit quality comparison to peer banks and the industry at large, and, ultimately, the results of our quarterly assessment of the inherent risks of our loan portfolio including past loan loss experience. The economic downturn and excess supply forced degradation in the local real estate market; that deterioration impacted the amount of charge-offs, impaired loans, risk rating downgrades and assessment of risk inherent in the loan portfolio particularly in 2009 and 2010. Our 2009 provisioning expense was also negatively impacted by a single charge-off of a large, $21.55 million loan to a Georgia bank holding company as a result of the receivership of its bank subsidiary.

Our provision for loan losses was $21.8 million for 2011 compared to $53.7 million in 2010 and $116.8 million in 2009.  Our net charge-offs were $30.4 million during 2011 compared to $63.1 million in 2010 and $61.3 million in 2009.  During 2011, we decreased our allowance for loan losses as a percentage of loans from 2.57% at December 31, 2010 to 2.25% at December 31, 2011 primarily due to the ongoing resolution of non-performing loans, the reduction of our construction and development portfolio and overall improvements in the asset quality of our loan portfolio during 2011.

Noninterest income for 2011 compared to 2010 increased by $1.6 million, or 4.5%. This growth was primarily attributable to increased production in our fee-based products such as investments, insurance and trust as well as our mortgage origination business. Noninterest income for 2010 compared to 2009 decreased by $3.3 million, or 8.4%, which was primarily attributable to substantially higher gains on the sale of investment securities for the year ended 2009 as compared to 2010.

Noninterest expense for 2011 compared to 2010 decreased by $7.8 million, or 5.3%, primarily due to decreased other real estate owned expenses which decreased by $11.8 million over the 2010 levels. The decrease in other real estate owned expense was partially offset by salaries and employee benefits expense which increased by $9.8 million.  The increase in salaries and benefits was primarily attributable to incentive compensation earned in 2011 and the payment of stock-settled salary stock units to our executive officers. The remaining decrease in noninterest expense is attributable to a reduction in various administrative expenses such as FDIC assessments, insurance, and franchise taxes and other expenses.  Noninterest expense for 2010 compared to 2009 increased by $28.3 million, or 23.9%, primarily due to increased other real estate owned expenses which increased by $15.0 million over the 2009 levels, and increased salaries and employee benefits expense which increased by $7.9 million. The increase in salary expense between 2009 and 2010 was largely due to new personnel hired to resolve problem assets and increased health insurance costs.  The number of full-time equivalent employees decreased from 777 at December 31, 2009 to 769 at December 31, 2010.  There were 747 full-time equivalent employees at December 31, 2011.

Income tax benefit for 2011 was $15.2 million compared to income tax expense of $4.4 million in 2010 and income tax benefit of $29.4 million in 2009.  The effective income tax benefit for the year ended December 31, 2011 was approximately 53.5%, compared to an income tax rate of 22.2% for the year ended December 31, 2010.  For the years ended December 31, 2011 and 2010, our income tax expense rate was principally impacted by the reversal of the deferred tax valuation allowance in the third quarter of 2011 which had been initially established during the second quarter of 2010.  We realized an effective income tax expense rate of 45.3% for the year ended December 31, 2009.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 73.5% in 2011 compared to 81.3% in 2010 and 69.6% in 2009.  Our efficiency ratio was negatively impacted by other real estate owned expenses and other costs related to the management and collection of troubled loans.

Net income available to common stockholders for 2011 was $37.1 million compared to $30.4 million and $41.4 million in net loss available to common stockholders in 2010 and 2009, respectively.  Fully-diluted net income per common share available to common stockholders was $1.09 for 2011 compared to fully-diluted net loss per common share available to common stockholders of $0.93 for 2010 and $1.46 for 2009.  Included in net income available to common stockholders for the year ended December 31, 2011 was approximately $4.6 million and $2.1 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Treasury’s CPP, as compared to $4.8 million and $1.3 million, respectively, for the year ended December 31, 2010 and $4.8 million and $1.1 million, respectively, for the year ended December 31, 2009. The increased charges associated with the accretion of the preferred stock discount in fiscal 2011 over fiscal 2010 were the result of our redemption of 23,750 shares of Series A preferred stock on December 28, 2011.

Financial Condition.

Our loan balances increased by $78.9 million during 2011 compared to a decrease of $350.9 million in 2010.  The increase in our outstanding loan balances was offset in part by the continued resolution of non-performing loans, specifically loans within the construction and development portfolio. We reduced our construction and development portfolio by $57.0 million during 2011 and $194.0 million in 2010.  We continue to focus on the timely resolution of nonperforming assets.

Total deposits decreased from $3.833 billion at December 31, 2010 to $3.654 billion at December 31, 2011.  Within our deposits, the ratio of core funding to total deposits increased from 81.6% at December 31, 2010 to 83.8% at December 31, 2011.  The increase in our core funding percentage contributed significantly to our improved cost of funds during 2011. Additionally, we reduced our brokered deposit balance from $14.2 million at December 31, 2010 to zero at December 31, 2011.  This reduction was largely due to the efforts of our sales force.  We have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract additional loans and deposits by new and existing small-and middle-market clients as our economy continues to recover.

Capital and Liquidity.  At December 31, 2011 and 2010, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements.  Additionally, we believe our bank would be considered to be “well-capitalized” pursuant to banking regulations at these dates.  Our bank may require additional capital from us over that which can be earned through operations.   To support the capital needs of Pinnacle National, at December 31, 2011, we had approximately $36.5 million of cash and cash equivalents at the holding company. Additionally, we would continue to use various capital raising techniques in order to support the capital needs of our bank, if necessary.

During the fourth quarter of 2008, we further increased our capital through our participation in the CPP, issuing 95,000 shares of Series A preferred stock for $95 million.  Additionally, we issued warrants to acquire 534,910 shares of our common stock to the U.S. Treasury. The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance.  The common stock warrants were assigned a fair value of $6.7 million, as of December 12, 2008.  The resulting $88.3 million was assigned to the Series A preferred stock issued in the CPP and will be accreted up to the redemption amount of $95 million prior to the redemption of the Series A preferred stock. During the fourth quarter of 2011, we repurchased 25% of the shares of Series A preferred stock originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million. This partial redemption was financed from available cash resources of the Company.  Following the partial redemption of the 23,750 shares of Series A preferred stock, 71,250 shares of Series A preferred stock remain issued and outstanding and held by the U.S. Treasury.

Approximately $4.5 million of the discount recorded on the preferred stock has been accreted as a reduction to net income available to common stockholders through December 31, 2011, including the acceleration of the remaining preferred stock discount associated with the shares we redeemed on December 28, 2011.  The remaining discount is $2.2 million at December 31, 2011.  This discount will be accreted as a reduction to net income available to common stockholders over the next two years at approximately $1.1 million per year unless we receive permission from our regulators to redeem the remaining shares of the Series A preferred stock at which time the remaining balance of the discount associated with such redeemed shares will be reflected as a reduction to net income available to common stockholders.

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

Pinnacle National is a national bank chartered under the Federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC.  In January 2010, Pinnacle National informally agreed to an OCC requirement that it maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%.  During the fourth quarter of 2011, the OCC lifted this individual minimum capital requirement although it remains as an internal policy.  At December 31, 2011, Pinnacle National had a 13.8% Tier 1 capital to average assets ratio and a 15.3% total capital to risk-weighted assets ratio.  Information concerning our and Pinnacle National’s regulatory ratios at December 31, 2011 is included in Note 20 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables.  The ASC 450-20 analysis is intended to quantify the inherent risk in our performing loan portfolio.  The component of the allowance generated by ASC 310-10-35 is the result of a loan-by-loan analysis of loans that have been specifically identified as impaired or troubled.

The ASC 450-20 component of the allowance for loan losses begins with a process of estimating the probable losses based on our internal system of risk ratings and historical loss data for our risk rated portfolio.  Prior to 2010, because of Pinnacle Financial’s limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of our own historical migration analysis of all loans that were charged-off during the prior eight quarters.  The look-back period in our migration analysis was extended in 2011 to eleven quarters to continue to include the losses incurred by Pinnacle Financial in the second quarter of 2009. In this current economic environment, we believed the extension of our look-back period in our migration analysis was appropriate due to the risks inherent in our loan portfolio.  Absent the extension, the early cycle periods in which we experienced significant losses would have been excluded from the determination of the allowance for loan losses.  This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. The results of the migration analysis are then compared to other industry factors to determine the loss allocation rates for the risk rated loan portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

The allowance allocation for non risk-rated portfolios is based on consideration of our actual historical loss rates and industry loss rates for those particular segments. Non risk-rated loans are evaluated as a group by category rather than on a individual loan basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the non risk-rated loan portfolio and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all loan segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.

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

The second component of the allowance for loan losses is determined pursuant to ASC 310-10-35.  Loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  Loan losses are charged off when management believes that the full collectability of the loan is unlikely.  A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount).  The impairment is recognized through the provision for loan losses and is a component of the allowance.  Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate or if the loan is collateral dependent, the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement.  The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

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

Other Real Estate Owned. Other real estate owned (OREO), consists of properties obtained through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value based on appraised value, less selling costs estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers. At December 31, 2011, the average age of our other real estate owned appraisals was 4.53 months. Any net gains or losses on disposal realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last three years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of credit losses, we entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome and accordingly, we established a valuation allowance against the net deferred tax asset at June 30, 2010. Subsequently, Pinnacle Financial reported several linked-quarters with increasing profitability, demonstrated an improved ability to produce reliable projections, and realized an improvement in overall asset quality and related credit metrics. Due to these factors, other positive trends, and the relatively short period of time in which we forecast we will be able to exit a three-year cumulative tax loss position and utilize our net deferred tax asset, we determined during the quarter ended September 30, 2011 that we had sufficient objective positive evidence to reverse the beginning of the year deferred tax valuation allowance at September 30, 2011.  At December 31, 2011, we do not have a deferred tax valuation allowance.

Impairment of Intangible Assets.  Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. There are no such assets to be disposed of at December 31, 2011.

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

•
Guideline Publicly Traded Company Method – This method considers the implied value of Pinnacle Financial by comparing Pinnacle Financial to a select peer group of public companies and their current market capitalizations, adjusted for differences between the companies.  This value is then increased by a control premium which is supported by expected cost savings, or synergies, that could be realized by a market participant.  To develop the control premium assumptions, management performed a detailed analysis of expenses that would be eliminated by a future acquirer based on a likely management/operational structure that would be established by the acquiring entity.  The synergies were identified based on our historical experience realized in previous acquisitions and known redundancies that could be eliminated in a merger scenario.  The resulting control premium utilized in Step 1 testing was corroborated by current period acquisitions.

•
Guideline Merged/Acquired Company Method –This method considers the amount an acquiring company might be willing to pay to gain control of Pinnacle Financial based on multiples of tangible book value paid by acquirers in recent merger and acquisition transactions.

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

We performed our annual evaluation of goodwill impairment as of September 30, 2011.  The September 30, 2011 closing price for our common stock was less than our carrying value per share of our assets and liabilities at September 30, 2011.  However, using the September 30, 2011, closing stock price of $10.94 and a control premium estimate calculated in accordance with the methodology discussed above, the fair value of Pinnacle Financial’s assets and liabilities exceeded the carrying value of our assets and liabilities by approximately 3% and, as a result, Step 1 of the goodwill impairment test was met, and we determined that further testing for impairment was not required.  For each dollar increase in our common stock price and resulting market cap, the excess of fair value over carrying value increases by approximately 5% of total equity.  Our closing stock price was $16.15 at December 31, 2011 which exceeded our September 30, 2011 closing price providing further evidence of no impairment of goodwill.  Our common stock at September 30, 2011 and December 31, 2011 was trading at levels higher than those that were utilized in our impairment testing as of September 30, 2010.  At September 30, 2010, Pinnacle Financial performed a Step 2 assessment which resulted in no impairment.  Based on the results of these analyses, we determined that there was no impairment at December 31, 2011.  Should our common stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-8, Intangibles—Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for Pinnacle Financial beginning January 1, 2012. We will not know the impact of the adoption of this pronouncement on our financial position or results of operations as it is not practical to determine its effect until each prospective reporting date and after we have completed the qualitative assessments outlined in this ASU. At this time, we have no reason to believe it will have a significant impact on our financial position or results of operations.

Results of Operations

The following is a summary of our results of operations for 2011, 2010 and 2009 (in thousands except per share data):

	Years ended		2011-2010	Year ended	2010-2009
	December 31,		Percent	December 31,	Percent
	2011	2010	Increase (Decrease)	2009	Increase (Decrease)

Interest income	$188,346	$203,348	(7.4%)	$205,716	(1.2%)
Interest expense	36,882	58,975	(37.5%)	74,925	(21.3%)
Net interest income	151,464	144,373	4.9%	130,791	10.4%
Provision for loan losses	21,798	53,695	(59.4%)	116,758	(54.0%)
Net interest income after provision for loan losses	129,666	90,678	43.0%	14,033	546.2%
Noninterest income	37,940	36,315	4.5%	39,651	(8.4%)
Noninterest expense	139,107	146,883	(5.3%)	118,577	23.9%
Net income (loss) before income taxes	28,499	(19,890)	243.3%	(64,893)	(69.3%)
Income tax expense (benefit)	(15,238)	4,410	445.5%	(29,393)	(115.0%)
Net income (loss)	43,737	(24,300)	280.0%	(35,500)	(31.5%)
Preferred dividends and preferred stock discount accretion	6,665	6,142	8.5%	5,930	3.6%
Net income (loss) available to common stockholders	$37,072	$(30,442)	221.8%	$(41,430)	(26.5%)
Basic net income (loss) per common share available to common stockholders	$1.11	$(0.93)	219.4%	$(1.46)	(36.4%)
Diluted net income (loss) per common share available to common stockholders	$1.09	$(0.93)	217.2%	$(1.46)	(36.4%)

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. For the year ended December 31, 2011, we recorded net interest income of $151,464,000, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.55%.  For the year ended December 31, 2010, we recorded net interest income of $144,373,000, which resulted in a net interest margin of 3.25% for the year.  For the year ended December 31, 2009, we recorded net interest income of $130,791,000, which resulted in a net interest margin of 2.93%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2011 (in thousands):

	2011			2010			2009
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,218,123	$154,749	4.82%	$3,362,024	$162,902	4.85%	$3,525,033	$162,271	4.61%
Securities:
Taxable	768,063	23,972	3.12%	780,643	30,306	3.88%	754,623	35,057	4.65%
Tax-exempt (2)	193,397	7,394	5.10%	205,029	7,917	5.09%	165,702	6,541	5.21%
Federal funds sold and other	167,932	2,232	1.43%	188,091	2,223	1.27%	93,212	1,847	2.16%
Total interest-earning assets	4,347,515	188,347	4.40%	4,535,787	203,348	4.55%	4,538,570	205,716	4.58%
Nonearning assets:
Intangible assets	253,443			256,379			259,483
Other nonearning assets	232,477			221,730			213,681
	$4,833,435			$5,013,896			$5,011,734

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$583,212	$3,522	0.60%	$520,351	3,491	0.67%	$359,774	1,983	0.55%
Savings and money market	1,597,965	13,773	0.86%	1,368,659	18,310	1.34%	884,173	11,049	1.25%
Certificates of deposit	876,864	13,293	1.52%	1,419,358	28,056	1.98%	2,022,196	50,097	2.48%
Total deposits	3,058,041	30,588	1.00%	3,308,368	49,857	1.51%	3,266,143	63,129	1.93%
Securities sold under agreements to repurchase	161,845	1,110	0.69%	222,179	1,750	0.79%	250,435	1,689	0.67%
Federal Home Loan Bank advances and other borrowings	137,466	2,519	1.83%	143,372	4,044	2.82%	247,992	6,106	2.46%
Subordinated debt	97,476	2,665	2.73%	97,476	3,324	3.41%	97,476	4,001	4.10%
Total interest-bearing liabilities	3,454,828	36,882	1.07%	3,771,395	58,975	1.56%	3,862,046	74,925	1.94%
Noninterest-bearing deposits	650,602	-	-	527,673	-	-	463,683	-	-
Total deposits and interest- bearing liabilities	4,105,430	36,882	0.90%	4,299,068	58,975	1.37%	4,325,729	74,925	1.73%
Other liabilities	24,752			17,842			6,968
Stockholders' equity	703,253			696,986			679,037
	$4,833,435			$5,013,896			$5,011,734
Net interest income		$151,465			$144,373			$130,791
Net interest spread (3)			3.33%			2.99%			2.64%
Net interest margin (4)			3.55%			3.25%			2.93%

(1)	Average balances of nonperforming loans are included in average loan balances.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes   the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2011 would have been 3.50% compared to a net interest spread for the years ended December 31, 2010 and 2009 of 3.18% and 2.85%, respectively.

(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

The banking industry uses two key ratios to measure relative profitability of net interest income - the net interest spread and the net interest margin.  The net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is an indication of the profitability of a company’s overall balance sheet management activities and is defined as net interest income as a percentage of total average interest earning assets, which includes the positive effect of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with stockholders’ equity.

For the twelve month periods ended December 31, 2011 and 2010, our net interest spread was 3.33% and 2.99%, respectively, while the net interest margin was 3.55% and 3.25%, respectively. The net interest spread and net interest margin were 2.64% and 2.93%, respectively, for the twelve month period ended December 31, 2009.  The improving net interest margin reflected management’s efforts to maximize earnings by focusing on loan and, particularly, deposit pricing.  During the year ended December 31, 2011, total funding rates were less than those rates for the years ended December 31, 2010 and 2009 by 47 and 83 basis points, respectively.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our savings and money market account balances and concurrently reduced balances of both our higher cost time deposits and higher-cost wholesale funding.

Additionally, lower levels of nonperforming loans positively impacted our net interest margin during the twelve months ended December 31, 2011 when compared to the same period in 2010.  Average nonperforming loans were $63.9 million for the year ended December 31, 2011, which was less than the $108.4 million for the year ended December 31, 2010.  Also, we continue to increase our focus on loan pricing.  Loan pricing competition for creditworthy borrowers is becoming more competitive in our markets and limited our ability to increase pricing on new and renewed loans over the last several quarters.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain stable for an extended period of time.  We believe our net interest margin should increase during 2012 due to several factors related to pricing adjustments primarily for deposits.  We believe margin expansion over the longer term will be challenging due to increased pricing competition for quality loan opportunities and an anticipated flattening of the yield curve.

We believe our net interest income should increase in 2012 compared to 2011 primarily due to an anticipated increased net interest margin and an increased emphasis by our sales force on pursuing quality loans. We anticipate funding these increased loan fundings by focusing on continuing to grow our core deposits, limited wholesale deposit fundings and reducing the size of our investment portfolio in relation to our total assets.

Rate and Volume Analysis. Net interest income increased by $7,091,000 between the years ended December 31, 2010 and 2011 and by $13,582,000 between the years ended December 31, 2009 and 2010.  The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2011 Compared to 2010			2010 Compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(1,153)	$(7,012)	$(8,165)	$8,460	$(7,829)	$631
Securities:
Taxable	(5,925)	(409)	(6,334)	(5,811)	1,060	(4,751)
Tax-exempt	27	(549)	(522)	(199)	1,575	1,376
Federal funds sold	310	(301)	9	(830)	1,206	376
Total interest-earning assets	(6,741)	(8,271)	(15,012)	1,620	(3,988)	(2,368)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(369)	400	31	432	1,076	1,508
Savings and money market	(6,513)	1,975	(4,538)	796	6,465	7,261
Certificates of deposit	(6,538)	(8,224)	(14,762)	(10,111)	(11,930)	(22,041)
Total deposits	(13,420)	(5,849)	(19,269)	(8,883)	(4,389)	(13,272)
Securities sold under agreements to repurchase	(217)	(423)	(640)	301	(240)	61
Federal Home Loan Bank advances and other borrowings	(1,409)	(123)	(1,532)	893	(2,955)	(2,062)
Subordinated debt	(664)	2	(662)	(673)	(4)	(677)
Total interest-bearing liabilities	(15,710)	(6,393)	(22,103)	(8,362)	(7,588)	(15,950)
Net interest income	$8,969	$(1,878)	$7,091	$9,982	$3,600	$13,582

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to approximately $21,798,000, $53,695,000, and $116,758,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Provision expense for year ended December 31, 2011 has decreased as compared to 2010 and 2009, primarily due to a reduction in both net charge-offs and in the overall amount of the allowance for loan losses. Elevated net-charge offs and increased non-performing assets were the primary reasons for the provisioning expense in 2010 and 2009.  Our construction and development loan portfolio contributed to elevated credit costs. This portfolio experienced credit deterioration due to depressed real estate market conditions.  For substantially all construction and development loans, our collateral is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment in full by the borrower becomes increasingly difficult. Our provisioning expense for 2010 as compared to 2009 decreased due to the slowing of non-performing and troubled loan inflows. Also, our 2009 provisioning expense was impacted by a $21.55 million charge-off of a bank holding company loan when the subsidiary bank was placed in receivership by the OCC in the second quarter of 2009 and by an overall increase in the allowance for loan losses as a percentage of loans from 1.08% to 2.58%.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses as a percentage of loans decreased from 2.57% at December 31, 2010 to 2.25% at December 31, 2011.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2011.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

The following is the makeup of our noninterest income for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years ended		2011-2010	Year ended	2010-2009
	December 31,		Percent	December 31,	Percent
	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$9,244	$9,592	(3.63%)	$10,200	(5.96%)
Investment services	6,246	5,050	23.68%	4,181	20.78%
Insurance sales commissions	3,999	3,864	3.49%	4,026	(4.02%)
Trust fees	3,000	2,872	4.46%	2,591	10.85%
Gains on mortgage loans sold, net	4,155	4,086	1.69%	4,929	(17.10%)
Net gain on sale of investment securities	961	2,624	(63.38%)	6,462	(59.39%)
Other noninterest income:
ATM and other consumer fees	6,381	5,373	18.76%	4,510	19.14%
Bank-owned life insurance	1,159	913	27.08%	518	76.06%
Other noninterest income	2,795	1,941	44.00%	2,235	(13.15%)
Total other noninterest income	10,335	8,227	25.62%	7,263	13.27%
Total noninterest income	$37,940	$36,315	4.47%	$39,652	(8.42%)

The decrease in service charges on deposit accounts in 2011 compared to 2010 is primarily related to decreased overdraft protection and insufficient fund charges on individual retail consumer accounts.  Overall, depository fees are down due to recent regulatory changes required of banks and changes in client spending behavior patterns.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At December 31, 2011, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.06 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.04 billion at December 31, 2010.  Insurance commissions were approximately $4.0 million during 2011 compared to $3.9 million during 2010.  Additionally, at December 31, 2011, our trust department was receiving fees on approximately $633 million in assets compared to $693 million at December 31, 2010.

Gains on loans sold consists of fees from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of our mortgage loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

During the year ended December 31, 2011, Pinnacle Financial realized approximately $961,000 in net gains from the sale of $166.4 million of available-for-sale securities. Sales during the year ended 2011 consisted of three primary groups: securities identified as other-than-temporarily-impaired in previous quarters during 2011, which had previously been marked-to-market, mortgage-backed securities in which the pre-payment frequency was expected to accelerate due to the mortgage refinancing expected due to lower rates, and municipal securities that had fallen outside of the parameters of our Asset/Liability policy due to a change in the quality of the security.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized during the year ended December 31, 2011 have increased as compared to the same periods in the prior year due to increased check card usage.  Based on the recent changes under the Dodd-Frank Act, we expect income from check card and interchange fees to decline over time. While we are exempt from the cap on debit interchange fees because of our current asset size, we believe that there may be downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $1,159,000 for the year ended December 31, 2011 compared to $913,000 in the same prior year period.  Pinnacle Financial has not had any additional investments in bank-owned life insurance policies during 2011.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended		2011-2010	Year ended	2010-2009
	December 31,		Percent	December 31,	Percent
	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$43,450	$44,994	(3.43%)	$38,478	16.93%
Commissions	3,992	2,834	40.86%	2,479	14.32%
Incentives	9,389	-	100.00%	45	(100.00%)
Employee benefits and other	17,594	16,801	4.72%	15,708	6.96%
Total salaries and employee benefits	74,425	64,629	15.16%	56,710	13.96%
Equipment and occupancy	19,987	21,077	(5.17%)	18,056	16.73%
Other real estate expense	17,432	29,210	(40.32%)	14,257	104.88%
Marketing and business development	3,303	3,233	2.17%	2,534	27.58%
Postage and supplies	2,121	2,538	(16.43%)	2,929	(13.35%)
Amortization of intangibles	2,863	2,981	(3.96%)	3,185	(6.41%)
Other noninterest expense:
Deposit related expenses	9,330	12,507	(25.40%)	11,492	8.83%
Lending related expenses	1,707	2,175	(21.52%)	1,074	102.51%
Investment sales expense	272	316	(13.92%)	425	(25.65%)
Trust expenses	376	343	9.62%	305	12.46%
Administrative and other expenses	7,291	7,874	(7.4%)	7,610	3.47%
Total other noninterest expense	18,976	23,215	(18.26%)	20,906	11.04%
Total noninterest expense	$139,107	$146,883	(5.29%)	$118,577	23.87%
The increase in total salaries and employee benefits expense for the year ended December 31, 2011 as compared to prior years is primarily related to incentive compensation costs. We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing stockholder value. As a result, and unlike many other financial institutions, all of our salary-based employees have historically participated in our annual cash incentive plan. Under the plan, the targeted level of incentive payments requires us to achieve a certain soundness threshold and a targeted level of pre-tax earnings. To the extent that actual pre-tax earnings are above or below targeted amount, the aggregate incentive payments generally are increased or decreased. Our performance for fiscal 2011 was in line with our targeted performance levels under our annual incentive plan which resulted in increased incentive costs in 2011 as compared to 2010, in which no incentives were accrued because our performance objectives were not met.  As a result of our participation in the CPP, our named executive officers do not participate in the annual cash incentive plan.

We also believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of the Company over an extended period of time and create a stockholder centric culture throughout our Company. Thus, early in our  history we elected to support and provide a broad-based equity inventive plan for all associates. As a result, included in employee benefits and other expense for the years ended December 31, 2011, 2010, and 2009 were approximately $4.4 million, $3.9 million, and $3.3 respectively, of compensation expenses related to stock options and restricted share awards which have been issued to our associates. Also included in employee benefits and other expenses in 2011 was $777,000 in costs related to the salary stock units issued to our senior executives. In connection with these awards, the executive officers received salary stock units throughout the year which were settled in the Company’s common stock on a one-for-one basis at the end of 2011.  We believe that upon our ultimate redemption of all of the preferred shares issued pursuant to the CPP that the Human Resources and Compensation Committee will no longer employ salary stock units as a component of our executive officers’ compensation, as these executive officers will then be eligible to participate in our annual cash incentive plan after the date of the redemption of the preferred shares.

Equipment and occupancy expense for the year ended December 31, 2011 was 5.2 % less than in 2010 and 10.7% greater than in 2009. The decrease from 2010 is attributable to the consolidation of our corporate offices in our new central location which was completed in the second quarter of 2010.  In the third quarter of 2011, we converted two of our Middle Tennessee offices to drive-thru facilities only and on September 30, 2011, we closed one branch in the Middle Tennessee market.  Subsequently, we closed one of the drive-thru facilities as of December 31, 2011. We expect to return to branch expansion in the Knoxville MSA beginning in 2012.   The increase between 2010 and 2009 is primarily attributable to the continued market expansion in the Knoxville MSA, and increased presence in the Nashville MSA since the end of 2009.

Other real estate expense was $17.4 million for the year ended December 31, 2011 compared to $29.2 million and $14.3 million for the years ended December 31, 2010 and 2009, respectively. Approximately $12.8 million, $25.7 million, and $11.9 million of the other real estate expense incurred during the twelve months ended December 31, 2011, 2010 and 2009, respectively, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

Until we are able to significantly reduce the absolute level of our other real estate portfolio, other real estate expense for the next several quarters will likely remain elevated and fluctuate depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

Management’s strategy is to aggressively pursue disposition of nonperforming loans and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets and better position the firm for increased future profitability.  Our disposition strategy generally has been to negotiate sales of foreclosed properties on a property-by-property basis.  We have also utilized both traditional and online auctions. Our strategy is reviewed on an on-going basis and could change in the future.

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $1.0 million per year for the next six years with lesser amounts for the remaining amortization period.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to $109,000 for the year ended December 31, 2011 and $115,000 and $118,000 for the years ended December 31, 2010 and 2009, respectively.

Total other noninterest expenses decreased to $19.0 million or by 18.3% during 2011 when compared to 2010.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments and decreased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 73.5%  in fiscal year 2011 compared to 81.3% in fiscal year 2010. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio was adversely impacted by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes.  During the year ended December 31, 2011, Pinnacle Financial recorded income tax benefit of $15.3 million as a result of the reversal of the beginning of year valuation allowance.  Our effective income tax benefit rate was 53.5% for the year ended December 31, 2011.  Pinnacle Financial's effective income tax benefit rate differs from the Federal income tax statutory rate of 35% primarily due to the reversal of the deferred tax valuation allowance.

Preferred Stock Dividends and Preferred Stock Discount Accretion. Net income (loss) available for common stockholders was reduced (increased) by preferred stock dividends of $4,606,000 in 2011 and $4,816,000 in 2010 and 2009, and the accretion on the preferred stock discount of $2,058,000, $1,326,000, and $1,114,000, for the years ended December 31, 2011, 2010 and 2009, respectively.  On December 12, 2008, we received $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP. The Series A preferred stock we sold the U.S. Treasury pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent thereafter.   During the fourth quarter of 2011, Pinnacle Financial repurchased 25% of the preferred shares originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million. This partial redemption was the cause of the increase in the accretion on the preferred stock discount in 2011 as compared to 2010 and 2009. Following the partial redemption of preferred shares, 71,250 shares of Series A preferred stock remain issued and outstanding and held by the U.S. Treasury.  On June 16, 2009, we issued 8,855,000 shares of common stock through a public offering resulting in net proceeds to us of approximately $109.0 million.  As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with our participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.

Financial Condition

Our consolidated balance sheet at December 31, 2011 reflects an increase of $78.9 million in outstanding loans to $3.29 billion and a decrease of $178.7 million in total deposits to $3.65 billion.  Total assets were $4.86 billion at December 31, 2011 as compared to $4.91 billion at December 31, 2010.

Loans.

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

Underwriting standards are designed to promote relationship banking rather than transactional banking. Our management examines current and projected cash flows to determine the expected ability of a borrower to repay its obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio generally are diverse in terms of type and industry. We believe this diversity helps reduce our exposure to adverse economic events that affect any single industry or type of real estate product. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve.

Although we have substantially reduced the amount of residential construction and development loans in our portfolio, we continue to pursue sound commercial construction and development projects. With respect to commercial construction and development loans we may originate from time to time, we generally require the borrower to have had an existing relationship with us and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (in thousands):

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$1,110,962	33.8%	$1,094,615	34.1%	$1,118,068	31.4%	$963,530	28.7%	$710,546	25.9%
Consumer real estate - Mortgage	695,745	21.1%	705,487	22.0%	756,015	21.2%	675,606	20.1%	539,768	19.6%
Construction and land development	274,248	8.3%	331,261	10.3%	525,271	14.7%	658,799	19.6%	582,959	21.2%
Commercial and industrial	1,145,735	34.8%	1,012,091	31.5%	1,071,444	30.0%	966,563	28.8%	794,419	28.9%
Consumer and other	64,661	2.0%	68,986	2.1%	92,584	2.7%	90,409	2.8%	121,949	4.4%
Total loans	$3,291,351	100.0%	$3,212,440	100.0%	$3,563,382	100.0%	$3,354,907	100.0%	$2,749,641	100.0%

The primary change within the composition of our loan portfolio at December 31, 2011 as compared to previous periods is the percentage of construction and land development loans in our portfolio and a 13.2% increase in our commercial and industrial loans.  The decrease in the construction and land development loans is due in part to our decision to reduce our exposure to this particular segment.  Our continued reduction of these types of loans will likely restrain our loan growth in the future in comparison to historical periods.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  We continue to consider commercial real estate mortgage products to be desirable.  At December 31, 2011, approximately 52% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties.

The following table classifies our fixed and variable rate loans at December 31, 2011 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at December 31, 2011
	Fixed	Variable		At December 31,	At December 31,
	Rates	Rates	Totals	2011	2010
Based on contractual maturity:
Due within one year	$224,216	$729,153	$953,369	29.0%	31.6%
Due in one year to five years	702,950	757,923	1,460,873	44.4%	47.1%
Due after five years	298,473	578,636	877,109	26.6%	21.3%
Totals	$1,225,639	$2,065,712	$3,291,351	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate(*)	$-	$1,066,514	$1,066,514	32.4%	36.6%
Due within one year	224,216	827,408	1,051,624	32.0%	30.3%
Due in one year to five years	702,950	165,552	868,502	26.4%	30.3%
Due after five years	298,473	6,238	304,711	9.3%	2.8%
Totals	$1,225,639	$2,065,712	$3,291,351	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.
(*)Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $1.250 billion of loans which are currently priced at their contractual floors with a weighted average rate of 4.75%. The weighted average contractual rates on these loans is $3.58%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at December 31, 2011 and 2010 (in thousands):

	At December 31, 2011
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2010

Lessors of nonresidential buildings	$454,952	$54,051	$509,003	$502,268
Lessors of residential buildings	150,903	26,511	177,414	132,668
Land subdividers	104,051	15,055	119,106	144,550

The decrease in our credit exposure to land subdividers is primarily due to our focused reduction of the construction and land development portfolio, in which the majority of these loans were included.

We also acquire certain loans from other banks and sell certain loans to other banks.  At December 31, 2011, we had acquired approximately $130.4 million of commercial loans which were originated by other banks and sold approximately $62.2 million of loans to other banks.  Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms or to balance our exposure to a particular borrower or industry.

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due between 30 and 90 days and greater than 90 days as of December 31, 2011 and 2010 (in thousands):

	December 31,	December 31,
Accruing loans past due 30 to 89 days:	2011	2010
Commercial real estate – mortgage	$5,749	$1,964
Consumer real estate – mortgage	2,589	3,544
Construction and land development	1,572	2,157
Commercial and industrial	648	1,636
Consumer and other	526	152
Total accruing loans past due 30 to 90 days	$11,084	$9,453

Accruing loans past due 89 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	254	-
Construction and land development	-	38
Commercial and industrial	604	100
Consumer and other	-	-
Total accruing loans past due 90 days or more	$858	$138

Ratios:
Accruing loans past due 30 to 90 days as a percentage of total loans	0.34%	0.29%
Accruing loans past due 90 days or more as a percentage of total loans	0.03%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.36%	0.30%

Potential Problem Loans.  Potential problem loans, which are not included in nonperforming loans, amounted to approximately $130.4 million, or 3.4% of total loans outstanding at December 31, 2011, compared to $223.1 million, or 7.0% of total loans outstanding at December 31, 2010.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard or worse, but not considered nonperforming loans.  Approximately $6.9 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2011.

Non-Performing Assets  and Troubled Debt Restructurings.  At December 31, 2011, we had $87.6 million in nonperforming assets compared to $140.5 million at December 31, 2010.  Included in nonperforming assets were $47.9 million in nonperforming loans and $39.7 million in other real estate owned at December 31, 2011 and $80.9 million in nonperforming loans and $59.6 million in other real estate owned at December 31, 2010.   At December 31, 2011 and 2010, there were $23.4 million and $20.3 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain in a performing status.

We have dedicated experienced credit administration resources to the residential construction and residential development portfolios by assigning senior executives and bankers to these portfolios.  These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on underperforming assets.  Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term.  We reappraise real estate-related nonperforming assets to ascertain appropriate valuations, and we continue to systematically review these valuations as new data is received. We seek to maintain current appraisals on nonperforming real estate loans and other real estate owned with a maximum age of nine months.

All nonaccruing loans are reviewed by and, in many cases, reassigned to a special assets officer who was not responsible for originating the loan.  If the loan is reassigned, the special assets officer is responsible for developing an action plan designed to minimize our future losses.  Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel.  The special assets officer then recommends an action plan to a committee of directors and/or senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  These loans are considered troubled debt restructurings. If on nonaccruing status as of the date of restructuring, any restructured loan is included in the nonperforming loan balances noted above and is classified as an impaired loan.  Loans that have been restructured that were performing in accordance with the loan’s restructured terms as of the restructure date are not included in nonperforming loans.  At December 31, 2011 and December 31, 2010, there were $23.4 million and $20.3 million, respectively, of troubled debt restructurings that remain in a performing status.

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2011 and 2010 (in thousands):

	At December 31, 2010	Increases (3)	Decreases (4)	At December 31, 2011
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$12,542	$16,390	$(18,970)	$9,962
Consumer real estate – mortgage	9,035	22,497	(19,045)	12,487
Construction and land development	43,514	15,417	(45,966)	12,965
Commercial and industrial	14,740	25,791	(28,641)	11,890
Consumer and other	1,032	930	(1,411)	551
Total nonperforming loans (2)	80,863	81,025	(114,033)	47,855
Other real estate owned	59,608	33,916	(53,810)	39,714
Total nonperforming assets	140,471	114,941	(167,843)	87,569
Troubled debt restructurings:
Commercial real estate – mortgage	16,129	3,681	(4,432)	15,378
Consumer real estate – mortgage	561	6,745	(1,433)	5,873
Construction and land development	-	77	-	77
Commercial and industrial	3,778	3,961	(5,895)	1,844
Consumer and other	-	242	-	242
Total troubled debt restructurings:	20,468	14,706	(11,760)	23,414
Total nonperforming assets and troubled debt restructurings	$160,939	129,647	(179,603)	$110,983

Ratios:
Nonperforming loans to total loans	2.52%			1.45%
Nonperforming assets to total loans plus other real estate owned	4.29%			2.75%
Nonperforming loans plus troubled debt restructurings to total loans and other real estate owned	3.10%			2.23%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle National Tier I capital and allowance for loan losses	75.4%			44.2%

(1)
Nonperforming loans exclude loans that have been restructured and remain on accruing status.  These loans are not considered to be nonperforming if they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)
Approximately $25.5 million and $33.2 million as of December 31, 2011 and December 31, 2010, respectively, of nonperforming loans included above are currently performing pursuant to their contractual terms.  If a loan does not have a substantiated cash repayment plan, that loan is classified as an impaired loan—although the loan continues to perform according to its contractual terms.

(3)
Increases in nonperforming loans represent loans where we have discontinued the accrual of interest at some point during the fiscal year ended December 31, 2011.  Increases in other real estate owned represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during fiscal year 2011.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the fiscal year ended December 31, 2011.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)
Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the fiscal year ended December 31, 2011.  Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Decreases in troubled debt restructurings are those loans which were previously restructured and the borrower has satisfactorily performed in accordance with the restructured terms.

At December 31, 2011, we owned $39.7 million in real estate which we had acquired, usually through foreclosure, from borrowers compared to $59.6 million at December 31, 2010; all of this real estate is located within our principal markets.  We categorize other real estate owned into four types: new home construction, developed lots, undeveloped land, and other.  Included in the “other” category are primarily condos, office buildings and existing homes.  The following table shows the amounts of our other real estate owned (in thousands) in such categories:

	December 31,
	2011	2010
New home construction	$2,733	$10,370
Developed lots	7,091	14,037
Undeveloped land	22,455	18,675
Other	7,435	16,526
	$39,714	$59,608

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2011 and December 31, 2010, our allowance for loan losses was $74.0 million and $82.6 million, respectively, which our management deemed to be adequate at each of the respective dates.  The decrease in the allowance for loan losses in 2011 as compared to 2010 is primarily the result of improving credit metrics within our portfolio.  Our allowance for loan loss as a percentage of total loans has decreased from 2.57% at December 31, 2010 to 2.25% at December 31, 2011. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$23,397	33.8%	$19,252	34.1%	$22,505	31.4%	$11,523	28.7%	$8,068	25.9%
Consumer real estate - Mortgage	10,302	21.1%	9,898	22.0%	10,725	21.2%	5,149	20.1%	1,890	19.6%
Construction and land development	12,040	8.3%	19,122	10.3%	23,027	14.7%	7,899	19.6%	4,897	21.2%
Commercial and industrial	20,789	34.8%	21,426	31.5%	26,332	30.0%	9,966	28.8%	11,660	28.9%
Consumer and other	1,125	2.0%	1,874	2.1%	2,456	2.7%	1,372	2.8%	1,400	4.4%
Unallocated	6,322	NA	11,003	NA	6,914	NA	575	NA	555	NA
Total allowance for loan losses	$73,975	100.0%	$82,575	100.0%	$91,959	100.0%	$36,484	100.0%	$28,470	100.0%

As the table reflects, our allowance for loan losses has decreased as a percentage of total loans in each category as compared to previous periods with the exception of commercial and industrial portfolio.  The decrease in the overall allowance for loan losses is due to the improvement in the economy. The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified.  The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. The decrease in the allowance between 2010 and 2011 is primarily due to improvement in our loan portfolio and resolution of our problem credits.   As we have worked to resolve our troubled assets, the specific allocations for impaired loans have decreased.  Specific valuation allowances related to impaired loans were approximately $4.4 million at December 31, 2011 compared to $8.9 million at December 31, 2010.  The decrease in the specific allocation for impaired loans between 2011and 2010 was due to many factors, including the resolution of a significant number of troubled assets and improving economic stability.  Additional information on the breakdown of the allowance between performance and impaired loans in various loan categories is provided in Note 6 to the “Notes to the Consolidated Financial Statements.”

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2011 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	For the year ended December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$82,575	$91,959	$36,484	$28,470	$16,118
Provision for loan losses	21,798	53,695	116,758	11,214	4,720
Allowance from acquisitions	-	-	-	-	8,695
Charged-off loans:
Commercial real estate - Mortgage	(3,044)	(9,041)	(986)	(62)	(22)
Consumer real estate - Mortgage	(5,076)	(6,769)	(4,881)	(1,144)	(364)
Construction and land development	(10,157)	(27,526)	(23,952)	(2,172)	(271)
Commercial and industrial	(15,360)	(23,555)	(31,134)	(773)	(326)
Consumer and other	(1,213)	(652)	(1,646)	(982)	(359)
Total charged-off loans	(34,850)	(67,543)	(62,599)	(5,133)	(1,342)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	116	343	-	731	-
Consumer real estate - Mortgage	495	377	622	3	125
Construction and land development	1,530	2,618	139	55	1
Commercial and industrial	2,167	874	258	844	51
Consumer and other loans	144	252	297	300	102
Total recoveries of previously charged-off loans	4,452	4,464	1,316	1,933	279
Net charge-offs	(30,397)	(63,079)	(61,283)	(3,200)	(1,063)
Balance at end of period	$73,975	$82,575	$91,959	$36,484	$28,470

Ratio of allowance for loan losses to total loans outstanding at end of period	2.25%	2.57%	2.58%	1.09%	1.04%
Ratio of net charge-offs to average loans outstanding for the period	0.92%	1.96%	1.71%	0.11%	0.06%

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

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $897.3 million and $1.0 billion at December 31, 2011 and 2010, respectively.  Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.  A summary of certain aspects of our investment portfolio at December 31, 2011 follows:

	December 31, 2011	December 31, 2010
Weighted average life	4.25 years	5.37 years
Effective duration	2.45%	3.74%
Weighted average coupon	4.26%	4.36%
Tax equivalent yield	3.6%	4.4%

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.  Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty.  Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2011 and 2010 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2011:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$517	0.6%	$2,482	5.1%	$306	2.2%	$3,304	4.1%
Due in one year to five years	-	0.0%	30,411	1.0%	28,834	4.9%	1,313	3.1%	60,558	2.9%
Due in five years to ten years	-	0.0%	7,024	3.1%	67,441	5.7%	9,511	5.0%	83,976	5.4%
Due after ten years	-	0.0%	4,362	3.3%	97,194	5.9%	-	0.0%	101,556	5.8%
	$-	0.0%	$42,314	1.6%	$195,951	5.7%	$11,130	4.7%	249,394	4.9%
Mortgage-backed securities									645,567	3.1%
									$894,961	3.6%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$1,705	4.9%	$-	0.0%	$1,705	4.9%
Due in one year to five years	-	0.0%	-	0.0%	625	4.9%	-	0.0%	625	4.9%
Due in five years to ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Due after ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
	$-	0.0%	$-	0.0%	$2,330	4.9%	$-	0.0%	2,330	4.9%
Mortgage-backed securities									-	0.0%
Total held-for-sale securities									$2,330	4.9%

At December 31, 2010:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$253	1.7%	$2,664	4.0%	$153	5.6%	$3,070	3.4%
Due in one year to five years	-	0.0%	25,279	2.4%	28,467	3.8%	2,187	4.9%	55,933	3.2%
Due in five years to ten years	-	0.0%	46,581	3.1%	66,676	4.4%	8,819	5.3%	122,076	4.0%
Due after ten years	-	0.0%	18,302	3.5%	113,674	4.2%	-	0.0%	131,976	4.2%
	$-	0.0%	$90,415	3.0%	$211,481	4.2%	$11,159	5.2%	313,055	3.9%
Mortgage-backed securities									701,262	4.6%
Total available-for-sale securities									$1,014,317	4.4%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$1,839	3.4%	$-	0.0%	$1,839	3.4%
Due in one year to five years	-	0.0%	-	0.0%	2,481	3.5%	-	0.0%	2,481	3.5%
Due in five years to ten years	-	0.0%	-	0.0%	-	-%	-	0.0%	-	-%
Due after ten years	-	0.0%	-	0.0%	-	-%	-	0.0%	-	-%
	$-	0.0%	$-	0.0%	$4, 320	3.5%	$-	0.0%	4,320	3.5%
Mortgage-backed securities									-	-%
Total held-for-sale securities									$4,320	3.5%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $3.65 billion of deposits at December 31, 2011 compared to $3.83 billion at December 31, 2010.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $131.6 million at December 31, 2011 and $146.3 million at December 31, 2010.  Additionally, at December 31, 2011, we had borrowed $226.1 million in advances from the Federal Home Loan Bank of Cincinnati compared to $121.4 million at December 31, 2010.

Generally, we have classified our funding as core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater.  All other funding is deemed to be non-core.  Non-core is further segmented between relationship based non-core funding and wholesale funding.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at December 31, 2011 and 2010 (in thousands):

	December 31,		December 31,
	2011	Percent	2010	Percent
Core funding:
Noninterest-bearing deposit accounts	$717,379	17.5%	$586,517	14.0%
Interest-bearing demand accounts	637,203	15.5%	573,670	13.7%
Savings and money market accounts	1,585,260	38.6%	1,596,306	38.0%
Time deposit accounts less than $250,000 (1)	501,705	12.2%	669,078	15.9%
Total core funding	3,441,547	83.8%	3,425,571	81.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating time deposits (2)	108,507	2.6%	188,510	4.5%
Other time deposits	104,284	2.5%	204,747	4.9%
Securities sold under agreements to repurchase	131,591	3.2%	146,294	3.5%
Total relationship based non-core funding	344,382	8.4%	539,551	12.9%
Wholesale funding:
Public funds	-	0.0%	-	0.0%
Brokered deposits	-	0.0%	14,229	0.3%
Federal Home Loan Bank advances	226,069	5.5%	121,393	2.9%
Subordinated debt – Pinnacle National	15,000	0.3%	15,000	0.4%
Subordinated debt – Pinnacle Financial	82,476	2.0%	82,476	1.9%
Total wholesale funding	323,545	7.8%	233,098	5.5%
Total non-core funding	667,927	16.2%	772,649	18.4%
Totals	$4,109,474	100.0%	$4,198,220	100.0%

(1)
As of December 31, 2011, Pinnacle Financial updated the definition of core funding to include time deposits issued in denominations up to and including $250,000.  Previously, Pinnacle Financial excluded all time deposits greater than $100,000 from core funding. The December 31, 2010 balances shown above have been recast from the presentation shown on our Annual Report on Form 10-K for the year ended December 31, 2010, to reflect the change in our definition of core-funding.

(2)
The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At December 31, 2011, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 81.6% at December 31, 2010 to 83.8% at December 31, 2011.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of December 31, 2011 amounted to $714.5 million. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$233,034	0.87%
Over three but less than six months	158,664	0.93%
Over six but less than twelve months	121,409	0.94%
Over twelve months	99,272	1.77%
	$612,379	1.04%
Denomination $250,000 and greater
Three months or less	$26,511	1.58%
Over three but less than six months	30,318	1.08%
Over six but less than twelve months	23,537	1.30%
Over twelve months	21,752	1.75%
	$102,118	1.41%
Totals	$714,497	1.10%

Subordinated debt.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At December 31, 2011, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at December 31, 2011
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.35%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.98%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.23%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.40%

The securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter.  Distributions are payable quarterly.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making these quarterly payments. To date all subordinated debt payments were approved by the Federal Reserve Bank including the payments due for the first quarter of 2012.  The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  We guarantee the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.  Pinnacle Financial’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

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

Subject to approval by the Federal Reserve Bank of Atlanta (Federal Reserve Bank) and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed prior to maturity at our option except for Trust IV which may be redeemed at our option after September 30, 2012.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

On August 5, 2008, Pinnacle National entered into a $15 million subordinated term loan with a regional bank.  The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at December 31, 2011, $9 million qualified as Tier 2 Capital for regulatory capital purposes. The portion that qualifies as Tier 2 capital decreases by $3 million at August 2012 and at each subsequent anniversary.

Capital Resources. At December 31, 2011 and 2010, our stockholders’ equity amounted to $710.1 million and $677.5 million, respectively.  Substantially all of the increase in stockholders’ equity resulted from our net income in 2011, the unrealized gain on our security portfolio, offset by the partial redemption of the preferred shares outstanding.

On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP.  Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP.  The warrants have an exercise price of $26.64 each, are immediately exercisable and expire 10 years from the date of issuance. The accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $6,665,000 and $6,142,000 during the years ended December 31, 2011 and 2010, respectively.  Proceeds from this sale of preferred stock were contributed to Pinnacle National for general corporate purposes, including its lending activities. During the fourth quarter of 2011, Pinnacle Financial repurchased 25% of the preferred shares originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million. This partial redemption was financed from available cash resources of the Company. Following the partial redemption of preferred shares, 71,250 shares of Series A preferred stock remain issued and outstanding and held by the U.S. Treasury.

The Series A preferred stock sold pursuant to the CPP is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years and 9 percent thereafter.  The preferred shares are redeemable at liquidation value ($1,000 per share) at any time, with Federal Reserve Board approval. The shares of Series A preferred stock qualify as Tier 1 capital under current regulatory definitions.

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

In the first quarter of 2010, the OCC established a requirement for Pinnacle National to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%.  During the fourth quarter of 2011, Pinnacle National was notified that the individual minimum capital requirement was lifted although it remains as an internal policy.  At December 31, 2011, Pinnacle National’s Tier 1 risk-based capital ratio was 13.8%, the total risk-based capital ratio was 15.3% and the leverage ratio was 11.4%, compared to 13.8%, 15.4% and 10.7% at December 31, 2010, respectively.

Dividends. Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.

Pinnacle National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. As of January 1, 2012, Pinnacle National’s retained net profits from 2011 and 2010 were approximately $20.8 million. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses.  Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making preferred stock dividends and trust preferred distributions or causing Pinnacle National to pay dividends. Until such time as it may receive dividends from Pinnacle National, Pinnacle Financial anticipates servicing its preferred stock dividend and trust preferred distributions from its available cash balances which totaled approximately $36.5 million as of December 31, 2011. To date all preferred dividend payments owed the U.S. Treasury pursuant to the CPP were approved by the Federal Reserve Bank including the payments due for the first quarter of 2012.

Pinnacle Financial has not paid any common stock dividends to date, nor does it anticipate paying dividends to its common stockholders for the foreseeable future.  Future dividend policy will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors.

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

•
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling.  Earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.  To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates.  For changes up or down in rates from management’s flat interest rate forecast over the next twelve months, limits in the decline in net interest income are as follows:

•	-15.5% for a gradual change of 400 basis points; -31.0% for an instantaneous change of 400 basis points
•	-10.5% for a gradual change of 300 basis points; -21.0% for an instantaneous change of 300 basis points
•	-6.5% for a gradual change of 200 basis points; -13.0% for an instantaneous change of 200 basis points
•	-3.0% for a gradual change of 100 basis points; -6.0% for an instantaneous change of 100 basis points

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

At December 31, 2011, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 bps increment level is primarily attributable to the fact that our loan floors will prevent any rise in yields on our loan portfolio from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 200 to 250 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level.  Absent any other asset liability strategies an interest rate increase of a 200 to 250 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  We also enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2011 and 2010, we had not entered into any derivative contracts designated as hedging instruments to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a result, Pinnacle National may request advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans as collateral.  Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $319,000 and $406,000 at December 31, 2011 and 2010, respectively.  At December 31, 2011, Pinnacle National had received advances from the FHLB totaling $225.75 million at the following rates and maturities (in thousands):

	Scheduled Maturities	Weighted Average Interest Rates

2012	$115,000	0.12%
2013	-	0.00%
2014	75,000	2.03%
2015	-	0.00%
2016	15,000	3.11%
Thereafter	20,750	1.57%
	$225,750
Weighted average interest rate		1.09%

Pinnacle National also has accommodations of $135 million with upstream correspondent banks for unsecured short-term advances.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  Although there were no amounts outstanding at December 31, 2011, for the year ended December 31, 2011, we averaged borrowings from correspondent banks of $726,000 under such agreements.  Additionally, Pinnacle National has approximately $820 million in accommodations available through the Federal Reserve Bank discount window, with no advances outstanding at December 31, 2011.

At December 31, 2011, there were no brokered certificates of deposit compared to $14.2 million at December 31, 2010.  We previously issued these brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds were for varying maturities up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar certificates of deposit from the local market as well as rates for FHLB advances of similar maturities.  Although we have historically considered these deposits to be a ready source of liquidity under current market conditions, we have reduced our reliance on these deposits throughout 2010 and 2011.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2011 is as follows (in thousands):

	At December 31,
	2011	2010	2009
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$131,591	$146,294	$275,465
Federal funds purchased	-	-	-
Holding Company line of credit	-	-	-
Federal Home Loan Bank short-term advances	115,000	10,000	91,072

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.44%	0.75%	0.71%
Federal funds purchased	-	-	-
Holding Company line of credit	-	-	-
Federal Home Loan Bank short-term advances	0.12%	1.90%	2.41%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$244,233	$284,323	$321,508
Federal funds purchased	-	-	38,255
Holding Company line of credit	-	-	18,000
Federal Home Loan Bank short-term advances	115,000	75,980	116,436

Average balances for the year:
Securities sold under agreements to repurchase	$161,845	$222,179	$250,435
Federal funds purchased	-	260	13,422
Holding Company line of credit	-	-	8,877
Federal Home Loan Bank short-term advances	31,250	30,288	76,662

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.69%	0.79%	0.67%
Federal funds purchased	0.94%	1.04%	0.49%
Holding Company line of credit	-	-	2.26%
Federal Home Loan Bank short-term advances	0.12%	2.66%	2.20%

The following table presents additional information about our contractual obligations as of December 31, 2011, which by their terms have contractual maturity and termination dates subsequent to December 31, 2011 (in thousands):

	At December 31, 2011
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit	$593,473	$98,327	$22,669	$28	$714,497
Securities sold under agreements to repurchase	131,591	-	-	-	131,591
Federal Home Loan Bank advances	115,000	75,000	15,000	20,750	225,750
Subordinated debt	-	-	15,000	82,476	97,476
Minimum operating lease commitments	3,796	7,061	6,902	33,136	50,895
Totals	$843,860	$180,388	$59,571	$136,390	$1,220,209

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At December 31, 2011, we had outstanding standby letters of credit of $76.2 million and unfunded loan commitments outstanding of $937.1 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  The following table presents additional information about our unfunded commitments as of December 31, 2011, which by their terms, have contractual maturity dates subsequent to December 31, 2011 (in thousands):

	At December 31, 2011
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$545,948	$106,904	$105,552	$178,679	$937,083
Letters of credit	72,468	1,709	2,000	-	76,177
Totals	$618,416	$108,613	$107,552	$178,679	$1,013,260

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-8, Intangibles—Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for Pinnacle Financial beginning January 1, 2012. We will not know the impact of the adoption of this pronouncement on our financial position or results of operations as it is not practical to determine its effect until each prospective reporting date and after we have completed the qualitative assessments outlined in this ASU. At this time, we have no reason to believe it will have a significant impact on our financial position or results of operations.

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

Other than those pronouncements discussed above, there were no other recently issued accounting pronouncements that are expected to impact Pinnacle Financial.

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

Pinnacle Financial Partners, Inc. and Subsidiaries

Consolidated Financial Statements

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pinnacle Financial Partners, Inc. (‘the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting.  This report appears on page 61 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Nashville, Tennessee
March 2, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited Pinnacle Financial Partners, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pinnacle Financial Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pinnacle Financial Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Nashville, Tennessee
March 2, 2012

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2011	2010

Cash and noninterest-bearing due from banks	$63,015,997	$40,154,247
Interest-bearing due from banks	108,422,470	140,647,481
Federal funds sold and other	724,573	7,284,685
Short-term discount notes	-	499,768
Cash and cash equivalents	172,163,040	188,586,181

Securities available-for-sale, at fair value	894,962,246	1,014,316,831
Securities held-to-maturity (fair value of $2,369,118 and $4,411,856 at December 31, 2011 and December 31, 2010, respectively)	2,329,917	4,320,486
Mortgage loans held-for-sale	35,363,038	16,206,034

Loans	3,291,350,857	3,212,440,190
Less allowance for loan losses	(73,974,675)	(82,575,235)
Loans, net	3,217,376,182	3,129,864,955

Premises and equipment, net	77,127,361	82,374,228
Other investments	44,653,840	42,282,255
Accrued interest receivable	15,243,366	16,364,573
Goodwill	244,076,492	244,090,311
Core deposits and other intangible assets	7,842,267	10,705,105
Other real estate owned	39,714,415	59,608,224
Other assets	113,098,540	100,284,697
Total assets	$4,863,950,704	$4,909,003,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$717,378,933	$586,516,637
Interest-bearing	637,203,420	573,670,188
Savings and money market accounts	1,585,260,139	1,596,306,386
Time	714,496,974	1,076,564,179
Total deposits	3,654,339,466	3,833,057,390
Securities sold under agreements to repurchase	131,591,412	146,294,379
Federal Home Loan Bank advances	226,068,796	121,393,026
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	2,233,330	5,197,925
Other liabilities	42,097,132	28,127,875
Total liabilities	4,153,806,136	4,231,546,595
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 71,250 and 95,000 shares, respectively, issued and outstanding at December 31, 2011 and December 31, 2010	69,096,828	90,788,682
Common stock, par value $1.00; 90,000,000 shares authorized; 34,354,960 issued and outstanding at December 31, 2011 and 33,870,380 issued and outstanding at December 31, 2010	34,354,960	33,870,380
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	536,227,537	530,829,019
Retained earnings	49,783,584	12,996,202
Accumulated other comprehensive income, net of taxes	17,333,257	5,624,600
Total stockholders’ equity	710,144,568	677,457,285
Total liabilities and stockholders’ equity	$4,863,950,704	$4,909,003,880

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010	2009
Interest income:
Loans, including fees	$154,748,491	$162,901,763	$162,271,036
Securities:
Taxable	23,971,787	30,306,189	35,056,848
Tax-exempt	7,394,134	7,916,596	6,540,653
Federal funds sold and other	2,232,423	2,223,816	1,847,661
Total interest income	188,346,835	203,348,364	205,716,198

Interest expense:
Deposits	30,588,033	49,856,815	63,128,940
Securities sold under agreements to repurchase	1,110,078	1,749,905	1,689,073
Federal Home Loan Bank advances and other borrowings	5,184,313	7,368,258	10,106,922
Total interest expense	36,882,424	58,974,978	74,924,935
Net interest income	151,464,411	144,373,386	130,791,263
Provision for loan losses	21,797,613	53,695,454	116,758,231
Net interest income after provision for loan losses	129,666,798	90,677,932	14,033,032

Noninterest income:
Service charges on deposit accounts	9,244,165	9,591,543	10,199,838
Investment services	6,246,414	5,050,105	4,181,101
Insurance sales commissions	3,999,153	3,864,340	4,025,839
Trust fees	2,999,731	2,872,490	2,590,997
Gains on mortgage loans sold, net	4,155,137	4,085,657	4,928,542
Net gain on sale of investment securities	960,763	2,623,674	6,462,241
Other noninterest income	10,334,847	8,227,237	7,263,068
Total noninterest income	37,940,210	36,315,046	39,651,626

Noninterest expense:
Salaries and employee benefits	74,424,851	64,628,991	56,709,814
Equipment and occupancy	19,986,976	21,077,223	18,056,080
Other real estate expense	17,431,926	29,210,197	14,257,005
Marketing and other business development	3,303,151	3,233,224	2,533,953
Postage and supplies	2,120,722	2,538,021	2,929,447
Amortization of intangibles	2,862,837	2,980,986	3,185,111
Other noninterest expense	18,976,865	23,214,670	20,906,040
Total noninterest expense	139,107,328	146,883,312	118,577,450
Income (loss) before income taxes	28,499,680	(19,890,334)	(64,892,792)
Income tax (benefit) expense	(15,237,687)	4,410,158	(29,392,825)
Net income (loss)	43,737,367	(24,300,492)	(35,499,967)
Preferred stock dividends	4,606,493	4,815,973	4,815,972
Accretion on preferred stock discount	2,058,146	1,326,049	1,113,986
Net income (loss) available to common stockholders	$37,072,728	$(30,442,514)	$(41,429,925)

Per share information:
Basic net income (loss) per common share available to common stockholders	$1.11	$(0.93)	$(1.46)
Diluted net income (loss) per common share available to common stockholders	$1.09	$(0.93)	$(1.46)
Weighted average common shares outstanding:
Basic	33,420,015	32,789,871	28,395,618
Diluted	34,060,228	32,789,871	28,395,618

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

For the each of the years in the three-year period ended December 31, 2011

	Preferred Stock	Common Stock		Common Stock	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Earnings	Income	Equity
Balances, December 31, 2008	$88,348,647	23,762,124	$23,762,124	$6,696,804	$417,040,974	$84,380,447	$7,069,400	$627,298,396
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	123,754	123,754	-	909,095	-	-	1,032,849
Issuance of restricted common shares, net of forfeitures	-	292,473	292,473	-	(292,473)	-	-	-
Restricted shares withheld for taxes	-	(3,632)	(3,632)	-	(63,183)	-	-	(66,815)
Issuance of 8,855,000 shares of common stock, net of offering costs of $6,087,215	-	8,855,000	8,855,000	-	100,172,785	-	-	109,027,785
Cancellation of 267,455 warrants previously issued to U.S. Treasury	-	-	-	(3,348,402)	3,348,402	-	-	-
Compensation expense for restricted shares	-	-	-	-	1,444,274	-	-	1,444,274
Compensation expense for stock options	-	-	-	-	1,806,729	-	-	1,806,729
Accretion on preferred stock discount	1,113,986	-	-	-	-	(1,113,986)		-
Preferred dividends paid	-	-	-	-	-	(4,393,751)	-	(4,393,751)
Comprehensive income (loss):
Net loss	-	-	-	-	-	(35,499,967)	-	(35,499,967)
Net unrealized holding gains on securities available-for-sale, net of taxes	-	-	-	-	-	-	370,681	370,681
Total comprehensive loss								(35,129,286)
Balances, December 31, 2009	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	601,023	601,023	-	2,884,789	-	-	3,485,812
Issuance of restricted common shares, net of forfeitures	-	252,053	252,053	-	(252,053)	-	-	-
Restricted shares withheld for taxes	-	(12,415)	(12,415)	-	(151,333)	-	-	(163,748)
Compensation expense for restricted shares	-	-	-	-	2,303,720	-	-	2,303,720
Compensation expense for stock options	-	-	-	-	1,677,293	-	-	1,677,293
Accretion on preferred stock discount	1,326,049	-	-	-	-	(1,326,049)	-	-
Preferred dividends paid	-	-	-	-	-	(4,750,000)	-	(4,750,000)
Comprehensive loss:	-	-	-	-	-
Net loss	-	-	-	-	-	(24,300,492)	-	(24,300,492)
Net unrealized holding losses on securities available-for-sale, net of taxes	-	-	-	-	-	-	(1,815,481)	(1,815,481)
Total comprehensive loss	-	-	-	-	-	-	-	(26,115,973)
Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	163,829	163,829	-	1,014,653	-	-	1,178,482
Repurchase of preferred stock	(23,750,000)	-	-	-	-	-	-	(23,750,000)
Issuance of restricted common shares, net of forfeitures	-	299,715	299,715	-	(299,715)	-	-	-
Issuance of salary stock units	-	54,526	54,526		722,292			776,818
Restricted shares withheld for taxes	-	(33,490)	(33,490)	-	(474,448)	-	-	(507,938)
Compensation expense for restricted shares	-	-	-	-	3,239,677	-	-	3,239,677
Compensation expense for stock options	-	-	-	-	1,196,059	-	-	1,196,059
Accretion on preferred stock discount	2,058,146	-	-	-	-	(2,058,146)	-	-
Preferred dividends paid	-	-	-	-	-	(4,891,839)	-	(4,891,839)
Comprehensive income:	-	-	-	-	-		-
Net income	-	-	-	-	-	43,737,367	-	43,737,367
Net unrealized holding gains on securities available-for-sale, net of taxes	-	-	-	-	-	-	11,708,657	11,708,657
Total comprehensive income	-	-	-	-	-	-	-	55,446,025
Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$43,737,367	$(24,300,492)	$(35,499,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	7,702,123	5,667,069	4,735,074
Depreciation and amortization	10,950,434	11,500,075	10,804,664
Provision for loan losses	21,797,613	53,695,454	116,758,231
Gains on sales of investment securities, net	(960,763)	(2,623,674)	(6,462,241)
Gain on loan sales, net	(4,155,137)	(4,085,657)	(4,928,542)
Stock-based compensation expense	5,018,294	3,981,013	3,251,003
Deferred tax (benefit) expense	(23,395,052)	17,822,071	(24,645,791)
Losses on other real estate and other investments	14,081,857	25,459,851	11,987,395
Excess tax benefit from stock compensation	(13,819)	(16,776)	(53,538)
Mortgage loans held for sale:
Loans originated	(394,020,876)	(444,833,043)	(626,402,322)
Loans sold	378,996,474	445,227,014	644,098,081
Increase in other assets	42,346,579	27,366,049	16,214,893
Increase (decrease) in other liabilities	11,004,661	14,730,158	(19,551,401)
Net cash provided by operating activities	113,089,755	129,589,112	90,305,539

Investing activities:
Activities in available-for-sale securities:
Purchases	(268,141,975)	(548,916,132)	(721,011,285)
Sales	166,415,738	146,082,535	346,895,583
Maturities, prepayments and calls	233,622,196	322,414,157	284,950,245
Activities in held-to-maturity securities:
Sales	-	954,388	-
Maturities, prepayments and calls	1,975,000	1,235,612	3,960,000
Increase (decrease) in loans, net	(144,581,478)	194,133,354	(329,573,695)
Purchases of premises and equipment and software	(2,031,265)	(9,587,707)	(19,175,840)
Other investments	(407,504)	(1,878,676)	(6,859,089)
Net cash (used in) provided by investing activities	(13,149,288)	104,437,531	(440,814,081)

Financing activities:
Net (decrease) increase in deposits	(178,660,721)	9,688,996	290,833,250
Net (decrease) increase in repurchase agreements	(14,702,967)	(129,170,717)	91,167,303
Net decrease in Federal funds purchased	-	-	(71,643,000)
Federal Home Loan Bank:
Issuances	215,000,000	90,000,000	70,000,000
Payments	(110,236,705)	(181,149,655)	(41,153,298)
Net increase (decrease) in borrowings under lines of credit	-	-	(18,000,000)
Exercise of common stock warrants	-	285,000	300,000
Exercise of common stock options and stock appreciation rights	864,805	3,037,064	666,034
Excess tax benefit from stock compensation	13,819	16,776	53,538
Preferred dividends paid	(4,891,839)	(4,750,000)	(4,393,751)
Proceeds from the sale of common stock, net of expenses	-	-	109,027,785
Repurchase of preferred shares outstanding	(23,750,000)	-	-
Net cash (used in) provided by financing activities	(116,363,608)	(212,042,536)	426,857,861
Net (decrease) increase in cash and cash equivalents	(16,423,141)	21,984,107	76,349,319
Cash and cash equivalents, beginning of year	188,586,181	166,602,074	90,252,755
Cash and cash equivalents, end of year	$172,163,040	$188,586,181	$166,602,074

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

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III, and PNFP Statutory Trust IV are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting.  Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets, the valuation of other real estate owned and the valuation of deferred tax assets.

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

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date for Pinnacle Financial is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds fair value.   The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of any impairment.

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

Prior to 2009, Pinnacle Financial’s stock price historically traded above its book value per common share.  At September 30, 2011, the stock price was trading below its book value per common share which could have been an indicator of goodwill impairment.  Pinnacle Financial performed its annual evaluation of whether there was goodwill impairment as of September 30, 2011, and determined that there was no impairment.  At December 31, 2011, the price of Pinnacle Financial’s common stock was trading at levels that, although lower than the stock’s book value per common share, were higher than those that were utilized in our impairment testing at September 30, 2011.  Pinnacle Financial determined that there were no other indicators of impairment and concluded that no further assessment of goodwill impairment was required as of December 31, 2011.  Should our stock price decline further below our book value per common share than was the case at September 30, 2011, an impairment charge to goodwill may be required. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period such determination is made.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-8, Intangibles—Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for Pinnacle Financial beginning January 1, 2012. We will not know the impact of the adoption of this pronouncement on our financial position or results of operations as it is not practical to determine its effect until each prospective reporting date and after we have completed the qualitative assessments outlined in this ASU. At this time, we have no reason to believe it will have a significant impact on our financial position or results of operations.

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2011 as follows:

	For the years ended December 31,
	2011	2010	2009
Cash Payments:
Interest	$39,991,746	$60,675,865	$77,333,798
Income taxes paid (refunded)	3,988,414	(4,722,776)	3,200,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	34,849,910	67,543,395	62,598,965
Loans foreclosed upon with repossessions transferred to other real estate	34,580,351	92,873,551	58,974,257

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income.  For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security which may be shorter than the stated life of the security.  Realized gains and losses from the sale of securities are determined using the specific identification method, and are recorded on the trade date of the sale.

Other-than-temporary Impairment — A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security.  To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than-temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established.  If management concludes that a credit loss exists, but a full recovery is expected and it is not more-likely-than-not that it will be required to sell the security before maturity, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

Mortgage loans held-for-sale — Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and payments have been received and are reflected in the accompanying consolidated statement of operations in gains on loans sold, net of related costs such as compensation expenses.  Pinnacle Financial does not securitize mortgage loans and does not retain the servicing for loans sold.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans — Pinnacle Financial has five loan segments: commercial, commercial real estate, construction and development, consumer and consumer real estate that are determined based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding.  Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2011 and 2010, net deferred loan fees of $208,000 and $579,000, respectively, were included in loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by our primary regulator.  At December 31, 2011, approximately 75% of our loan portfolio was assigned a specifically assigned risk rating in the allowance for loan loss assessment.  Certain consumer loans and commercial relationships that possess certain qualifying characteristics are generally not assigned an individual risk rating but are evaluated as a homogenous pool of loans as either accrual or nonaccrual based on the performance of the loan.

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which often is determined when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current interest income.  Interest income is subsequently recognized only to the extent cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques.  Past due status is determined based on the contractual due date per the underlying loan agreement.

All loans that are placed on nonaccrual status are further analyzed to determine if they should be classified as impaired loans.  At December 31, 2011, there were no loans classified as nonaccrual that were not also deemed to be impaired.  A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc.).

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the independent loan review process, the aforementioned risk ratings are subject to continual review by the loan officer to determine that the appropriate risk ratings are being utilized in our allowance for loan loss process.  At least annually, and in many cases twice per year, our credit policy requires that each risk-rated loan is subject to a formal credit risk review to be performed by the responsible loan officer.  Each risk rating is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews of at least 70% of our risk rated portfolio annually.  Included in the 70% coverage are independent loan reviews of loans in targeted portfolio segments such as certain consumer loans, land loans, loans assigned to a particular lending officer and/or loan types in certain geographies.

All of the above factors are utilized in the determination of the allowance for loan losses which is composed of the results of two distinct impairment analyses pursuant to the provisions of both ASC 450-20 (formerly SFAS 5) and ASC 310-10-35 (formerly SFAS 114) as discussed below.

ASC 450-20, Loss Contingencies —  The ASC 450-20 component of the allowance for loan losses begins with a process of estimating the probable losses based on our internal system of risk ratings and historical loss data for our risk rated portfolio.  Prior to 2010, because of Pinnacle Financial’s limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of Pinnacle National’s own historical migration analysis of all loans that were charged-off during the prior eight quarters.  The look-back period in our migration analysis was extended in 2011 to eleven quarters to continue to include the losses incurred by Pinnacle Financial in the second quarter of 2009. In this current economic environment, we believed the extension of our look-back period in our migration analysis was appropriate due to the risks inherent in our loan portfolio.  Absent the extension, the early cycle periods in which we experienced significant losses would have been excluded from the determination of the allowance for loan losses.  This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. The results of the migration analysis are then compared to other industry factors to determine the loss allocation rates for the risk rated loan portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted to determine a weighted average loss allocation rate for these portfolios.

The allowance allocation for non risk-rated portfolios is based on consideration of our actual historical loss rates and industry loss rates for those particular segments. Non risk-rated loans are evaluated as a group by category rather than on a individual loan basis because these loans are smaller and homogeneous.  We weight the allocation methodologies for the non risk-rated loan portfolio and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all loan segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 8.8% of the allowance for loan losses at December 31, 2011 compared to 6.8% of allowance for loan losses at December 31, 2010.

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

ASC 310-10-35, Receivables — ASC 310-10-35 component of the allowance for loan loss is the allowance for impaired loans.  Generally, loans with an identified weakness and principal balance of $250,000 or more are subject to an individual determination of the amount of impairment that exists for a particular loan. The amount of the impairment is measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off.   Changes to the valuation allowance are recorded as a component of the provision for loan losses.  Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For impaired loans less than $250,000, Pinnacle Financial assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $250,000.  In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements.  At December 31, 2011, the principal balance of these small impaired loans was $7.2 million, which represented 15.1% of all impaired loans.  At December 31, 2010, the principal balance of these small impaired loans was $8.9 million, which represented 11.0% of all impaired loans.

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

Pinnacle National is the lessee with respect to several office locations.  All such leases are being accounted for as operating leases within the accompanying consolidated financial statements.  Several of these leases include rent escalation clauses.  Pinnacle National expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method.  At December 31, 2011, the deferred liability associated with these escalating rentals was approximately $1,759,000 and is included in other liabilities in the accompanying consolidated balance sheets.

Other Investments —Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Financial has an ongoing business relationship based on the common stock and surplus (Federal Reserve Bank of Atlanta) or outstanding borrowings (Federal Home Loan Bank of Cincinnati) of Pinnacle National. At December 31, 2011 and 2010, the cost of these investments was $32,861,000 and $33,018,000, respectively.  Pinnacle Financial determined that cost approximates the fair value of these investments.  Additionally, Pinnacle Financial has recorded certain investments in other entities, at fair value, of $3,400,000 and $2,693,000 at December 31, 2011 and 2010, respectively.  During 2011 and 2010, Pinnacle Financial recorded gains of $314,000 and $272,000, respectively, due to changes in the fair value of these investments.  As discussed more fully described in footnote 10, Pinnacle Financial has an investment in four Trusts valued at $2,476,000 as of December 31, 2011 and 2010. The Trusts were established to issue subordinated debentures. Also, as part of the Community Reinvestment Act, we had investments totaling $5,917,000 and $4,095,000, net, as of December 31, 2011 and 2010, respectively. These investments are reflected in the accompanying consolidated balance sheets in other investments.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle National through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Net gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the accompanying consolidated balance sheet at December 31, 2011 is $52,711,000 of OREO with a related valuation allowance of $12,997,000. At December 31, 2010 the amount was $72,530,000 with a related valuation allowance of $12,922,000.  During the years ended December 31, 2011, 2010 and 2009, Pinnacle Financial incurred $17,432,000, $29,210,000, and $14,257,000, respectively, of foreclosed real estate expense, of which $12,806,000, $25,732,000, and $11,861,000 were realized losses on dispositions and holding losses on valuations of OREO properties during 2011, 2010 and 2009, respectively.

Other Assets — Included in other assets as of December 31, 2011 and 2010, is approximately $1,318,000 and $1,509,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2011, 2010, and 2009, Pinnacle Financial’s amortization expense was approximately $818,000, $754,000, and $550,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle National is the owner and beneficiary of various life insurance policies on certain key executives and former directors of Cavalry Bancorp, Inc. (Cavalry) which Pinnacle Financial acquired in 2006, including policies that were acquired in its merger with Cavalry.   Collectively, these policies are reflected in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2011 and 2010, the aggregate cash surrender value of these policies, which is reflected in other assets, was $48,883,000 and $47,724,000, respectively. Noninterest income related to these policies was $1,159,000, $913,000, and $518,000, during the years ended December 31, 2011, 2010 and 2009, respectively.

Also included in other assets at December 31, 2011 and 2010 is $498,000 and $544,000, respectively, which is related to loan participations which have been sold to correspondent banks prior to 2010.  These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial which is referred to as the loan participation interest rate spread.  These amounts are amortized against net interest income over the life of the loan.  Amortization of these amounts was $68,000, $91,000, and $155,000, for 2011, 2010, and 2009, respectively.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The remaining $7.0 million in pre-paid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2011.

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

Investment Services and Trust Fees — Investment services and trust fees are recognized when earned.  As of December 31, 2011 and 2010, Pinnacle Financial had accumulated approximately $1.06 billion and $1.04 billion, respectively, in brokerage assets under management.  Additionally, the trust department had accumulated approximately $633 million and $693 million at December 31, 2011 and 2010, respectively, in trust assets under management.

Insurance Sales Commissions — Insurance sales commissions are recognized as of the effective date of the policy, when the premium due under the policy can be reasonably estimated and when the premium is billable to the client, less a provision for commission refunds in the event of policy cancellation prior to termination date.

Advertising — Advertising costs are expensed as incurred. Advertising expenses are included as a component of marketing and other business development and totaled $339,000, $259,000, and $43,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes — ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of December 31, 2011, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2011.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust that files a separate federal tax return, but its income is included in the consolidated group’s return as required by the federal tax laws. The IRS concluded its examination of the 2007, 2008 and 2009 federal tax returns during the second quarter of 2011.  As a result of the examination, Pinnacle Financial recorded income tax expense, penalties and interest for the year ended December 31, 2011 of $288,000 as a result of timing differences identified during the course of the exam.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS for the years ended December 31, 2007 through 2011 and the state of Tennessee for the years ended December 31, 2008 through 2011.

As of December 31, 2011, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. Pinnacle Financial’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

As of December 31, 2011, there were approximately 1,573,000 stock options and 8,100 stock appreciation rights outstanding to purchase common shares.  Most of these options and stock appreciation rights have exercise prices and compensation costs attributable to current services, which is less than the average market price of Pinnacle Financial’s common stock.  As of December 31, 2011 and 2010, Pinnacle Financial had 267,445 outstanding warrants to purchase common shares.  These warrants were issued in conjunction with Pinnacle Financial’s participation in the U.S. Treasury’s Capital Purchase Program (CPP) as more fully discussed in Note 3.  For the year ended December 31, 2011, approximately 640,000 of dilutive stock options, stock appreciation rights and warrants were included in the earnings per share calculation.  For the year ended December 31, 2011, there were common stock options and warrants of 1,208,332 outstanding which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below.  Due to the net loss available to common stockholders for the years ended December 31, 2010 and 2009, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an anti-dilutive effect on loss per share.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2011:

	2011	2010	2009
Basic earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$37,072,728	$(30,442,514)	$(41,429,925)

Denominator - Average common shares outstanding	33,420,015	32,789,871	28,395,618
Basic net income (loss) per share available to common stockholders	$1.11	$(0.93)	$(1.46)

Diluted earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$37,072,728	$(30,442,514)	$(41,429,925)

Denominator - Average common shares outstanding	33,420,015	32,789,871	28,395,618
Dilutive shares contingently issuable	640,213	-	-
Average diluted common shares outstanding	34,060,228	32,789,871	28,395,618
Diluted net income (loss) per share available to common stockholders	$1.09	$(0.93)	$(1.46)

Stock-Based Compensation — Stock-based compensation expense recognized is based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC 718-20 Compensation – Stock Compensation Awards Classified as Equity requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award.   For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial’s other comprehensive income (loss) consists solely of unrealized gains and losses, net of deferred income taxes, on available-for-sale securities.

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

Subsequent Events — ASC Topic 855, Subsequent Events, as amended by ASU No. 2010-09, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2011, through the date of the issued financial statements.  During this period there were no material recognizable subsequent events that required recognition in our disclosures to the December 31, 2011 financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Acquisitions and Intangibles

Acquisition – Mid-America Bancshares, Inc.  On November 30, 2007, we consummated a merger with Mid-America Bancshares, Inc. (Mid-America), a two-bank holding company located in Nashville, Tennessee. Pinnacle Financial recognized $9.4 million as a core deposit intangible.  This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the years ended December 31, 2011, 2010, and 2009 approximately $1,026,000, $1,062,000, and $1,097,000, respectively, was recognized in the accompanying consolidated statement of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $700,000 to $1.0 million per year for the next six years.

Pinnacle Financial also recorded other adjustments to the carrying value of Mid-America’s assets and liabilities in order to reflect the fair value at the date of acquisition.  The discounts and premiums related to financial assets and liabilities are being accreted and amortized into the consolidated statements of operations using a method that approximates the level yield over the anticipated lives of the underlying financial assets or liabilities.  For the years ended December 31, 2011, 2010 and 2009, the accretion and amortization of the fair value discounts and premiums related to the acquired assets and liabilities increased net interest income by approximately $145,000, $259,000, and $686,000, respectively. Based on the estimated useful lives of the acquired loans, deposits and FHLB advances, Pinnacle Financial will recognize increases in net interest income related to amortization and accretion of these purchase accounting adjustments of approximately $650,000 over the next six years.

Acquisition – Cavalry Bancorp, Inc.  On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pinnacle Financial recognized $13.2 million as a core deposit intangible.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For each of the years in the three-year period ended December 31, 2011, approximately $1.7 million,  $1.8 million, and $1.9 million, respectively, was recognized in the accompanying consolidated statements of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $1.6 million for fiscal 2012 with $273,000 expected for fiscal 2013.

Acquisition - Beach & Gentry. During the third quarter of 2008, Pinnacle National acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry).  Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle National, also located in Murfreesboro.  In connection with this acquisition, Pinnacle Financial recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of this intangible amounted to $109,000, $115,000, and $118,000, respectively, during the years ended December 31, 2011, 2010 and 2009.  Additionally, if certain performance thresholds are met over the three years following the date of acquisition, Pinnacle National will be required to pay up to an additional $1.0 million to the former principal of Beach & Gentry. No payments were made during 2011, 2010, or 2009 related to these performance thresholds.

Note 3.  Participation in U.S. Treasury Capital Purchase Program

On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the U.S. Treasury’s Capital Purchase Program (CPP) under the Troubled Assets Relief Program (TARP).   Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP.  The warrants have an exercise price of $26.64 each, are immediately exercisable, expire 10 years from the date of issuance and have a fair value of $6.7 million.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million.  As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.

Proceeds from this sale of the preferred stock were contributed to Pinnacle National for general corporate purposes, including its lending activities.  The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.  Pinnacle Financial can redeem the preferred shares issued to the U.S. Treasury under the CPP at any time subject to a requirement that it must obtain approval from our primary regulators, the Federal Reserve Bank of Atlanta, before redemption.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pinnacle Financial’s computation of expected volatility was based on weekly historical volatility since September of 2002.  The risk free interest rate of the warrants was based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the common stock warrants in effect at the time of grant.

The fair value of the Series A preferred stock and the fair value of the common stock warrants were summed and the initial carrying amounts for the Series A preferred stock and the common stock warrants were calculated based on an allocation of the two fair value components.  The aggregate fair value result for both the Series A preferred stock and the common stock warrants was calculated to be $90.0 million, with 7% of this aggregate total allocated to the warrants and 93% allocated to the Preferred Stock.  As a result of this allocation, the $95 million issuance resulted in the warrants having a value of $6.7 million, which created the aforementioned preferred stock discount, and the Series A preferred stock having an initial value of $88.3 million. Management calculated the accretion amount of the Series A preferred stock discount using the effective interest method which resulted in an effective rate of 6.51%.  That is to accrete the $6.7 million discount on the Series A preferred stock over the five year period following issuance of the Series A preferred stock on an effective interest method resulted in a calculation of 6.51% for the five year period.  The $6.7 million will be amortized as a reduction in net income available for common stockholders over the five year period following issuance of the Series A preferred stock at approximately $1.3 million to $1.4 million per year.

During the fourth quarter of 2011, Pinnacle Financial repurchased 25% of the preferred shares originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million.  Following the partial redemption of preferred shares, 71,250 shares of Series A preferred stock remain issued and outstanding and held by the U.S. Treasury at December 31, 2011.

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits.  At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services.  For the years ended December 31, 2011 and 2010, the average daily balance maintained at the Federal Reserve was approximately $112,863,000 and $93,972,000, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$41,978	$344	$9	$42,313
Mortgage-backed securities	623,684	22,254	371	645,567
State and municipal securities	182,206	13,768	22	195,952
Corporate notes	9,687	1,443	-	11,130
	$857,555	$37,809	$402	$894,962
Securities held-to-maturity:
U.S. Government agency securities	$-	$-	$-	$-
State and municipal securities	2,330	39	-	2,369
	$2,330	$39	$-	$2,369

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$90,214	$487	$287	$90,414
Mortgage-backed securities	686,939	16,743	2,420	701,262
State and municipal securities	208,563	4,581	1,662	211,482
Corporate notes	10,474	762	77	11,159
	$996,190	$22,573	$4,446	$1,014,317
Securities held-to-maturity:
U.S. Government agency securities	$-	$-	$-	$-
State and municipal securities	4,320	105	13	4,412
	$4,320	$105	$13	$4,412

 At December 31, 2011, approximately $592.7 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,280	$3,305	$1,705	$1,714
Due in one year to five years	59,070	60,558	625	655
Due in five years to ten years	76,789	83,976	-	-
Due after ten years	94,732	101,556	-	-
Mortgage-backed securities	623,684	645,567	-	-
	$857,555	$894,962	$2,330	$2,369

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2011:

U.S. government agency securities	$5,452	$9	$-	$-	$5,452	$9
Mortgage-backed securities	41,598	341	17,826	30	59,424	371
State and municipal securities	1,967	17	1,205	5	3,172	22
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$49,017	$367	$19,031	$35	$68,048	$402

At December 31, 2010:

U.S. government agency securities	$22,011	$287	$-	$-	$22,011	$287
Mortgage-backed securities	275,390	2,419	226	1	275,616	2,420
State and municipal securities	53,420	881	6,979	795	60,399	1,676
Corporate notes	258	-	424	76	682	76
Total temporarily-impaired securities	$351,079	$3,587	$7,629	$872	$358,708	$4,459

The applicable date for determining when securities are in an unrealized loss position is December 31, 2011.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the twelve-month period ended December 31, 2011, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the table above, at December 31, 2011, Pinnacle Financial had unrealized losses of $402,000 on $68.0 million of available-for-sale securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as it becomes known. The table below shows the fair value of securities that have been sold during 2011 and the amount of gain or loss recognized on those securities (in thousands):

For the quarter ended,	Fair Value of securities sold	Realized gain	Realized loss	Net	Previously recognized other-than- temporary impairment	Recognized gain on the sale of securities, net
March 31, 2011(1)	$19,300	$612	$(365)	$247	$(406)	$(159)
June 30, 2011(2)	31,800	650	-	650	(40)	610
September 30, 2011 (3)	107,300	606	(229)	377	-	377
December 31, 2011 (4)	8,000	165	(32)	133	-	133
Total	$166,400	$2,033	$(626)	$1,407	$(446)	$961

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

(2)
Sales during the second quarter of 2011 included a security which was deemed to be other-than-temporarily impaired during the first quarter of 2011, and mortgage backed and municipal securities that had fallen outside of the parameters of our Asset/Liability policy.  Additionally, three securities were deemed to be other-than-temporarily impaired and were subsequently sold in the third quarter of 2011.

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

(4)
Sales during the fourth quarter of 2011 consisted of investment grade municipal securities that had received a credit downgrade from an “A” from Standard & Poors or “A3” from Moody’s. Although these securities were still considered investment grade and were not considered exceptions to Pinnacle’s Investment Policy, the securities were sold  to further enhance the credit quality of the securities portfolio.

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

Note 6.  Loans and Allowance for Loan Losses

The following table outlines the amount of each loan segment categorized into each risk rating class as of December 31, 2011 and 2010. Pass rated loans include all credits other than those included in special mention, substandard, substandard-impaired, and doubtful-impaired which are defined as follows (in thousands):

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

	Accruing Loans				Impaired Loans
December 31, 2011	Pass	Special Mention	Substandard (1)	Total Accruing	Substandard Impaired	Doubtful Impaired	Total Impaired	Total Loans
Commercial real estate - mortgage	$994,252	$19,403	$87,345	$1,101,000	$9,962	$-	$9,962	$1,110,962
Consumer real estate - mortgage	647,555	15,225	20,478	683,258	11,990	497	12,487	695,745
Construction and land development	204,773	27,553	28,957	261,283	12,965	-	12,965	274,248
Commercial and industrial	1,099,847	17,029	16,969	1,133,845	11,194	696	11,890	1,145,735
Consumer and other	63,460	649	1	64,110	551	-	551	64,661
	$3,009,887	$79,859	$153,750	$3,243,496	$46,662	$1,193	$47,855	$3,291,351

December 31, 2010
Commercial real estate - mortgage	$947,593	$46,520	$87,960	$1,082,073	$11,351	$1,191	$12,542	$1,094,615
Consumer real estate - mortgage	661,234	12,384	22,834	696,452	4,622	4,413	9,035	705,487
Construction and land development	188,470	29,670	69,607	287,747	43,203	311	43,514	331,261
Commercial and industrial	918,414	13,511	65,426	997,351	13,347	1,393	14,740	1,012,091
Consumer and other	66,916	65	973	67,954	879	153	1,032	68,986
	$2,782,627	$102,150	$246,800	$3,131,577	$73,402	$7,461	$80,863	$3,212,440

(1)
Potential problem loans, which are not included in nonperforming assets, amounted to approximately $130.4 million at December 31, 2011, compared to $223.1 million at December 31, 2010.   At December 31, 2011 and 2010, approximately $23.4 million and $20.3 million, respectively of substandard loans were deemed to be troubled debt restructurings and were not included in potential problem loans.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.    This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented above for December 31, 2010 has been reclassified from the presentation in our Annual Report on Form 10-K for the year ended December 31, 2010 to conform to the December 31, 2011 presentation. Consumer loans previously classified as performing have been further classified into special mention and substandard.

At December 31, 2011 and 2010, there were no loans classified as nonaccrual that were not deemed to be impaired. At December 31, 2011 and 2010, all impaired loans were on nonaccruing interest status.  The principal balances of these nonaccrual loans amounted to $47.9 million and $80.9 million at December 31, 2011 and 2010, respectively, and are included in the table above.  For the year ended December 31, 2011, the average balance of impaired loans was $63.9 million as compared to $108.4 million for the year ended December 31, 2010.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $5.0 million, $7.6 million and $7.1 million for each of the years in the three-year period ended December 31, 2011, respectively.

Our impaired loan portfolio consists of both collateral dependent and cash flow dependent loans. Collateral dependent loans are typically charged-off to their net realizable value pursuant to regulatory requirements and no specific allowance is carried related to those loans. Further, if a loan does not have a documented cash payment plan, the loan is deemed to be collateral dependent and is charged down equal to the fair value of the collateral.  For cash flow dependent impaired loans, the amount of impairment is based on the present value of expected payments using the loan’s original effective rate as the discount rate or the loan’s observable market price. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses.  At December 31, 2011 and 2010, we had approximately $25.5 million and $33.2 million of loans classified as impaired loans that were performing pursuant to their contractual terms.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our impaired loans at December 31, 2011 and 2010 by loan category and the amount of interest income recognized on a cash basis throughout the year then ended, respectively, on these loans that remain on our balance sheet (in thousands):

	At December 31, 2011			For the year ended December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

Collateral dependent impaired loans:
Commercial real estate – mortgage	$9,345	$12,099	$-	$12,450	$5
Consumer real estate – mortgage	9,248	9,961	-	10,140	-
Construction and land development	6,917	9,093	-	9,288	37
Commercial and industrial	3,036	3,546	-	3,689	-
Consumer and other	-	-	-	-	-
Total	$28,546	$34,699	$-	$35,567	$42

Cash flow dependent impaired loans:
Commercial real estate – mortgage	$617	$661	$57	$792	$-
Consumer real estate – mortgage	3,239	4,902	301	5,005	-
Construction and land development	6,048	6,822	1,264	7,074	-
Commercial and industrial	8,854	11,041	2,767	11,497	-
Consumer and other	551	856	51	857	-
Total	$19,309	$24,282	$4,440	$25,225	$-
Total Impaired Loans	$47,855	$58,981	$4,440	$60,792	$42

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2010			For the year ended December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

Collateral dependent impaired loans:
Commercial real estate – mortgage	$10,585	$12,468	$-	$12,478	$278
Consumer real estate – mortgage	4,063	5,041	-	5,041	83
Construction and land development	31,106	35,525	-	35,631	188
Commercial and industrial	2,865	5,501	-	5,501	9
Consumer and other	272	368	-	368	-
Total	$48,891	$58,903	$-	$59,019	$558

Cash flow dependent impaired loans:
Commercial real estate – mortgage	$1,957	$2,328	$176	$2,328	$55
Consumer real estate – mortgage	4,972	5,869	568	5,875	143
Construction and land development	12,408	12,619	3,825	12,623	234
Commercial and industrial	11,875	13,005	3,998	12,996	324
Consumer and other	760	846	390	846	17
Total	$31,972	$34,667	$8,957	$34,668	$773
Total Impaired Loans	$80,863	$93,570	$8,957	$93,687	$1,331

Pinnacle Financial’s policy is that once a loan is classified as impaired and placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  Pinnacle Financial recognized approximately $42,000 and $1,331,000 of interest income from cash payments received during the years ended December 31, 2011 and 2010, respectively, while the underlying loans were placed on impaired status.  Also, during the year ended December 31, 2011, Pinnacle Financial also recognized approximately $1,579,000 of interest payments as principal reductions on these impaired loans.

Impaired loans also include loans that Pinnacle National has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle National may have to otherwise incur.  If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. Loans that have been restructured that were performing pursuant to the restructured terms as of the restructure date are reported as troubled debt restructurings.  At December 31, 2011 and 2010, there were $23.4 million and $20.3 million, respectively, of troubled debt restructurings that were performing as of the restructure date.  Troubled commercial loans are restructured by specialists within our Special Asset Group and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are trained to reduce Pinnacle Financial’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 in the third quarter of 2011, Pinnacle Financial reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Pinnacle Financial identified as troubled debt restructurings certain receivables for which the allowance for loan losses had previously been measured under the general allowance for loan losses methodology. Upon identifying those receivables as troubled debt restructurings, Pinnacle Financial accounted for these loans under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as a troubled debt restructuring. At December 31, 2011, the recorded investment in receivables for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and are now individually measured for impairment as outlined under ASC 310-10-35, troubled debt restructurings totaled $3.1 million, and the allowance for loan losses associated with those receivables, on the basis of a current evaluation of loss, was $364,000.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of each troubled debt restructuring categorized by loan classification as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	9	$15,378	$12,619	9	$16,129	$15,992
Consumer real estate – mortgage	16	5,874	5,358	1	560	560
Construction and land development	2	77	65	-	-	-
Commercial and industrial	26	1,845	1,563	2	3,779	3,778
Consumer and other	4	242	205	-	-	-
	57	$23,416	$19,810	12	$20,468	$20,330

Pinnacle Financial has not had any troubled debt restructurings that subsequently defaulted. A default is defined as an occurrence which violates the terms of the receivable’s contract.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at the date shown (in thousands):

	December 31, 2011	December 31, 2010
Lessors of nonresidential buildings	$509,003	$502,268
Lessors of residential buildings	177,414	132,668
Land subdividers	119,106	144,550

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents past due balances at December 31, 2011 and 2010, by loan segment and class allocated between performing and impaired status (in thousands):

	At December 31, 2011
	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Impaired (1)	Current and accruing	Total Loans

Commercial real estate:
Owner-occupied	$2,489	$-	$2,489	$6,735	$572,746	$581,970
All other	3,260	-	3,260	3,227	522,505	528,992
Consumer real estate – mortgage	2,589	254	2,843	12,487	680,415	695,745
Construction and land development	1,572	-	1,572	12,965	259,711	274,248
Commercial and industrial	648	604	1,252	11,890	1,132,593	1,145,735
Consumer and other	526	-	526	551	63,584	64,661
	$11,084	$858	$11,942	$47,855	$3,231,554	$3,291,351

	At December 31, 2010
	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Impaired (1)	Current and accruing	Total Loans

Commercial real estate:
Owner-occupied	$1,602	$-	$1,602	$10,037	$520,260	$531,899
All other	362	-	362	2,505	559,849	562,716
Consumer real estate – mortgage	3,544	-	3,544	9,035	692,908	705,487
Construction and land development	2,157	38	2,195	43,514	285,552	331,261
Commercial and industrial	1,636	100	1,736	14,740	995,615	1,012,091
Consumer and other	152	-	152	1,032	67,802	68,986
	$9,453	$138	$9,591	$80,863	$3,121,986	$3,212,440

(1)
Approximately $25.5 million and $33.2 million of impaired loans as of December 31, 2011 and 2010, respectively, are currently performing pursuant to their contractual terms.  All impaired loans as of these dates are on nonaccrual status.  Troubled debt restructurings are not included in impaired loans.

The following table shows the allowance allocation by loan segment for accruing and impaired loans at December 31, 2011 and 2010 (in thousands):

	Accruing Loans		Impaired Loans		Total Allowance for Loan Losses
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Commercial real estate – mortgage	$23,340	$19,076	$57	$176	$23,397	$19,252
Consumer real estate – mortgage	10,001	9,330	301	568	10,302	9,898
Construction and land development	10,776	15,297	1,264	3,825	12,040	19,122
Commercial and industrial	18,022	17,428	2,767	3,998	20,789	21,426
Consumer and other	1,074	1,484	51	390	1,125	1,874
Unallocated	6,322	11,003	-	-	6,322	11,003
	$69,535	$73,618	$4,440	$8,957	$73,975	$82,575

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the allowance for loan losses from December 31, 2009 to December 31, 2011 by loan segment (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2009	$22,505	$10,725	$23,027	$26,332	$2,456	$6,914	$91,959
Charged-off loans	(9,041)	(6,769)	(27,526)	(23,555)	(652)	-	(67,543)
Recovery of previously charged-off loans	343	377	2,618	874	252	-	4,464
Provision for loan losses	5,445	5,565	21,003	17,775	(182)	4,089	53,695
Balances, December 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(3,044)	(5,076)	(10,157)	(15,360)	(1,213)	-	(34,850)
Recovery of previously charged-off loans	116	495	1,530	2,167	144	-	4,452
Provision for loan losses	7,073	4,985	1,545	12,556	320	(4,681)	21,798
Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter.  The level of the allowance is based upon evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss data including internal and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

At December 31, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.8 million to current directors, executive officers, and their related entities, of which $9.6 million had been drawn upon.  At December 31, 2010, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $22.5 million to directors, executive officers, and their related entities, of which approximately $18.1 million had been drawn upon.  The terms on these loans and extensions are when the loan is made on substantially the same terms customary for other persons similarly situated for the type of loan involved.  None of these loans to certain directors, executive officers, and their related entities, were impaired at December 31, 2011 or 2010. At December 31, 2011, Pinnacle National classified $3.5 million of loans to one of its directors and affiliated entities of his as potential problem loans.

Residential Lending

At December 31, 2011, Pinnacle Financial had approximately $35.4 million of mortgage loans held-for-sale compared to approximately $16.2 million at December 31, 2010.  These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three years ended December 31, 2011, Pinnacle Financial recognized $4.2 million, $4.1 million and $3.1 million in net gains on the sale of these loans, respectively.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From inception of Pinnacle National’s mortgage department in January 2003 through December 31, 2011, Pinnacle National originated and sold approximately 10,854 mortgage loans totaling $2.323 billion to third-party purchasers.  Of the approximately 10,854 mortgage loans, Pinnacle National underwrote approximately 2,542 conventional loans at an 80% or less loan-to-value that were sold to other investors and underwrote 2,138 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of the representations and warranties associated with these loans has been insignificant and has resulted in insignificant losses to Pinnacle National. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle until settlement with the purchaser.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus on foreclosure practices of financial institutions nationwide, Pinnacle National evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At December 31, 2011, Pinnacle National has $699.1 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle National personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 7.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2011 and 2010 are summarized as follows (in thousands):

	Range of Useful Lives	2011	2010
Land	-	$19,206	$17,324
Buildings	15 to 30 years	46,155	47,836
Leasehold improvements	15 to 20 years	18,820	19,134
Furniture and equipment	3 to 15 years	47,483	47,451
		131,664	131,745
Accumulated depreciation and amortization		(54,537)	(49,371)
		$77,127	$82,374

Depreciation and amortization expense was approximately $6.6 million, $7.4 million, and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities.  Rent expense related to these leases for 2011, 2010 and 2009 totaled $3.8 million, $4.3 million and $2.6 million, respectively.  At December 31, 2011, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2012	$3,796
2013	3,542
2014	3,519
2015	3,410
2016	3,492
Thereafter	33,135
$50,894

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Deposits

At December 31, 2011, the scheduled maturities of time deposits are as follows (in thousands):

2012	$593,473
2013	75,143
2014	23,184
2015	6,394
2016	16,275
Thereafter	28
$714,497

Additionally, at December 31, 2011 and 2010, approximately $102.1 million and $151.3 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2011 and 2010, Pinnacle Financial had $1.7 million and $1.0 million, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Note 9.  Federal Home Loan Bank Advances

Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist Pinnacle National in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $1.0 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2011 and 2010, Pinnacle Financial had received advances from the FHLB totaling $225,750,000 and $120,987,000, respectively.  Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $319,000 and $406,000 at December 31, 2011 and 2010, respectfully.  At December 31, 2011, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates

2012	$115,000	0.12%
2013	-	0.00%
2014	75,000	2.03%
2015	-	0.00%
2016	15,000	3.11%
Thereafter	20,750	1.57%
	$225,750
Weighted average interest rate		1.09%

At December 31, 2011, Pinnacle National had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta’s discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month.  At December 31, 2011, there was no balance owed to the Federal Reserve Bank or other correspondents under these agreements. At December 31, 2011, Pinnacle Financial had approximately $43 million in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle National has arranged lines of credit.  At December 31, 2011, Pinnacle National was not carrying any balances under these arrangements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Investments in Affiliated Companies and Subordinated Debt

On August 5, 2008, Pinnacle National entered into a $15 million subordinated term loan with a regional bank.  This loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at December 31, 2011, $9 million of borrowings under this loan qualified as Tier 2 capital for regulatory capital purposes.  The portion that qualifies as Tier 2 capital decreases by $3 million at August 2012 and each subsequent anniversary.

Beginning on December 29, 2003, Pinnacle Financial established Trusts that were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  The $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and the $82,476,000 obligation is reflected as subordinated debt. The details of the Trusts established are as follows:

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2011
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.35%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.98%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.23%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.40%

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

Subject to approval by the Federal Reserve Bank of Atlanta (Federal Reserve Bank) and the limitations on repurchase resulting from Pinnacle Financial’s participation in the CPP, the Trust Preferred Securities may be redeemed prior to maturity at our option except for Trust IV which may be redeemed at our option after September 30, 2012.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined summary financial information for the Trusts follows (in thousands):

Combined Summary Balance Sheets
	December 31, 2011	December 31, 2010
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$-	$-

Stockholder’s equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476
Total stockholder’s equity	82,476	82,476
Total liabilities and stockholder’s equity	$82,476	$82,476

Combined Summary Income Statements
	Year ended December 31,
	2011	2010	2009
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$2,082	$2,749	$3,319
Net Income	$2,082	$2,749	$3,319

Combined Summary Statements of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Balances, December 31, 2008	$80,000	$2,476	$-	$82,476
Net income	-	-	3,319	3,319
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(3,217)	(3,217)
Common- paid to Pinnacle Financial	-	-	(102)	(102)
Balances, December 31, 2009	$80,000	$2,476	$-	$82,476
Net income	-	-	2,749	2,749
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,669)	(2,669)
Common- paid to Pinnacle Financial	-	-	(80)	(80)
Balances, December 31, 2010	$80,000	$2,476	$-	$82,476
Net income	-	-	2,082	2,082
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,017)	(2,017)
Common- paid to Pinnacle Financial	-	-	(65)	(65)
Balances, December 31, 2011	$80,000	$2,476	$-	$82,476

Note 11.  Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim  periods. As of December 31, 2011, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2011. As of December 31, 2011, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax (benefit) expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Current tax expense (benefit):
Federal	$8,157	$(13,412)	$(4,747)
State	-	-	-
Total current tax (benefit) expense	8,157	(13,412)	(4,747)
Deferred tax expense (benefit):
Federal	(19,646)	13,482	(18,366)
State	(3,749)	4,340	(6,280)
Total deferred tax (benefit) expense	(23,395)	17,822	(24,646)
Total income tax (benefit) expense	$(15,238)	$4,410	$(29,393)

Pinnacle Financial's income tax (benefit) expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009

Income tax expense (benefit) at statutory rate	$9,975	$(6,962)	$(22,712)
State excise tax (benefit) expense, net of federal tax effect	(255)	(2,305)	(4,082)
Tax-exempt securities	(2,655)	(3,017)	(2,303)
Federal tax credits	-	(360)	(360)
Bank owned life insurance	(406)	(320)	(181)
Insurance premiums	(151)	(301)	(385)
Other items	734	600	630
Valuation allowance in continuing operations	(22,480)	17,075	-
Income tax (benefit) expense	$(15,238)	$4,410	$(29,393)

Pinnacle Financial's effective tax rate for 2011 and 2010 differs from the Federal income tax statutory rate of 35% primarily due to a state excise tax (benefit), investments in bank qualified municipal securities, bank owned life insurance, tax savings from our captive insurance subsidiary, PNFP Insurance, Inc., and the full reversal in fiscal 2011 of the beginning of year valuation allowance against net deferred tax assets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Loan loss allowance	$28,684	$32,068
Loans	783	268
Insurance	664	624
Accrued liability for supplemental retirement agreements	476	390
Restricted stock and stock options	3,525	2,896
Net operating loss carryforward	4,753	4,091
Alternative minimum tax carryforward	3,341	-
Other real estate owned	2,076	1,416
Other deferred tax assets	1,152	1,930
Gross deferred tax assets	45,454	43,683
Less valuation allowance	-	(22,480)
Total deferred tax assets	45,454	21,203

Deferred tax liabilities:
Depreciation and amortization	7,522	7,696
Core deposit intangible asset	2,735	3,815
Securities	14,675	7,116
REIT dividends	1,179	259
FHLB related liabilities	3,016	1,783
Other deferred tax liabilities	489	534
Total deferred tax liabilities	29,616	21,203
Net deferred tax assets	$15,838	$-

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome and accordingly, Pinnacle Financial established a valuation allowance against the net deferred tax asset at June 30, 2010. Subsequently, Pinnacle Financial reported increasing profitability in subsequent fiscal quarters, demonstrated an improved ability to produce reliable projections, and realized an improvement in overall asset quality and related credit metrics. Due to these factors, other positive trends and the relatively short period of time in which Pinnacle Financial forecasted to exit a three-year cumulative pre-tax loss position and utilize our net deferred tax asset, Pinnacle Financial determined during the quarter ended September 30, 2011 that sufficient positive evidence, both subjective and objective existed to reverse the beginning of the year deferred tax valuation allowance.

Note 12.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At December 31, 2011, these commitments amounted to $937.1 million.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At December 31, 2011, these commitments amounted to $76.2 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2011 and 2010, respectively, Pinnacle Financial had accrued $1,198,000 and $998,000 for the inherent risks associated with off balance sheet commitments.

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is party arise from time to time in the normal course of business. Except as described below, as of the date hereof, there are no material pending legal proceedings to which Pinnacle Financial or any of its subsidiaries is a party or of which any of its or its subsidiaries’ properties are subject.

During the fourth quarter, a customer of Pinnacle National’s filed a punative class action lawsuit (styled John Higgins, et al. v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle National and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle National’s customers within the State of Tennessee alleging that Pinnacle National’s method of ordering debit card transactions had caused customers of Pinnacle National to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment and unconscionability. The plaintiff is seeking, among other remedies, an award of unspecified compensatory, pre-judgment interest, costs and attorneys’ fees.  On January 17, 2012, Pinnacle Financial and Pinnacle National filed a motion to dismiss the complaint. As of December 31, 2011, the Company cannot reasonably estimate the probability of a potential loss, if any, associated with this litigation and intends to contest this matter vigorously.

Note 13.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2011, 2010, and 2009. Pinnacle Financial’s expense associated with the matching component of the plan(s) for each of the years in the three-year period ended December 31, 2011 was approximately $1,887,000, $1,931,000 and $1,844,000, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

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

Pinnacle National serves as the Trustee of the Cavalry ESOP.  During the three-year period ended December 31, 2011, Pinnacle National assessed the Cavalry ESOP no fees as Trustee.  Additionally, Pinnacle National incurred administrative expenses, primarily auditing and consulting expenses, of $10,000 to maintain the Calvary ESOP in 2009.  During 2009, the Cavalry ESOP was terminated and all participant accounts were merged with and into the respective participant accounts of the Pinnacle 401k Plan.

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

Pinnacle Financial recognized approximately $330,000, $63,000, and $22,000 in compensation expense in each year of the three-year period ended December 31, 2011 related to the Cavalry SRAs.  During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  Two individuals remain as participants in the Cavalry SRAs.  Additionally, Pinnacle Financial incurred approximately $4,000 in administrative expenses to maintain the Cavalry SRA during the three-year period ended December 31, 2011.  At December 31, 2011, 2010 and 2009, included in other liabilities is $1,200,000, $994,000, and $1,042,000, respectively, which represents the net present value of the future obligations owed the two remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2011 and 2010.

Note 14.  Stock Options, Stock Appreciation Rights, Restricted Shares and Salary Stock Units

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share and restricted stock unit awards to employees and directors.  At December 31, 2011, there were approximately 531,000 shares available for issuance under these plans.

During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the Cavalry Plan).  All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expire at various dates between January 2011 and June 2012.  In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial common stock at the 0.95 exchange ratio.  The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio.  All other terms of the Cavalry options were unchanged.  At December 31, 2011, there were 3,401 shares of Pinnacle Financial common stock which could be acquired by the participants in the Cavalry Plan at an exercise price of $13.68 per share.

On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the Mid-America Plans).  All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017.  In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio.  The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share.  All other terms of the Mid-America options and stock appreciation rights were unchanged.  At December 31, 2011, there were 167,624 Pinnacle shares which could be acquired by the participants in the Mid-America Plan at exercise prices that ranged between $7.52 per share and $20.41 per share.  At December 31, 2011, there were approximately 89,000 shares available for issue under the Mid-America Plans to associates of Pinnacle Financial that were associates of Mid-America or its affiliates at the time of the merger.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2011, of the approximately 1,573,000 stock options and 8,100 stock appreciation rights outstanding, 705,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 876,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder.  Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise.  All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.  All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2011 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2008	2,232,100	$17.41
Granted	-	-
Stock options exercised	(63,754)	9.67
Stock appreciation rights exercised (2)	-	-
Forfeited	(18,572)	26.80
Outstanding at December 31, 2009	2,149,774	$17.54
Granted	-	-
Stock options exercised	(316,014)	6.45
Stock appreciation rights exercised (2)	(232)	15.60
Forfeited	(37,743)	21.89
Outstanding at December 31, 2010	1,795,785	$19.49
Granted	-	-
Stock options exercised	(163,829)	6.20
Stock appreciation rights exercised (2)	-	15.60
Forfeited	(50,918)	23.44
Outstanding at December 31, 2011	1,581,038	$20.81	3.62	$3,683
Outstanding and expected to vest at December 31, 2011	1,579,123	$20.80	3.61	$3,683
Options exercisable at December 31, 2011	1,451,072	$20.34	3.43	$3,683

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $16.15 per common share at December 31, 2011 for the 440,507 options and stock appreciation rights that were in-the-money at December 31, 2011.

(2)	There were no stock appreciation rights exercised during 2009 or 2011. The 232 stock appreciation rights exercised during 2010 settled in 13 shares of Pinnacle Financial common stock.

During the year ended December 31, 2011, approximately 161,533 option awards vested at an average exercise price of $28.20.  Those awards which vested had no intrinsic value.  During each of the years in the three-year period ended December 31, 2011, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial’s equity incentive plans was $1,330,000, $1,919,000 and $640,000, respectively, determined as of the date of option exercise.

As of December 31, 2011, there was approximately $0.4 million of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.86 years.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial adopted ASC 718-20 Compensation using the modified prospective transition method on January 1, 2006. Accordingly, during the three-years ended December 31, 2011, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for stock-based awards granted after January 1, 2006, based on fair value estimates using the Black-Scholes valuation model.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. As ASC 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2011, 2010, and 2009 has been reduced for estimated forfeitures. The impact on the results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with ASC 718-20 (related to stock option awards) for the three-year period ended December 31, 2011 was as follows:

	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Totals
For the year ended December 31,2011:
Stock-based compensation expense	$-	$1,196,059	$1,196,059
Deferred income tax benefit	-	469,214	469,214
Stock-based compensation expense after deferred income tax benefit	$-	$726,845	$726,845
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.02	$0.02
Fully diluted	$0.00	$0.02	$0.02

For the year ended December 31,2010:
Stock-based compensation expense	$46,058	$1,631,235	$1,677,293
Deferred income tax benefit	-	639,933	639,933
Stock-based compensation expense after deferred income tax benefit	$46,058	$991,302	$1,037,360
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.03	$0.03
Fully diluted	$0.00	$0.03	$0.03

For the year ended December 31,2009:
Stock-based compensation expense	$227,200	$1,579,529	$1,806,729
Deferred income tax benefit	-	619,649	619,649
Stock-based compensation expense after deferred income tax benefit	$227,200	$959,880	$1,187,080
Impact on per share results from stock-based compensation:
Basic	$0.01	$0.03	$0.04
Fully diluted	$0.01	$0.03	$0.04

There were no options granted in the years ended December 31, 2011, 2010 or 2009.

Restricted Shares

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2011 under the 2004 Equity Incentive Plan.  During the three-year period ended December 31, 2011, Pinnacle Financial awarded 310,773 shares in 2009, 315,069 shares in 2010 and 361,966 shares in 2011 of restricted common stock awards to certain Pinnacle Financial associates and outside directors.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity for unvested restricted share awards for the years ended December 31, 2011, 2010, and 2009 follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2008	231,881	$24.76
Shares awarded	310,733	19.13
Restrictions lapsed and shares released to associates/directors	(39,838)	24.20
Shares forfeited	(21,892)	29.48
Unvested at December 31, 2009	480,884	$21.03
Shares awarded	315,069	14.35
Restrictions lapsed and shares released to associates/directors	(80,028)	18.60
Shares forfeited	(75,431)	22.37
Unvested at December 31, 2010	640,394	$17.63
Shares awarded	361,966	13.38
Restrictions lapsed and shares released to associates/directors	(90,406)	17.62
Shares forfeited	(62,251)	20.66
Unvested at December 31, 2011	849,703	$15.61

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2011. The table below reflects the life-to-date activity for these awards:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Withheld for taxes by participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2009	Associates	5	173,114	53,571	12,836	18,435	88,272
2010	Associates	5	140,849	21,622	5,582	13,375	100,270
2011	Associates	5	144,145	173	77	5,925	137,970
Performance Based Awards (3)
2009	Leadership team (4)	10	92,669	-	-	25,534	67,135
2009	Leadership team (4)	3	30,878	-	-	-	30,878
2010	Leadership team (4)	10	59,568	5,695	1,637	-	52,236
2010	Leadership team (5)	3	39,250	-	-	-	39,250
2010	Leadership team (6)	2	58,203	-	-	-	58,203
2011	Leadership team (4)	10	152,093	-	-	-	152,093
2011	Leadership team (5)	3	29,595	-	-	-	29,595
2011	Leadership team (6)	3	21,097	-	-	-	21,097
Outside Director Awards (7)
2009	Outside directors	1	14,112	12,348	1,764	-	-
2010	Outside directors	1	17,199	17,199	-	-	-
2011	Outside directors	1	15,036	12,530	-	2,506	-

(1)
Groups include our employees (referred to as associates above), our executive managers (referred to as our Leadership Team above) and our outside directors.  Included in the Leadership Team awards noted above are awards to our named executive officers. When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares other than to Pinnacle Financial in satisfaction of withholding tax obligations until the later of the date that the forfeiture restrictions have lapsed and the date we have redeemed the Series A preferred stock.  Once the forfeiture restrictions lapse, the participant is taxed on the value of the award and, subject to the limitations on transferability of the CPP, may elect to sell shares to pay the applicable income taxes associated with the award or have these shares remitted to Pinnacle Financial.

(2)	These shares vest in equal annual installments on the first five anniversary dates of the grant.
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
(5)
The forfeiture restrictions on these restricted share awards lapse in installments as follows: 66.6% on the second anniversary date should Pinnacle Financial achieve certain earnings and soundness targets, and 33.4% on the third anniversary date should Pinnacle Financial achieve certain earnings and soundness targets in each of these periods (or, alternatively, the cumulative three-year period).

(6)
The forfeiture restriction on these restricted share awards lapse in one lump sum on the second anniversary date of the grant so long as Pinnacle Financial is profitable for the fiscal year immediately preceding the vesting date.

(7)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapsed on the one year anniversary date of the award based on each individual board member meeting his/her attendance goals for the various board and board committee meetings to which each member was scheduled to attend.  All board members who had been granted these restricted shares met their attendance goals with the exception of two board members during 2011 which resigned their board seats and forfeited their restricted share awards of 1,253 shares each.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately.  Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2011, follows:

	2011	2010	2009

Restricted stock expense (1)	$3,239,677	$2,303,720	$1,444,274
Income tax benefit	1,270,925	903,749	566,589
Restricted stock expense, net of income tax benefit	$1,968,752	$1,399,971	$877,685
Impact on per share results from restricted stock expense:
Basic	$0.06	$0.04	$0.03
Fully diluted	$0.06	$0.04	$0.03

(1)
During the years ended December 31, 2011, 2010, and 2009, $149,000, $149,000 and $172,000, respectively, in previously expensed compensation associated with certain traunches of restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards were unlikely to be achieved.

Salary Stock Unit Awards

During the first quarter of 2011 and third quarter of 2011, the Human Resources and Compensation Committee of Pinnacle Financial approved the issuance of Salary Stock Units (SSU) to the named executive officers of the Company. The SSUs are designed to comply with the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009. The SSUs accrue and are earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with the Company. Generally, SSUs granted to named executive officers are immediately vested (and therefore not subject to forfeiture) and are payable in shares of the Company’s common stock on a one-for-one basis. For the year ended December 31, 2011, Pinnacle Financial issued 54,526 salary stock units and recognized approximately $777,000 in compensation costs attributable to the SSUs. Effective December 31, 2011, these restricted stock units were settled into 42,688 shares of Pinnacle Financial common stock, net of the 11,838 shares which were withheld for taxes.

Note 15.	Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Beginning in 2007, Pinnacle Financial entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk.  These swaps qualify as derivatives, but are not designated as hedging instruments. All of the derivatives held at December 31, 2011 and 2010 related to these customer swaps.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes Pinnacle Financial, and results in credit risk to Pinnacle Financial.  When the fair value of a derivative instrument contract is negative, Pinnacle Financial owes the customer or counterparty and therefore, Pinnacle Financial has no credit risk.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Pinnacle Financial’s interest rate swaps as of December 31, 2011 is included in the following table (in thousands):

	At December 31, 2011
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$257,639	$17,937
Pay variable / receive fixed swaps	257,639	(18,147)
Total	$515,278	$(210)

Note 16.  Employment Contracts

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

Note 17.  Related Party Transactions

A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial.  For each of the years in the three-year period ended December 31, 2011, Pinnacle Financial incurred approximately $242,000, $234,000, and $282,000, respectively, in expense for services rendered by this public relations company.  Another former director is an officer in an insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies.

During 2004, Pinnacle Financial’s wholly-owned subsidiary, Pinnacle Credit Enhancement Holdings, Inc. (PCEH), acquired a 24.5% membership interest in Collateral Plus, LLC.  Collateral Plus, LLC serves as an intermediary between investors and borrowers in certain financial transactions whereby the borrowers require enhanced collateral in the form of guarantees or letters of credit issued by the investors for the benefit of banks and other financial institutions.  A former employee of Pinnacle National also owned a 24.5% interest in Collateral Plus, LLC.   PCEH’s 24.5% ownership of Collateral Plus, LLC resulted in other noninterest income of $26,000 in 2011, $113,000 in 2010, and $309,000 in 2009.  During 2011, PCEH divested of its investment in Collateral Plus, LLC.

Also see Note 6-Loans and Allowance for Loan Losses, concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 13 – Salary Deferral Plans regarding supplemental retirement agreement obligations to two directors who were formerly directors of Cavalry.

Note 18.  Fair Value of Financial Instruments

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired loans – A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the difference is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy.

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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle National or acquired by deed in lieu of foreclosure through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are reflected in noninterest expense, as applicable.  Other real estate owned is included in Level 3 of the valuation hierarchy.

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

The following tables present the financial instruments carried at fair value as of December 31, 2011 and 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$42,314	$-	$42,314	$-
Mortgage-backed securities	645,567	-	645,567	-
State and municipal securities	195,952	-	195,952	-
Corporate notes and other	11,129	-	11,129	-
Total investment securities available-for-sale	894,962	-	894,962	-
Other investments	3,400	-	-	3,400
Other assets	67,319	-	17,937	49,382
Total assets at fair value	$965,681	$-	$912,899	$52,782

Other liabilities	$18,147	$-	$18,147	$-
Total liabilities at fair value	$18,147	$-	$18,147	$-

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$90,415	$-	$90,415	$-
Mortgage-backed securities	701,262	-	701,262	-
State and municipal securities	211,481	-	211,481	-
Corporate notes and other	11,159	-	11,159	-
Total investment securities available-for-sale	1,014,317	-	1,014,317	-
Other investments	2,693	-	-	2,693
Other assets	62,710	-	14,441	48,269
Total assets at fair value	$1,079,720	$-	$1,028,758	$50,962

Other liabilities	$14,639	$-	$14,639	$-
Total liabilities at fair value	$14,639	$-	$14,639	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters	Total losses for the year ended December 31, 2011
		(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$39,714	$-	$-	$39,714	$(6,890)
Impaired loans, net (1)	43,415	-	-	43,415	(8,661)
Total	$83,129	$-	$-	$83,129	$(15,551)

(1)	Amount is net of a valuation allowance of $4.4 million as required by ASC 310-10, “Receivables.”

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Models with significant observable market parameters	Models with significant unobservable market parameters	Total losses for the year ended December 31, 2010
		(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$59,608	$-	$-	$59,608	$(11,365)
Impaired loans, net (2)	71,906	-	-	71,906	(11,446)
Total	$131,514	$-	$-	$131,514	$(22,811)

(2)	Amount is net of a valuation allowance of $8.9 million as required by ASC 310-10, “Receivables.”
In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the twelve months ended December 31, 2011, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2011 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	Year ended December 31,
	2011		2010
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$50,962	$-	$49,518	$-
Total realized gains included in income	1,427	-	1,022	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31	-	-	-	-
Purchases, issuances and settlements, net	393	-	422	-
Transfers out of Level 3	-	-	-	-
Fair value, December 31	$52,782	-	$50,962	-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$1,427	$-	$1,022	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and December 31, 2010.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Loans- Beginning in the second quarter of 2011, Pinnacle incorporated a component of credit risk into our determination of the fair value of our loans.  The addition of this credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

Mortgage loans held-for-sale - Mortgage loans held-for-sale are carried at the lower of cost or fair value.  The estimate of fair value is equal to the selling price of these loans as they are usually sold within a few weeks of their origination.

Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Subordinated Debt - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and subordinated debt approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

Off-Balance Sheet Instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on current fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded. Pinnacle Financial has determined that the fair value of commitments to extend credit is not significant.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of Pinnacle Financial's financial instruments at December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Financial assets:
Cash and cash equivalents	$172,163	$172,163	$188,586	$188,586
Securities available-for-sale	894,962	894,962	1,014,317	1,014,317
Securities held-to-maturity	2,329	2,369	4,320	4,412
Mortgage loans held-for-sale	35,363	35,363	16,206	16,206
Loans, net (2)	3,217,376	2,893,526	3,129,865	2,874,894
Derivative assets	17,937	17,937	14,441	14,441
Bank owned life insurance	48,883	48,883	47,724	47,724
Other investments	3,400	3,400	2,693	2,693

Financial liabilities:
Deposits and securities sold under agreements to repurchase	$3,785,931	$3,752,490	$3,979,352	$3,974,408
Federal Home Loan Bank advances	226,069	226,460	121,393	126,399
Subordinated debt	97,476	72,030	97,476	75,360
Derivative liabilities	18,147	18,147	14,639	14,639

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-balance sheet instruments:
Commitments to extend credit (3)	$937,084	$1,031	$848,023	$998
Standby letters of credit (4)	76,176	529	75,172	275

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
The estimated fair value of loans included in the table above includes a credit risk adjustment of approximately $330 million and $310 million, respectively, at December 31, 2011 and 2010, respectively.  The previously disclosed December 31, 2010 fair value of loans has been adjusted to incorporate the credit risk adjustment.

(3)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments to extend credit.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at December 31, 2011 and 2010, Pinnacle Financial included in other liabilities $1.2 million and $998,000, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(4)
At December 31, 2011 and 2010, the fair value of Pinnacle Financial’s standby letters of credit was $260,000 and $275,000.  Included in this amount is the unamortized fee associated with these standby letters of credit.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 19.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2011 and 2010 has been prepared in accordance with ASC 810.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-consolidated Variable Interest Entities

At December 31, 2011, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

Pinnacle Financial serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entities’ economic performance. However, since the management fees Pinnacle Financial receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met, such VIEs are not consolidated by Pinnacle Financial because it cannot be the trusts’ primary beneficiary. Pinnacle Financial has no contractual requirements to provide financial support to the trusts.

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of December 31, 2011 (in thousands):

	December 31, 2011		December 31, 2010
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$5,917	$-	$4,095	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	17,223	-	19,907	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Regulatory Matters

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (OCC).  Pinnacle Financial is also subject to limits on payment of dividends to its stockholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP.  Pinnacle Financial has not paid any cash dividends since inception, and it does not anticipate that it will consider paying dividends until Pinnacle Financial generates sufficient capital through net income from operations to support both anticipated asset growth and dividend payments.  Pursuant to federal banking regulations, at December 31, 2011 Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial unless such dividends do not exceed current year profits and exceed the net retained earnings less losses of the prior two years. At December 31, 2011, Pinnacle National’s retained net profits less losses for the two years then ended were $20.8 million. At December 31, 2011, until such time as it may receive dividends from Pinnacle National, Pinnacle Financialanticipates servicing its preferred stock dividend and subordinated indebtedness requirements from its available cash balances. Pinnacle Financial has informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making dividend payments on its Series A preferred stock and subordinated debt payments on the subordinated debentures associated with its affiliated trusts’ trust preferred securities or causing Pinnacle National to pay dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2011, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, Pinnacle Financial and Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011

Total capital to risk weighted assets:
Pinnacle Financial	$579,877	15.3%	$302,433	8.0%	$380,799	10.0%
Pinnacle National	$528,436	14.0%	$301,838	8.0%	$380,063	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$523,277	13.8%	$151,216	4.0%	$228,479	6.0%
Pinnacle National	$471,928	12.5%	$150,919	4.0%	$228,038	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$523,277	11.4%	$184,138	4.0%	N/A	N/A
Pinnacle National	$471,928	10.3%	$183,431	4.0%	$229,289	5.0%

At December 31, 2010

Total capital to risk weighted assets:
Pinnacle Financial	$559,296	15.4%	$291,128	8.0%	$367,671	10.0%
Pinnacle National	$487,204	13.4%	$290,589	8.0%	$367,006	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$501,337	13.8%	$145,564	4.0%	$220,603	6.0%
Pinnacle National	$429,328	11.8%	$145,295	4.0%	$220,204	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$501,337	10.7%	$187,463	4.0%	N/A	N/A
Pinnacle National	$429,328	9.2%	$186,812	4.0%	$233,514	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the OCC required Pinnacle National to maintain a minimum Tier 1 capital to average assets ratio of 8% and a minimum total capital to risk-weighted assets ratio of 12%.  During the fourth quarter of 2011, the OCC lifted this individual minimum capital requirement but Pinnacle National maintained it as an internal target.   As noted above, Pinnacle National had 10.3% of Tier 1 capital to average assets and 14.0% of total capital to risk-weighted assets at December 31, 2011.  At December 31, 2011, Pinnacle Financial has $36.5 million of cash available, if required, for further capital support of Pinnacle National.

Note 21.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011:

CONDENSED BALANCE SHEETS

	2011	2010
Assets:
Cash and cash equivalents	$36,496,508	$64,144,219
Investments in consolidated subsidiaries	743,704,779	690,046,284
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	928,000
Other investments	3,400,183	2,693,315
Current income tax receivable	478,134	10,365,547
Other assets	6,439,735	5,822,711
	$792,995,339	$775,548,076
Liabilities and stockholders’ equity:
Income taxes payable to subsidiaries	$309,118	$15,548,096
Subordinated debt and other borrowings	82,476,000	82,476,000
Other liabilities	65,653	66,693
Stockholders’ equity	710,144,568	677,457,287
	$792,995,339	$775,548,076

CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009
Revenues	$1,228,999	$1,054,997	$364,501
Expenses:
Interest expense – subordinated debentures	2,082,836	2,749,085	3,318,982
Stock-based compensation expense	4,435,739	3,981,013	3,251,003
Other expense	669,560	702,728	888,709
Loss before income taxes and equity in undistributed income (loss) of subsidiaries	(5,959,136)	(6,377,829)	(7,094,193)
Income tax benefit	(7,641,435)	(2,125,035)	(2,420,852)
Income (loss) before equity in undistributed income of subsidiaries and accretion on preferred stock discount	1,682,299	(4,252,794)	(4,673,341)
Equity in undistributed income (loss) of subsidiaries	42,055,068	(20,047,698)	(30,826,626)
Net income (loss)	43,737,367	(24,300,492)	(35,499,967)
Preferred stock dividends	4,606,493	4,815,972	4,815,972
Accretion on preferred stock discount	2,058,146	1,326,050	1,113,986
Net income (loss) available to common stockholders	$37,072,728	$(30,442,514)	$(41,429,925)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2011	2010	2009
Operating activities:
Net income (loss)	$43,737,367	$(24,300,492)	$(35,499,967)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock-based compensation expense	4,435,739	3,981,013	3,251,003
Loss (gain) on other investments	(313,562)	(272,116)	126,181
Decrease in income tax payable, net	(5,351,564)	12,796,200	(6,996,798)
(Increase) decrease in other assets	124,239	(2,408,735)	(3,345,104)
Increase (decrease) in other liabilities	(1,040)	(19,339,542)	19,098,558
Excess tax benefit from stock compensation	(13,819)	(16,776)	(53,538)
Deferred tax (expense) benefit	(636,040)	842,292	1,161,845
Equity in undistributed (income) loss of subsidiaries	(42,055,068)	20,047,698	30,826,626
Net cash provided by (used in) operating activities	(73,748)	(8,670,458)	8,568,806
Investing activities:
Investment in consolidated subsidiaries:
Banking subsidiaries	-	(25,000,000)	(80,787,000)
Other subsidiaries	-	(200,000)	(100,000)
Investments in other entities	(393,304)	(422,076)	(576,689)
Net cash used by investing activities	(393,304)	(25,622,076)	(81,463,689)
Financing activities:
Net increase (decrease) in borrowings from line of credit	-	-	(18,000,000)
Exercise of common stock warrants	-	285,000	300,000
Exercise of common stock options	1,447,362	3,037,064	666,034
Preferred dividends paid	(4,891,840)	(4,750,000)	(4,393,751)
Excess tax benefit from stock compensation arrangements	13,819	16,776	53,538
Partial redemption of preferred shares outstanding	(23,750,000)	-	-
Issuance of common stock, net of offering costs	-	-	109,027,785
Issuance of preferred stock, net of offering costs	-	-	-
Net cash (used in) provided by financing activities	(27,180,659)	(1,411,160)	87,653,606
Net increase (decrease) in cash	(27,647,711)	(35,703,694)	14,758,723
Cash and cash equivalents, beginning of year	64,144,219	99,847,913	85,089,190
Cash and cash equivalents, end of year	$36,496,508	$64,144,219	$99,847,913

Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.  Pinnacle National did not pay any dividends to Pinnacle Financial during the years ended December 31, 2011 or 2010.  During the year ended December 31, 2009, Pinnacle National paid dividends of $8,213,000 to Pinnacle Financial.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2011 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2011
Interest income	$47,224	$47,789	$46,888	$46,446
Net interest income	29,882	31,208	34,723	33,854
Provision for loan losses	6,139	6,587	3,632	5,439
Net income before taxes	3,505	6,660	9,128	9,207
Net income	3,505	6,372	26,101	7,760
Net income available to common stockholders	2,011	4,844	24,537	5,681
Basic net income per share available to common stockholders	$0.06	$0.14	$0.74	$0.17
Diluted net income per share per share available to common stockholders	$0.06	$0.14	$0.72	$0.17

2010
Interest income	$52,690	$50,929	$50,650	$49,079
Net interest income	36,560	35,697	36,060	36,056
Provision for loan losses	13,226	30,509	4,789	5,171
Net (loss) income before taxes	(4,347)	(20,734)	2,091	3,098
Net (loss) income	(3,822)	(26,364)	2,091	3,796
Net (loss) income available to common stockholders	(5,368)	(27,871)	549	2,248
Basic net (loss) income per share available to common stockholders	$(0.16)	$(0.85)	$0.02	$0.07
Diluted net (loss) income per share per share available to common stockholders	$(0.16)	$(0.85)	$0.02	$0.07

2009
Interest income	$49,518	$50,028	$52,442	$53,727
Net interest income	28,700	30,512	34,548	37,030
Provision for loan losses	13,610	65,320	22,134	15,694
Net income (loss) before taxes	2,983	(54,813)	(7,130)	(5,935)
Net income (loss)	2,090	(31,776)	(3,347)	(2,467)
Net income (loss) available to common stockholders	643	(33,247)	(4,852)	(3,977)
Basic net income (loss) per share available to common stockholders	$0.03	$(1.33)	$(0.15)	$(0.12)
Diluted net income (loss) per share per share available to common stockholders	$0.03	$(1.33)	$(0.15)	$(0.12)

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial’s internal control over financial reporting is set forth on page 59 of this Annual Report on Form 10-K.  The report of Pinnacle Financial’s independent registered public accounting firm on Pinnacle Financial’s internal control over financial reporting is set forth on page 61 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012 under the headings “Corporate Governance-Code of Conduct,” “Proposal #1 Election of Directors-Audit Committee,” “Proposal #1 Election of Directors,” “Executive Management,” and “Section 16A Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012 under the heading, “Proposal #1 Election of the Directors-Director Compensation,” “Executive Compensation” and “Human Resources and Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item regarding security ownership of certain beneficial owners management and will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012 under the heading, “Security Ownership of Certain Beneficial Owners and Management,” and are incorporated herein by reference.

The following table summarizes information concerning the Company's equity compensation plans at December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders:
2000 Stock Incentive Plan	382,234	$21.41	-
2004 Equity Incentive Plan	1,027,779	21.41	442,062
1999 Cavalry Bancorp, Inc. Stock Option Plan	3,401	13.68	-
Bank of the South 2001 Stock Option Plan	35,587	17.99	-
PrimeTrust Bank 2001 Statutory-Non-Statutory Stock Option Plan	651	7.52	-
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	54,221	12.89	-
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	77,165	16.42	88,873
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,581,038	$20.77	530,935

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012 under the headings, “Certain Relationships and Related Transactions,” and “Corporate Governance-Director Independence” and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description
2.1
Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (1)

2.2
Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Mid-America Bancshares, Inc. (schedules and exhibits to which been omitted pursuant to Item 601(b)(2) of Regulation S-K) (2)

3.1	Amended and Restated Charter, as amended (Restated for SEC filing purposes only)
3.2	Bylaws (3)
4.1.1	Specimen Common Stock Certificate (4)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
4.2	Series A Preferred Stock Certificate (5)
10.1	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (4)
10.2	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (4) *
10.3	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (4) *
10.4	Form of Restricted Stock Award Agreement (6)
10.5	Form of Incentive Stock Option Agreement (6)
10.6	Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (7) *
10.7	Form of Restricted Stock Agreement for non-employee directors (8) *
10.8	Form of Non-Qualified Stock Option Agreement (9) *
10.9	Calvary Bancorp, Inc. 1999 Stock Option Plan (10) *
10.10	Amendment No. 1 to Calvary Bancorp, Inc. 1999 Stock Option Plan (10) *
10.11	Form of Non-Qualified Stock Option Agreement (10)*
10.12	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (10) *
10.13	Amendment No. 3 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (10) *
10.14	Form of Restricted Stock Award Agreement (11) *
10.15	Amendment No. 4 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (12)
10.16	Form of Restricted Stock Award Agreement (13) *
10.17	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (14) *
10.18	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (14) *
10.19	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (14) *
10.20	Amended Employment Agreement by and among Pinnacle National Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (14) *
10.21	Bank of the South 2001 Stock Option Plan (14)
10.22	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (14) *
10.23	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (14) *
10.24	Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (14) *
10.25	Amendment No. 1 to Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (15) *
10.26	Revolving Credit Agreement by and between Pinnacle Financial Partners, Inc. and SunTrust Bank dated February 28, 2008 (16)
10.27	Pinnacle Financial Partners, Inc. Stock Purchase Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (17)
10.28	Registration Rights Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (17)
10.29	Subordinated Capital Note Series 2008-1 Note Purchase/Loan Agreement by and between Pinnacle National Bank and SunTrust Bank dated August 5, 2008 (18)
10.30	Pinnacle National Bank Subordinated Capital Note Series 2008-1 dated August 5, 2008 (18)
10.31	Securities Purchase Agreement by and between the United States Department of the Treasury and Pinnacle Financial Partners, Inc. dated December 12, 2008 (5)
10.32	Warrant to purchase 534,910 shares of Common Stock of Pinnacle Financial Partners, Inc. (5)
10.33	Amendment No. 5 to Pinnacle Financial Partners, Inc. 2004 Equity Incentive Plan (19)
10.34	2010 Annual Cash Incentive Plan (20)*
10.35	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and M. Terry Turner dated November 24, 2009 (21)*
10.36	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. dated November 24, 2009 (21)*
10.37	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Hugh M. Queener dated November 24, 2009 (21)*

10.38	Senior Executive Officer Letter Agreement by and between Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated November 24, 2009 (21)*
10.39	Bonus Agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009 (21)*
10.40	Loan Agreement by and between Pinnacle National Bank and J. Harvey White dated June 15, 2009 (21)*
10.41	2010 Named Executive Officer Compensation Summary (22)*
10.42	2010 TARP CPP Executive Officer Performance Vested Restricted Stock Agreement (22)*
10.43	2010 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (22)*
10.44	Form of Salary Stock Unit Award Agreement (23)*
10.45	Form of 2011TARP CPP Executive Officer Performance Vested Restricted Stock Agreement (24)*
10.46	Form of 2011 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (24)*
10.47	Form of Named Executive Officers 2012 Restricted Stock Unit Award Agreement (25)*
10.48	Pinnacle Financial Partners, Inc. 2012 Annual Cash Incentive Plan (25)*
10.49	2011 Named Executive Officers Compensation Summary*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program
99.2	Certification of the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(*)   Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.
(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.
(3)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 26, 2009.
(4)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).
(5)	Registrant hereby incorporates by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2008.
(6)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(7)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 19, 2005.
(8)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.
(9)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.
(10)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.
(11)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.
(12)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on December 4, 2007.
(13)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.
(14)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.
(15)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 21, 2009.
(16)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 5, 2008.
(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on July 18, 2008.
(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 5, 2008.
(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 27, 2009.
(20)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2010.
(21)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on February 26, 2010.
(22)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on February 23, 2011.
(23)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 2, 2011.
(24)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 19, 2011.
(25)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 20, 2012.

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: March 2, 2012		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	March 2, 2012
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	March 2, 2012
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	March 2, 2012
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Sue R. Atkinson	Director	March 2, 2012
Sue R. Atkinson

/s/ H. Gordon Bone	Director	March 2, 2012
H. Gordon Bone

/s/ Gregory L. Burns	Director	March 2, 2012
Gregory L. Burns

/s/ James C. Cope	Director	March 2, 2012
James C. Cope

/s/ Colleen Conway-Welch	Director	March 2, 2012
Colleen Conway-Welch

/s/ William H. Huddleston	Director	March 2, 2012
William H. Huddleston

/s/ Ed C. Loughry, Jr.	Director	March 2, 2012
Ed C. Loughry, Jr.

/s/ Hal N. Pennington	Director	March 2, 2012
Hal N. Pennington

/s/ Wayne J. Riley	Director	March 2, 2012
Wayne J. Riley

/s/ Gary Scott	Director	March 2, 2012
Gary Scott