Form 10-Q
period 2012-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2012-05-04
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
As of April 27, 2012 there were 34,588,975 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2012

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” ”should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low, short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA (“the Nashville MSA”) and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the ability to attract additional financial advisors or to attract customers from other financial institutions and conversely, the inability to realize the economic benefits of newly hired financial advisors; (xiv) the impact of governmental restrictions on and discretionary regulatory authority over entities participating in the Capital Purchase Program (the “CPP”) of the U.S. Department of the Treasury (the “U.S. Treasury”); (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements or to secure any required regulatory approvals for capital actions, including redemption of the remaining preferred shares sold to the U.S. Treasury that are outstanding; and (xvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.  Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this quarterly report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and noninterest-bearing due from banks	$60,400,972	$63,015,997
Interest-bearing due from banks	70,901,830	108,422,470
Federal funds sold	764,526	724,573
Cash and cash equivalents	132,067,328	172,163,040

Securities available-for-sale, at fair value	838,718,889	894,962,246
Securities held-to-maturity (fair value of $1,074,394 and $2,369,118 at March 31, 2012 and December 31, 2011, respectively)	1,049,793	2,329,917
Mortgage loans held-for-sale	23,541,493	35,363,038

Loans	3,337,869,085	3,291,350,857
Less allowance for loan losses	(71,379,400)	(73,974,675)
Loans, net	3,266,489,685	3,217,376,182

Premises and equipment, net	76,378,894	77,127,361
Other investments	44,990,439	44,653,840
Accrued interest receivable	16,019,272	15,243,366
Goodwill	244,071,513	244,076,492
Core deposits and other intangible assets	7,156,200	7,842,267
Other real estate owned	34,018,658	39,714,415
Other assets	105,080,416	113,098,540
Total assets	$4,789,582,580	$4,863,950,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$756,909,243	$717,378,933
Interest-bearing	694,755,093	637,203,420
Savings and money market accounts	1,480,671,167	1,585,260,139
Time	655,783,708	714,496,974
Total deposits	3,588,119,211	3,654,339,466
Securities sold under agreements to repurchase	118,088,532	131,591,412
Federal Home Loan Bank advances	226,031,695	226,068,796
Subordinated debt	97,476,000	97,476,000
Accrued interest payable	1,912,756	2,233,330
Other liabilities	39,288,938	42,097,132
Total liabilities	4,070,917,132	4,153,806,136
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 71,250 shares issued and outstanding at March 31, 2012 and December 31, 2011	69,355,475	69,096,828
Common stock, par value $1.00; 90,000,000 shares authorized; 34,616,013 shares and 34,354,960 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	34,616,013	34,354,960
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	537,860,446	536,227,537
Retained earnings	56,999,267	49,783,584
Accumulated other comprehensive income, net of taxes	16,485,845	17,333,257
Total stockholders’ equity	718,665,448	710,144,568
Total liabilities and stockholders’ equity	$4,789,582,580	$4,863,950,704

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$38,637,719	$38,353,481
Securities:
Taxable	4,929,284	6,360,899
Tax-exempt	1,703,146	1,935,888
Federal funds sold and other	553,939	574,006
Total interest income	45,824,088	47,224,274

Interest expense:
Deposits	4,827,476	9,424,241
Securities sold under agreements to repurchase	155,576	381,569
Federal Home Loan Bank advances and other borrowings	1,337,031	1,397,831
Total interest expense	6,320,083	11,203,641
Net interest income	39,504,005	36,020,633
Provision for loan losses	1,034,245	6,139,138
Net interest income after provision for loan losses	38,469,760	29,881,495

Noninterest income:
Service charges on deposit accounts	2,323,962	2,261,457
Investment services	1,646,778	1,508,086
Insurance sales commissions	1,287,560	1,049,232
Gain on mortgage loans sold, net	1,494,472	609,377
Gain (loss) on sale of investment securities, net	113,600	(159,103)
Trust fees	795,435	729,988
Other noninterest income	2,287,531	2,325,020
Total noninterest income	9,949,338	8,324,057

Noninterest expense:
Salaries and employee benefits	19,792,566	17,923,622
Equipment and occupancy	5,008,655	5,006,710
Other real estate expense	4,676,064	4,334,118
Marketing and other business development	785,325	753,751
Postage and supplies	563,294	489,877
Amortization of intangibles	686,067	715,904
Other noninterest expense	4,307,735	5,476,846
Total noninterest expense	35,819,706	34,700,828
Income before income taxes	12,599,392	3,504,724
Income tax expense	4,234,438	-
Net income	8,364,954	3,504,724
Preferred stock dividends	900,519	1,187,500
Accretion on preferred stock discount	258,647	305,974
Net income available to common stockholders	$7,205,788	$2,011,250
Per share information:
Basic net income per common share available to common stockholders	$0.21	$0.06
Diluted net income per common share available to common stockholders	$0.21	$0.06
Weighted average shares outstanding:
Basic	33,811,871	33,366,053
Diluted	34,423,898	34,013,810

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income:	$8,364,954	$3,504,724
Other comprehensive income, net of tax:
Decrease in net gains on securities available-for-sale, net of deferred tax	(847,412)	(292,817)
Total Comprehensive income	$7,517,542	$3,211,907

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Preferred Stock	Common Stock		Common Stock	Additional Paid-in	Retained	Accumulated Other Comp.	Total Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Earnings	Income, net	Equity

Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options and related tax benefits	-	106,730	106,730	-	610,337	-	-	717,067
Repurchase of preferred stock		-	-	-	-	-	-	-
Issuance of restricted common shares, net of forfeitures	-	165,822	165,822	-	(165,822)	-	-	-
Issuance of Salary Stock Units	-	6,169	6,169	-	90,886	-	-	97,055
Restricted shares withheld for taxes	-	(16,845)	(16,845)	-	(230,892)	-	-	(247,737)
Compensation expense for restricted shares	-	-	-	-	808,207	-	-	808,207
Compensation expense for stock options	-	-	-	-	370,092	-	-	370,092
Accretion on preferred stock discount	305,974	-	-	-	-	(305,974)	-	-
Preferred dividends paid	-	-	-	-	-	(1,187,500)	-	(1,187,500)
Net income	-	-	-	-	-	3,504,724	-	3,504,724
Other comprehensive loss							(292,817)	(292,817)
Balances, March 31, 2011	$91,094,656	34,132,256	$34,132,256	$3,348,402	$532,311,827	$15,007,452	$5,331,783	$681,226,376

Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock options and related tax benefits	-	180,487	180,487	-	304,428	-	-	484,915
Issuance of restricted common shares, net of forfeitures	-	95,912	95,912	-	(95,912)	-	-	-
Issuance of Salary Stock Units	-	27,672	27,672	-	449,891	-	-	477,563
Restricted shares withheld for taxes	-	(43,018)	(43,018)	-	(36,459)	-	-	(79,477)
Compensation expense for restricted shares	-	-	-	-	857,160	-	-	857,160
Compensation expense for stock options	-	-	-	-	153,801	-	-	153,801
Accretion on preferred stock discount	258,647	-	-	-	-	(258,647)	-	-
Preferred dividends paid	-	-	-	-	-	(890,624)	-	(890,624)
Net income	-	-	-	-	-	8,364,954	-	8,364,954
Other comprehensive loss							(847,412)	(847,412)
Balances, March 31, 2012	$69,355,475	34,616,013	$34,616,013	$3,348,402	$537,860,446	$56,999,267	$16,485,845	$718,665,448

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2012	2011
Operating activities:
Net income	$8,364,954	$3,504,724
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	1,971,889	2,102,529
Depreciation and amortization	2,660,347	2,795,884
Provision for loan losses	1,034,245	6,139,138
Gain on mortgage loan sales, net	(1,494,472)	(609,377)
(Gain) loss on sale of investment securities, net	(113,600)	159,103
Stock-based compensation expense	1,488,522	1,275,354
Deferred tax benefit	(1,831,027)	-
Losses on dispositions of other real estate and other investments	4,283,855	3,297,185
Excess tax benefit from stock compensation	(4,978)	(7,117)
Mortgage loans held for sale:
Loans originated	(105,694,598)	(62,944,534)
Loans sold	119,023,000	70,980,585
Increase in other assets	15,794,855	8,577,073
(Decrease) increase in other liabilities	(3,128,767)	595,804
Net cash provided by operating activities	42,354,225	35,866,351

Investing activities:
Activities in securities available-for-sale:
Purchases	(17,954,670)	(49,158,590)
Sales	14,359,785	19,277,990
Maturities, prepayments and calls	56,585,619	60,713,289
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,280,000	1,049,999
Increase in loans, net	(54,941,031)	(21,304,654)
Purchases of software, premises and equipment	(1,271,826)	(975,525)
Other investments	(286,569)	(238,101)
Net cash (used in) provided by investing activities	(2,228,692)	9,364,408

Financing activities:
Net decrease in deposits	(66,220,256)	(101,153,661)
Net (decrease) increase in securities sold under agreements to repurchase	(13,502,880)	18,837,951
Advances from Federal Home Loan Bank:
Issuances	215,000,000	-
Payments/maturities	(215,017,901)	(10,019,502)
Preferred dividends paid	(890,624)	(1,187,500)
Exercise of common stock options and stock appreciation rights	405,438	469,330
Excess tax benefit from stock compensation	4,978	7,117
Net cash used in financing activities	(80,221,245)	(93,046,265)
Net decrease in cash and cash equivalents	(40,095,712)	(47,815,506)
Cash and cash equivalents, beginning of period	172,163,040	188,586,181
Cash and cash equivalents, end of period	$132,067,328	$140,770,675

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

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2011 Annual Report previously filed on Form 10-K.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, of other real estate owned, and of our investment portfolio including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to Pinnacle Financial’s significant accounting policies as disclosed in Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements —  In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for Pinnacle Financial during the first quarter of fiscal 2012 and was applied prospectively.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. Pinnacle Financial adopted this ASU in the first quarter of 2012 and has presented separate Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-8, Intangibles — Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was adopted by Pinnacle Financial beginning January 1, 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2012 and 2011 was as follows:
	For the three months ended March 31,
	2012	2011
Cash Transactions:
Interest paid	$6,659,856	$12,493,306
Income taxes received, net	7,825,894	-
Noncash Transactions:
Loans charged-off to the allowance for loan losses	4,925,559	11,658,354
Loans foreclosed upon and transferred to other real estate owned	4,574,792	6,401,209

Income Per Common Share — Basic net income per share available to common stockholders (EPS) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Weighted average common shares outstanding also include salary stock units issued to the named executive officers.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants and restricted shares with time-based vesting criteria. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares with time-based vesting criteria is reflected in diluted EPS by application of the treasury stock method.

As of March 31, 2012, there were approximately 1,392,000 stock options and 7,800 stock appreciation rights outstanding to purchase common shares.  Additionally, as of March 31, 2012, there were 267,445 outstanding warrants to purchase shares of Pinnacle Financial common stock.  These warrants were issued in conjunction with Pinnacle Financial’s participation in the U.S. Treasury’s Capital Purchase Program (CPP) as more fully discussed in Note 2. For the three months ended March 31, 2012, approximately 612,000 of dilutive stock options, stock appreciation rights, warrants and restricted shares with time-based vesting criteria included in the earnings per share calculation.  As of March 31, 2011, there were approximately 1,667,700 stock options and 8,200 stock appreciation rights outstanding to purchase common shares.  For the quarter ended March 31, 2011, there were approximately 648,000 dilutive stock options, stock appreciation rights, warrants and time-based restricted shares with time-based vesting criteria outstanding to purchase common shares that were included in the earnings per share calculation.

The following is a summary of the basic and diluted earnings per share calculations for the three months ended March 31, 2012 and 2011:
	2012	2011
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$7,205,788	$2,011,250

Denominator - Average common shares outstanding	33,811,871	33,366,053
Basic net income per share available to common stockholders	$0.21	$0.06

Diluted earnings per share calculation:
Numerator – Net income available to common stockholders	$7,205,788	$2,011,250

Denominator - Average common shares outstanding	33,811,871	33,366,053
Dilutive shares contingently issuable	612,027	647,757
Average diluted common shares outstanding	34,423,898	34,013,810
Diluted net income per share available to common stockholders	$0.21	$0.06

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the fourth quarter of 2011, Pinnacle Financial repurchased 23,750 of the preferred shares originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million.  Following the partial redemption of preferred shares, 71,250 shares of Series A preferred stock remain issued and outstanding and held by the U.S. Treasury at December 31, 2011.  At March 31, 2012, the Series A preferred stock represents approximately $69 million of our stockholders’ equity.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$19,786	$133	$4	$19,915
Mortgage-backed securities	591,033	21,796	253	612,576
State and municipal securities	182,207	13,042	59	195,190
Corporate notes and other	9,681	1,357	-	11,038
	$802,707	$36,328	$316	$838,719
Securities held-to-maturity:
State and municipal securities	$1,050	$24	$-	$1,074
	$1,050	$24	$-	$1,074

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$41,978	$344	$9	$42,313
Mortgage-backed securities	623,684	22,254	371	645,567
State and municipal securities	182,206	13,768	22	195,952
Corporate notes and other	9,687	1,443	-	11,130
	$857,555	$37,809	$402	$894,962
Securities held-to-maturity:
State and municipal securities	2,330	39	$-	2,369
	$2,330	$39	$-	$2,369

At March 31, 2012, approximately $606.1 million of securities within Pinnacle Financial’s investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of March 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,259	$3,293	$475	$477
Due in one year to five years	40,954	42,299	575	597
Due in five years to ten years	80,025	86,618	-	-
Due after ten years	87,436	93,933	-	-
Mortgage-backed securities	591,033	612,576	-	-
	$802,707	$838,719	$1,050	$1,074

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2012 and December 31, 2011, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2012:

U.S. government agency securities	$1,386	$4	$-	$-	$1,386	$4
Mortgage-backed securities	35,449	245	9,678	8	45,127	253
State and municipal securities	5,162	56	845	3	6,007	59
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$41,997	$305	$10,523	$11	$52,520	$316

At December 31, 2011:

U.S. government agency securities	$5,452	$9	$-	$-	$5,452	$9
Mortgage-backed securities	41,598	341	17,826	30	59,424	371
State and municipal securities	1,967	17	1,205	5	3,172	22
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$49,017	$367	$19,031	$35	$68,048	$402

The applicable date for determining when securities are in an unrealized loss position is March 31, 2012.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period, but is in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the table above, at March 31, 2012, Pinnacle Financial had unrealized losses of $316,000 on $52.5 million of available-for-sale securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities, that have an unrealized loss at March 31, 2012, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as it becomes known. The table below shows the fair value of securities that have been sold during 2012 and the amount of gain or loss recognized on those securities as well as any other-than-temporary impairment identified during 2012.

For the quarter ended,	Fair Value of securities sold(1)	Gain recognized	Loss recognized	Net	Other-than- temporary impairment(2)	Gain on the sale of securities, net
March 31, 2012	$14,360	$148	$-	$148	$34	$114

(1)	Pinnacle Financial sold these securities due to their relatively short terms maturity and a weighted average coupon of 0.50%.
(2)
During the first quarter of 2012, Pinnacle Financial determined four mortgage-backed securities were other-than-temporarily impaired (OTTI) because of management’s intent to sell them in the second quarter of 2012. The decision to sell was based on their relative underperformance compared to expectations.

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

Commercial loans receive risk ratings by the assigned financial advisor that are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by Pinnacle National’s primary regulator.  At March 31, 2012, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the loan.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer.  At least annually and in many cases twice per year, our credit policy requires that each risk-rated loan is subject to a formal credit risk review to be performed by the respective loan officer.  Each loan grade is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews of at least 70% of our risk rated portfolio annually.  Included in the 70% coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain consumer loans, land loans, loans assigned to a particular lending officer and/or loan types in certain geographies.

The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category.  Pass rated loans include all credits other than those included in special mention, substandard, substandard-impaired and doubtful-impaired which are defined as follows:

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
•
Doubtful-impaired loans have all the characteristics of substandard-impaired loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Pinnacle Financial considers all doubtful-impaired loans to be impaired and places the loan on nonaccrual status.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each loan classification categorized into each risk rating class as of March 31, 2012 and December 31, 2011 (in thousands):

	Accruing Loans				Impaired Loans
March 31, 2012	Pass	Special Mention	Substandard (1)	Total Accruing	Substandard Impaired	Doubtful Impaired	Total Impaired	Total Loans
Commercial real estate - mortgage	$1,010,060	$24,359	$72,741	$1,107,160	$16,530	$-	$16,530	$1,123,690
Consumer real estate - mortgage	645,624	10,957	20,650	677,231	11,097	489	11,586	688,817
Construction and land development	218,512	27,416	28,717	274,645	6,979	-	6,979	281,624
Commercial and industrial	1,136,339	19,205	17,792	1,173,336	7,144	98	7,242	1,180,578
Consumer and other	62,645	-	-	62,645	515	-	515	63,160
	$3,073,180	$81,937	$139,900	$3,295,017	$42,265	$587	$42,852	$3,337,869

December 31, 2011
Commercial real estate - mortgage	$994,252	$19,403	$87,345	$1,101,000	$9,962	$-	$9,962	$1,110,962
Consumer real estate - mortgage	647,555	15,225	20,478	683,258	11,990	497	12,487	695,745
Construction and land development	204,773	27,553	28,957	261,283	12,965	-	12,965	274,248
Commercial and industrial	1,099,847	17,029	16,969	1,133,845	11,194	696	11,890	1,145,735
Consumer and other	63,460	649	1	64,110	551	-	551	64,661
	$3,009,887	$79,859	$153,750	$3,243,496	$46,662	$1,193	$47,855	$3,291,351

(1)
Potential problem loans, which are not included in nonperforming assets, amounted to approximately $117.1 million at March 31, 2012, compared to $130.4 million at December 31, 2011.   At March 31, 2012 and December 31, 2011, approximately $22.8 million and $23.4 million, respectively of substandard loans were deemed to be accruing troubled debt restructurings and were not included in potential problem loans but are considered impaired loans under U.S. GAAP and for the purposes of evaluating inherent losses in the allowance for loan loss.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.    This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency, or OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings.

At March 31, 2012 and December 31, 2011, there were no loans classified as nonaccrual that were not deemed to be impaired.  The principal balances of these nonaccrual loans amounted to $42.9 million and $47.9 million at March 31, 2012 and December 31, 2011, respectively, and are included in the table above.  For the three months ended March 31, 2012, the average balance of impaired loans was $51.4 million as compared to $63.9 million for the twelve months ended December 31, 2011.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had nonaccruing loans been on accruing status, interest income would have been higher by $1.8 million and $1.6 million for the quarter ended March 31, 2012 and March 31, 2011, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our impaired loans at March 31, 2012 and December 31, 2011 by loan category and the amount of interest income recognized on a cash basis throughout the quarter and year then ended, respectively, on these loans that remain on our balance sheet (in thousands):

	At March 31, 2012			For the three months ended March 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Collateral dependent impaired loans:
Commercial real estate – mortgage	$15,676	$18,330	$-	$18,366	$-
Consumer real estate – mortgage	8,760	9,632	-	9,632	-
Construction and land development	3,542	4,071	-	4,088	-
Commercial and industrial	1,535	1,975	-	1,975	-
Consumer and other	-	-	-	-	-
Total	$29,513	$34,008	$-	$34,061	$-

Cash flow dependent impaired loans:
Commercial real estate – mortgage	$854	$921	$1,306	$921	$-
Consumer real estate – mortgage	2,826	4,485	462	4,488	-
Construction and land development	3,437	4,274	292	4,274	-
Commercial and industrial	5,707	6,822	1,063	6,800	-
Consumer and other	515	846	84	846	-
Total	$13,339	$17,348	$3,207	$17,329	$-

Total Impaired Loans	$42,852	$51,356	$3,207	$51,390	$-

	At December 31, 2011			For the year ended December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized

Collateral dependent impaired loans:
Commercial real estate – mortgage	$9,345	$12,099	$-	$12,450	$5
Consumer real estate – mortgage	9,248	9,961	-	10,140	-
Construction and land development	6,917	9,093	-	9,288	37
Commercial and industrial	3,036	3,546	-	3,689	-
Consumer and other	-	-	-	-	-
Total	$28,546	$34,699	$-	$35,567	$42

Cash flow dependent impaired loans:
Commercial real estate – mortgage	$617	$661	$57	$792	$-
Consumer real estate – mortgage	3,239	4,902	301	5,005	-
Construction and land development	6,048	6,822	1,264	7,074	-
Commercial and industrial	8,854	11,041	2,767	11,497	-
Consumer and other	551	856	51	857	-
Total	$19,309	$24,282	$4,440	$25,225	$-

Total Impaired Loans	$47,855	$58,981	$4,440	$60,792	$42

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulator and no specific allowance is carried related to those loans.

Pinnacle Financial’s policy is that once a loan is classified as impaired and placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  Pinnacle Financial recognized no interest income from cash payments received during the three months ended March 31, 2012 and $42,000 of interest income during the year ended December 31, 2011 while the underlying loans were placed on impaired status.

Impaired loans also include loans that Pinnacle National has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle National may have to otherwise incur.  If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. Loans that have been restructured that were performing as of the restructure date and continue to perform are reported separately as troubled debt restructurings.  At March 31, 2012 and December 31, 2011, there were $22.8 million and $23.4 million, respectively, of troubled debt restructurings that were performing as of the restructure date which are considered impaired loans pursuant to U.S. GAAP and not included in the table above. These troubled debt restructurings are presented separately in the table below. Troubled commercial loans are restructured by specialists within our Special Asset Group and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each troubled debt restructuring categorized by loan classification as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012				December 31, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Related Allowance	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Related Allowance	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	8	$15,320	$479	$14,841	9	$15,378	$2,759	$12,619
Consumer real estate – mortgage	17	6,088	155	5,933	16	5,874	516	5,358
Construction and land development	2	75	12	63	2	77	12	65
Commercial and industrial	23	1,222	146	1,076	26	1,845	282	1,563
Consumer and other	5	127	20	107	4	242	37	205
	55	$22,832	$812	$22,020	57	$23,416	$3,606	$19,810

During the first quarter of 2012, Pinnacle Financial reclassified four commercial loans totaling $194,000 and two consumer loans totaling $154,000 which were previously classified as troubled debt restructurings to nonaccrual status due to their lack of performance.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at March 31, 2012 with the comparative exposures for December 31, 2011(in thousands):

	At March 31, 2012
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2011

Lessors of nonresidential buildings	$459,646	$41,772	$501,418	$509,003
Lessors of residential buildings	160,181	23,092	183,273	177,414
Land subdividers	99,863	17,467	117,330	119,106

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents past due balances at March 31, 2012 and December 31, 2011, by loan classification allocated between performing and impaired status (in thousands):

	At March 31, 2012
	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$762	$-	$762	$11,903	$578,514	$590,417
All other	408	729	1,137	4,627	528,646	533,273
Consumer real estate – mortgage	4,815	92	4,907	11,586	677,231	688,817
Construction and land development	2,004	-	2,004	6,979	274,645	281,624
Commercial and industrial	2,138	-	2,138	7,242	1,173,336	1,180,578
Consumer and other	314	-	314	515	62,645	63,160
	$10,441	$821	$11,262	$42,852	$3,295,017	$3,337,869

	At December 31, 2011
	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Impaired (1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$2,489	$-	$2,489	$6,735	$572,746	$581,970
All other	3,260	-	3,260	3,227	522,505	528,992
Consumer real estate – mortgage	2,589	254	2,843	12,487	680,415	695,745
Construction and land development	1,572	-	1,572	12,965	259,711	274,248
Commercial and industrial	648	604	1,252	11,890	1,132,593	1,145,735
Consumer and other	526	-	526	551	63,584	64,661
	$11,084	$858	$11,942	$47,855	$3,231,554	$3,291,351

(1)
Approximately $21.4 million and $25.5 million of impaired loans as of March 31, 2012 and December 31, 2011, respectively, are currently performing pursuant to their contractual terms.  All impaired loans as of these dates are on nonaccrual status.  Accruing troubled debt restructurings are not included in impaired loans.

The following table shows the allowance allocation by loan classification for accruing and impaired loans at March 31, 2012 and December 31, 2011 (in thousands):

	Accruing Loans		Impaired Loans		Total Allowance for Loan Losses
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial real estate – mortgage	$21,383	$23,340	$1,306	$57	$22,689	$23,397
Consumer real estate – mortgage	9,986	10,001	462	301	10,448	10,302
Construction and land development	10,632	10,776	292	1,264	10,924	12,040
Commercial and industrial	19,048	18,022	1,063	2,767	20,111	20,789
Consumer and other	1,000	1,074	84	51	1,084	1,125
Unallocated	6,123	6,322	-	-	6,123	6,322
	$68,172	$69,535	$3,207	$4,440	$71,379	$73,975

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the allowance for loan losses from December 31, 2010 to December 31, 2011 to March 31, 2012 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(3,044)	(5,076)	(10,157)	(15,360)	(1,213)	-	(34,850)
Recovery of previously charged-off loans	116	495	1,530	2,167	144	-	4,452
Provision for loan losses	7,073	4,985	1,545	12,556	320	(4,681)	21,798
Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(439)	(649)	(1,299)	(2,170)	(368)	-	(4,925)
Recovery of previously charged-off loans	21	421	543	282	28	-	1,295
Provision for loan losses	(290)	374	(360)	1,210	299	(199)	1,034
Balances, March 31, 2012	$22,689	$10,448	$10,924	$20,111	$1,084	$6,123	$71,379

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

   At March 31, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.6 million to current directors, executive officers, and their related entities, of which $9.7 million had been drawn upon.  At December 31, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.8 million to directors, executive officers, and their related entities, of which approximately $9.6 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2012. At March 31, 2012 and December 31, 2011, Pinnacle National had $3.6 million of classified loans to a director and his affiliated entities as potential problem loans.

Residential Lending

At March 31, 2012, Pinnacle Financial had approximately $23.5 million of mortgage loans held-for-sale compared to approximately $35.4 million at December 31, 2011.  These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three months ended March 31, 2012, Pinnacle Financial recognized $1.5 million in gains on the sale of these loans compared to $0.6 million during the three months ended March 31, 2011.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From inception of Pinnacle National’s mortgage department in January 2003 through March 31, 2012, Pinnacle National originated and sold approximately 11,376 mortgage loans totaling $2.4 billion to third-party purchasers.  Of the approximately 11,376 mortgage loans, Pinnacle underwrote approximately 2,647 conventional loans at a 80% or less loan-to-value that were sold to other investors and underwrote 2,279 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant and has resulted in insignificant losses to Pinnacle National. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle until settlement with the purchaser.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus on foreclosure practices of financial institutions nationwide, Pinnacle National evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At March 31, 2012, Pinnacle National has $657.4 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle National personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle National has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 5.  Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  As of March 31, 2012, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2012.  As of March 31, 2012, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

 Pinnacle Financial and its subsidiaries file consolidated U.S Federal and state of Tennessee income tax returns.  The IRS concluded its examination of the 2007, 2008, and 2009 federal tax returns during 2011.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS for the years ended December 31, 2007 through 2011 and the state of Tennessee for the years ended December 31, 2008 through 2011.

Pinnacle Financial's effective tax rate for the quarter of 33.6% differs from the Federal income tax statutory rate of 35% primarily due to our investments in bank qualified municipal securities, our real estate investment trust, and bank-owned life insurance.  Pinnacle Financial’s effective income tax rate of 0% for the quarter ended March 31, 2011 was due to a valuation allowance against our deferred tax assets.  The valuation allowance was subsequently reversed in the third quarter of 2011.

Note 6.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At March 31, 2012, these commitments amounted to $967.3 million.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At March 31, 2012, these commitments amounted to $72.4 million.

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

During the fourth quarter of 2011, a customer of Pinnacle National’s filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle National and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle National’s customers within the State of Tennessee alleging that Pinnacle National’s method of ordering debit card transactions had caused customers of Pinnacle National to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment of unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees.  On January 17, 2012, Pinnacle Financial and Pinnacle National filed a motion to dismiss the complaint. The motion to dismiss was denied on April 13, 2012, and the Company expects to file its answer during the second quarter of 2012.  As of March 31, 2012, Pinnacle Financial cannot reasonably estimate the probability of a potential loss, if any, associated with this litigation and intends to contest this matter vigorously. No material amounts are accrued at March 31, 2012 related to this matter.

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these claims outstanding at March 31, 2012 will not have a material impact on Pinnacle Financial’s financial statements.

Note 7.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, Pinnacle Financial has two equity incentive plans.  Additionally, Pinnacle Financial has assumed equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (Cavalry) and Mid-America Bancshares, Inc. (Mid-America) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors.  At March 31, 2012, there were approximately 302,000 shares available for future issuances under these plans.

At Pinnacle Financial’s annual shareholders’ meeting on April 17, 2012, the shareholders of Pinnacle Financial voted in favor of a proposal that amended and restated Pinnacle Financial’s 2004 Equity Incentive Plan (the 2004 Plan).  This amendment and restatement of the 2004 Plan addressed the following matters:

(i)	Increased the maximum number of shares of common stock that may be issued under the 2004 Plan by 500,000,
(ii)
Expanded the prohibition on option repricing without shareholder approval to include stock appreciation rights, or SARs, and clarify that the prohibition also applies to canceling an option or SAR and issuing cash, another award, or a substitute option or SAR with a lower exercise or grant price, as applicable,

(iii)	Clarified that the grant prices of a SAR may not be less than 100% of the fair market value of the shares with respect to which the SAR is granted on the date of grant of such SAR,
(iv)
Clarified that the performance measures pursuant to which performance-based awards may be granted under the Amended and Restated Equity Incentive Plan for purposes of Section 162(m) of the Code may include a variety of asset quality ratios;

(v)
Added to such performance measures net interest income, net interest spread, net interest margin, after tax operating income and after tax operating income before preferred stock dividends and soundness targets; and

(vi)	Extended the term of the 2004 Plan to April 20, 2016.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result, total shares remaining available for issuance under the 2004 Plan increased to 802,000 as of March 31, 2012.

Common Stock Options and Stock Appreciation Rights

As of March 31, 2012, there were approximately 1,392,000 stock options and 7,800 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the three months ended  March 31, 2012 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2011	1,581,038	$20.81	3.62	$3,683
Granted	-	-
Exercised	(180,207)	$5.30
Forfeited	(1,242)	$28.22
Outstanding at March 31, 2012	1,399,589	$22.80	3.80	$2,630
Outstanding and expected to vest as of March 31, 2012	1,398,938	$22.80	3.80	$2,630
Options exercisable at March 31, 2012 (2)	1,345,158	$22.73	3.73	$2,630

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $18.35 per common share at March 31, 2012 for the approximately 271,683 options and stock appreciation rights that were in-the-money at March 31, 2012.

During the three months ended March 31, 2012, approximately 75,535 option awards vested at an average exercise price of $27.07 with no intrinsic value.

As of March 31, 2012, there was approximately $248,000 of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.72 years.

During the three months ended March 31, 2012, Pinnacle Financial recorded stock option compensation expense of $154,000 using the Black-Scholes valuation model compared to $370,000 for the three months ended March 31, 2011.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.

Restricted Shares

Additionally, Pinnacle Financial’s 2004 Plan and the plans assumed in connection with the acquisition of Mid-America provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of March 31, 2012 under any of these plans.  During the quarter ended March 31, 2012, Pinnacle Financial awarded shares of restricted common stock to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the quarter ended March 31, 2012 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2011	849,703	$15.61
Shares awarded	131,945	16.10
Restrictions lapsed and shares released to associates/directors	(183,750)	16.21
Shares forfeited	(36,033)	19.53
Unvested at March 31, 2012	761,865	$15.64

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the quarter ended March 31, 2012:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2012	Associates	5	116,965	-	1,275	115,690
Outside Director Awards (3)
2012	Outside directors	1	14,980	-	-	14,980

(1)
Groups include our employees (referred to as associates above) and our outside directors.  When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and, subject to the limitations of the CPP, may elect to sell shares to pay the applicable income taxes associated with the award.

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

Compensation expense associated with the performance-based restricted share awards is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award.  For the three months ended March 31, 2012, Pinnacle Financial recognized approximately $857,000 in compensation costs attributable to all restricted share awards issued prior to the end of those periods, compared to $808,000 for the three months ended March 31, 2011.

Restricted Stock Units

Pinnacle Financial also granted 144,350 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2012.  These restricted share units will be converted to restricted shares in 2013 on a tiered scale based on actual 2012 results.  The number of units that ultimately convert to unvested restricted shares will be determined after the 2012 earnings are finalized based upon the achievement of certain predetermined profitability goals for 2012 that were established on January 13, 2012.  The number of restricted share units eligible for conversion to restricted shares could range between 0% to 100% based on the level of 2012 profitability.  Once these restricted share units are converted to restricted share awards, the number of converted restricted shares will vest to the individual Leadership Team members in 20% increments over the following five years based on the achievement of soundness targets to be set by the Committee in January of each fiscal year.   As the fair value of the award that will ultimately be granted to the Leadership Team and the associated performance targets have not yet been determined, no grant has deemed to have been made and therefore, no expense has been recognized related to these awards.

Salary Stock Unit Awards

During 2011, the Human Resources and Compensation Committee of Pinnacle Financial adopted and approved the issuance of Salary Stock Units (SSU) to Pinnacle Financial’s named executive officers. The SSUs are designed to comply with the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009.  SSUs will accrue and be earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with the Company. Generally, SSUs granted to named executive officers are immediately vested (and therefore not subject to forfeiture) and are payable in shares of the Company’s common stock on, or as soon as administratively practical following, December 30, 2012 (Settlement Date), but in no event later than two and one-half months following the Settlement Date. For the three months ended March 31, 2012, Pinnacle Financial issued 27,672 SSUs and recognized approximately $478,000 in compensation costs attributable to the SSUs compared to 6,169 and approximately $97,000 for the same period in the prior year.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Regulatory Matters

Pursuant to federal banking regulations, Pinnacle National, like all other national banks, is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (OCC).  Pinnacle Financial is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities and by its participation in the CPP.  Pinnacle Financial has not paid any cash dividends on common stock since inception, and it does not anticipate that it will consider paying such dividends in the foreseeable future.    Pursuant to federal banking regulations, Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial in a year in excess of the total of Pinnacle National’s net profits for that year plus the retained profits for the preceding two years.  As of March 31, 2012, Pinnacle National could pay approximately $30.0 million of dividends to Pinnacle Financial without prior OCC approval. . In May 2010, Pinnacle Financial informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making preferred stock dividends and trust preferred distributions or causing Pinnacle National to pay dividends, and in April 2012, the informal agreement was terminated. Pinnacle Financial has available cash balances of approximately $41.3 million available at March 31, 2012 for servicing its obligations, including its preferred stock dividend and subordinated indebtedness requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle National of Tier I capital to average assets. Management believes, as of March 31, 2012, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a specific capital level.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Regulatory Minimum Capital Requirement		Regulatory Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets:
Pinnacle Financial	$590,998	15.4%	$306,134	8.0%	$385,112	10.0%
Pinnacle National	$539,325	14.1%	$305,209	8.0%	$383,969	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$533,859	14.0%	$153,067	4.0%	$231,067	6.0%
Pinnacle National	$482,329	12.6%	$152,604	4.0%	$230,381	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$533,859	11.7%	$182,898	4.0%	NA	NA
Pinnacle National	$482,329	10.6%	$182,164	4.0%	$227,705	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 9.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with a large U.S. financial institution in order to minimize the risk to Pinnacle Financial.  These swaps are derivatives, but are not designated as hedging instruments.  At March 31, 2012 and 2011, Pinnacle Financial had not entered into any derivative contracts to assist in managing its own interest rate sensitivity and has no derivatives designated as hedges.

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

A summary of Pinnacle Financial’s interest rate swaps as of March 31, 2012 and December 31, 2011 is included in the following table (in thousands):

	March 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$261,849	$17,417	$257,639	$17,937
Pay variable / receive fixed swaps	261,849	(17,637)	257,639	(18,147)
Total	$523,698	$(220)	$515,278	$(210)

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans – A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

Alternative investments – Included in other investments are alternative investments in certain nonpublic private equity funds.  The valuation of nonpublic private equity investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market-values are not readily available.

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle National through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are reflected in noninterest expense, as applicable.  Other real estate owned is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value.  Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements.  The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Pinnacle Financial would receive should the policies be surrendered.  Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items.  Pinnacle Financial does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs. The carrying amount of interest rate swap agreements is based on Pinnacle Financial’s pricing models that utilize observable market inputs obtained from a third party bank.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the financial instruments carried at fair value as of March 31, 2012 and December 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$19,915	$-	$19,915	$-
Mortgage-backed securities	612,576	-	612,576	-
State and municipal securities	195,190	-	195,190	-
Corporate notes and other	11,038	-	11,038	-
Total investment securities available-for-sale	838,719	-	838,719	-
Alternative investments	3,358	-	-	3,358
Other assets	67,025	-	17,415	49,610
Total assets at fair value	$909,102	$-	$856,134	$52,968

Other liabilities	$17,637	$-	$17,637	$-
Total liabilities at fair value	$17,637	$-	$17,637	$-

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$42,313	$-	$42,313	$-
Mortgage-backed securities	645,567	-	645,567	-
State and municipal securities	195,952	-	195,952	-
Corporate notes and other	11,130	-	11,130	-
Total investment securities available-for-sale	894,962	-	894,962	-
Alternative investments	3,400	-	-	3,400
Other assets	67,319	-	17,937	49,382
Total assets at fair value	$965,681	$-	$912,899	$52,782

Other liabilities	$18,147	$-	$18,147	$-
Total liabilities at fair value	$18,147	$-	$18,147	$-

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the quarter ended March 31, 2012
Other real estate owned	$34,019	$-	$-	$34,019	$(3,456)
Impaired loans, net (1)	39,645	-	-	39,645	(859)
Total	$73,664	$-	$-	$73,664	$(4,315)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the year ended December 31, 2011
Other real estate owned	$39,714	$-	$-	$39,714	$(6,890)
Impaired loans, net (1)	43,415	-	-	43,415	(8,661)
Total	$83,129	$-	$-	$83,129	$(15,551)

(1)	Amount is net of a valuation allowance of $3.2 million at March 31, 2012 and $4.4 million at December 31, 2011 as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the quarter ended March 31, 2012, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the quarter ended March 31, 2012 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	Quarter ended March 31,
	2012		2011
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$52,782	$-	$50,962	$-
Total realized gains included in income	115	-	361	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	-	-	-	-
Purchases, issuances and settlements, net	71	-	239	-
Transfers out of Level 3	-	-	-	-
Fair value, March 31	$52,968	$-	$51,562	$-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$115	$-	$361	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Held-to-maturity securities - Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

Loans - The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans.  This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2012	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$1,050	$1,074	$-	$1,074	$-
Loans, net	3,266,490	2,965,310	-	-	2,965,310
Mortgage loans held for sale	23,541	23,541			23,541

Financial liabilities:
Deposits and securities sold under agreements to repurchase	3,723,380	3,683,223	-	3,683,223	-
Federal Home Loan Bank advances	226,032	226,621	-	226,621	-
Subordinated debt	97,476	71,993	-	71,993	-

Off-balance sheet instruments:
Commitments to extend credit (2)	967,341	1,053	-	-	1,053
Standby letters of credit (3)	72,387	272	-	-	272

December 31, 2011
Financial assets:
Securities held-to-maturity	$2,330	$2,369	$-	$2,369	$-
Loans, net (2)	3,217,376	2,893,526	-	-	2,893,526
Mortgage loans held for sale	35,363	35,363			35,363

Financial liabilities:
Deposits and securities sold under agreements to repurchase	3,785,931	3,752,490	-	3,752,490	-
Federal Home Loan Bank advances	226,069	226,460	-	-	226,460
Subordinated debt	97,476	72,030	-	72,030	-

Off-balance sheet instruments:
Commitments to extend credit (3)	937,084	1,031	-	-	1,031
Standby letters of credit (4)	76,176	259	-	-	259

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at March 31, 2012 and December 31, 2011, Pinnacle Financial included in other liabilities $1.1million and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At March 31, 2012 and December 31, 2011, the fair value of Pinnacle Financial’s standby letters of credit was $272,000 and $259,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended March 31, 2012, and the year ended December 31, 2011 has been prepared in accordance with ASC 810.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2012, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have several nonconsolidated VIEs.  As discussed more fully in form 10-K, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accrued restructuring commercial loans, and managed discretionary trusts.

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
Type	Assets Recognized (maximum loss)	Liability Recognized	Assets Recognized (maximum loss)	Liability Recognized	Balance Sheet Classification
Low Income Housing Partnerships	$5,896	$-	$5,917	$-	Other Assets
Trust Preferred Issuances	NA	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	16,542	-	17,223	-	Loans
Managed Discretionary Trusts	NA	NA	N/A	N/A	N/A

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2012 and December 31, 2011 and our results of operations for the three months ended March 31, 2012 and 2011.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our current performance reflects the work that continues to be performed by our special assets team to resolve our problem assets and the work that is being performed by our financial advisors to grow our loan portfolio. Our fully diluted net income per common share available to common stockholders for the three months ended March 31, 2012 was $0.21, compared to $0.06 for the same period in 2011.  At March 31, 2012, loans had increased to $3.338 billion, as compared to $3.291 billion at December 31, 2011, while total deposits decreased to $3.588 billion at March 31, 2012 from $3.654 billion at December 31, 2011.

Results of Operations.  Our net interest income after provision for loan losses increased $8.6 million to $38.5 million for the first quarter of 2012 compared to $29.9 million for the first quarter of 2011.  The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2012 was 3.74%, compared to 3.40% for the same period in 2011.

Our provision for loan losses was $1.0 million for the three month period ended March 31, 2012 compared to $6.1 million for the same period in 2011.  The decrease in our provisioning expense correlates with the reduction in both net charge-offs and the overall level of our allowance for loan losses.  Net charge-offs were $3.6 million for the three month period ended March 31, 2012, compared to $9.7 million, respectively, for the same period in the prior year.  Our allowance for loan losses as a percentage of total loans decreased from 2.25% at December 31, 2011 to 2.14% at March 31, 2012, as a result of improving credit metrics within our loan portfolio.

Noninterest income increased by $1.6 million for the first quarter of 2012 compared to the same period in the prior year.  A significant portion of this increase is attributable to elevated loan refinance activity as a result of the current rate environment. Noninterest expense increased by $1.1 million as compared to the three month period ended March 31, 2011. The most significant component of the increase is attributable to annual merit raises awarded in the first quarter of 2012 and an increase in incentive expense recognized for our year-to-date performance as compared to prior year. Costs associated with the disposal and maintenance of other real estate owned increased by $342,000 over the same period in the prior year, but are consistent with the amount of other real estate assets that were sold during the quarter.  Other noninterest expense decreased to $4.3 million, or by 21.3%, in the first quarter of 2012 when compared to the same period in 2011.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments slightly offset by increased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.

During the three months ended March 31, 2012, Pinnacle Financial recorded income tax expense of $4.2 million.   Pinnacle Financial's effective tax rate for the quarter of 33.6% differs from the combined federal and state income tax statutory rate of 39.23% primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 72.43% for the three month period ended March 31, 2012 compared to 78.25% for the same period in 2011.

Net income available to common stockholders for the first quarter of 2012 was $7.2 million compared to net income available to common stockholders of $2.0 million for the same period in 2011. Included in net income available to common stockholders for the three months ended March 31, 2012 was approximately $1.2 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP compared to $1.5 million for the same period in the prior year.  The decrease relates to our repurchase in the fourth quarter of 2011 of 25% of the preferred shares originally issued to the U.S. Treasury under the CPP.

Financial Condition.  Net loans increased $46.5 million during the first three months of 2012.  Total deposits were $3.588 billion at March 31, 2012, compared to $3.654 billion at December 31, 2011, a decrease of $66.2 million.  In comparing the deposit balances at March 31, 2012 with the balances at December 31, 2011, we have increased our non-interest bearing deposits $39.5 million.  This continued reduction in higher cost non-core time deposits has contributed to the expansion in net interest margin.

Capital and Liquidity.  At March 31, 2012, our capital ratios, exceeded the levels required to be considered well capitalized at the bank and holding company levels.  To support the capital needs of Pinnacle National and holding company cash requirements, at March 31, 2012, we had approximately $41.3 million of cash at the holding company.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies section as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three months ended		2012-2011
	March 31,		Percent
	2012	2011	Increase (Decrease)
Interest income	$45,824	$47,224	(3.0%)
Interest expense	6,320	11,204	(43.6%)
Net interest income	39,504	36,020	9.7%
Provision for loan losses	1,034	6,139	(83.2%)
Net interest income after provision for loan losses	38,470	29,881	28.7%
Noninterest income	9,949	8,324	19.5%
Noninterest expense	35,820	34,701	3.2%
Net income before income taxes	12,599	3,504	259.6%
Income tax expense	4,234	-	NM(1)
Net income	8,365	3,504	138.7%
Preferred dividends and preferred stock discount accretion	1,159	1,492	(22.3%)
Net income available to common stockholders	$7,206	$2,011	258.3%
Basic net income per common share available to common stockholders	$0.21	$0.06	250.0%
Diluted net income per common share available to common stockholders	$0.21	$0.06	250.0%
(1)NM—The percentage change is not considered meaningful.

Net Interest Income. Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of our revenue.  We actively manage this revenue source to provide optimal levels of revenue while seeking to balance interest rate, credit, and liquidity risks.  Net interest income totaled $39.5 million for the three months ended March 31, 2012, an increase of $3.5 million, from the level recorded in the same period of 2011.   We were able to increase net interest income for 2012 compared to 2011 due primarily to our focus on reducing our funding costs.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,280,030	$38,638	4.74%	$3,191,076	$38,353	4.88%
Securities:
Taxable	688,645	4,929	2.88%	811,793	6,361	3.18%
Tax-exempt (2)	186,864	1,703	4.90%	198,551	1,936	5.21%
Federal funds sold and other	161,434	554	1.50%	185,911	574	1.35%
Total interest-earning assets	4,316,973	$45,824	4.33%	4,387,331	$47,224	4.43%
Nonearning assets
Intangible assets	251,668			254,529
Other nonearning assets	252,310			226,885
Total assets	$4,820,951			$4,868,745

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$664,869	$824	0.50%	$592,356	$956	0.65%
Savings and money market	1,541,559	2,142	0.56%	1,579,325	4,061	1.04%
Time	689,083	1,861	1.09%	1,005,760	4,408	1.78%
Total interest-bearing deposits	2,895,511	4,827	0.67%	3,177,441	9,425	1.20%
Securities sold under agreements to repurchase	129,892	156	0.48%	185,471	382	0.83%
Federal Home Loan Bank advances and other borrowings	238,578	610	1.03%	113,705	742	2.65%
Subordinated debt	97,476	727	3.00%	97,476	655	2.73%
Total interest-bearing liabilities	3,361,457	6,320	1.29%	3,574,093	11,204	1.27%
Noninterest-bearing deposits	701,760	-	-	594,651	-	-
Total deposits and interest-bearing liabilities	4,063,217	$6,320	0.63%	4,168,744	$11,204	1.09%
Other liabilities	37,946			17,363
Stockholders' equity	719,788			682,638
Total liabilities and stockholders’ equity	$4,820,951			$4,868,745
Net interest income		$39,504			$36,020
Net interest spread (3)			3.58%			3.16%
Net interest margin (4)			3.74%			3.40%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the quarter ended March 31, 2012 would have been 3.71% compared to a net interest spread of 3.34% for the quarter ended March 31, 2011.

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

For the first quarter of 2012 and 2011, our net interest spread was 3.58% and 3.16%, respectively, while the net interest margin was 3.74% and 3.40%, respectively.  The improving net interest margin reflected management’s efforts to maximize earnings by focusing on deposit pricing.   Loan pricing competition for creditworthy borrowers continues to be competitive in our markets and limited our ability to increase pricing on new and renewed loans over the last several quarters.  Lower levels of nonperforming loans positively impacted our net interest margin during the three months ended March 31, 2012 when compared to the same period in 2011.  Average nonperforming loans were $51.4 million for the three month ended March 31, 2012, which was a decrease from the $78.6 million for the three months ended March 31, 2011.

During the three month period ended March 31, 2012, total funding rates were less than those rates for the same period in the prior year by 46 basis points.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our savings and money market account balances and concurrently reduced balances of higher cost time deposits and higher-cost wholesale funding.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain stable for an extended period of time.  We believe our net interest margin should increase throughout 2012 due to several factors including pricing adjustments for deposits and an increased emphasis by our sales force on pursuing quality loans.  We believe margin expansion over the longer term, however, will be challenging due to increased pricing competition for quality loan opportunities and an anticipated flattening of the yield curve. We anticipate funding these increased loan fundings by focusing on continuing to grow our core deposits, limited wholesale deposit fundings and reducing the size of our investment portfolio in relation to our total assets.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 2.25% at December 31, 2011 to 2.14% at March 31, 2012.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2012.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $1.0 million and $6.1 million for the three months ended March 31, 2012, and March 31, 2011, respectively. Provision expense for the three month period ended March 31, 2012 has decreased as compared to the same period in 2011, primarily due to a reduction in both net charge-offs and in the overall amount of the allowance for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods.  Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from investment services, the origination of mortgage loans and gains and losses on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is the makeup of our noninterest income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended		2012-2011
	March 31,		Percent
	2012	2011	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,324	$2,261	2.8%
Investment services	1,647	1,508	9.2%
Insurance sales commissions	1,288	1,049	22.8%
Gains on mortgage loans sold, net	1,494	609	145.3%
Net gain (loss) on sale of investment securities	114	(159)	(171.7%)
Trust fees	795	730	8.9%
Other noninterest income:
ATM and other consumer fees	1,465	1,438	1.9%
Bank-owned life insurance	252	278	(9.4%)
Other noninterest income	570	610	(6.6%)
Total other noninterest income	2,287	2,326	(1.7%)
Total noninterest income	$9,949	$8,324	19.5%

The increase in service charges on deposit accounts in 2012 compared to the first three months of 2011 is primarily related to an increase in transactional deposit accounts subject to service charges during the quarter.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At March 31, 2012, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.2 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.1 billion at March 31, 2011.  Insurance commissions were approximately $1.3 million in the first quarter of 2012 and approximately $1.0 million in the first quarter of 2011. Included in insurance income for the first quarter of 2012 was approximately $287,000 of contingent income received based on 2011 sales production compared to $87,000 recorded in the same prior year period. Additionally, at March 31, 2012, our trust department was receiving fees on approximately $790 million in assets compared to $730 million at March 31, 2011.

Gains on mortgage loans sold, net consists of fees from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

During the quarter ended March 31, 2012, Pinnacle Financial realized approximately $114,000 in net gains from the sale of $14.4 million of available-for-sale securities. Sales during the first quarter of 2012 included the sale of twenty relatively smaller sized agency securities that had primarily been purchased over time to satisfy certain collateral requirements. Pinnacle Financial decided to sell these securities due to their relatively short terms until maturity and a weighted average coupon of 0.50%. Also, during the first quarter of 2012, Pinnacle Financial determined four mortgage-backed securities were other-than-temporarily impaired (OTTI) because of management’s intent to sale them in the second quarter of 2012. The decision to sell was based on their relative underperformance compared to expectations.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized in the first quarter of 2012 have remained consistent with the same period in the prior year. However, based on the recent changes under the Dodd-Frank Act, we expect income from check card and interchange fees to decline over time. While we are exempt from the cap on debit interchange fees because of our current asset size, we believe that there is the potential for downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $252,000 and $278,000 for the three months ended March 31, 2012 and 2011, respectively. Pinnacle has not had any additional investments in bank-owned life insurance policies during 2012.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended		2012-2011
	March 31,		Percent
	2012	2011	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$11,397	$11,097	2.7%
Commissions	995	886	12.3%
Annual incentive accrual	2,031	938	116.5%
Employee benefits and other	5,370	5,003	7.3%
Total salaries and employee benefits	19,793	17,924	10.4%
Equipment and occupancy	5,009	5,007	0.0%
Other real estate expense	4,676	4,334	7.9%
Marketing and business development	785	754	4.1%
Postage and supplies	563	490	14.9%
Amortization of intangibles	686	716	(4.2%)
Other noninterest expense
Deposit related expense	1,204	3,033	(60.3%)
Lending related expense	538	178	202.2%
Investment sales expense	86	86	0.0%
Trust expenses	92	85	8.2%
Administrative and other expenses	2,388	2,094	14.0%
Total other noninterest expense	4,308	5,476	(21.3%)
Total noninterest expense	$35,820	$34,701	3.2%

The increase in salaries and employee benefits expense is primarily related to incentive compensation costs for the three month period ended March 31, 2012 as compared to the same period in the prior year. We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our salary-based employees have historically participated in our annual cash incentive plan. Under the plan, the targeted level of incentive payments requires us to achieve a certain soundness threshold, a revenue component and a targeted level of earnings. To the extent that actual earnings are above or below targeted amount, the aggregate incentive payments are increased or decreased. Additionally, our Human Resources and Compensation Committee of the Board of Directors has the ability to change the parameters of the variable cash award at any time prior to final distribution of the awards in order to take into account current events and circumstances that were not anticipated when the parameters were established and maximize the benefit of the awards to our firm and to the associates. Historically, we have paid between 0% and 120% of our targeted bonus. We currently believe that our performance for fiscal 2012 will be in line with our targeted performance levels under our annual incentive plan which will result in increased incentive costs in 2012 as compared to 2011, in which incentives were accrued in the first quarter at a rate below our target performance level.  At March 31, 2012, our financial results include an accrual of the potential target payout of our incentive compensation plan to participating associates. As long as our Series A Preferred Stock is held by the U.S. Treasury, our named executive officers cannot participate in the annual cash incentive plan.

Additionally, included in employee benefits and other expense for the three months ended March 31, 2012 and 2011, were approximately $1,011,000 and $1,178,000, respectively, of compensation expenses related to stock options and restricted share awards.  We also believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder centric culture throughout our organization. Thus, early in our history we elected to support and provide a broad-based equity inventive plan for all associates. The decrease in expense between the two periods is attributable to the new restricted share unit structure that was implemented during the first quarter of 2012 for our Leadership Team members.  Because the number of restricted shares that will be issued in settlement of the restricted share units is based on our profitability for 2012 and accordingly is not determinable at this point, no expense has been recognized related to these awards for the three months ended March 31, 2012.

Also included in employee benefits and other expenses in the first quarter of 2012 and 2011 was $478,000 and $97,000  in costs related to the salary stock units issued to our senior executives. In connection with these awards, the executive officers received salary stock units throughout the year which are settled in our common stock on a one-for-one basis.  We believe that upon our ultimate redemption of all of the preferred shares issued pursuant to the CPP that the Human Resources and Compensation Committee will no longer employ salary stock units as a component of our executive officers’ compensation, as these executive officers will then be eligible to participate in our annual cash incentive plan after the date of the redemption of the preferred shares held by the U.S. Treasury.

We expect that salaries and benefits expense will increase throughout 2012 as we continue to identify and hire experienced relationship managers with established portfolios from other financial institutions.

Equipment and occupancy expenses for the three months ended March 31, 2012, were consistent with the same period in the prior year.  We expect to return to branch expansion in the Knoxville MSA beginning in 2012 which may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense in future periods.

At March 31, 2012, we had $34.0 million in other real estate owned compared to $39.7 million at December 31, 2011.  Other real estate expense was $4.7 million for the three months ended March 31, 2012, compared to $4.3 million for the same period in the prior year.  Approximately $4.1 million and $3.4 million of the other real estate expense incurred during the quarters ended March 31, 2012 and 2011, respectively, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

Until we are able to significantly reduce the absolute level of our other real estate portfolio, other real estate expense will likely remain elevated and could fluctuate quarter to quarter depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

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

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $1.0 million per year for the next six years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to approximately $27,000 for the quarters ended March 31, 2011 and 2012.

Total other noninterest expenses decreased to $4.3 million or by 21.3% in the first quarter of 2012 when compared to 2011.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments slightly offset by increased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 72.43% for the first quarter of 2012 compared to 78.25% in the first quarter 2011. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio continues to be elevated by other real estate owned and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes.  During the three months ended March 31, 2012, we recorded income tax expense of $4.2 million compared to no income tax expense for the same period in the prior year.  Our income tax expense reflects an effective income tax rate of 33.6%, which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance.

Preferred stock dividends and preferred stock discount accretion.  Net income available for common stockholders was reduced by $901,000 and $1.2 million, respectively, in the three month periods ended March 31, 2012 and 2011 for preferred stock dividends.  The decrease in the preferred stock dividends resulted from the redemption of 23,750 shares of Series A preferred stock on December 28, 2011. Accretion on preferred stock discount associated with the preferred securities of $259,000 and $306,000 was reflected for the three months ended March 31, 2012 and 2011, respectively.

Financial Condition

Our consolidated balance sheet at March 31, 2012 reflects an increase in total loans outstanding to $3.337 billion at March 31, 2012 compared to $3.291 billion at December 31, 2011. Total deposits decreased by $66.2 million between December 31, 2011 and March 31, 2012.  Total assets were $4.790 billion at March 31, 2012 compared to $4.864 billion at December 31, 2011.

Loans.  The composition of loans at March 31, 2012 and at December 31, 2010 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,123,690	33.7%	$1,110,962	33.8%
Consumer real estate – mortgage	688,817	20.6%	695,745	21.1%
Construction and land development	281,624	8.4%	274,248	8.3%
Commercial and industrial	1,180,578	35.4%	1,145,735	34.8%
Consumer and other	63,160	1.9%	64,661	2.0%
Total loans	$3,337,869	100.0%	$3,291,351	100.0%

The primary changes within the composition of our loan portfolio at March 31, 2012 as compared to December 31, 2011 reflects increased loan demand in both the commercial and industrial and commercial real estate segments.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At March 31, 2012, approximately 53% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

The following table classifies our fixed and variable rate loans at March 31, 2012 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at March 31, 2012			Percentage
	Fixed	Variable		At March 31,
	Rates	Rates	Totals	2012
Based on contractual maturity:
Due within one year	$185,147	$723,632	$908,779	27.2%
Due in one year to five years	733,843	785,107	1,518,950	45.5%
Due after five years	320,102	590,038	910,140	27.3%
Totals	$1,239,092	$2,098,777	$3,337,869	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,076,009	$1,076,009	32.2%
Due within one year	185,278	848,215	1,033,493	31.0%
Due in one year to five years	733,843	167,155	900,998	27.0%
Due after five years	319,971	7,398	327,369	9.8%
Totals	$1,239,092	$2,098,777	$3,337,869	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $890 million of our daily floating rate loan portfolio and on approximately $448 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.80% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.44%.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Performing Loans in Past Due Status.  The following table is a summary of our performing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
Performing loans past due 30 to 89 days:	2012	2011
Commercial real estate – mortgage	$1,170	$5,749
Consumer real estate – mortgage	4,815	2,589
Construction and land development	2,004	1,572
Commercial and industrial	2,138	648
Consumer and other	314	526
Total performing loans past due 30 to 89 days	$10,441	$11,084

Performing loans past due 90 days or more:
Commercial real estate – mortgage	$729	$-
Consumer real estate – mortgage	92	254
Construction and land development	-	-
Commercial and industrial	-	604
Consumer and other	-	-
Total performing loans past due 90 days or more	$821	$858

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	0.31%	0.34%
Performing loans past due 90 days or more as a percentage of total loans	0.03%	0.03%
Total performing loans in past due status as a percentage of total loans	0.34%	0.36%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $117.1 million or 3.6% of total loans at March 31, 2012 compared to $130.4 million or 3.4% of total loans at December 31, 2011.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.   Approximately $6.1 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2012.

Non-Performing Assets and Troubled Debt Restructurings.  At March 31, 2012, we had $76.9 million in nonperforming assets compared to $87.6 million at December 31, 2011.  Included in nonperforming assets were $42.9 million in nonperforming loans and $34.0 million in other real estate owned at March 31, 2012 and $47.9 million in nonperforming loans and $39.7 million in other real estate assets at December 31, 2011.   At March 31, 2012 and December 31, 2011, there were $22.8 million and $23.4 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain in a performing status.

We have dedicated experienced credit administration resources to the construction and development portfolios by assigning senior executives and bankers to these portfolios.  These individuals meet frequently to discuss the performance of the portfolio and specific relationships with emphasis on underperforming assets.  Their objective is to identify relationships that warrant continued support and remediate those relationships that will tend to cause our portfolio to underperform over the long term.  We reappraise real estate-related nonperforming assets to ascertain appropriate valuations, and we continue to systematically review these valuations as new data is received.

All nonaccruing loans are reviewed by and, in many cases, reassigned to a special assets officer that was not the individual responsible for originating the loan.  If the loan is reassigned, the special assets officer is responsible for developing an action plan designed to minimize any future losses that may accrue to us.  Typically, these special assets officers review our loan files, interview loan officers previously assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel.  The special assets officer then recommends an action plan to a committee of directors and/or senior associates including lenders and workout specialists, which could include foreclosure, restructuring the loan, issuing demand letters or other actions.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  If on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above and are classified as impaired loans.  Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.  At March 31, 2012 and December 31, 2011, there were $22.8 million and $23.4 million, respectively, of troubled debt restructurings that remain in a performing status.

The following table is a summary of our nonperforming assets and troubled debt restructurings at March 31, 2012 and December 31, 2011 (in thousands):

	At December 31, 2011	Payments, Sales and Reductions(3)	Foreclosures(4)	Inflows (5)	At March 31, 2012
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$9,962	$(763)	$(818)	$8,149	$16,530
Consumer real estate – mortgage	12,487	(2,258)	(823)	2,180	11,586
Construction and land development	12,965	(5,257)	(2,671)	1,942	6,979
Commercial and industrial	11,890	(6,236)	(46)	1,634	7,242
Consumer and other	551	(536)	131	369	515
Total nonperforming loans (2)	47,855	(15,050)	(4,227)	14,274	42,852
Other real estate owned	39,714	(10,270)	4,575	-	34,019
Total nonperforming assets	87,569	(25,320)	348	14,274	76,871
Troubled debt restructurings:
Commercial real estate – mortgage	15,378	(58)	-	-	15,320
Consumer real estate – mortgage	5,873	(129)	-	344	6,088
Construction and land development	77	(2)	-	-	75
Commercial and industrial	1,844	(428)	(194)	-	1,222
Consumer and other	244	(2)	(154)	39	127
Total troubled debt restructurings	23,416	(619)	(348)	383	$22,832
Total nonperforming assets and troubled debt restructurings	$110,985	$(25,939)	$-	$14,657	$99,703

Ratios:
Nonperforming loans to total loans	1.45%				1.28%
Nonperforming assets to total loans plus other real estate owned	2.75%				2.28%
Nonperforming loans plus troubled debt restructurings to total loans and other real estate owned	2.23%				1.95%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle National Tier I capital and allowance for loan losses	44.2%				40.8%
______________________
(1)
Nonperforming loans exclude loans that have been restructured and remain on accruing status.  These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)
Approximately $21.4 million and $25.5 million as of March 31, 2012 and December 31, 2011, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.  If a nonaccrual loan does not have a substantiated cash repayment plan, that loan is classified as an impaired loan—although the loan continues to perform according to its contractual terms.

(3)
Payments, sales and reductions in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances, and nonaccrual loans that have been returned to accruing status during the three months ended March 31, 2012.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has satisfactorily performed in accordance with the restructured terms.

(4)	Foreclosures in nonperforming loans and troubled debt restructuring are representative of transfers of balances to other real estate owned or nonaccrual during the three months ended March 31, 2012.
(5)
Inflows in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the three months ended March 31, 2012.  Increases in other real estate owned represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during the first three months of 2012.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the three months ended March 31, 2012.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

At March 31, 2012, we owned $34.0 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $39.7 million at December 31, 2011, substantially all of which is located within our principal markets.  We segment our other real estate owned into four categories: new home construction, developed lots, undeveloped land, and other.  Included in the other category are primarily condos, office buildings and existing homes.  The following table shows the classification of our other real estate owned (in thousands):

	March 31,	December 31,
	2012	2011
New home construction	$371	$2,733
Developed lots	6,419	7,091
Undeveloped land	20,527	22,455
Other	6,702	7,435
	$34,019	$39,714

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of March 31, 2012 and December 31, 2011, our allowance for loan losses was $71.4 million and $74.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of March 31, 2012 and December 31, 2011 and the percentage of loans in each category to total loans (in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$22,689	33.7%	$23,397	33.8%
Consumer real estate - mortgage	10,448	20.6%	10,302	21.1%
Construction and land development	10,924	8.4%	12,040	8.3%
Commercial and industrial	20,111	35.4%	20,789	34.8%
Consumer and other	1,084	1.9%	1,125	2.0%
Unallocated	6,123	NA	6,322	NA
Total allowance for loan losses	$71,379	100.0%	$73,975	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2012 and for the year ended December 31, 2011 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Three months ended March 31, 2012	Year ended December 31, 2011
Balance at beginning of period	$73,975	$82,575
Provision for loan losses	1,034	21,798
Charged-off loans:
Commercial real estate – mortgage	(439)	(3,044)
Consumer real estate – mortgage	(649)	(5,076)
Construction and land development	(1,299)	(10,157)
Commercial and industrial	(2,170)	(15,360)
Consumer and other loans	(368)	(1,213)
Total charged-off loans	(4,925)	(34,850)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	21	116
Consumer real estate – mortgage	421	495
Construction and land development	543	1,530
Commercial and industrial	282	2,167
Consumer and other loans	28	144
Total recoveries of previously charged-off loans	1,295	4,452
Net charge-offs	(3,630)	(30,397)
Balance at end of period	$71,379	$73,975
Ratio of allowance for loan losses to total loans outstanding at end of period	2.14%	2.25%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.45%	0.92%
______________________
(1)	Net charge-offs for the three months ended March 31, 2012 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle National’s regulators, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2011.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $839.8 million and $897.3 million at March 31, 2012 and December 31, 2011, respectively.   Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.  A summary of our investment portfolio at March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011
Weighted average life	3.76 years	4.25 years
Effective duration	2.62%	2.45%
Weighted average coupon	4.29%	4.26%
Tax equivalent yield	3.30%	3.60%

Deposits and Other Borrowings. We had approximately $3.588 billion of deposits at March 31, 2012 compared to $3.654 billion at December 31, 2011.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $118.1 million at March 31, 2012 and $131.6 million at December 31, 2011.   Additionally, at March 31, 2012, and December 31, 2011, we had borrowed $226.0 million in advances from the Federal Home Loan Bank of Cincinnati.   At March 31, 2012, Pinnacle National also has approximately $74.6 million in availability with the Federal Home Loan Bank of Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,		December 31,
	2012	Percent	2011	Percent
Core funding:
Noninterest-bearing deposit accounts	$756,909	18.8%	$717,379	17.5%
Interest-bearing demand accounts	694,755	17.2%	637,203	15.5%
Savings and money market accounts	1,480,671	36.7%	1,585,260	38.6%
Time deposit accounts less than $250,000	467,070	11.6%	501,705	12.2%
Total core funding	3,399,405	84.3%	3,441,547	83.8%
Non-core funding:
Relationship based non-core funding:
Reciprocating time deposits (1)	95,028	2.4%	108,507	2.6%
Other time deposits	93,684	2.3%	104,284	2.5%
Securities sold under agreements to repurchase	118,089	3.0%	131,591	3.2%
Total relationship based non-core funding	306,801	7.7%	344,382	8.4%
Wholesale funding:
Federal Home Loan Bank advances	226,032	5.6%	226,069	5.5%
Subordinated debt – Pinnacle National	15,000	0.4%	15,000	0.3%
Subordinated debt – Pinnacle Financial	82,476	2.0%	82,476	2.0%
Total wholesale funding	323,508	8.0%	323,545	7.8%
Total non-core funding	632,427	15.7%	667,927	16.2%
Totals	$4,029,714	100.0%	$4,109,474	100.0%
______________________
(1)
The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At March 31, 2012 and December 31, 2011, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 83.8% at December 31, 2011 to 84.3% at March 31, 2012.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of March 31, 2012 amounted to $655.8 million.  The following table shows our time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$217,511	0.62%
Over three but less than six months	170,868	0.78%
Over six but less than twelve months	4	0.30%
Over twelve months	173,716	1.26%
	$562,099	0.87%
Denomination $250,000 and greater
Three months or less	$31,309	1.00%
Over three but less than six months	31,287	1.12%
Over six but less than twelve months	-	0.00%
Over twelve months	31,088	1.41%
	$93,684	1.18%
Totals	$655,783	0.91%

Subordinated debt.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At March 31, 2012, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at March 31, 2012
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.27%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.87%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.12%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.32%

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

On August 5, 2008, Pinnacle National entered into a $15 million subordinated term loan with a regional bank.  The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at March 31, 2012, $9 million qualified as Tier 2 Capital for regulatory capital purposes. The portion that qualifies as Tier 2 capital decreases by $3 million at August 2012 and at each subsequent anniversary.

Capital Resources.  At March 31, 2012 and December 31, 2011, our stockholders’ equity amounted to $718.7 million and $710.1 million, respectively, an increase of approximately $8 million.  Substantially all of this increase is attributable to our comprehensive net income in the first quarter of 2012.  Included in our stockholder’s equity is approximately $69 million of Series A preferred stock at March 31, 2012, and December 31, 2011, issued to the U.S. Treasury.   During the fourth quarter of 2011, Pinnacle Financial repurchased 23,750 of the preferred shares originally issued to the U.S. under the CPP in a transaction totaling approximately $23.9 million.

Dividends.  Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC.

Pinnacle National, like all other national banks, is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. As of March 31, 2012, Pinnacle National could pay dividends without prior OCC approval of approximately $30.0 million. In May 2010, Pinnacle Financial informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making preferred stock dividends and trust preferred distributions or causing Pinnacle National to pay dividends, and in April 2012, the informal agreement was terminated. Pinnacle Financial currently anticipates servicing its preferred stock dividend and trust preferred distributions from its available cash balances which totaled approximately $41.3 million as of March 31, 2012.

Pinnacle Financial has not paid any common stock dividends to date, nor does it anticipate paying dividends to its common stockholders for the foreseeable future.  Future dividend policy will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors.

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.  Our Asset Liability Management Committee (ALCO) is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix.  Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

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

At March 31, 2012, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 bps increment level is primarily attributable to the fact that our loan floors will prevent any rise in yields on our loan portfolio from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 200 to 250 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level.  Absent any other asset liability strategies an interest rate increase of a 200 to 250 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  We also enter into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2012 and 2011, we had not entered into any derivative contracts designated as hedging instruments to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $299,000 and $406,000 at March 31, 2012 and December 31, 2011, respectively.  Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At March 31, 2012, Pinnacle National had received advances from the FHLB totaling $225.7 million at the following rates and maturities (in thousands):

	Amount	Interest Rates(1)
2012	$115,000	0.12%
2013	-	NA
2014	75,000	2.09%
2015	-	NA
Thereafter	35,732	2.23%
Total	$225,732
Weighted average interest rate		1.11%
______________________
(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects the rates in effect as of March 31, 2012.

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregates $110 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at March 31, 2012, or during the quarter then ended under such agreements.  Pinnacle National also has approximately $850 million in available Federal Reserve discount window lines of credit.

At March 31, 2012 and December 31, 2011, excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2011 and anticipate that these deposits will represent an insignificant percentage of our total funding in 2012 as we seek to maintain a higher level of core deposits.

At March 31, 2012, we had no significant commitments for capital expenditures.  Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At March 31, 2012, we had outstanding standby letters of credit of $72.4 million and unfunded loan commitments outstanding of $967.3 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Recent Accounting Pronouncements

With the exception of those noted in the Notes to the Consolidated Financial Statements herein, there are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 28 through 44 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. Except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

During the fourth quarter of 2011, a customer of Pinnacle National’s filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle National and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle National’s customers within the State of Tennessee alleging that Pinnacle National’s method of ordering debit card transactions had caused customers of Pinnacle National to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment of unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees.  On January 17, 2012, Pinnacle Financial and Pinnacle National filed a motion to dismiss the complaint. The motion to dismiss was denied on April 13, 2012, and the Company expects to file its answer during the second quarter of 2012.  As of March 31, 2012, Pinnacle Financial cannot reasonably estimate the probability of a potential loss, if any, associated with this litigation and intends to contest this matter vigorously.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	39,790	$16.40	-	-
February 1, 2012 to February 29, 2012	2,466	16.74	-	-
March 1, 2012 to March 31, 2012	762	16.77	-	-
Total	43,018	$16.43	-	-
______________________

(1)  During the quarter ended March 31, 2012, 173,726 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 43,018 shares to satisfy tax withholding requirements for these associates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

PINNACLE FINANCIAL PARTNERS, INC.

May 4, 2012	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 4, 2012	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer