Form 10-Q
period 2012-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2012-07-26
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

As of July 24, 2012 there were 34,674,783 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2012

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” ”should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low, short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA (“the Nashville MSA”) and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the ability to secure the regulatory approvals necessary to convert Pinnacle National to a state-chartered bank; (xiv) the ability to attract additional financial advisors or to attract customers from other financial institutions and conversely, the inability to realize the economic benefits of newly hired financial advisors; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from recently proposed changes to capital calculation methodologies and required capital maintenance levels; and (xvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.  Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this quarterly report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and noninterest-bearing due from banks	$68,291,541	$63,015,997
Interest-bearing due from banks	134,491,775	108,422,470
Federal funds sold and other	8,034,508	724,573
Cash and cash equivalents	210,817,824	172,163,040

Securities available-for-sale, at fair value	789,738,398	894,962,246
Securities held-to-maturity (fair value of $770,541 and $2,369,118 at June 30, 2012 and December 31, 2011, respectively)	754,812	2,329,917
Mortgage loans held-for-sale	36,300,917	35,363,038

Loans	3,444,683,416	3,291,350,857
Less allowance for loan losses	(69,614,021)	(73,974,675)
Loans, net	3,375,069,395	3,217,376,182

Premises and equipment, net	75,525,895	77,127,361
Other investments	45,614,818	44,653,840
Accrued interest receivable	15,176,899	15,243,366
Goodwill	244,065,248	244,076,492
Core deposits and other intangible assets	6,470,132	7,842,267
Other real estate owned	25,450,214	39,714,415
Other assets	106,893,184	113,098,540
Total assets	$4,931,877,736	$4,863,950,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$806,401,531	$717,378,933
Interest-bearing	696,251,475	637,203,420
Savings and money market accounts	1,559,404,238	1,585,260,139
Time	647,763,107	714,496,974
Total deposits	3,709,820,351	3,654,339,466
Securities sold under agreements to repurchase	127,622,555	131,591,412
Federal Home Loan Bank advances	270,994,562	226,068,796
Subordinated debt and other borrowings	122,476,000	97,476,000
Accrued interest payable	1,643,008	2,233,330
Other liabilities	40,034,705	42,097,132
Total liabilities	4,272,591,181	4,153,806,136
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 71,250 shares issued and outstanding at December 31, 2011	-	69,096,828
Common stock, par value $1.00; 90,000,000 shares authorized;34,675,913 shares and 34,354,960 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	34,675,913	34,354,960
Common stock warrants	3,348,402	3,348,402
Additional paid-in capital	539,462,366	536,227,537
Retained earnings	64,307,405	49,783,584
Accumulated other comprehensive income, net of taxes	17,492,469	17,333,257
Total stockholders’ equity	659,286,555	710,144,568
Total liabilities and stockholders’ equity	$4,931,877,736	$4,863,950,704

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$39,288,048	$38,905,155	$77,925,767	$77,258,636
Securities:
Taxable	4,453,956	6,479,280	9,383,240	12,840,179
Tax-exempt	1,647,852	1,837,811	3,350,998	3,773,699
Federal funds sold and other	563,638	566,874	1,117,577	1,140,880
Total interest income	45,953,494	47,789,120	91,777,582	95,013,394

Interest expense:
Deposits	4,298,849	8,306,751	9,126,325	17,730,992
Securities sold under agreements to repurchase	115,450	345,444	271,026	727,013
Federal Home Loan Bank advances and other borrowings	1,354,132	1,341,546	2,691,163	2,739,377
Total interest expense	5,768,431	9,993,741	12,088,514	21,197,382
Net interest income	40,185,063	37,795,379	79,689,068	73,816,012
Provision for loan losses	634,072	6,587,189	1,668,317	12,726,327
Net interest income after provision for loan losses	39,550,991	31,208,190	78,020,751	61,089,685

Noninterest income:
Service charges on deposit accounts	2,439,376	2,330,206	4,763,338	4,591,663
Investment services	1,610,883	1,637,426	3,257,661	3,145,512
Insurance sales commissions	1,141,163	1,004,246	2,428,723	2,053,478
Gain on mortgage loans sold, net	1,456,783	789,258	2,951,255	1,398,635
Gain on sale of investment securities, net	98,917	610,302	212,517	451,199
Trust fees	770,239	769,935	1,565,674	1,499,923
Other noninterest income	2,392,485	2,668,041	4,680,016	4,993,061
Total noninterest income	9,909,846	9,809,414	19,859,184	18,133,471

Noninterest expense:
Salaries and employee benefits	19,237,178	18,523,531	39,029,744	36,447,153
Equipment and occupancy	5,053,111	5,060,014	10,061,766	10,066,724
Other real estate expense	3,104,276	3,825,608	7,780,340	8,159,726
Marketing and other business development	739,774	766,422	1,525,099	1,520,173
Postage and supplies	615,725	545,097	1,179,019	1,034,974
Amortization of intangibles	686,067	715,905	1,372,134	1,431,809
Other noninterest expense	4,479,403	4,920,766	8,787,138	10,397,612
Total noninterest expense	33,915,534	34,357,343	69,735,240	69,058,171
Income before income taxes	15,545,303	6,660,261	28,144,695	10,164,985
Income tax expense	5,105,659	288,414	9,340,097	288,414
Net income	10,439,644	6,371,847	18,804,598	9,876,571
Preferred stock dividends	760,349	1,200,694	1,660,868	2,388,194
Accretion on preferred stock discount	1,894,525	327,657	2,153,172	633,631
Net income available to common stockholders	$7,784,770	$4,843,496	$14,990,558	$6,854,746
Per share information:
Basic net income per common share available to common stockholders	$0.23	$0.14	$0.44	$0.21
Diluted net income per common share available to common stockholders	$0.23	$0.14	$0.44	$0.20
Weighted average shares outstanding:
Basic	33,885,779	33,454,229	33,848,825	33,410,385
Diluted	34,470,794	34,095,636	34,447,526	34,054,746

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income:	$10,439,644	$6,371,847	$18,804,598	$9,876,571
Other comprehensive income, net of tax:
Increase in net gains on securities available-for-sale, net of deferred tax expense	1,006,624	11,567,877	159,212	11,275,060
Total comprehensive income	$11,446,268	$17,939,724	$18,963,810	$21,151,631

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred	Common Stock		Common	Additional		Accumulated	Total
	Stock Amount	Shares	Amount	Stock Warrants	Paid-in Capital	Retained Earnings	Other Comp. Income, net	Stockholders’ Equity

Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options and related tax benefits	-	106,919	106,919	-	612,280	-	-	719,199
Issuance of restricted common shares, net of forfeitures	-	158,303	158,303	-	(158,303)	-	-	-
Issuance of Salary Stock Units	-	18,680	18,680	-	272,501	-	-	291,181
Restricted shares withheld for taxes	-	(18,119)	(18,119)	-	(249,341)	-	-	(267,460)
Compensation expense for restricted shares	-	-	-	-	1,570,425	-	-	1,570,425
Compensation expense for stock options	-	-	-	-	680,761	-	-	680,761
Accretion on preferred stock discount	633,631	-	-	-	-	(633,631)	-	-
Preferred dividends paid	-	-	-	-	-	(2,375,000)	-	(2,375,000)
Net income	-	-	-	-	-	9,876,571	-	9,876,571
Other comprehensive income	-	-	-	-	-	-	11,275,060	11,275,060
Balances, June 30, 2011	$91,422,313	34,136,163	$34,136,163	$3,348,402	$533,557,342	$19,864,142	$16,899,660	$699,228,022

Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock options and related tax benefits	-	213,760	213,760	-	1,150,474	-	-	1,364,234
Repurchase of preferred stock	(71,250,000)	-	-	-	-	-	-	(71,250,000)
Issuance of restricted common shares, net of forfeitures	-	94,110	94,110	-	(94,110)	-	-	-
Issuance of Salary Stock Units	-	57,508	57,508	-	942,565	-	-	1,000,073
Restricted shares withheld for taxes	-	(44,425)	(44,425)	-	(686,321)	-	-	(730,746)
Compensation expense for restricted shares	-	-	-	-	1,671,568	-	-	1,671,568
Compensation expense for stock options	-	-	-	-	250,653	-	-	250,653
Accretion on preferred stock discount	2,153,172	-	-	-	-	(2,153,172)	-	-
Preferred dividends paid	-	-	-	-	-	(2,127,605)	-	(2,127,605)
Net income	-	-	-	-	-	18,804,598	-	18,804,598
Other comprehensive income	-	-	-	-	-	-	159,212	159,212
Balances, June 30, 2012	$-	34,675,913	$34,675,913	$3,348,402	$539,462,366	$64,307,405	$17,492,469	$659,286,555

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2012	2011
Operating activities:
Net income	$18,804,598	$9,876,571
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	3,879,647	3,673,938
Depreciation and amortization	4,923,028	5,650,951
Provision for loan losses	1,668,317	12,726,327
Gain on mortgage loans sold, net	(2,951,255)	(1,398,635)
Gain on sale of investment securities, net	(212,517)	(451,199)
Stock-based compensation expense	2,922,294	2,542,367
Deferred tax expense (benefit)	1,664,563	(568,101)
Losses on dispositions of other real estate and other investments	7,222,829	6,107,869
Excess tax benefit from stock compensation	(11,243)	(7,117)
Mortgage loans held for sale:
Loans originated	(222,373,087)	(136,038,263)
Loans sold	224,388,000	139,486,474
Decrease in other assets	18,852,041	19,894,737
(Decrease) increase in other liabilities	(2,652,747)	4,078,621
Net cash provided by operating activities	56,124,468	65,574,540

Investing activities:
Activities in securities available-for-sale:
Purchases	(37,244,793)	(69,910,259)
Sales	32,632,321	51,116,046
Maturities, prepayments and calls	106,431,284	118,391,346
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,575,000	1,584,999
Increase in loans, net	(166,516,932)	(32,148,545)
Purchases of software, premises and equipment	(1,940,817)	(1,329,819)
Other investments	(1,149,065)	(255,349)
Net cash (used in) provided by investing activities	(66,213,002)	67,448,419

Financing activities:
Net increase (decrease) in deposits	55,480,883	(71,503,872)
Net decrease in securities sold under agreements to repurchase	(3,968,857)	(21,780,716)
Advances from Federal Home Loan Bank:
Issuances	285,000,000	-
Payments/maturities	(240,035,833)	(10,156,762)
Increase in other borrowings	25,000,000	-
Exercise of common stock options and stock appreciation rights	633,487	451,739
Excess tax benefit from stock compensation	11,243	7,117
Preferred dividends paid	(2,127,605)	(2,375,000)
Repurchase of preferred shares outstanding	(71,250,000)	-
Net cash provided by (used in) financing activities	48,743,318	(105,357,494)
Net increase in cash and cash equivalents	38,654,785	27,665,465
Cash and cash equivalents, beginning of period	172,163,040	188,586,181
Cash and cash equivalents, end of period	$210,817,824	$216,251,646

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (Pinnacle National) (collectively, the “Company”). Pinnacle National is a commercial bank headquartered in Nashville, Tennessee. Pinnacle National provides a full range of banking services in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.

In the second quarter of 2012, Pinnacle National filed an application to convert from a national bank to a Tennessee state bank.  If the conversion receives regulatory approval, the bank’s legal name will change from Pinnacle National Bank to Pinnacle Bank.  As a result of the charter conversion, the primary regulators would change from the Office of the Comptroller of the Currency (OCC) to the Tennessee Department of Financial Institutions (TDFI).  This transition would not impact clients or the protection they receive through the FDIC.  The conversion, if approved, is expected to be effective in the third quarter of 2012.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to Pinnacle Financial’s significant accounting policies as disclosed in Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In September 2011, the FASB issued ASU No. 2011-8, Intangibles — Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was adopted by Pinnacle Financial beginning January 1, 2012 and will be used in our annual assessment as of September 30, 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2012 and 2011 was as follows:

	For the six months ended June 30,
	2012	2011
Cash Transactions:
Interest paid	$12,717,236	$23,443,480
Income taxes paid, net	(1,474,106)	(538,414)
Noncash Transactions:
Loans charged-off to the allowance for loan losses	8,774,855	20,674,575
Loans foreclosed upon and transferred to other real estate owned	7,103,792	18,743,360

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

For the six months ended June 30, 2012, approximately 599,000 of dilutive stock options, stock appreciation rights, and restricted shares with time-based vesting criteria were included in the net income per share calculation.  For the six months ended June 30, 2011, there were approximately 644,000 dilutive stock options, stock appreciation rights, and time-based restricted shares with time-based vesting criteria outstanding to purchase common shares that were included in the net income per share calculation.

The following is a summary of the basic and diluted net income per share calculations for the three and six months ended
June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Basic net income per share calculation:
Numerator - Net income available to common stockholders	$7,784,770	$4,843,496	$14,990,558	$6,854,746

Denominator - Average common shares outstanding	33,885,779	33,454,229	33,848,825	33,410,385
Basic net income per share available to common stockholders	$0.23	$0.14	$0.44	$0.21

Diluted net income per share calculation:
Numerator – Net income available to common stockholders	$7,784,770	$4,843,496	$14,990,558	$6,854,746

Denominator - Average common shares outstanding	33,885,779	33,454,229	33,848,825	33,410,385
Dilutive shares contingently issuable	585,015	641,407	598,701	644,361
Average diluted common shares outstanding	34,470,794	34,095,636	34,447,526	34,054,746
Diluted net income per share available to common stockholders	$0.23	$0.14	$0.44	$0.20

Note 2.	Participation in U.S. Treasury Capital Purchase Program

On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury (the Treasury) for $95 million pursuant to the CPP.  For the time the CPP preferred stock was outstanding, the CPP preferred stock was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5% per annum. Pinnacle Financial redeemed the preferred shares issued to the Treasury under the CPP in two payments.   During the fourth quarter of 2011, Pinnacle Financial redeemed 23,750 of the preferred shares in a transaction totaling approximately $23.9 million.  During second quarter of 2012, Pinnacle Financial completed the redemption of the remaining 71,250 preferred shares outstanding to the Treasury in a transaction totaling $71.6 million which included accrued but unpaid dividends of $346,000.  Concurrently, Pinnacle Financial accelerated the accretion of the remaining preferred stock discount of approximately $1.66 million during the second quarter of 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the Treasury as a condition to its participation in the CPP.  The warrants had an exercise price of $26.64 each, were immediately exercisable and expired 10 years from the date of issuance.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109 million.  As a result, and pursuant to the terms of the warrants, the number of shares issuable upon exercise of the warrants was reduced by 50%, or 267,455 shares.  Subsequent to the redemption of the preferred shares, Pinnacle Financial repurchased all of the remaining outstanding warrants held by the Treasury for $755,000 during the third quarter of 2012.

Note 3.	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$18,733	$92	$1	$18,824
Mortgage-backed securities	545,136	21,544	154	566,526
State and municipal securities	178,327	14,663	18	192,972
Corporate notes and other	9,874	1,543	1	11,416
	$752,070	$37,842	$174	$789,738
Securities held-to-maturity:
State and municipal securities	$755	$16	$-	$771
	$755	$16	$-	$771

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$41,978	$344	$9	$42,313
Mortgage-backed securities	623,684	22,254	371	645,567
State and municipal securities	182,206	13,768	22	195,952
Corporate notes and other	9,687	1,443	-	11,130
	$857,555	$37,809	$402	$894,962
Securities held-to-maturity:
State and municipal securities	$2,330	$39	$-	$2,369
	$2,330	$39	$-	$2,369

At June 30, 2012, approximately $634.7 million of securities within Pinnacle Financial’s investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of June 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2012
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,994	$4,056	$380	$384
Due in one year to five years	41,691	43,229	375	387
Due in five years to ten years	82,642	90,674	-	-
Due after ten years	78,607	85,253	-	-
Mortgage-backed securities	545,136	566,526	-	-
	$752,070	$789,738	$755	$771

At June 30, 2012 and December 31, 2011, included in securities were the following available-for-sale investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2012:

U.S. government agency securities	$749	$1	$-	$-	$749	$1
Mortgage-backed securities	7,218	117	9,608	37	16,826	154
State and municipal securities	1,462	17	331	1	1,793	18
Corporate notes	200	1	-	-	200	1
Total temporarily-impaired securities	$9,629	$136	$9,939	$38	$19,568	$174

At December 31, 2011:

U.S. government agency securities	$5,452	$9	$-	$-	$5,452	$9
Mortgage-backed securities	41,598	341	17,826	30	59,424	371
State and municipal securities	1,967	17	1,205	5	3,172	22
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$49,017	$367	$19,031	$35	$68,048	$402

The applicable date for determining when securities are in an unrealized loss position is June 30, 2012.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period, but is in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the tables above, at June 30, 2012, Pinnacle Financial had unrealized losses of $174,000 on $19.6 million of available-for-sale securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at June 30, 2012, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. The table below shows the fair value of securities that have been sold during 2012 and the amount of gain or loss recognized on those securities as well as any other-than-temporary impairment identified during 2012 (in thousands).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the quarter ended,	Fair Value of securities sold		Gain recognized	Loss recognized	Net	Other-than-temporary impairment (2)	Gain on the sale of securities, net
March 31, 2012	$14,360	(1)	$148	$-	$148	$34	$114
June 30, 2012	18,273	(3)	99	-	99	-	99

(1)	Pinnacle Financial sold these securities due to their relatively short terms until maturity and a weighted average coupon of 0.50%.
(2)
During the first six months of 2012, Pinnacle Financial determined four mortgage-backed securities were other-than-temporarily impaired (OTTI) because of management’s intent to sell them in the second quarter of 2012. The decision to sell was based on their relative underperformance compared to expectations.

(3)
Pinnacle sold the four securities previously identified as OTTI in the second quarter. Additionally, two securities issued by municipalities in the state of California which management believed could be adversely affected by state budgetary issues were also sold during the second quarter.

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

The information presented herein for December 31, 2011, has been reclassified from the presentation in our Annual Report on Form 10-K for the year ended December 31, 2011 to conform to the June 30, 2012 presentation. Troubled debt restructurings previously included in accruing loans are now broken out separately.

Commercial loans receive risk ratings by the assigned financial advisor that are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by Pinnacle National’s primary regulator.  At June 30, 2012, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the loan.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer.  At least annually, our credit policy requires that every risk rated loan of $500,000 or more is subject to a formal credit risk review process.  Each loan grade is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews of at least 70% of our risk rated portfolio annually.  Included in the 70% coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans, loans assigned to a particular lending officer and/or loan types in certain geographies.

The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category.  Pass rated loans include all credits other than those included in special mention, substandard, substandard-nonaccrual and doubtful-nonaccrual which are defined as follows:

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

•	Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual.
•
Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  All doubtful-nonaccrual loans are on nonaccrual status.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each loan classification categorized into each risk rating class as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,052,422	$645,766	$228,825	$1,182,567	$73,695	$3,183,275
Special Mention	21,228	6,189	27,067	19,524	-	74,008
Substandard (1)	59,142	15,358	26,696	18,757	-	119,953
Total	$1,132,792	$667,313	$282,588	$1,220,848	$73,695	$3,377,236
Impaired loans
Nonperforming loans
Substandard-nonaccrual	$15,236	$13,344	$6,039	$5,345	$459	$40,423
Doubtful-nonaccrual	-	300	-	98	-	398
Total nonperforming loans	$15,236	$13,644	$6,039	$5,443	$459	$40,821
Troubled debt restructurings(2)
Pass	$333	$3,833	$74	$728	$124	$5,092
Special Mention	4,508	-	-	-	-	4,508
Substandard	14,199	2,212	360	255	-	17,026
Total troubled debt restructurings	$19,040	$6,045	$434	$983	$124	$26,626
Total impaired loans	$34,276	$19,689	$6,473	$6,426	$583	$67,447
Total loans	$1,167,068	$687,002	$289,061	$1,227,274	$74,278	$3,444,683

December 31, 2011
Accruing loans
Pass	$994,059	$643,924	$204,696	$1,098,898	$63,218	$3,004,795
Special Mention	19,403	15,225	27,553	17,029	649	79,859
Substandard (1)	72,160	18,235	28,957	16,073	1	135,426
Total	$1,085,622	$677,384	$261,206	$1,132,000	$63,868	$3,220,080
Impaired loans
Nonperforming loans
Substandard-nonaccrual	$9,962	$11,990	$12,965	$11,194	$551	$46,662
Doubtful-nonaccrual	-	497	-	696	-	1,193
Total nonperforming loans	$9,962	$12,487	$12,965	$11,890	$551	$47,855
Troubled debt restructurings(2)
Pass	$193	$3,631	$77	$949	$242	$5,092
Special Mention	-	-	-	-	-	-
Substandard	$15,185	$2,243	$-	$896	$-	$18,324
Total troubled debt restructurings	$15,378	$5,874	$77	$1,845	$242	$23,416
Total impaired loans	$25,340	$18,361	$13,042	$13,735	$793	$71,271
Total loans	$1,110,962	$695,745	$274,248	$1,145,735	$64,661	$3,291,351

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the OCC, Pinnacle National’s primary regulator, for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $120.0 million at June 30, 2012, compared to $135.4 million at December 31, 2011.

(2)	Troubled debt restructurings are presented as an impaired; however, continue to accrue interest at contractual rates.

At June 30, 2012 and December 31, 2011, all loans classified as nonaccrual were deemed to be impaired.  The principal balances of these nonaccrual loans amounted to $40.8 million and $47.9 million at June 30, 2012 and December 31, 2011, respectively, and are included in the table above.  For the six months ended June 30, 2012, the average balance of nonaccrual loans was $43.8 million as compared to $63.9 million for the twelve months ended December 31, 2011.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccruing loans been on accruing status, interest income would have been higher by $618,000 and $1.1 million, respectively, for the three and six months ended June 30, 2012 compared to $1.1 million and $2.7 million, respectively, for the three and six months ended June 30, 2011.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at June 30, 2012 and December 31, 2011 by loan classification and the amount of interest income recognized on a cash basis throughout the quarter and year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At June 30, 2012			For the six months ended June 30, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$14,235	$14,659	$-	$16,763	$-
Consumer real estate – mortgage	11,220	11,386	-	13,675	-
Construction and land development	2,942	3,048	-	3,320	-
Commercial and industrial	2,239	2,333	-	2,806	-
Consumer and other	-	-	-	-	-
Total	$30,636	$31,426	$-	$36,564	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,001	$1,052	$209	$1,101	$-
Consumer real estate – mortgage	2,424	2,559	507	4,070	-
Construction and land development	3,097	3,180	281	4,360	-
Commercial and industrial	3,204	3,428	1,566	3,769	-
Consumer and other	459	484	96	592	-
Total	$10,185	$10,703	$2,659	$13,892	$-

Total Nonaccrual Loans	$40,821	$42,129	$2,659	$50,456	$-

	At December 31, 2011			For the year ended December 31, 2011

Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$9,345	$12,099	$-	$12,450	$5
Consumer real estate – mortgage	9,248	9,961	-	10,140	-
Construction and land development	6,917	9,093	-	9,288	37
Commercial and industrial	3,036	3,546	-	3,689	-
Consumer and other	-	-	-	-	-
Total	$28,546	$34,699	$-	$35,567	$42

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$617	$661	$57	$792	$-
Consumer real estate – mortgage	3,239	4,902	301	5,005	-
Construction and land development	6,048	6,822	1,264	7,074	-
Commercial and industrial	8,854	11,041	2,767	11,497	-
Consumer and other	551	856	51	857	-
Total	$19,309	$24,282	$4,440	$25,225	$-

Total Nonaccrual Loans	$47,855	$58,981	$4,440	$60,792	$42

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulator and no specific allowance is carried related to those loans.

Pinnacle Financial’s policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the six months ended June 30, 2012 and $42,000 of interest income during the year ended December 31, 2011.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2012 and December 31, 2011, there were $26.6 million and $23.4 million, respectively, of troubled debt restructurings that were performing as of the restructure date which are accruing interest, but are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial’s overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012				December 31, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Related Allowance	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Related Allowance	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	9	$19,040	$2,757	$16,283	9	$15,378	$2,759	$12,619
Consumer real estate – mortgage	15	6,045	787	5,258	16	5,874	516	5,358
Construction and land development	2	434	27	407	2	77	12	65
Commercial and industrial	13	983	137	846	26	1,845	282	1,563
Consumer and other	3	124	17	107	4	242	37	205
	42	$26,626	$3,725	$22,901	57	$23,416	$3,606	$19,810

During the six months ended June 30, 2012, Pinnacle Financial reclassified four commercial loans totaling $194,000 and two consumer loans totaling $154,000 which were previously classified as troubled debt restructurings to nonperforming status due to their lack of performance.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle National’s total risk-based capital to borrowers in the following industries at June 30, 2012 with the comparative exposures for December 31, 2011 (in thousands):

	At June 30, 2012
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2011

Lessors of nonresidential buildings	$373,153	$44,653	$417,806	$509,003
Lessors of residential buildings	174,526	17,732	192,258	177,414
Land subdividers	108,189	16,989	125,178	119,106

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents past due balances at June 30, 2012 and December 31, 2011, by loan classification and segment allocated between performing and nonperforming status (in thousands):

June 30, 2012	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Nonperforming(1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$1,254	$-	$1,254	$11,039	$589,238	$601,531
All other	108	-	108	4,197	561,232	565,537
Consumer real estate – mortgage	2,979	-	2,979	13,644	670,379	687,002
Construction and land development	516	-	516	6,039	282,506	289,061
Commercial and industrial	2,244	-	2,244	5,443	1,219,587	1,227,274
Consumer and other	208	-	208	460	73,610	74,278
	$7,309	$-	$7,309	$40,822	$3,396,552	$3,444,683

December 31, 2011
Commercial real estate:
Owner-occupied	$2,489	$-	$2,489	$6,735	$572,746	$581,970
All other	3,260	-	3,260	3,227	522,505	528,992
Consumer real estate – mortgage	2,589	254	2,843	12,487	680,415	695,745
Construction and land development	1,572	-	1,572	12,965	259,711	274,248
Commercial and industrial	648	604	1,252	11,890	1,132,593	1,145,735
Consumer and other	526	-	526	551	63,584	64,661
	$11,084	$858	$11,942	$47,855	$3,231,554	$3,291,351

(1)	Approximately $18.4 million and $25.5 million of nonaccrual loans as of June 30, 2012 and December 31, 2011, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification for accruing and nonperforming loans at June 30, 2012 and December 31, 2011 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial real estate –mortgage	$18,126	$20,581	$209	$57	$2,757	$2,759	$21,092	$23,397
Consumer real estate – mortgage	8,327	9,485	507	301	787	516	9,621	10,302
Construction and land development	9,935	10,764	281	1,264	27	12	10,243	12,040
Commercial and industrial	19,833	17,740	1,566	2,767	137	282	21,536	20,789
Consumer and other	1,056	1,037	96	51	17	37	1,169	1,125
Unallocated	-	-	-	-	-	-	5,953	6,322
	$57,277	$59,607	$2,659	$4,440	$3,725	$3,606	$69,614	$73,975

(1)
Troubled debt restructurings of $26.6 million and $23.4 million as of June 30, 2012 and December 31, 2011, respectively, are shown as impaired loans; however, continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the allowance for loan losses from December 31, 2010 to December 31, 2011 to June 30, 2012 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(3,044)	(5,076)	(10,157)	(15,360)	(1,213)	-	(34,850)
Recovery of previously charged-off loans	116	495	1,530	2,167	144	-	4,452
Provision for loan losses	7,073	4,985	1,545	12,556	320	(4,681)	21,798
Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(624)	(3,219)	(1,437)	(2,929)	(566)	-	(8,775)
Recovery of previously charged-off loans	212	721	701	1,065	47	-	2,746
Provision for loan losses	(1,893)	1,817	(1,061)	2,611	563	(369)	1,668
Balances, June 30, 2012	$21,092	$9,621	$10,243	$21,536	$1,169	$5,953	$69,614

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

   At June 30, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.8 million to current directors, executive officers, and their related entities, of which $9.5 million had been drawn upon.  At December 31, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.8 million to directors, executive officers, and their related entities, of which approximately $9.6 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2012 or December 31, 2011. At June 30, 2012 and December 31, 2011, Pinnacle National had $3.6 million of loans to a director and his affiliated entities which have been classified as potential problem loans.

Residential Lending

At June 30, 2012, Pinnacle Financial had approximately $36.3 million of mortgage loans held-for-sale compared to approximately $35.4 million at December 31, 2011.  These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and Pinnacle Financial prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three and six months ended June 30, 2012, Pinnacle Financial recognized $1.5 million and $3.0 million, respectively, in gains on the sale of these loans compared to $0.8 million and $1.4 million, respectively, during the three and six months ended June 30, 2011.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle National’s geographic markets. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by Pinnacle National while the majority of the loans sold to other investors are underwritten by the purchaser of the loans.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From inception of Pinnacle National’s mortgage department in January 2003 through June 30, 2012, Pinnacle National originated and sold approximately 11,900 mortgage loans totaling $2.5 billion to third-party purchasers.  Of the approximately 11,900 mortgage loans, Pinnacle underwrote approximately 2,800 conventional loans at a 80% or less loan-to-value that were sold to other investors and underwrote 2,400 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant and has resulted in insignificant losses to Pinnacle National. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle until settlement with the purchaser.

Based on information currently available, management believes that it does not have material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus on foreclosure practices of financial institutions nationwide, Pinnacle National evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At June 30, 2012, Pinnacle National has $653.6 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle National personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle National has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 5.	Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  As of June 30, 2012, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not currently anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2012.  As of June 30, 2012, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

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

Pinnacle Financial's nominal effective tax rate for the six-month period ended June 30, 2012 of 33.2% differs from the Federal income tax statutory rate of 35% primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment and compensation for which we are not entitled to a deduction.  Pinnacle Financial recorded nominal income tax expense during the six month period ended June 30, 2011, as a result of timing differences identified during the 2007, 2008 and 2009 federal tax return audits. Due to a previously assigned valuation allowance against our deferred tax assets, there was no current period tax expense.  The valuation allowance was subsequently reversed in its entirety in the third quarter of 2011.

Note 6.	Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At June 30, 2012, these commitments amounted to $943.7 million.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At June 30, 2012, these commitments amounted to $70.6 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.

During the fourth quarter of 2011, a customer of Pinnacle National’s filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle National and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle National’s customers within the State of Tennessee alleging that Pinnacle National’s method of ordering debit card transactions had caused customers of Pinnacle National to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment of unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees.  Pinnacle Financial and Pinnacle National are vigorously contesting this matter.  On January 17, 2012, Pinnacle Financial and Pinnacle National filed a motion to dismiss the complaint. The motion to dismiss was denied on April 13, 2012, and Pinnacle Financial and Pinnacle National filed an answer on May 30, 2012.  Pinnacle Financial and Pinnacle National are currently responding to discovery requests from the plaintiff.  Based on our current knowledge, Pinnacle Financial currently does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these routine claims outstanding at June 30, 2012 will not have a material impact on Pinnacle Financial’s financial statements.

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
As a result of an amendment to the 2004 Plan approved by shareholders on April 17, 2012, total shares remaining available for issuance under the 2004 Plan were increased, and at June 30, 2012, totaled 701,000.

Common Stock Options and Stock Appreciation Rights

As of June 30, 2012, there were approximately 1,353,000 stock options and 7,500 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the six months ended June 30, 2012 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2011	1,581,038	$20.81	3.62	$3,683	(1)
Granted	-	-
Exercised	(213,760)	5.30
Forfeited	(6,631)	28.22
Outstanding at June 30, 2012	1,360,647	$23.11	3.58	$2,711	(2)
Outstanding and expected to vest as of June 30, 2012	1,360,524	$23.11	3.53	$2,711	(2)
Options exercisable at June 30, 2012	1,319,286	$23.11	3.58	$2,711	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $18.35 per common share at December 31, 2011 for the approximately 271,683 options and stock appreciation rights that were in-the-money at June 30, 2012.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $19.51 per common share at June 30, 2012 for the approximately 384,754 options and stock appreciation rights that were in-the-money at June 30, 2012.

During the six months ended June 30, 2012, approximately 88,000 option awards vested at an average exercise price of $27.50 with no intrinsic value.

As of June 30, 2012, there was approximately $155,000 of total unrecognized compensation cost related to unvested stock, options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.52 years.

During the three and six months ended June 30, 2012, Pinnacle Financial recorded stock option compensation expense of $97,000 and $251,000, respectively, using the Black-Scholes valuation model compared to $311,000 and $681,000, respectively, for the three and six months ended June 30, 2011.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.

Restricted Share Awards

Additionally, Pinnacle Financial’s 2004 Plan and the plans assumed in connection with the acquisition of Mid-America provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of June 30, 2012 under any of these plans.  During the six months ended June 30, 2012, Pinnacle Financial awarded 140,345 shares of restricted common stock to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the quarter ended June 30, 2012 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2011	849,703	$15.61
Shares awarded	140,345	16.29
Restrictions lapsed and shares released to associates/directors	(189,134)	15.94
Shares forfeited(1)	(46,235)	18.69
Unvested at June 30, 2012	754,679	$15.56

(1)	Represents 30,132 shares forfeited due to failure to meet performance targets and 16,103 shares forfeited due to employee termination and retirement.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2012:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants		Shares Unvested
Time Based Awards (2)
2012	Associates	5	125,365	-	4,725	(4)	120,640
Outside Director Awards (3)
2012	Outside directors	1	14,980	-	-		14,980

(1)
Groups include our employees (referred to as associates above) and our outside directors.  When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and, may elect to sell shares to pay the applicable income taxes associated with the award.

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

(4)	These shares represent forfeitures resulting from associate terminations during the six months ended June 30, 2012.

Compensation expense associated with performance-based restricted share awards, which are issued from time-to-time, is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award.  For the three and six months ended June 30, 2012, Pinnacle Financial recognized approximately $814,000 and $1,672,000, respectively, in compensation costs attributable to all restricted share awards issued prior to the end of those periods, compared to $762,000 and $1,570,000, respectively, for the three and six months ended June 30, 2011.

Restricted Stock Units

Pinnacle Financial granted 144,350 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2012.  These restricted share units will be converted to restricted shares in 2013 on a tiered scale based on actual 2012 results.  The number of units that ultimately convert to unvested restricted shares will be determined after the 2012 earnings are finalized based upon the achievement of certain predetermined profitability goals for 2012 that were established on January 13, 2012 by the Human Resources and Compensation Committee of Pinnacle Financial (HRCC).  The number of restricted shares issuable in settlement of these restricted share units could range between 0% to 100% based on the level of 2012 profitability.  Once these restricted share units are converted to restricted share awards, the forfeiture restrictions on the number of restricted shares issued in settlement of these restricted share units will lapse in 20% increments over the following five years based on the achievement of soundness thresholds to be set by the HRCC in January of each respective fiscal year.   As the specific value of the award that will ultimately be granted to the recipients of these restricted share units and the associated performance targets cannot yet be determined, no grant has deemed to have been made and therefore, no expense has been recognized related to these awards. Following the redemption of the preferred stock issued to the US Treasury as a part of the CPP, the HRCC also granted 164,858 restricted stock units to the senior executive officers in the second quarter of 2012. The settlement of these restricted share units into shares of restricted stock and subsequent vesting criteria for these awards are similar to those of the restricted share units granted during the first quarter of 2012, except that the annual performance will be adjusted to the performance over the quarterly periods remaining.

Salary Stock Unit Awards

During 2011, the HRCC of Pinnacle Financial adopted and approved the issuance of Salary Stock Units (SSU) to Pinnacle Financial’s named executive officers. The SSUs were designed to comply with the Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009.  SSUs were accrued and earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with Pinnacle Financial. Generally, SSUs granted to named executive officers are immediately vested (and therefore not subject to forfeiture) and are payable in shares of Pinnacle Financial’s common stock on, or as soon as administratively practical following, December 30, 2012 (Settlement Date), but in no event later than two and one-half months following the Settlement Date. For the three and six months ended June 30, 2012, Pinnacle Financial issued 29,836 and 57,508 SSUs, respectively,  and recognized approximately $478,000 and $1,000,000, respectively, in compensation costs attributable to the SSUs compared to 12,511 and 18,680 and approximately $194,000 and $291,000, respectively, for the same periods in 2011. Following the redemption of all of the remaining outstanding preferred stock issued to the Treasury as part of the CPP, the HRCC terminated issuances of salary stock unit awards to these named executive officers effective June 30, 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Regulatory Matters

Pursuant to federal banking regulations, Pinnacle National, like all other national banks, is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the Office of the Comptroller of the Currency (OCC).  Prior to the repurchase of the preferred stock, Pinnacle Financial was subject to limits on payment of dividends to its shareholders by its participation in the CPP.  Pursuant to federal banking regulations, Pinnacle National may not, without the prior consent of the OCC, pay any dividends to Pinnacle Financial in a year in excess of the total of Pinnacle National’s net profits for that year plus the retained profits for the preceding two years.  As of June 30, 2012, Pinnacle National could pay approximately $16.3 million of dividends to Pinnacle Financial without prior OCC approval. In May 2010, Pinnacle Financial informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making stock dividends or repurchases and trust preferred distributions or causing Pinnacle National to pay dividends. In April 2012, this informal agreement was terminated. Pinnacle Financial has not paid any cash dividends on common stock since inception, and it does not anticipate that it will consider paying such dividends in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle National of Tier I capital to average assets. Management believes, as of June 30, 2012, that Pinnacle Financial and Pinnacle National met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial and Pinnacle National’s actual capital amounts and ratios are presented in the following table
(in thousands):

	Actual		Regulatory Minimum Capital Requirement		Regulatory Minimum To Be Well-Capitalized
At June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets:
Pinnacle Financial	$532,418	13.5%	$315,231	8.0%	$396,168	10.0%
Pinnacle National	$527,408	13.4%	$314,579	8.0%	$395,363	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$473,897	12.0%	$157,616	4.0%	$237,701	6.0%
Pinnacle National	$468,987	11.9%	$157,290	4.0%	$237,218	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$473,897	10.3%	$183,983	4.0%	NA	NA
Pinnacle National	$468,987	10.2%	$183,507	4.0%	$229,383	5.0%

(*)	Average assets for the above calculations were based on the most recent quarter.

Note 9.	Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with a large U.S. financial institution in order to minimize the risk to Pinnacle Financial.  These swaps are derivatives, but are not designated as hedging instruments.  At June 30, 2012 and 2011, Pinnacle Financial had not entered into any derivative contracts to assist in managing its own interest rate sensitivity and has no derivatives designated as hedges.

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

A summary of Pinnacle Financial’s interest rate swaps as of June 30, 2012 and December 31, 2011 is included in the following table (in thousands):

	June 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$252,389	$18,378	$257,639	$17,937
Pay variable / receive fixed swaps	252,389	(18,601)	257,639	(18,147)
Total	$504,778	$(223)	$515,278	$(210)

Note 10.	Fair Value of Financial Instruments

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle National through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable.  OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value.  Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the financial instruments carried at fair value as of June 30, 2012 and December 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

June 30, 2012	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$18,824	$-	$18,824	$-
Mortgage-backed securities	566,526	-	566,526	-
State and municipal securities	192,972	-	192,972	-
Corporate notes and other	11,416	-	11,416	-
Total investment securities available-for-sale	789,738	-	789,738	$-
Alternative investments	3,398	-	-	3,398
Other assets	68,216	-	18,378	49,838
Total assets at fair value	$861,352	$-	$808,116	$53,236

Other liabilities	$18,601	$-	$18,601	$-
Total liabilities at fair value	$18,601	$-	$18,601	$-

December 31, 2011
Investment securities available-for-sale:
U.S. government agency securities	$42,313	$-	$42,313	$-
Mortgage-backed securities	645,567	-	645,567	-
State and municipal securities	195,952	-	195,952	-
Corporate notes and other	11,130	-	11,130	-
Total investment securities available-for-sale	894,962	-	894,962	-
Alternative investments	3,400	-	-	3,400
Other assets	67,319	-	17,937	49,382
Total assets at fair value	$965,681	$-	$912,899	$52,782

Other liabilities	$18,147	$-	$18,147	$-
Total liabilities at fair value	$18,147	$-	$18,147	$-

June 30, 2012	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the six months ended June 30, 2012
Other real estate owned	$25,450	$-	$-	$25,450	$(5,115)
Nonperforming loans, net (1)	38,162	-	-	38,162	(2,738)
Total	$63,612	$-	$-	$63,612	$(7,853)

December 31, 2011
Other real estate owned	$39,714	$-	$-	$39,714	$(6,890)
Nonperforming loans, net (1)	43,415	-	-	43,415	(8,661)
Total	$83,129	$-	$-	$83,129	$(15,551)

(1)	Amount is net of a valuation allowance of $2.7 million at June 30, 2012 and $4.4 million at December 31, 2011 as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2012, there were no transfers between Levels 1, 2 or 3.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2012 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the six months ended June 30,
	2012		2011
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$52,782	$-	$50,962	$-
Total realized gains included in income	321	-	824	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	-	-	-	-
Purchases, issuances and settlements, net	134	-	255	-
Transfers out of Level 3	-	-	-	-
Fair value, June 30	$53,237	$-	$52,041	$-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$321	$-	$824	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits, Securities sold under agreements to repurchase, Federal Home Loan Bank advances, Subordinated debt and other borrowings - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank, floating rate subordinated debt and other borrowings, and floating rate loans approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.  For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in thousands) June 30, 2012	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$755	$771	$-	$771	$-
Loans, net	3,375,069	3,121,712	-	-	3,121,712
Mortgage loans held for sale	36,301	36,301	-	-	36,301

Financial liabilities:
Deposits and securities sold under agreements to repurchase	3,837,443	3,799,129	-	3,799,129	-
Federal Home Loan Bank advances	270,995	271,469	-	271,469	-
Subordinated debt and other borrowings	122,476	99,616	-	99,616	-

Off-balance sheet instruments:
Commitments to extend credit (2)	943,654	901	-	-	901
Standby letters of credit (3)	70,575	297	-	-	297

December 31, 2011
Financial assets:
Securities held-to-maturity	$2,330	$2,369	$-	$2,369	$-
Loans, net	3,217,376	2,893,526	-	-	2,893,526
Mortgage loans held for sale	35,363	35,363			35,363

Financial liabilities:
Deposits and securities sold under agreements to repurchase	3,785,931	3,752,490	-	3,752,490	-
Federal Home Loan Bank advances	226,069	226,460	-	-	226,460
Subordinated debt and other borrowings	97,476	72,030	-	72,030	-

Off-balance sheet instruments:
Commitments to extend credit (2)	937,084	1,031	-	-	1,031
Standby letters of credit (3)	76,176	259	-	-	259

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at June 30, 2012 and December 31, 2011, Pinnacle Financial included in other liabilities $901,000 and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)
At June 30, 2012 and December 31, 2011, the fair value of Pinnacle Financial’s standby letters of credit was $297,000 and $259,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11.	Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended June 30, 2012, and the year ended December 31, 2011 has been prepared in accordance with ASC 810.

At June 30, 2012, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs.  As discussed more fully in form 10-K, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accruing restructured commercial loans, and managed discretionary trusts.

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
Type	Assets Recognized (maximum loss)	Liability Recognized	Assets Recognized (maximum loss)	Liability Recognized	Balance Sheet Classification
Low income housing partnerships	$5,854	$-	$5,917	$-	Other assets
Trust preferred issuances	N/A	82,476	N/A	82,476	Subordinated debt
Commercial troubled debt restructurings	20,022	-	17,223	-	Loans
Managed discretionary trusts	N/A	N/A	N/A	N/A	N/A

Note 12.	Other borrowings

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a national banking franchise for $25 million (the Loan Agreement). Borrowings under the Loan Agreement, combined with available cash, were used for the redemption, on June 20, 2012, of the remaining 71,250 shares of preferred stock owned by the Treasury that had been issued under the CPP.

Pinnacle Financial’s borrowings under the Loan Agreement bear interest at rates that, at Pinnacle Financial’s option, can be either:

●
A base rate generally defined as the sum of (i) the highest of (x) the lender’s “base” or “prime” rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum or (z) one-month LIBOR plus one percent (1%) per annum and (ii) an applicable margin as noted below; or

●
A LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available source) for one, two or three months (all as selected by the Company), and (ii) an applicable margin.

The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans is 3.00% (300 basis points).

Pinnacle Financial is required to make quarterly principal payments of $625,000 beginning on September 30, 2012, and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, sales of assets and dividends. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial’s bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial’s, and in some cases, Pinnacle National’s, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also includes a fixed charge coverage ratio requiring the sum of Pinnacle Financial’s net income plus the amount of any goodwill amortization expense and contractually due interest divided by the sum of Pinnacle Financial’s contractually due interest and principal amounts (assuming annual principal amortization of $2.5 million under the Loan Agreement), to be not less than 125% on an annualized single quarter basis through September 30, 2012 and on a rolling four quarter basis starting December 31, 2012.

The Loan Agreement also contains other customary affirmative and negative covenants, representations, warranties and events of default, which include but are not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and the institution of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle National. If an event of default occurs and is continuing, Pinnacle Financial may be required immediately to repay all amounts outstanding under the Loan Agreement.

Debt issuance costs associated with the Loan Agreement of approximately $218,000 consisting primarily of professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over three years using the straight-line method.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2012 and December 31, 2011 and our results of operations for the three and six months ended June 30, 2012 and 2011.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our fully diluted net income per common share available to common stockholders for the three and six months ended June 30, 2012 was $0.23 and $0.44, respectively, compared to $0.14 and $0.20, respectively, for the same periods in 2011.  At June 30, 2012, loans had increased to $3.445 billion, as compared to $3.291 billion at December 31, 2011, and total deposits increased to $3.710 billion at June 30, 2012 from $3.654 billion at December 31, 2011.

Results of Operations.  Our net interest income increased $2.4 million to $40.2 million for the second quarter of 2012 compared to $37.8 million for the second quarter of 2011.  Our net interest income increased $5.9 million to $79.7 million for the six months ended June 30, 2012 compared to $73.8 million for the same period in the prior year. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2012 was 3.76% and 3.75%, respectively, compared to 3.55% and 3.47%, respectively, for the same periods in 2011.

Our provision for loan losses was $0.6 million and $1.7 million, respectively, for the three and six month periods ended June 30, 2012 compared to $6.6 million and $12.7 million, respectively, for the same periods in 2011.  The decrease in our provisioning expense correlates with the reduction in both net charge-offs and the overall level of our allowance for loan losses.  Net charge-offs were $2.4 million and $6.0 million, respectively, for the three and six month periods ended June 30, 2012, compared to $8.6 million and $18.3 million, respectively, for the same periods in the prior year.  Our allowance for loan losses as a percentage of total loans decreased from 2.25% at December 31, 2011 to 2.02% at June 30, 2012, as a result of improving credit metrics within our loan portfolio.

Noninterest income increased by $101,000 and $1.7 million, respectively, during the three and six months ended June 30, 2012, compared to the same periods in the prior year, which is primarily attributable to elevated loan refinance activity as a result of the current rate environment.

Noninterest expense decreased by $442,000 and increased by $677,000, respectively, as compared to the three and six month periods ended June 30, 2011. Costs associated with the disposal and maintenance of other real estate owned decreased by $721,000 and other noninterest expense decreased to $441,000, during the three months ended June 30, 2012, when compared to the same period in 2011.The most significant component of the increase in noninterest expense for the six months ended June 30, 2012 when compared to 2011 is attributable to annual merit raises for 2012 and an increase in incentive expense recognized for our year-to-date performance as compared to prior year.

During the three and six months ended June 30, 2012, Pinnacle Financial recorded income tax expense of $5.1 million and $9.3 million, respectively.   Pinnacle Financial's effective tax rate for the first six months of 2012 of 33.2% differs from the combined federal and state income tax statutory rate of 39.2% primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance.  Pinnacle Financial recorded nominal income tax expense during the six month period ended June 30, 2011, as a result of timing differences identified during the 2007, 2008 and 2009 federal tax return audits. Due to a previously assigned valuation allowance against our deferred tax assets, there was no current period expense. The valuation allowance was subsequently reversed in its entirety in the third quarter of 2011.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 67.7% and 70.1%, respectively, for the three and six month periods ended June 30, 2012 compared to 72.2% and 75.1%, respectively, for the same periods in 2011.

Net income available to common stockholders for the three and six months ended June 30, 2012 was $7.8 million and $15.0 million, respectively, compared to net income available to common stockholders of $4.8 million and $6.9 million, respectively, for the same periods in 2011. Included in net income available to common stockholders for the three and six months ended June 30, 2012 was approximately $2.7 million and $3.8 million, respectively, of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP compared to $1.5 million and $3.0 million, respectively, for the same periods in the prior year.  The preferred stock dividends and accretion variance between the two periods is attributable both to the recognition, in the second quarter of 2012, of the remaining preferred stock discount associated with the redemption in June 2012 of the remaining outstanding preferred shares originally sold to the Treasury offset by the 25% redemption of the preferred shares originally issued to the Treasury during the fourth quarter of 2011.

Financial Condition.  Net loans increased $157.7 million during the first six months of 2012.  Total deposits were $3.710 billion at June 30, 2012, compared to $3.654 billion at December 31, 2011, an increase of $55.5 million, or 1.5%.  In comparing the deposit balances at June 30, 2012 with the balances at December 31, 2011, we have increased our non-interest bearing deposits $89.0 million.  This continued reduction in higher cost non-core time deposits has contributed to the expansion in net interest margin.

Capital and Liquidity.  At June 30, 2012, our capital ratios, exceeded the levels required to be considered well capitalized at the bank and holding company levels.  To support the capital needs of Pinnacle National and holding company cash requirements, at June 30, 2012, we had approximately $20.4 million of cash at the holding company.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three months ended		2012-2011	Six months ended		2012-2011
	June 30,		Percent	June 30,		Percent
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Interest income	$45,953	$47,789	(3.8%)	$91,778	$95,013	(3.4%)
Interest expense	5,768	9,994	(42.3%)	12,089	21,197	(43.0%)
Net interest income	40,185	37,795	6.3%	79,689	73,816	8.0%
Provision for loan losses	634	6,587	(90.4%)	1,668	12,726	(86.9%)
Net interest income after provision for loan losses	39,551	31,208	26.7%	78,021	61,090	27.7%
Noninterest income	9,910	9,809	1.0%	19,859	18,133	9.5%
Noninterest expense	33,916	34,357	(1.3%)	69,735	69,058	1.0%
Net income before income taxes	15,545	6,660	133.4%	28,145	10,165	176.9%
Income tax expense	5,106	288	NM(1)	9,340	288	NM(1)
Net income	10,439	6,372	63.8%	18,805	9,877	90.4%
Preferred dividends and discount accretion	2,654	1,529	73.6%	3,814	3,022	26.2%
Net income available to common stockholders	$7,785	$4,843	60.7%	$14,991	$6,855	118.7%
Basic net income per common share available to common stockholders	$0.23	$0.14	64.3%	$0.44	$0.21	109.5%
Diluted net income per common share available to common stockholders	$0.23	$0.14	64.3%	$0.44	$0.20	120.0%

(1)	NM—The percentage change is not considered meaningful.

Net Interest Income. Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of our revenue.  We actively manage this revenue source to provide optimal levels of revenue while seeking to balance interest rate, credit, and liquidity risks.  Net interest income totaled $40.2 million and $79.7 million, respectively, for the three and six months ended June 30, 2012, an increase of $2.4 million and $5.7 million, from the levels recorded in the same periods of 2011. We were able to increase net interest income for 2012 compared to 2011 due primarily to our focus on reducing our funding costs.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,402,671	$39,288	4.65%	$3,211,591	$38,905	4.87%
Securities:
Taxable	635,678	4,454	2.82%	779,882	6,479	3.33%
Tax-exempt (2)	183,117	1,648	4.83%	192,868	1,838	5.04%
Federal funds sold and other	144,249	564	1.70%	163,211	567	1.50%
Total interest-earning assets	4,365,715	$45,954	4.29%	4,347,552	$47,789	4.47%
Nonearning assets
Intangible assets	250,974			253,803
Other nonearning assets	230,894			225,376
Total assets	$4,847,583			$4,826,731

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$685,353	$781	0.46%	$592,374	$989	0.67%
Savings and money market	1,540,755	1,967	0.51%	1,597,216	3,789	0.95%
Time	654,538	1,551	0.95%	904,094	3,529	1.57%
Total interest-bearing deposits	2,880,646	4,299	0.60%	3,093,684	8,307	1.08%
Securities sold under agreements to repurchase	130,711	115	0.36%	175,705	345	0.79%
Federal Home Loan Bank advances	232,606	616	1.07%	114,072	679	2.42%
Subordinated debt and other borrowings	101,872	738	2.91%	97,476	663	2.73%
Total interest-bearing liabilities	3,345,835	5,768	1.27%	3,480,937	9,994	1.15%
Noninterest-bearing deposits	755,594	-	-	628,929	-	-
Total deposits and interest-bearing liabilities	4,101,429	$5,768	0.57%	4,109,866	$9,994	0.98%
Other liabilities	27,313			25,845
Stockholders' equity	718,841			691,020
Total liabilities and stockholders’ equity	$4,847,583			$4,826,731
Net interest income		$40,186			$37,795
Net interest spread (3)			3.60%			3.32%
Net interest margin (4)			3.76%			3.55%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2012 would have been 3.73% compared to a net interest spread of 3.49% for the three months ended June 30, 2011.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,341,350	$77,927	4.70%	$3,201,381	$77,259	4.87%
Securities:
Taxable	662,162	9,383	2.85%	795,749	12,840	3.25%
Tax-exempt (2)	184,990	3,351	4.86%	195,694	3,774	5.13%
Federal funds sold and other	152,840	1,117	1.59%	174,498	1,141	1.42%
Total interest-earning assets	4,341,342	$91,778	4.31%	4,367,322	$95,014	4.45%
Nonearning assets
Intangible assets	251,321			254,164
Other nonearning assets	241,558			226,131
Total assets	$4,834,221			$4,847,617

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$675,111	$1,606	0.48%	$592,365	$1,944	0.66%
Savings and money market	1,541,063	4,109	0.54%	1,588,320	7,850	1.00%
Time	671,810	3,412	1.02%	954,646	7,937	1.68%
Total interest-bearing deposits	2,887,984	9,127	0.64%	3,135,331	17,731	1.14%
Securities sold under agreements to repurchase	130,301	271	0.42%	180,561	727	0.81%
Federal Home Loan Bank advances	235,591	1,226	1.05%	113,889	1,420	2.52%
Subordinated debt and other borrowings	99,674	1,465	2.96%	97,476	1,319	2.73%
Total interest-bearing liabilities	3,353,550	12,089	1.28%	3,527,257	21,197	1.21%
Noninterest-bearing deposits	728,724	-	-	611,885	-	-
Total deposits and interest-bearing liabilities	4,082,274	$12,089	0.60%	4,139,142	$21,197	1.03%
Other liabilities	32,633			21,620
Stockholders' equity	719,314			686,855
Total liabilities and stockholders’ equity	$4,834,221			$4,847,617
Net interest income		$79,689			$73,817
Net interest spread (3)			3.59%			3.24%
Net interest margin (4)			3.75%			3.47%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2012 would have been 3.72 % compared to a net interest spread of 3.42% for the six months ended June 30, 2011.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the second quarters of 2012 and 2011, our net interest spread was 3.60% and 3.32%, respectively, while the net interest margin was 3.76% and 3.55%, respectively. For the six month periods ended June 30, 2012 and 2011, our net interest spread was 3.59% and 3.24%, respectively, while the net interest margin was 3.75% and 3.47%, respectively.  The improving net interest margin reflected management’s efforts to maximize earnings by focusing on deposit pricing. During the three and six month periods ended June 30, 2012, total funding rates were less than those rates for the same periods in the prior year by 41 and 43 basis points, respectively.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our checking accounts (both interest bearing and non-interest bearing) and concurrently reduced balances of higher cost time deposits and higher-cost wholesale funding and the cost of funds associated with these types of fundings.

Loan pricing for creditworthy borrowers continues to be competitive in our markets and limits our ability to increase our yields on new and renewed loans over the last several quarters.  Lower levels of nonperforming loans positively impacted our net interest margin during the three and six months ended June 30, 2012 when compared to the same periods in 2011.  Average nonperforming loans were $43.8 million for the six months ended June 30, 2012, which was a decrease from the $63.9 million for the twelve months ended December 31, 2011.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain stable for an extended period of time.  We believe that our net interest margin could experience pressure due to increased pricing competition for quality loan opportunities as well as fewer opportunities to reduce our funding costs due to the absolute low level of deposit rates as a result of the current interest rate environment.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 2.25% at December 31, 2011 to 2.02% at June 30, 2012.  Our allowance for loan losses as a percentage of our nonperforming loans has increased from 154.6% at December 31, 2011 to 170.5% at June 30, 2012.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2012.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $634,000 and $6.6 million for the three months ended June 30, 2012 and 2011, respectively, and $1.7 million and $12.7 million for the six months ended June 30, 2012 and 2011, respectively. Provision expense for the three and six month periods ended June 30, 2012 has decreased as compared to the same periods in 2011, primarily due to a reduction in both net charge-offs and in the overall amount of the allowance for loan losses.

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

The following is the makeup of our noninterest income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended		2012-2011	Six months ended		2012-2011
	June 30,		Percent	June 30,		Percent
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,439	$2,330	4.7%	$4,763	$4,592	3.7%
Investment services	1,611	1,637	(1.6%)	3,258	3,145	3.6%
Insurance sales commissions	1,141	1,004	13.6%	2,428	2,053	18.3%
Gains on mortgage loans sold, net	1,457	789	84.7%	2,951	1,399	110.9%
Gain on sale of investment securities, net	99	610	(83.8%)	213	451	(52.8%)
Trust fees	770	770	0.0%	1,566	1,500	4.4%
Other noninterest income:
ATM and other consumer fees	1,395	1,573	(11.3%)	2,860	3,011	(5.0%)
Bank-owned life insurance	229	300	(23.7%)	481	578	(16.8%)
Other noninterest income	769	796	(3.5%)	1,339	1,404	(4.6%)
Total other noninterest income	2,393	2,669	(10.4%)	4,680	4,993	(6.3%)
Total noninterest income	$9,910	$9,809	1.0%	$19,859	$18,133	9.5%

The increase in service charges on deposit accounts in 2012 compared to the first six months of 2011 is primarily related to an increase in transactional deposit accounts subject to service charges during the first six months of 2012.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National.  At June 30, 2012, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.19 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.10 billion at June 30, 2011.  Insurance commissions were approximately $1.1 million and $2.4 million for the three and six months ended June 30, 2012 compared to approximately $1.0 million and $2.0 million, respectively, for the three and six months ended June 30, 2011. Substantially all of our insurance revenue is attributable to our insurance subsidiary, Miller Loughry Beach. Included in insurance income for the first six months of 2012 was $287,000 of contingent income received based on 2011 sales production compared to $87,000 recorded in the same period prior year. Additionally, at June 30, 2012, our trust department was receiving fees on approximately $804 million in assets compared to $663 million at June 30, 2011.

Gains on mortgage loans sold, net consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations. Gains on mortgage loans sold, net were $1.5 million and $2.9 million for the three and six month periods ended June 30, 2012 as compared to $789,000 and $1.4 million for the same periods in the prior year.  The increase is attributable to increased refinance activity between the two periods.

During the three and six months ended June 30, 2012, Pinnacle Financial realized approximately $99,000 and $213,000, respectively, in net gains from the sale of $18.2 million and $32.6 million, respectively, of available-for-sale securities. There were three distinct sales of securities during the first six months of 2012. First, twenty relatively smaller sized agency securities that had primarily been purchased over time to satisfy certain collateral requirements were sold during the 2012 period. Pinnacle Financial decided to sell these securities due to their relatively short terms until maturity. Additionally, Pinnacle Financial decided to sell, in the second quarter of 2012, four underperforming mortgage-backed securities that were determined to be other-than-temporarily impaired (OTTI) during the first quarter. Finally, Pinnacle Financial decided to sell two securities which were issued by municipalities in the state of California because management believed there to be some possibility they could be adversely affected by state budgetary issues.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized in the first six months of 2012 decreased 11.3% as compared to the same period in the prior year. Based on the changes under the Dodd-Frank Act, we expect income from check card and interchange fees to decline over time. While we are exempt from the cap on debit interchange fees because of our current asset size, we believe that there is the potential for downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $229,000 and $481,000, respectively, for the three and six months ended June 30, 2012 compared to $300,000 and $578,000, respectively, for the three and six months ended June 30, 2011. Pinnacle has not had any additional investments in bank-owned life insurance policies during 2012.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended		2012-2011	Six months ended		2012-2011
	June 30,		Percent	June 30,		Percent
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$11,238	$10,834	3.7%	$22,635	$21,930	3.2%
Commissions	1,145	1,127	1.6%	2,140	2,013	6.3%
Cash incentives and related payroll taxes	2,023	2,654	(23.8%)	4,054	3,592	12.9%
Employee benefits and other	4,831	3,909	23.6%	10,201	8,912	14.5%
Total salaries and employee benefits	19,237	18,524	3.8%	39,030	36,447	7.1%
Equipment and occupancy	5,053	5,060	(0.1%)	10,062	10,067	0.0%
Other real estate expense	3,104	3,826	(18.9%)	7,780	8,160	(4.7%)
Marketing and business development	740	766	(3.4%)	1,525	1,520	0.3%
Postage and supplies	616	545	13.0%	1,179	1,034	14.0%
Amortization of intangibles	686	716	(4.2%)	1,372	1,432	(4.2%)
Other noninterest expense	4,480	4,920	(9.0%)	8,787	10,398	(15.5%)
Total noninterest expense	$33,916	$34,357	(1.3%)	$69,735	$69,058	1.0%

The increase in total salaries and employee benefits expense is primarily related to incentive compensation costs for the three and six month periods ended June 30, 2012 as compared to the same periods in the prior year. We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our salary-based employees have historically participated in our annual cash incentive plan. Under the plan, the targeted level of incentive payments requires us to achieve a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that actual earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 120% of our targeted bonus. We currently believe that our performance for fiscal 2012 will be in line with our targeted performance and we are currently accruing incentive costs in 2012 at target levels.

Additionally, included in employee benefits and other expense for the three and six months ended June 30, 2012, were approximately $911,000 and $1,922,000, respectively, of compensation expenses related to stock options and restricted share awards compared to $1,073,000 and $2,251,000, respectively, for the three and six months ended June 30, 2011.  We also believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder centric culture throughout our organization. Thus, we support and provide a broad-based equity inventive plan for all associates. The decrease in expense between the current year periods and prior year periods is attributable to the new restricted share unit structure that was implemented during the first quarter of 2012 for our Leadership Team members.  Because the number of restricted shares that will be issued in settlement of the restricted share units is based on our profitability for 2012 and accordingly cannot be determined at this point, no expense will be recognized related to these awards in 2012. After a grant date is established, the cost of these awards will be recognized over the subsequent five-year vesting period beginning in 2013.

Also included in employee benefits and other expenses in the three and six months ended June 30, 2012, was approximately $523,000 and $1,000,000, respectively, in costs related to the salary stock units issued to our senior executives compared to $194,000 and $291,000 in the three and six months ended June 30, 2011, respectively. In connection with these awards, the executive officers received salary stock units throughout the period which are settled in our common stock on a one-for-one basis.  With the redemption of all of the preferred shares issued pursuant to the CPP, the HRCC no longer employs salary stock units as a component of our executive officers’ compensation, terminating salary stock units effective June 30, 2012, as these executive officers are now eligible to participate in our annual cash incentive plan effective July 1, 2012.

Equipment and occupancy expenses for the three and six months ended June 30, 2012, were consistent with the same periods in the prior year.  We expect branch expansion in the Knoxville MSA beginning in 2012 which may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense in future periods.

At June 30, 2012, we had $25.5 million in OREO compared to $39.7 million at December 31, 2011.  Other real estate expense was $3.1 million and $7.8 million, respectively, for the three and six months ended June 30, 2012, compared to $3.8 million and $8.2 million, respectively, for the same periods in the prior year.  Approximately $2.7 million and $7.1 million, respectively, of the other real estate expense incurred during the three and six months ended June 30, 2012, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties compared to $2.5 million and $6.4 million, respectively, for the same periods in the prior year.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

Until we are able to significantly reduce the absolute level of our OREO portfolio, other real estate expense will likely remain elevated and could fluctuate quarter to quarter depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

Management’s strategy is to aggressively pursue disposition of nonperforming loans and OREO in order to ultimately reduce the expense associated with carrying these nonperforming assets and better position the firm for increased future profitability.  A key component of our disposition strategy has been to negotiate sales of foreclosed properties on a property-by-property basis.  We have also utilized both traditional and online auctions. Our strategy is reviewed on an on-going basis and could change in the future.

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $2.6 million per year for the next six years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to approximately $27,000 and $54,000, respectively, for the three and six month periods ended June 30, 2012 and June 30, 2011.

Total other noninterest expenses decreased by $1.6 million, or by 15.5%, in the first six months of 2012 when compared to 2011.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments slightly offset by increased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 67.7% for the second quarter of 2012 compared to 72.2% in the second quarter 2011 and 70.1% for the first six months of 2012 compared to 75.1% in 2011. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio continues to be elevated by OREO and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes.  During the three and six months ended June 30, 2012, we recorded income tax expense of $5.1 million and $9.3 million, respectively, compared to income tax expense of $300,000 for both the three and six months ended June 30, 2011. Our income tax expense reflects an effective income tax rate of 33.2%, which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance for the six months ended June 30, 2012. In the prior year, our income tax expense was impacted by a valuation allowance against our deferred tax assets.

Preferred stock dividends and discount accretion.  Net income available for common stockholders was reduced by $760,000 and $1.7 million, respectively, in the three and six month periods ended June 30, 2012, compared to a reduction of $1.2 million and $2.4 million, respectively, in the three and six month periods ended June 30, 2011, for preferred stock dividends.  The decrease in the preferred stock dividends resulted from the redemption of 23,750 shares of Series A preferred stock on December 28, 2011. Accretion on preferred stock discount associated with the preferred securities of $1.9 million and $2.2 million was reflected for the three and six months ended June 30, 2012, compared to $328,000 and $634,000, respectively, for the three and six months ended June 30, 2011.  The variance in the two periods is attributable to the recognition in the second quarter of 2012 of the approximately $1.7 million remaining preferred stock discount triggered by the redemption of the remaining preferred shares originally sold to the Treasury.

Financial Condition

Our consolidated balance sheet at June 30, 2012 reflects an increase in total loans outstanding to $3.445 billion at June 30, 2012 compared to $3.291 billion at December 31, 2011. Total deposits increased by $55.5 million between December 31, 2011 and June 30, 2012.  Total assets were $4.932 billion at June 30, 2012 compared to $4.864 billion at December 31, 2011.

Loans.  The composition of loans at June 30, 2012 and at December 31, 2011 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,167,068	33.9%	$1,110,962	33.8%
Consumer real estate – mortgage	687,002	19.9%	695,745	21.1%
Construction and land development	289,061	8.4%	274,248	8.3%
Commercial and industrial	1,227,274	35.6%	1,145,735	34.8%
Consumer and other	74,278	2.2%	64,661	2.0%
Total loans	$3,444,683	100.0%	$3,291,351	100.0%

The primary changes within the composition of our loan portfolio at June 30, 2012 as compared to December 31, 2011 reflects increased loan demand in both the commercial and industrial and commercial real estate segments.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At June 30, 2012, approximately 51.5% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

The following table classifies our fixed and variable rate loans at June 30, 2012 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at June 30, 2012			Percentage
	Fixed	Variable		At June 30,
	Rates	Rates	Totals	2012
Based on contractual maturity:
Due within one year	$208,319	$749,579	$957,898	27.8%
Due in one year to five years	743,434	774,379	1,517,813	44.1%
Due after five years	357,017	611,955	968,972	28.1%
Totals	$1,308,770	$2,135,913	$3,444,683	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,079,669	$1,079,669	31.3%
Due within one year	208,319	786,757	995,076	28.9%
Due in one year to five years	743,434	247,368	990,802	28.8%
Due after five years	357,017	22,119	379,136	11.0%
Totals	$1,308,770	$2,135,913	$3,444,683	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle National’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $896 million of our daily floating rate loan portfolio and on approximately $463 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.75% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.46%.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Performing Loans in Past Due Status.  The following table is a summary of our performing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
Performing loans past due 30 to 89 days:	2012	2011
Commercial real estate – mortgage	$1,361	$5,749
Consumer real estate – mortgage	2,979	2,589
Construction and land development	516	1,572
Commercial and industrial	2,244	648
Consumer and other	209	526
Total performing loans past due 30 to 89 days	7,309	$11,084

Performing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	-	254
Construction and land development	-	-
Commercial and industrial	-	604
Consumer and other	-	-
Total performing loans past due 90 days or more	$-	$858

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	0.21%	0.34%
Performing loans past due 90 days or more as a percentage of total loans	0.00%	0.03%
Total performing loans in past due status as a percentage of total loans	0.21%	0.36%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $120.0 million or 3.5% of total loans at June 30, 2012 compared to $135.4 million or 4.1% of total loans at December 31, 2011.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by bank regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.   Approximately $7.3 million of potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2012.

Non-Performing Assets and Troubled Debt Restructurings.  At June 30, 2012, we had $66.3 million in nonperforming assets compared to $87.6 million at December 31, 2011.  Included in nonperforming assets were $40.8 million in nonperforming loans and $25.5 million in OREO at June 30, 2012 and $47.9 million in nonperforming loans and $39.7 million in OREO assets at December 31, 2011.   At June 30, 2012 and December 31, 2011, there were $26.6 million and $23.4 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain in a performing status but are considered impaired loans pursuant to U.S. GAAP.

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

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  If on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above.  Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.  At June 30, 2012 and December 31, 2011, there were $26.6 million and $23.4 million, respectively, of troubled debt restructurings that remain in a performing status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at June 30, 2012 and December 31, 2011 (in thousands):

	At December 31, 2011	Payments, Sales and Reductions(3)	Foreclosures(4)	Inflows (5)	At June 30, 2012
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$9,962	$(3,014)	$(1,031)	$9,319	$15,236
Consumer real estate – mortgage	12,487	(6,401)	(2,964)	10,522	13,644
Construction and land development	12,965	(6,170)	(2,846)	2,090	6,039
Commercial and industrial	11,890	(10,175)	(46)	3,774	5,443
Consumer and other	551	(731)	131	508	459
Total nonperforming loans (2)	47,855	(26,491)	(6,756)	26,213	40,821
Other real estate owned	39,714	(21,368)	7,104	-	25,450
Total nonperforming assets	87,569	(47,859)	348	26,213	66,271
Troubled debt restructurings:
Commercial real estate – mortgage	15,378	(1,849)	-	5,511	19,040
Consumer real estate – mortgage	5,873	(522)	-	694	6,045
Construction and land development	77	(3)	-	360	434
Commercial and industrial	1,844	(726)	(194)	59	983
Consumer and other	244	(5)	(154)	39	124
Total troubled debt restructurings	23,416	(3,105)	(348)	6,663	26,626
Total nonperforming assets and troubled debt restructurings	$110,985	$(50,964)	$-	$32,876	$92,897

Ratios:
Nonperforming loans to total loans	1.45%				1.19%
Nonperforming assets to total loans plus other real estate owned	2.75%				1.91%
Nonperforming assets plus troubled debt restructurings to total loans and other real estate owned	3.33%				2.68%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle National Tier I capital and allowance for loan losses	44.2%				37.8%

(1)
Nonperforming loans exclude loans that have been restructured and remain on accruing status, which are included in the troubled debt restructurings totals in the table above.  These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms.

(2)
Approximately $18.4 million and $25.5 million as of June 30, 2012 and December 31, 2011, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.  If a nonaccrual loan does not have a substantiated cash repayment plan, that loan is classified as an impaired loan—although the loan continues to perform according to its contractual terms.

(3)
Payments, sales and reductions in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances, and nonaccrual loans that have been returned to accruing status during the six months ended June 30, 2012.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has satisfactorily performed in accordance with the restructured terms.

(4)	Foreclosures in nonperforming loans and troubled debt restructuring are representative of transfers of balances to OREO or nonperforming loans during the six months ended June 30, 2012.
(5)
Inflows in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the six months ended June 30, 2012.  Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during the first six months of 2012.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the six months ended June 30, 2012.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

At June 30, 2012, we owned $25.5 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $39.7 million at December 31, 2011, substantially all of which is located within our principal markets.  We segment our OREO into four categories: new home construction, developed lots, undeveloped land, and other.  Included in the other category are primarily condos, office buildings and existing homes.  The following table shows the classification of our OREO (in thousands):

	June 30,	December 31,
	2012	2011
New home construction	$3	$2,733
Developed lots	4,136	7,091
Undeveloped land	16,761	22,455
Other	4,550	7,435
	$25,450	$39,714

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of June 30, 2012 and December 31, 2011, our allowance for loan losses was $69.6 million and $74.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of June 30, 2012 and December 31, 2011 and the percentage of loans in each category to total loans (in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$21,092	33.9%	$23,397	33.8%
Consumer real estate - mortgage	9,621	19.9%	10,302	21.1%
Construction and land development	10,243	8.4%	12,040	8.3%
Commercial and industrial	21,536	35.6%	20,789	34.8%
Consumer and other	1,169	2.2%	1,125	2.0%
Unallocated	5,953	NA	6,322	NA
Total allowance for loan losses	$69,614	100.0%	$73,975	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2012 and for the year ended December 31, 2011 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Six months ended June 30, 2012	Year ended December 31, 2011
Balance at beginning of period	$73,975	$82,575
Provision for loan losses	1,668	21,798
Charged-off loans:
Commercial real estate – mortgage	(624)	(3,044)
Consumer real estate – mortgage	(3,219)	(5,076)
Construction and land development	(1,437)	(10,157)
Commercial and industrial	(2,929)	(15,360)
Consumer and other loans	(566)	(1,213)
Total charged-off loans	(8,775)	(34,850)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	212	116
Consumer real estate – mortgage	721	495
Construction and land development	701	1,530
Commercial and industrial	1,065	2,167
Consumer and other loans	47	144
Total recoveries of previously charged-off loans	2,746	4,452
Net charge-offs	(6,029)	(30,397)
Balance at end of period	$69,614	$73,975
Ratio of allowance for loan losses to total loans outstanding at end of period	2.02%	2.25%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.36%	0.92%

(1)	Net charge-offs for the six months ended June 30, 2012 have been annualized.

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

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $790.5 million and $897.3 million at June 30, 2012 and December 31, 2011, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. As a result of the current bond market and growing loan demand, we have reduced the size of our investment portfolio, primarily through bond maturities and calls. A summary of our investment portfolio at June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
Weighted average life	3.44 years	4.25 years
Effective duration	2.26%	2.45%
Weighted average coupon	4.26%	4.26%
Tax equivalent yield	3.27%	3.60%

Deposits and Other Borrowings. We had approximately $3.710 billion of deposits at June 30, 2012 compared to $3.654 billion at December 31, 2011.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $127.6 million at June 30, 2012 and $131.6 million at December 31, 2011.   Additionally, at June 30, 2012, and December 31, 2011, we had borrowed $271.0 million and $226.1 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati.   At June 30, 2012, Pinnacle National also has approximately $44.9 million in availability with the Federal Home Loan Bank of Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at June 30, 2012 and December 31, 2011 (in thousands):

	June 30,		December 31,
	2012	Percent	2011	Percent
Core funding:
Noninterest-bearing deposit accounts	$806,401	19.1%	$717,379	17.5%
Interest-bearing demand accounts	696,251	16.5%	637,203	15.5%
Savings and money market accounts	1,559,404	36.9%	1,585,260	38.6%
Time deposit accounts less than $250,000	461,600	10.9%	501,705	12.2%
Total core funding	3,523,656	83.3%	3,441,547	83.8%
Non-core funding:
Relationship based non-core funding:
Reciprocating time deposits (1)	94,307	2.2%	108,507	2.6%
Other time deposits	91,856	2.2%	104,284	2.5%
Securities sold under agreements to repurchase	127,623	3.0%	131,591	3.2%
Total relationship based non-core funding	313,786	7.4%	344,382	8.4%
Wholesale funding:
Federal Home Loan Bank advances	270,995	6.4%	226,069	5.5%
Holding Company Loan	25,000	0.6%	-	-
Subordinated debt – Pinnacle National	15,000	0.4%	15,000	0.3%
Subordinated debt – Pinnacle Financial	82,476	1.9%	82,476	2.0%
Total wholesale funding	393,471	9.3%	323,545	7.8%
Total non-core funding	707,257	16.7%	667,927	16.2%
Totals	$4,230,913	100.0%	$4,109,474	100.0%

(1)
The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At June 30, 2012 and December 31, 2011, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 83.8% at December 31, 2011 to 83.3% at June 30, 2012.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of June 30, 2012 amounted to $647.8 million.  The following table shows our time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$182,862	0.62%
Over three but less than six months	184,617	0.81%
Over six but less than twelve months	75,182	0.75%
Over twelve months	113,246	1.23%
	$555,907	0.83%
Denomination $250,000 and greater
Three months or less	$22,158	0.75%
Over three but less than six months	29,795	1.06%
Over six but less than twelve months	19,972	0.70%
Over twelve months	19,931	1.55%
	$91,856	1.00%
Totals	$647,763	0.85%

Subordinated debt and other borrowings.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At June 30, 2012, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at June 30, 2012
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.27%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.86%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.11%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.32%

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

On August 5, 2008, Pinnacle National entered into a $15 million subordinated term loan with a regional bank.  The loan bears interest at three month LIBOR plus 3.5%, matures in 2015 and at June 30, 2012, $9 million qualified as Tier 2 Capital for regulatory capital purposes. Part of the portion that qualifies as Tier 2 capital decreases by $3 million at August 2012 and at each subsequent anniversary.  During the third quarter of 2012, Pinnacle National repaid this subordinated term loan.

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a national banking franchise for $25 million.  Pinnacle Financial’s borrowings under the Loan Agreement bear interest at rates that, at Pinnacle Financial’s option, can be either:

●
A base rate generally defined as the sum of (i) the highest of (x) the lender’s “base” or “prime” rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum or (z) one-month LIBOR plus one percent (1%) per annum and (ii) an applicable margin as noted below; or

●
A LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available source) for one, two or three months (all as selected by the Company), and (ii) an applicable margin.

The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans is 3.00% (300 basis points).

Pinnacle Financial is required to make quarterly principal payments of $625,000 beginning on September 30, 2012, and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing.

The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, sales of assets and dividends. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial’s bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial’s, and in some cases, Pinnacle National’s, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also includes a fixed charge coverage ratio requiring the sum of Pinnacle Financial’s net income plus the amount of any goodwill amortization expense and contractually due interest divided by the sum of Pinnacle Financial’s contractually due interest and principal amounts (assuming annual principal amortization of $2.5 million under the Loan Agreement), to be not less than 125% on an annualized single quarter basis through September 30, 2012 and on a rolling four quarter basis starting December 31, 2012.

The Loan Agreement also contains other customary affirmative and negative covenants, representations, warranties and events of default, which include but are not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and the institution of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle National. If an event of default occurs and is continuing, Pinnacle Financial may be required immediately to repay all amounts outstanding under the Loan Agreement.

Debt issuance costs associated with the Loan Agreement of approximately $218,000 consisting primarily of professional fees are included in other assets in accompanying consolidated balance sheet.  These debt issuance costs are being amortized over three years using the straight-line method.

Capital Resources.  At June 30, 2012 and December 31, 2011, our stockholders’ equity amounted to $659.3 million and $710.1 million, respectively, a decrease of approximately $50.8 million.  During the second quarter of 2012, Pinnacle Financial redeemed the remaining 71,250 of the preferred shares originally issued to the Treasury under the CPP in a transaction totaling approximately $71.6 million. Offsetting this decrease in stockholders’ equity is our comprehensive net income in the first six months of 2012 of $19.0 million.

Dividends.  Pinnacle National is subject to restrictions on the payment of dividends to Pinnacle Financial under federal banking laws and the regulations of the OCC. Pinnacle National, like all other national banks, is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of Pinnacle National’s net profits for that year, plus (2) Pinnacle National’s retained net profits of the preceding two years, less any required transfers to surplus. As of June 30, 2012, Pinnacle National could pay dividends without prior OCC approval of approximately $16.3 million. In May 2010, Pinnacle Financial informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making preferred stock dividends and trust preferred distributions or causing Pinnacle National to pay dividends. In April 2012, this informal agreement was terminated. Pinnacle Financial currently anticipates that it will receive dividends from Pinnacle National to service its trust preferred  and loan agreement obligations.

Pinnacle Financial has not paid any common stock dividends to date, nor does it currently anticipate paying dividends to its common stockholders for the foreseeable future.  Future dividend policy will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors.

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

At June 30, 2012, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 bps increment level is primarily attributable to the fact that our loan floors will prevent the  rise in yields on our loan portfolio from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 200 to 250 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level.  Absent any other asset liability strategies an interest rate increase of a 200 to 250 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  We also enter into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2012 and 2011, we had not entered into any derivative contracts designated as hedging instruments to assist managing our interest rate sensitivity.

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

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a result, Pinnacle National receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $280,000 and $406,000 at June 30, 2012 and December 31, 2011, respectively.  Under the borrowing agreements with the FHLB, Pinnacle National has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At June 30, 2012, Pinnacle National had received advances from the FHLB totaling $270.7 million at the following rates and maturities (in thousands):

	Amount	Interest Rates(1)
2012	$160,000	0.22%
2013	-	NA
2014	75,000	2.05%
2015	-	NA
Thereafter	35,714	2.20%
Total	$270,714
Weighted average interest rate		0.99%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects the rates in effect as of June 30, 2012.

Pinnacle National also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregates $145 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at June 30, 2012, or during the quarter then ended under such agreements.  Pinnacle National also has approximately $1.0 billion in available Federal Reserve discount window lines of credit.

At June 30, 2012 and December 31, 2011, excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we began to reduce our reliance on these deposits throughout 2011 and anticipate that these deposits will represent an insignificant percentage of our total funding in 2012 as we seek to maintain a higher level of core deposits.

At June 30, 2012, we had no significant commitments for capital expenditures.  Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At June 30, 2012, we had outstanding standby letters of credit of $70.6 million and unfunded loan commitments outstanding of $943.7 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

The information required by this Item 3 is included on pages 44 through 46 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. Except as described below, there are no material pending legal proceedings to which Pinnacle Financial is a party or of which any of their property is the subject.

During the fourth quarter of 2011, a customer of Pinnacle National’s filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle National and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle National’s customers within the State of Tennessee alleging that Pinnacle National’s method of ordering debit card transactions had caused customers of Pinnacle National to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment of unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees. Pinnacle Financial and Pinnacle National are vigorously contesting this matter. On January 17, 2012, Pinnacle Financial and Pinnacle National filed a motion to dismiss the complaint. The motion to dismiss was denied on April 13, 2012, and Pinnacle Financial and Pinnacle National filed an answer on May 30, 2012.  Pinnacle Financial and Pinnacle National are currently responding to discovery requests from the plaintiff. Based on our current knowledge, Pinnacle Financial currently does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	19	$18.35	-	-
May 1, 2012 to May 31, 2012	546	17.07	-	-
June1, 2012 to June 30, 2012	842	17.06	-	-
Total	1,407	$17.08	-	-

(1)
During the quarter ended June 30, 2012, 5,384 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 1,407 shares to satisfy tax withholding requirements for these associates.

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

PINNACLE FINANCIAL PARTNERS, INC.

July 26, 2012	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

July 26, 2012	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer