Form 10-Q
period 2012-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2012-10-25
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

As of October 23, 2012 there were 34,694,003 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2012

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” ”should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low, short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA (“the Nashville MSA”) and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the ability to attract additional financial advisors or to attract customers from other financial institutions and conversely, the inability to realize the economic benefits of newly hired financial advisors; (xiv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xv) inability to comply with regulatory capital requirements, including those resulting from recently proposed changes to capital calculation methodologies and required capital maintenance levels; and (xvi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.  Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this quarterly report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and noninterest-bearing due from banks	$70,730,026	$63,015,997
Interest-bearing due from banks	76,678,278	108,422,470
Federal funds sold and other	730,583	724,573
Cash and cash equivalents	148,138,887	172,163,040

Securities available-for-sale, at fair value	738,705,182	894,962,246
Securities held-to-maturity (fair value of $586,813 and $2,369,118 at September 30, 2012 and December 31, 2011, respectively)	574,843	2,329,917
Mortgage loans held-for-sale	39,245,780	35,363,038

Loans	3,525,164,123	3,291,350,857
Less allowance for loan losses	(69,092,075)	(73,974,675)
Loans, net	3,456,072,048	3,217,376,182

Premises and equipment, net	74,536,714	77,127,361
Other investments	25,871,346	44,653,840
Accrued interest receivable	15,774,555	15,243,366
Goodwill	244,044,967	244,076,492
Core deposits and other intangible assets	5,786,703	7,842,267
Other real estate owned	21,816,528	39,714,415
Other assets	100,818,517	113,098,540
Total assets	$4,871,386,070	$4,863,950,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$844,480,484	$717,378,933
Interest-bearing	673,083,495	637,203,420
Savings and money market accounts	1,606,698,275	1,585,260,139
Time	595,024,885	714,496,974
Total deposits	3,719,287,139	3,654,339,466
Securities sold under agreements to repurchase	134,786,974	131,591,412
Federal Home Loan Bank advances	190,887,031	226,068,796
Subordinated debt and other borrowings	106,783,292	97,476,000
Accrued interest payable	1,570,473	2,233,330
Other liabilities	45,246,690	42,097,132
Total liabilities	4,198,561,599	4,153,806,136
Stockholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized; 71,250shares issued and outstanding at December 31, 2011	-	69,096,828
Common stock, par value $1.00; 90,000,000 shares authorized;34,691,659 shares and 34,354,960 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	34,691,659	34,354,960
Common stock warrants	-	3,348,402
Additional paid-in capital	543,042,267	536,227,537
Retained earnings	75,656,530	49,783,584
Accumulated other comprehensive income, net of taxes	19,434,015	17,333,257
Total stockholders’ equity	672,824,471	710,144,568
Total liabilities and stockholders’ equity	$4,871,386,070	$4,863,950,704

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$40,405,396	$38,571,893	$118,331,163	$115,830,529
Securities:
Taxable	3,973,717	5,952,599	13,356,957	18,792,778
Tax-exempt	1,621,541	1,819,642	4,972,539	5,593,341
Federal funds sold and other	440,254	543,496	1,557,831	1,684,376
Total interest income	46,440,908	46,887,630	138,218,490	141,901,024

Interest expense:
Deposits	3,986,328	7,138,053	13,112,653	24,869,045
Securities sold under agreements to repurchase	99,379	204,107	370,405	931,120
Federal Home Loan Bank advances and other borrowings	1,422,845	1,189,742	4,114,008	3,929,119
Total interest expense	5,508,552	8,531,902	17,597,066	29,729,284
Net interest income	40,932,356	38,355,728	120,621,424	112,171,740
Provision for loan losses	1,412,575	3,632,440	3,080,892	16,358,767
Net interest income after provision for loan losses	39,519,781	34,723,288	117,540,532	95,812,973

Noninterest income:
Service charges on deposit accounts	2,531,707	2,361,803	7,295,045	6,953,466
Investment services	1,676,601	1,698,886	4,934,262	4,844,398
Insurance sales commissions	987,222	1,001,716	3,415,945	3,055,194
Gain on mortgage loans sold, net	1,978,935	1,295,278	4,930,190	2,693,913
(Loss) gain on sale of investment securities, net	(49,784)	376,509	162,733	827,708
Trust fees	767,042	753,551	2,332,716	2,253,474
Other noninterest income	2,537,863	2,592,170	7,217,879	7,585,231
Total noninterest income	10,429,586	10,079,913	30,288,770	28,213,384

Noninterest expense:
Salaries and employee benefits	19,470,535	19,015,217	58,500,279	55,462,370
Equipment and occupancy	5,156,131	4,942,917	15,217,897	15,009,641
Other real estate expense	2,399,232	5,079,127	10,179,572	13,238,853
Marketing and other business development	834,661	751,094	2,359,760	2,271,267
Postage and supplies	637,906	509,279	1,816,925	1,544,253
Amortization of intangibles	683,430	715,514	2,055,564	2,147,323
Other noninterest expense	4,396,465	4,662,073	13,183,603	15,059,685
Total noninterest expense	33,578,360	35,675,221	103,313,600	104,733,392
Income before income taxes	16,371,007	9,127,980	44,515,702	19,292,965
Income tax expense (benefit)	5,021,882	(16,973,019)	14,361,979	(16,684,605)
Net income	11,349,125	26,100,999	30,153,723	35,977,570
Preferred stock dividends	-	1,213,889	1,660,868	3,602,083
Accretion on preferred stock discount	-	349,817	2,153,172	983,448
Net income available to common stockholders	$11,349,125	$24,537,293	$26,339,683	$31,392,039
Per share information:
Basic net income per common share available to common stockholders	$0.33	$0.74	$0.78	$0.94
Diluted net income per common share available to common stockholders	$0.33	$0.72	$0.76	$0.92
Weighted average shares outstanding:
Basic	33,939,248	33,372,980	33,879,186	33,398,029
Diluted	34,523,076	33,993,914	34,473,895	34,037,739

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income:	$11,349,125	$26,100,999	$30,153,723	$35,977,570
Other comprehensive income, net of tax:
Increase (decrease) in net gains on securities available-for-sale, net of deferred tax expense (benefit)	1,941,547	(1,352,934)	2,100,758	9,922,126
Total comprehensive income	$13,290,672	$24,748,065	$32,254,481	$45,899,696

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred			Common	Additional		Accumulated	Total
	Stock	Common Stock		Stock	Paid-in	Retained	Other Comp.	Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Earnings	Income, net	Equity

Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options and related tax benefits	-	131,923	131,923	-	833,107	-	-	965,030
Issuance of restricted common shares, net of forfeitures	-	287,565	287,565	-	(287,565)	-	-	-
Issuance of salary stock units	-	37,151	37,151	-	487,072	-	-	524,223
Restricted shares withheld for taxes	-	(20,092)	(20,092)	-	(270,697)	-	-	(290,789)
Compensation expense for restricted shares	-	-	-	-	2,428,988	-	-	2,428,988
Compensation expense for stock options	-	-	-	-	951,956	-	-	951,956
Accretion on preferred stock discount	983,448	-	-	-	-	(983,448)	-	-
Preferred dividends paid	-	-	-	-	-	(3,562,498)	-	(3,562,498)
Net income	-	-	-	-	-	35,977,570	-	35,977,570
Other comprehensive income	-	-	-	-	-	-	9,922,126	9,922,126
Balances, September 30, 2011	$91,772,130	34,306,927	$34,306,927	$3,348,402	$534,971,880	$44,427,826	$15,546,726	$724,373,891

Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock options and related tax benefits	-	230,718	230,718	-	1,297,396	-	-	1,528,114
Repurchase of preferred stock	(71,250,000)	-	-	-	-	-	-	(71,250,000)
Issuance of restricted common shares, net
of forfeitures	-	95,890	95,890	-	(95,890)	-	-	-
Issuance of salary stock units	-	57,508	57,508	-	942,565	-	-	1,000,073
Restricted shares withheld for taxes	-	(47,417)	(47,417)	-	(741,427)	-	-	(788,844)
Compensation expense for restricted shares	-	-	-	-	2,489,334	-	-	2,489,334
Compensation expense for stock options	-	-	-	-	329,350	-	-	329,350
Cancellation of outstanding warrants	-	-	-	(3,348,402)	2,593,402	-	-	(755,000)
Accretion on preferred stock discount	2,153,172	-	-	-	-	(2,153,172)	-	-
Preferred dividends paid	-	-	-	-	-	(2,127,605)	-	(2,127,605)
Net income	-	-	-	-	-	30,153,723	-	30,153,723
Other comprehensive income	-	-	-	-	-	-	2,100,758	2,100,758
Balances, September 30, 2012	$-	34,691,659	$34,691,659	$-	$543,042,267	$75,656,530	$19,434,015	$672,824,471

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2012	2011
Operating activities:
Net income	$30,153,723	$35,977,570
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	5,697,121	5,474,970
Depreciation and amortization	7,548,657	8,221,400
Provision for loan losses	3,080,892	16,358,767
Gain on mortgage loans sold, net	(4,930,190)	(2,693,913)
Gain on sale of investment securities, net	(162,733)	(827,708)
Gain (loss) on sale of premises	171,623	(955)
Stock-based compensation expense	3,818,757	3,905,168
Deferred tax expense (benefit)	2,128,122	(20,236,438)
Losses on dispositions of other real estate and other investments	9,313,372	11,242,202
Excess tax benefit from stock compensation	(31,524)	(10,010)
Mortgage loans held for sale:
Loans originated	(354,271,377)	(249,141,853)
Loans sold	355,189,000	244,202,474
Decrease in other assets	25,787,538	23,679,693
Increase in other liabilities	2,486,701	11,020,121
Net cash provided by operating activities	85,979,682	87,171,488

Investing activities:
Activities in securities available-for-sale:
Purchases	(43,610,007)	(252,396,360)
Sales	35,420,503	158,418,558
Maturities, prepayments and calls	162,369,154	179,823,239
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,755,000	1,719,998
Increase (decrease) in loans, net	(250,553,288)	(79,929,662)
Purchases of software, premises and equipment	(2,852,918)	(1,662,017)
Decrease (increase) in other investments	18,503,170	(393,304)
Net cash (used in) provided by investing activities	(78,968,386)	5,580,452

Financing activities:
Net increase (decrease) in deposits	64,947,672	(120,365,027)
Net increase (decrease) in securities sold under agreements to repurchase	3,195,562	(17,340,629)
Advances from Federal Home Loan Bank:
Issuances	495,000,000	50,000,000
Payments/maturities	(530,124,164)	(10,218,835)
Increase in other borrowings	9,307,292	-
Exercise of common stock options and stock appreciation rights	739,270	674,241
Excess tax benefit from stock compensation	31,524	10,010
Preferred dividends paid	(2,127,605)	(3,562,498)
Repurchase of preferred shares outstanding	(71,250,000)	-
Repurchase of outstanding warrants	(755,000)	-
Net cash used in financing activities	(31,035,449)	(100,802,738)
Net decrease in cash and cash equivalents	(24,024,153)	(8,050,798)
Cash and cash equivalents, beginning of period	172,163,040	188,586,181
Cash and cash equivalents, end of period	$148,138,887	$180,535,383

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Bank provides a full range of banking services in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.

Effective September 4, 2012, Pinnacle National converted from a national bank to a Tennessee state bank and its legal name changed from Pinnacle National Bank to Pinnacle Bank.  As a result of the charter conversion, the bank’s primary regulator changed from the Office of the Comptroller of the Currency (OCC) to the Tennessee Department of Financial Institutions (TDFI) and the Federal Deposit Insurance Corporation (FDIC).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio, including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to Pinnacle Financial’s significant accounting policies as disclosed in Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In September 2011, the FASB issued ASU No. 2011-8, Intangibles — Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was adopted by Pinnacle Financial beginning January 1, 2012 and was used in our annual assessment as of September 30, 2012. The results of our qualitative assessment indicated that the fair value of our reporting units was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2012 and 2011 was as follows:

	For the nine months ended September 30,
	2012	2011
Cash Transactions:
Interest paid	$18,317,526	$32,356,615
Income taxes paid, net	5,699,106	1,638,414
Noncash Transactions:
Loans charged-off to the allowance for loan losses	11,265,378	27,201,443
Loans foreclosed upon and transferred to other real estate owned	8,489,792	26,689,198

Income Per Common Share — Basic net income per common share available to common stockholders (EPS) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Weighted average common shares outstanding also include salary stock units issued to the named executive officers.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants and restricted shares with time-based vesting criteria. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares with time-based vesting criteria is reflected in diluted EPS by application of the treasury stock method.

For the three and nine months ended September 30, 2012, approximately 584,000 and 595,000 shares associated with dilutive stock options, stock appreciation rights, and restricted shares with time-based vesting criteria were included in the net income per share calculation, respectively.  For the three and nine months ended September 30, 2011, there were approximately 621,000 and 640,000 shares associated with dilutive stock options, stock appreciation rights, and time-based restricted shares with time-based vesting criteria outstanding to purchase common shares that were included in the net income per share calculation, respectively.

The following is a summary of the basic and diluted net income per share calculations for the three and nine months ended
September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Basic net income per share calculation:
Numerator - Net income available to common stockholders	$11,349,125	$24,537,293	$26,339,683	$31,392,039

Denominator - Average common shares outstanding	33,939,248	33,372,980	33,879,186	33,398,029
Basic net income per share available to common stockholders	$0.33	$0.74	$0.78	$0.94

Diluted net income per share calculation:
Numerator – Net income available to common stockholders	$11,349,125	$24,537,293	$26,339,683	$31,392,039

Denominator - Average common shares outstanding	33,939,248	33,372,980	33,879,186	33,398,029
Dilutive shares contingently issuable	583,828	620,934	594,709	639,710
Average diluted common shares outstanding	34,523,076	33,993,914	34,473,895	34,037,739
Diluted net income per share available to common stockholders	$0.33	$0.72	$0.76	$0.92

Note 2.	Participation in U.S. Treasury Capital Purchase Program (CPP)

On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury (the Treasury) for $95 million pursuant to the CPP.  For the time the CPP preferred stock was outstanding, the CPP preferred stock was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5% per annum. Pinnacle Financial redeemed the preferred shares issued to the Treasury under the CPP in two payments.   During the fourth quarter of 2011, Pinnacle Financial redeemed 23,750 of the preferred shares in a transaction totaling approximately $23.9 million.  During the second quarter of 2012, Pinnacle Financial completed the redemption of the remaining 71,250 preferred shares outstanding to the Treasury in a transaction totaling $71.6 million which included accrued but unpaid dividends of $346,000.  Concurrently, Pinnacle Financial accelerated the accretion of the remaining preferred stock discount of approximately $1.66 million during the second quarter of 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the Treasury as a condition to its participation in the CPP.  The warrants had an exercise price of $26.64 each, were immediately exercisable and expired 10 years from the date of issuance.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109 million.  As a result, and pursuant to the terms of the warrants, the number of shares issuable upon exercise of the warrants was reduced by 50%, or 267,455 shares.  During the third quarter of 2012, Pinnacle Financial repurchased all of the remaining outstanding warrants held by the Treasury for $755,000.

Note 3.	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$11,267	$89	$-	$11,356
Mortgage-backed securities	501,082	23,484	-	524,566
State and municipal securities	175,725	15,690	2	191,413
Corporate notes and other	9,768	1,602	-	11,370
	$697,842	$40,865	$2	$738,705
Securities held-to-maturity:
State and municipal securities	$575	$12	$-	$587
	$575	$12	$-	$587

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$41,978	$344	$9	$42,313
Mortgage-backed securities	623,684	22,254	371	645,567
State and municipal securities	182,206	13,768	22	195,952
Corporate notes and other	9,687	1,443	-	11,130
	$857,555	$37,809	$402	$894,962
Securities held-to-maturity:
State and municipal securities	$2,330	$39	$-	$2,369
	$2,330	$39	$-	$2,369

At September 30, 2012, approximately $633.3 million of securities within Pinnacle Financial’s investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of debt securities as of September 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	September 30, 2012
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,071	$4,129	$200	$202
Due in one year to five years	39,790	41,341	375	385
Due in five years to ten years	103,442	114,608	-	-
Due after ten years	49,457	54,061	-	-
Mortgage-backed securities	501,082	524,566	-	-
	$697,842	$738,705	$575	$587

At September 30, 2012 and December 31, 2011, included in securities were the following available-for-sale investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2012:

U.S. government agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	625	1	330	1	955	2
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$625	$1	$330	$1	$955	$2

At December 31, 2011:

U.S. government agency securities	$5,452	$9	$-	$-	$5,452	$9
Mortgage-backed securities	41,598	341	17,826	30	59,424	371
State and municipal securities	1,967	17	1,205	5	3,172	22
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$49,017	$367	$19,031	$35	$68,048	$402

The applicable date for determining when securities are in an unrealized loss position is September 30, 2012.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period, but is in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the tables above, at September 30, 2012, Pinnacle Financial had approximately $2,000 in unrealized losses on $955,000 of available-for-sale securities. Any unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2012, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the quarter ended,	Fair Value of securities sold		Gain recognized	Loss recognized	Net	Other-than-temporary impairment (OTTI)		Gain(loss) on the sale of securities, net of OTTI
March 31, 2012	$14,360	(1)	$148	$-	$148	$34	(2)	$114
June 30, 2012	18,273	(3)	99	-	99	-		99
September 30, 2012	2,791	(4)	7	-	7	57	(4)	(50)

(1)	During the first quarter of 2012, Pinnacle Financial sold these securities due to their relatively short terms until maturity and a weighted average coupon of 0.50%.
(2)
During the first quarter of 2012, Pinnacle Financial determined four mortgage-backed securities were OTTI because of management’s intent to sell them in the second quarter of 2012. The decision to sell was based on their relative underperformance compared to expectations.

(3)
During the second quarter of 2012, Pinnacle Financial sold the four securities previously identified as OTTI in the first quarter. Additionally, two securities issued by municipalities in the state of California, which management believed could be adversely affected by state budgetary issues, were also sold during the second quarter.

(4)
During the third quarter of 2012, Pinnacle Financial determined one security was OTTI due to its distinct underperformance relative to the interest rate environment. Pinnacle Financial recognized approximately $57,000 in OTTI and the bond was subsequently sold for a gain of approximately $7,000.

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

The information presented herein for December 31, 2011, has been reclassified from the presentation in our Annual Report on Form 10-K for the year ended December 31, 2011 to conform to the September 30, 2012 presentation. Troubled debt restructurings previously included in accruing loans are now presented separately.

Commercial loans receive risk ratings by the assigned financial advisor that are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by Pinnacle Bank’s primary regulator.  At September 30, 2012, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the loan.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer.  At least annually, our credit policy requires that every risk rated loan of $500,000 or more is subject to a formal credit risk review process. Each loan grade is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews of at least 70% of our risk rated portfolio annually.  Included in the 70% coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

The following table presents our loan balances by primary loan classification and the amount within each risk rating category.  Pass rated loans include all credits other than those included in special mention, substandard, substandard-nonaccrual and doubtful-nonaccrual which are defined as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●
Special mention loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial’s credit position at some future date.

●
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

●	Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.
●
Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  All doubtful-nonaccrual loans are on nonaccrual status.

The following table outlines the amount of each loan classification categorized into each risk rating category as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,062,132	$643,667	$254,763	$1,226,386	$84,890	$3,271,838
Special Mention	16,997	6,351	32,545	26,629	-	82,522
Substandard (1)	56,393	14,293	19,251	20,204	2	110,143
Total	1,135,522	664,311	306,559	1,273,219	84,892	3,464,503
Impaired loans
Nonperforming loans
Substandard-nonaccrual	14,983	10,250	5,857	4,810	287	36,187
Doubtful-nonaccrual	-	298	-	86	-	384
Total nonperforming loans	14,983	10,548	5,857	4,896	287	36,571
Troubled debt restructurings(2)
Pass	4,812	3,821	72	693	121	9,519
Special Mention	-	-	-	-	-	-
Substandard	11,819	2,210	300	242	-	14,571
Total troubled debt restructurings	16,631	6,031	372	935	121	24,090
Total impaired loans	31,614	16,579	6,229	5,831	408	60,661
Total loans	$1,167,136	$680,890	$312,788	$1,279,050	$85,300	$3,525,164

December 31, 2011
Accruing loans
Pass	$994,059	$643,924	$204,696	$1,098,898	$63,218	$3,004,795
Special Mention	19,403	15,225	27,553	17,029	649	79,859
Substandard (1)	72,160	18,235	28,957	16,073	1	135,426
Total	1,085,622	677,384	261,206	1,132,000	63,868	3,220,080
Impaired loans
Nonperforming loans
Substandard-nonaccrual	9,962	11,990	12,965	11,194	551	46,662
Doubtful-nonaccrual	-	497	-	696	-	1,193
Total nonperforming loans	9,962	12,487	12,965	11,890	551	47,855
Troubled debt restructurings(2)
Pass	193	3,631	77	949	242	5,092
Special Mention	-	-	-	-	-	-
Substandard	15,185	2,243	-	896	-	18,324
Total troubled debt restructurings	15,378	5,874	77	1,845	242	23,416
Total impaired loans	25,340	18,361	13,042	13,735	793	71,271
Total loans	$1,110,962	$695,745	$274,248	$1,145,735	$64,661	$3,291,351

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by Pinnacle Bank’s primary regulators for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $110.1 million at September 30, 2012, compared to $135.4 million at December 31, 2011.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2012 and December 31, 2011, all loans classified as nonaccrual were deemed to be impaired.  The principal balances of these nonaccrual loans amounted to $36.6 million and $47.9 million at September 30, 2012 and December 31, 2011, respectively, and are included in the table above.  For the nine months ended September 30, 2012, the average balance of nonaccrual loans was $40.1 million as compared to $63.9 million for the twelve months ended December 31, 2011.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccruing loans been on accruing status, interest income would have been higher by $415,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2012 compared to $678,000 and $7.6 million, respectively, for the three and nine months ended September 30, 2011, respectively.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at September 30, 2012 and December 31, 2011 by loan classification and the amount of interest income recognized on a cash basis throughout the quarter and year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At September 30, 2012			For the nine months ended September 30, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$14,020	$14,620	$-	$16,325	$-
Consumer real estate – mortgage	8,228	8,571	-	10,875	-
Construction and land development	2,890	3,032	-	3,313	-
Commercial and industrial	2,710	2,895	-	3,464	-
Consumer and other	-	-	-	-	-
Total	27,848	29,118	-	33,977	-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	963	1,027	218	1,075	-
Consumer real estate – mortgage	2,320	2,466	526	6,988	-
Construction and land development	2,967	3,060	192	4,230	-
Commercial and industrial	2,186	2,399	1,071	2,728	-
Consumer and other	287	310	65	522	-
Total	8,723	9,262	2,072	15,543	-

Total nonaccrual loans	$36,571	$38,380	$2,072	$49,520	$-

	At December 31, 2011			For the year ended December 31, 2011

Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$9,345	$12,099	$-	$12,450	$5
Consumer real estate – mortgage	9,248	9,961	-	10,140	-
Construction and land development	6,917	9,093	-	9,288	37
Commercial and industrial	3,036	3,546	-	3,689	-
Consumer and other	-	-	-	-	-
Total	28,546	34,699	-	35,567	42

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	617	661	57	792	-
Consumer real estate – mortgage	3,239	4,902	301	5,005	-
Construction and land development	6,048	6,822	1,264	7,074	-
Commercial and industrial	8,854	11,041	2,767	11,497	-
Consumer and other	551	856	51	857	-
Total	19,309	24,282	4,440	25,225	-

Total nonaccrual loans	$47,855	$58,981	$4,440	$60,792	$42

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulators and no specific allowance is carried related to those loans.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial’s policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the nine months ended September 30, 2012 and $42,000 of interest income during the year ended December 31, 2011.

Impaired loans also include loans that Pinnacle Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle Bank may have to otherwise incur.  If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Loans that have been restructured that were performing as of the restructure date and continue to perform in accordance with the restructured terms are reported separately as troubled debt restructurings.

At September 30, 2012 and December 31, 2011, there were $24.1 million and $23.4 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial’s overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification during the nine months ended September 30, 2012 and September 30, 2011 (in thousands):

	September 30, 2012			September 30, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	6	$6,264	$4,523	6	$11,888	$11,881
Consumer real estate – mortgage	3	694	643	8	3,153	3,044
Construction and land development	1	360	333	-	-	-
Commercial and industrial	1	59	50	15	3,146	2,700
Consumer and other	1	39	34	-	-	-
	12	$7,416	$5,583	29	$18,187	$17,265

During the twelve months ended September 30, 2012, two commercial real estate loans totaling $3.2 million, eight commercial and industrial loans totaling $873,000 and two consumer loans totaling $153,000 which were previously classified as troubled debt restructurings subsequently defaulted.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank’s total risk-based capital to borrowers in the following industries at September 30, 2012 with the comparative exposures for December 31, 2011 (in thousands):

	At September 30, 2012
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2011

Lessors of nonresidential buildings	$371,707	$42,107	$413,814	$509,003
Lessors of residential buildings	175,563	14,627	190,190	177,414
Land subdividers	101,102	15,338	116,440	119,106

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents past due balances at September 30, 2012 and December 31, 2011, by loan classification and segment allocated between performing and nonperforming status (in thousands):

September 30, 2012	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Nonperforming(1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$2,733	$-	$2,733	$10,833	$589,167	$602,733
All other	468	-	468	4,150	559,785	564,403
Consumer real estate – mortgage	7,096	-	7,096	10,548	663,246	680,890
Construction and land development	980	162	1,142	5,857	305,789	312,788
Commercial and industrial	603	-	603	4,896	1,273,551	1,279,050
Consumer and other	275	-	275	287	84,738	85,300
	$12,155	$162	$12,317	$36,571	$3,476,276	$3,525,164

December 31, 2011
Commercial real estate:
Owner-occupied	$2,489	$-	$2,489	$6,735	$572,746	$581,970
All other	3,260	-	3,260	3,227	522,505	528,992
Consumer real estate – mortgage	2,589	254	2,843	12,487	680,415	695,745
Construction and land development	1,572	-	1,572	12,965	259,711	274,248
Commercial and industrial	648	604	1,252	11,890	1,132,593	1,145,735
Consumer and other	526	-	526	551	63,584	64,661
	$11,084	$858	$11,942	$47,855	$3,231,554	$3,291,351

(1)	Approximately $13.1 million and $25.5 million of nonaccrual loans as of September 30, 2012 and December 31, 2011, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification for accruing and nonperforming loans at September 30, 2012 and December 31, 2011 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commercial real estate –mortgage	$18,145	$20,581	$218	$57	$2,560	$2,759	$20,923	$23,397
Consumer real estate – mortgage	8,663	9,485	526	301	808	516	9,997	10,302
Construction and land development	9,594	10,764	192	1,264	38	12	9,824	12,040
Commercial and industrial	20,577	17,740	1,071	2,767	138	282	21,786	20,789
Consumer and other	1,342	1,037	65	51	18	37	1,425	1,125
Unallocated	-	-	-	-	-	-	5,137	6,322
	$58,321	$59,607	$2,072	$4,440	$3,562	$3,606	$69,092	$73,975

(1)
Troubled debt restructurings of $24.1 million and $23.4 million as of September 30, 2012 and December 31, 2011, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the allowance for loan losses from December 31, 2010 to December 31, 2011 to September 30, 2012 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(3,044)	(5,076)	(10,157)	(15,360)	(1,213)	-	(34,850)
Recovery of previously charged-off loans	116	495	1,530	2,167	144	-	4,452
Provision for loan losses	7,073	4,985	1,545	12,556	320	(4,681)	21,798
Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(1,676)	(3,857)	(1,638)	(3,267)	(828)	-	(11,266)
Recovery of previously charged-off loans	215	793	1,086	1,131	78	-	3,303
Provision for loan losses	1,013	(2,759)	1,664	(3,133)	(1,050)	1,185	3,080
Balances, September 30, 2012	$20,923	$9,997	$9,824	$21,786	$1,425	$5,137	$69,092

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

At September 30, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $9.6 million to current directors, executive officers, and their related entities, of which $8.9 million had been drawn upon.  At December 31, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.8 million to directors, executive officers, and their related entities, of which approximately $9.6 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2012 or December 31, 2011.

Residential Lending

At September 30, 2012, Pinnacle Financial had approximately $39.2 million of mortgage loans held-for-sale compared to approximately $35.4 million at December 31, 2011.  Pinnacle Financial generally has an agreement for the subsequent sale of the mortgage loan prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three and nine months ended September 30, 2012, Pinnacle Financial recognized $2.0 million and $4.9 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $1.3 million and $2.7 million, respectively, during the three and nine months ended September 30, 2011.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank’s geographic markets. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by Pinnacle Bank while the majority of the loans sold to other investors are underwritten by the purchaser of the loans.

Each purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From inception of Pinnacle Bank’s mortgage department in January 2003 through September 30, 2012, Pinnacle Bank originated and sold approximately 12,500 mortgage loans totaling $2.688 billion to third-party purchasers.  Of the approximately 12,500 mortgage loans, Pinnacle Bank underwrote approximately 3,100 conventional loans at an 80% or less loan-to-value that were sold to other investors and underwrote 2,600 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle Bank until settlement with the purchaser.

Based on information currently available, management believes that it does not have material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus on foreclosure practices of financial institutions nationwide, Pinnacle Bank evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At September 30, 2012, Pinnacle Bank has $648.2 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 5.	Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  As of September 30, 2012, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not currently anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2012.  As of September 30, 2012, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

 Pinnacle Financial and its subsidiaries file consolidated U.S Federal and state of Tennessee income tax returns.  The IRS concluded its examination of the 2007, 2008, and 2009 federal tax returns during 2011.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS for the years ended December 31, 2008 through 2011 and the state of Tennessee for the years ended December 31, 2008 through 2011.

Pinnacle Financial's effective tax rate for the nine-month period ended September 30, 2012 of 32.3% differs from the Federal income tax statutory rate of 35% and state income tax rate of 6.50% primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment and compensation expense for which we are not entitled to a deduction.  Our income tax expense for the nine months ended September 30, 2011, differs from the blended statutory rate due to the reversal of the valuation allowance against our deferred tax assets.

Note 6.	Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At September 30, 2012, these commitments amounted to $965.3 million.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At September 30, 2012, these commitments amounted to $72.6 million.

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

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank’s customers within the State of Tennessee alleging that Pinnacle Bank’s method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment of unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees.  Pinnacle Financial and Pinnacle Bank are vigorously contesting this matter.  On January 17, 2012, Pinnacle Financial and Pinnacle Bank filed a motion to dismiss the complaint. The motion to dismiss was denied on April 13, 2012, and Pinnacle Financial and Pinnacle Bank filed an answer on May 30, 2012.  Based on our current knowledge, Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial’s consolidated financial condition, operating results or cash flows.

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these routine claims outstanding at September 30, 2012 will not have a material impact on Pinnacle Financial’s financial statements.

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
As a result of an amendment to the 2004 Plan approved by shareholders on April 17, 2012, total shares remaining available for issuance under the 2004 Equity Incentive Plan were increased, and at September 30, 2012, totaled 709,000.

Common Stock Options and Stock Appreciation Rights

As of September 30, 2012, there were approximately 1,332,000 stock options and 7,300 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the nine months ended September 30, 2012 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2011	1,581,038	$20.81	3.62	$3,683	(1)
Granted	-	-
Exercised	(230,718)	6.58
Forfeited	(10,678)	27.14
Outstanding at September 30, 2012	1,339,642	$23.21	3.36	$2,562	(2)
Outstanding and expected to vest as of September 30, 2012	1,339,618	$23.21	3.36	$2,562	(2)
Options exercisable at September 30, 2012	1,306,171	$23.25	3.31	$2,562	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $18.35 per common share at December 31, 2011 for the approximately 348,208 options and stock appreciation rights that were in-the-money at September 30, 2012.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $19.32 per common share at September 30, 2012 for the approximately 353,285 options and stock appreciation rights that were in-the-money at September 30, 2012.

During the nine months ended September 30, 2012, approximately 96,000 option awards vested at an average exercise price of $27.58 with no intrinsic value.

As of September 30, 2012, there was approximately $77,000 of total unrecognized compensation cost related to unvested stock, options granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.30 years.

During the three and nine months ended September 30, 2012, Pinnacle Financial recorded stock option compensation expense of $79,000 and $329,000, respectively, based on Black-Scholes valuation at the date of grant compared to $271,000 and $952,000, respectively, for the three and nine months ended September 30, 2011.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.

Restricted Share Awards

Additionally, Pinnacle Financial’s 2004 Plan and the plans assumed in connection with the acquisition of Mid-America provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of September 30, 2012 under any of these plans.  During the nine months ended September 30, 2012, Pinnacle Financial awarded 147,945 shares of restricted common stock to certain associates and outside directors.

A summary of activity for unvested restricted share awards for the quarter ended September 30, 2012 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2011	849,703	$15.61
Shares awarded	147,945	16.47
Restrictions lapsed and shares released to associates/directors	(201,494)	16.06
Shares forfeited(1)	(51,705)	18.32
Unvested at September 30, 2012	744,449	$15.56

(1)	Represents 30,132 shares forfeited due to failure to meet performance targets and 21,923 shares forfeited due to employee termination and retirement.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2012:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants		Shares Unvested
Time Based Awards (2)
2012	Associates	5	132,965	-	6,625	(4)	126,340
Outside Director Awards (3)
2012	Outside directors	1	14,980	-	-		14,980

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

(4)	These shares represent forfeitures resulting from associate terminations during the nine months ended September 30, 2012.

Compensation expense associated with performance-based restricted share awards, which are issued from time-to-time, is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance traunche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date.  For the three and nine months ended September 30, 2012, Pinnacle Financial recognized approximately $818,000 and $2,489,000, respectively, in compensation costs attributable to all restricted share awards, compared to $859,000 and $2,429,000, respectively, for the three and nine months ended September 30, 2011.

Restricted Stock Units

Pinnacle Financial granted 144,350 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2012.  These restricted share units will be converted to restricted shares in 2013 on a tiered scale based on actual 2012 results.  The number of units that ultimately convert to unvested restricted shares will be determined after the 2012 earnings are finalized based upon the achievement of certain predetermined profitability goals for 2012 that were established on January 13, 2012 by the Human Resources and Compensation Committee of Pinnacle Financial (HRCC).  The number of restricted shares issuable in settlement of these restricted share units could range between 0% to 100% based on the level of 2012 profitability.  Once these restricted share units are converted to restricted share awards, the forfeiture restrictions on the number of restricted shares issued in settlement of these restricted share units will lapse in 20% increments over the following five years based on the achievement of soundness thresholds to be set by the HRCC in January of each respective fiscal year.   As the specific value of the award that will ultimately be granted to the recipients of these restricted share units and the associated performance targets cannot yet be determined, no grant was deemed to have been made, and therefore, no expense has been recognized related to these awards. Following the redemption of the preferred stock issued to the US Treasury as a part of the CPP, the HRCC also granted 164,858 restricted stock units to our senior executive officers in the second quarter of 2012. The settlement of these restricted share units into shares of restricted stock and subsequent vesting criteria for these awards are similar to those of the restricted share units granted during the first quarter of 2012, except that the number of restricted share awards issued will be determined based on earnings for the third and fourth quarters of 2012.

Salary Stock Unit Awards

During 2011, the HRCC of Pinnacle Financial adopted and approved the issuance of Salary Stock Units (SSU) to Pinnacle Financial’s named executive officers. The SSUs were designed to comply with the Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009.  SSUs were accrued and earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with Pinnacle Financial. Generally, SSUs granted to named executive officers are immediately vested (and therefore not subject to forfeiture) and are payable in shares of Pinnacle Financial’s common stock on, or as soon as administratively practical following, December 30, 2012 (Settlement Date), but in no event later than two and one-half months following the Settlement Date. Following the redemption of all of the remaining outstanding preferred stock issued to the Treasury as part of the CPP, the HRCC terminated issuances of salary stock unit awards to these named executive officers effective June 30, 2012.  As such, no share issuance and no expense was recorded in the three months ended September 30, 2012.  For the nine months ended September 30, 2012, Pinnacle Financial issued 57,508 SSUs and recognized approximately $1,000,000 in compensation costs attributable to the SSUs compared to 12,511 and 18,680 and approximately $194,000 and $291,000, respectively, for the three and nine month periods ended September 30, 2011.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Regulatory Matters

Under Tennessee banking law, Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial, which are similar to those applicable to national banks.  Prior to the repurchase of the preferred stock, Pinnacle Financial was also subject to limits on payment of dividends to its shareholders by its participation in the CPP.  Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a year in excess of the total of Pinnacle Bank’s net income for that year plus the retained net income for the preceding two years.  As of September 30, 2012, Pinnacle Bank could pay approximately $26.2 million of dividends to Pinnacle Financial without prior TDFI approval. In May 2010, Pinnacle Financial informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making stock dividends or repurchases and trust preferred distributions or causing Pinnacle Bank to pay dividends. In April 2012, this informal agreement was terminated. Pinnacle Financial has not paid any cash dividends on its common stock since inception, and it does not currently anticipate that it will consider paying such dividends in the foreseeable future.

 Pinnacle Financial and its banking subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of September 30, 2012, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial and Pinnacle Bank’s actual capital amounts and ratios are presented in the following table
(in thousands):

	Actual		Regulatory Minimum Capital Requirement		Regulatory Minimum To Be Well-Capitalized
At September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets:
Pinnacle Financial	$536,359	13.4%	$321,164	8.0%	$403,442	10.0%
Pinnacle Bank	$531,092	13.3%	$320,496	8.0%	$402,617	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$485,929	12.1%	$160,582	4.0%	$242,065	6.0%
Pinnacle Bank	$480,765	12.0%	$160,248	4.0%	$241,570	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$485,929	10.5%	$184,513	4.0%	NA	NA
Pinnacle Bank	$480,765	10.5%	$183,875	4.0%	$229,845	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 9.	Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with a large U.S. financial institution in order to minimize the risk to Pinnacle Financial.  These swaps are derivatives, but are not designated as hedging instruments.  At September 30, 2012 and 2011, Pinnacle Financial had not entered into any derivative contracts to assist in managing its own interest rate sensitivity and has no derivatives designated as hedges.

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

A summary of Pinnacle Financial’s interest rate swaps as of September 30, 2012 and December 31, 2011 is included in the following table (in thousands):

	September 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$242,183	$17,858	$257,639	$17,937
Pay variable / receive fixed swaps	242,183	(18,084)	257,639	(18,147)
Total	$484,366	$(226)	$515,278	$(210)

Note 10.	Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable.  OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value.  Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements.  Pinnacle Financial uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value of the bank owned life insurance.  Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. Pinnacle Financial does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial’s pricing models that utilize observable market inputs obtained from a third party bank.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the financial instruments carried at fair value as of September 30, 2012 and December 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

September 30, 2012	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$11,356	$-	$11,356	$-
Mortgage-backed securities	524,566	-	524,566	-
State and municipal securities	191,413	-	191,413	-
Corporate notes and other	11,370	-	11,370	-
Total investment securities available-for-sale	738,705	-	738,705	$-
Alternative investments	3,406	-	-	3,406
Other assets	68,067	-	17,858	50,209
Total assets at fair value	$810,178	$-	$756,563	$53,615

Other liabilities	$18,084	$-	$18,084	$-
Total liabilities at fair value	$18,084	$-	$18,084	$-

December 31, 2011
Investment securities available-for-sale:
U.S. government agency securities	$42,313	$-	$42,313	$-
Mortgage-backed securities	645,567	-	645,567	-
State and municipal securities	195,952	-	195,952	-
Corporate notes and other	11,130	-	11,130	-
Total investment securities available-for-sale	894,962	-	894,962	-
Alternative investments	3,400	-	-	3,400
Other assets	67,319	-	17,937	49,382
Total assets at fair value	$965,681	$-	$912,899	$52,782

Other liabilities	$18,147	$-	$18,147	$-
Total liabilities at fair value	$18,147	$-	$18,147	$-

September 30, 2012	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the period ended
Other real estate owned	$21,817	$-	$-	$21,817	$(3,178)
Nonperforming loans, net (1)	34,506	-	-	34,506	(2,819)
Total	$56,323	$-	$-	$56,323	$(5,997)

December 31, 2011
Other real estate owned	$39,714	$-	$-	$39,714	$(6,890)
Nonperforming loans, net (1)	43,415	-	-	43,415	(8,661)
Total	$83,129	$-	$-	$83,129	$(15,551)

(1)	Amount is net of a valuation allowance of $2.0 million at September 30, 2012 and $4.4 million at December 31, 2011 as required by ASC 310-10, “Receivables.”

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2012, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2012 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the nine months ended September 30,
	2012		2011
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$52,782	$-	$50,962	$-
Total realized gains included in income	644	-	1,130	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	-	-	-	-
Purchases, issuances and settlements, net	189	-	393	-
Transfers out of Level 3	-	-	-	-
Fair value, September 30	$53,615	$-	$52,485	$-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$644	$-	$1,130	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in thousands) September 30, 2012	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$575	$587	$-	$587	$-
Loans, net	3,456,072	3,196,924	-	-	3,196,924
Mortgage loans held-for-sale	39,246	39,246	-	-	39,246

Financial liabilities:
Deposits and securities sold under agreements to repurchase	3,854,074	3,798,351	-	3,798,351	-
Federal Home Loan Bank advances	190,887	191,400	-	-	191,400
Subordinated debt and other borrowings	106,783	84,691	-	84,691	-

Off-balance sheet instruments:
Commitments to extend credit (2)	965,331	748	-	-	748
Standby letters of credit (3)	72,580	450	-	-	450

December 31, 2011
Financial assets:
Securities held-to-maturity	$2,330	$2,369	$-	$2,369	$-
Loans, net	3,217,376	2,893,526	-	-	2,893,526
Mortgage loans held for sale	35,363	35,363			35,363

Financial liabilities:
Deposits and securities sold under agreements to repurchase	3,785,931	3,752,490	-	3,752,490	-
Federal Home Loan Bank advances	226,069	226,460	-	-	226,460
Subordinated debt and other borrowings	97,476	72,030	-	72,030	-

Off-balance sheet instruments:
Commitments to extend credit (2)	937,084	1,031	-	-	1,031
Standby letters of credit (3)	76,176	259	-	-	259

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at September 30, 2012 and December 31, 2011, Pinnacle Financial included in other liabilities $0.7 million and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)
At September 30, 2012 and December 31, 2011, the fair value of Pinnacle Financial’s standby letters of credit was $450,000 and $259,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11.	Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended September 30, 2012, and the year ended December 31, 2011 has been prepared in accordance with ASC 810.

At September 30, 2012, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs.  As discussed more fully in form 10-K, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accruing restructured commercial loans, and managed discretionary trusts.

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
Type	Assets Recognized (maximum loss)	Liability Recognized	Assets Recognized (maximum loss)	Liability Recognized	Balance Sheet Classification
Low income housing partnerships	$5,812	$-	$5,917	$-	Other assets
Trust preferred issuances	N/A	82,476	N/A	82,476	Subordinated debt
Commercial troubled debt restructurings	17,566	-	17,223	-	Loans
Managed discretionary trusts	N/A	N/A	N/A	N/A	N/A

Note 12.	Other borrowings

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million (the Loan Agreement). Borrowings under the Loan Agreement, combined with available cash, were used for the redemption, on June 20, 2012, of the remaining 71,250 shares of preferred stock owned by the Treasury that had been issued under the CPP.

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

The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans is 3.00% (300 basis points).  At September 30, 2012, the interest rate paid on this debt was 3.25%.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial is required to make quarterly principal payments of $625,000 beginning on June 30, 2012, and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing.

The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, sales of assets and dividends. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial’s bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial’s, and in some cases, Pinnacle Bank’s, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also includes a fixed charge coverage ratio requiring the sum of Pinnacle Financial’s net income plus the amount of any goodwill amortization expense and contractually due interest divided by the sum of Pinnacle Financial’s contractually due interest and principal amounts (assuming annual principal amortization of $2.5 million under the Loan Agreement), to be not less than 125% on an annualized single quarter basis through September 30, 2012 and on a rolling four quarter basis starting December 31, 2012.

The Loan Agreement also contains other customary affirmative and negative covenants, representations, warranties and events of default, which include but are not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and the institution of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle Bank. If an event of default occurs and is continuing, Pinnacle Financial may be required immediately to repay all amounts outstanding under the Loan Agreement.

Debt issuance costs associated with the Loan Agreement of approximately $200,000 consisting primarily of professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over three years using the straight-line method which approximates the interest method that is required by U.S. GAAP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2012 and December 31, 2011 and our results of operations for the three and nine months ended September 30, 2012 and 2011.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2012 was $0.33 and $0.76, respectively, compared to $0.72 and $0.92, respectively, for the same periods in 2011.  Net income per diluted common share for the three and nine months ended September 30, 2011, includes an income tax benefit of $22.5 million, or $0.51 per diluted common share, as a result of the release of the valuation allowance for deferred tax assets. Financial results for the nine-month period ended September 30, 2012, also includes the accretion of the remaining preferred stock discount associated with the TARP preferred stock redemption. The redemption resulted in a one-time, non-cash charge to net income available to common stockholders of approximately $1.7 million in the second quarter of 2012.  At September 30, 2012, loans had increased to $3.525 billion, as compared to $3.291 billion at December 31, 2011, and total deposits increased to $3.719 billion at September 30, 2012 from $3.654 billion at December 31, 2011.

Results of Operations.  Our net interest income increased $2.5 million to $40.9 million for the third quarter of 2012 compared to $38.4 million for the third quarter of 2011.  Our net interest income increased $8.4 million to $120.6 million for the nine months ended September 30, 2012 compared to $112.2 million for the same period in the prior year. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2012 was 3.78% and 3.76%, respectively, compared to 3.60% and 3.52%, respectively, for the same periods in 2011.

Our provision for loan losses was $1.4 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2012 compared to $3.6 million and $16.4 million, respectively, for the same periods in 2011.  The decrease in our provisioning expense correlates with the reduction in both net charge-offs and the overall level of our allowance for loan losses.  Net charge-offs were $1.9 million and $8.0 million, respectively, for the three and nine month periods ended September 30, 2012, compared to $5.7 million and $24.1 million, respectively, for the same periods in the prior year.  Our allowance for loan losses as a percentage of total loans decreased from 2.25% at December 31, 2011 to 1.96% at September 30, 2012, as a result of improving credit metrics within our loan portfolio.

Noninterest income increased by $350,000 and $2.1 million, respectively, during the three and nine months ended September 30, 2012, compared to the same periods in the prior year, which is primarily attributable to elevated mortgage loan refinance activity as a result of the current rate environment.

Noninterest expense decreased by $2.1 million and $1.4 million, respectively, during the three and nine months ended September 30, 2012, as compared to the three and nine month periods ended September 30, 2011. Costs associated with the disposal and maintenance of other real estate owned decreased by $2.7 million and $3.1 million, respectively, and other noninterest expense decreased by $266,000 and $1.9 million, respectively, during the three and nine months ended September 30, 2012, when compared to the same periods in 2011. However, costs associated with salaries and employee benefits increased by $455,000 and $3.0 million, respectively, during the three and nine months ended September 30, 2012, when compared to the same periods in 2011.

During the three and nine months ended September 30, 2012, Pinnacle Financial recorded income tax expense of $5.0 million and $14.4 million, respectively.   Pinnacle Financial's effective tax rate for the first nine months of 2012 of 32.3% differs from the combined federal and state income tax statutory rate of 39.2% primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance offset in part by meals and entertainment and compensation for which we are not entitled to a deduction.  Our income tax benefit for the nine months ended September 30, 2011, was primarily due to the reversal of the valuation allowance against our deferred tax assets.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 65.4% and 68.5%, respectively, for the three and nine month periods ended September 30, 2012, compared to 73.7% and 74.6%, respectively, for the same periods in 2011.

Net income available to common stockholders for the three and nine months ended September 30, 2012 was $11.3 million and $26.3 million, respectively, compared to net income available to common stockholders of $24.5 million and $31.4 million, respectively, for the same periods in 2011. Net income available to common stockholders for the three months ended September 30, 2012 reflected no charge related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP compared to the charge of $1.6 million for the same prior year period. For the nine months ended September 30, 2012 there was approximately $3.8 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP compared to $4.6 million for the same period in the prior year.  The preferred stock dividends and accretion variance between the two periods is attributable to the recognition, in the second quarter of 2012, of the remaining preferred stock discount associated with the redemption in June 2012 of the remaining outstanding preferred shares originally sold to the Treasury offset by the redemption of 25% of the preferred shares originally issued to the Treasury during the fourth quarter of 2011.

Financial Condition.  Net loans increased $238.7 million during the first nine months of 2012.  Total deposits were $3.719 billion at September 30, 2012, compared to $3.654 billion at December 31, 2011, an increase of $64.9 million, or 1.8%.  In comparing the deposit balances at September 30, 2012 with the balances at December 31, 2011, we have increased our non-interest bearing deposits $127.1 million and reduced our time deposits $119.5 million.  This continued reduction in higher cost non-core time deposits has contributed to the expansion in net interest margin.

Capital and Liquidity.  At September 30, 2012, our capital ratios exceeded the levels required to be considered well capitalized at the bank and holding company levels.  To support the capital needs of Pinnacle Bank and holding company cash requirements, at September 30, 2012, we had approximately $13.8 million of cash at the holding company.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three months ended		2012-2011	Nine months ended		2012-2011
	September 30,		Percent	September 30,		Percent
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Interest income	$46,441	$46,888	(1.0%)	$138,218	$141,901	(2.6%)
Interest expense	5,509	8,532	(35.4%)	17,597	29,729	(40.8%)
Net interest income	40,932	38,356	6.7%	120,621	112,172	7.5%
Provision for loan losses	1,413	3,632	(61.1%)	3,080	16,359	(81.2%)
Net interest income after provision for loan losses	39,519	34,724	13.8%	117,541	95,813	22.7%
Noninterest income	10,430	10,080	3.5%	30,289	28,213	7.4%
Noninterest expense	33,578	35,675	(5.9%)	103,314	104,733	(1.4%)
Net income before income taxes	16,371	9,129	79.3%	44,516	19,293	130.7%
Income tax expense (benefit)	5,022	(16,973)	NM(1)	14,362	(16,685)	NM(1)
Net income	11,349	26,102	(56.5%)	30,154	35,978	(16.2%)
Preferred dividends and discount accretion	-	1,564	(100.0%)	3,814	4,586	(16.8%)
Net income available to common stockholders	$11,349	$24,538	(53.7%)	$26,340	$31,392	(16.1%)
Basic net income per common share available to common stockholders	$0.33	$0.74	(55.4%)	$0.78	$0.94	(17.0%)
Diluted net income per common share available to common stockholders	$0.33	$0.72	(54.2%)	$0.76	$0.92	(17.4%)

(1)	NM—The percentage change is not considered meaningful.

Net Interest Income. Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of our revenue.  We seek to actively manage this revenue source to provide optimal levels of revenue while seeking to balance interest rate, credit, and liquidity risks.  Net interest income totaled $40.9 million and $120.6 million, respectively, for the three and nine months ended September 30, 2012, an increase of $2.5 million and $8.4 million, respectively, from the levels recorded in the same periods of 2011. We were able to increase net interest income for 2012 compared to 2011 due primarily to our focus on reducing our funding costs and growing our loan portfolio.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,488,736	$40,405	4.62%	$3,207,213	$38,572	4.78%
Securities:
Taxable	585,782	3,974	2.70%	747,784	5,953	3.16%
Tax-exempt (2)	180,765	1,622	4.77%	191,994	1,820	5.02%
Federal funds sold and other	124,459	440	1.55%	161,719	543	1.44%
Total interest-earning assets	4,379,742	$46,441	4.28%	4,308,710	$46,888	4.38%
Nonearning assets
Intangible assets	250,274			253,102
Other nonearning assets	230,378			224,673
Total assets	$4,860,394			$4,786,485

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$672,057	$637	0.38%	$564,077	$821	0.58%
Savings and money market	1,606,189	1,959	0.49%	1,622,200	3,299	0.81%
Time	627,918	1,390	0.88%	841,480	3,018	1.42%
Total interest-bearing deposits	2,906,164	3,986	0.55%	3,027,757	7,138	0.94%
Securities sold under agreements to repurchase	136,918	99	0.29%	145,050	204	0.56%
Federal Home Loan Bank advances	214,271	621	1.15%	111,699	532	1.89%
Subordinated debt and other borrowings	112,406	802	2.84%	97,476	658	2.68%
Total interest-bearing liabilities	3,369,759	5,508	0.65%	3,381,982	8,532	1.00%
Noninterest-bearing deposits	799,508	-	-	671,796	-	-
Total deposits and interest-bearing liabilities	4,169,267	$5,508	0.53%	4,053,778	$8,532	0.84%
Other liabilities	21,454			23,734
Stockholders' equity	669,673			708,973
Total liabilities and stockholders’ equity	$4,860,394			$4,786,485
Net interest income		$40,933			$38,356
Net interest spread (3)			3.63%			3.38%
Net interest margin (4)			3.78%			3.60%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2012 would have been 3.76% compared to a net interest spread of 3.54% for the three months ended September 30, 2011.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,390,838	$118,331	4.67%	$3,203,346	$115,831	4.84%
Securities:
Taxable	636,516	13,357	2.80%	779,585	18,793	3.22%
Tax-exempt (2)	183,572	4,973	4.83%	194,447	5,593	5.13%
Federal funds sold and other	143,311	1,558	1.58%	170,192	1,684	1.43%
Total interest-earning assets	4,354,237	$138,219	4.30%	4,347,570	$141,901	4.43%
Nonearning assets
Intangible assets	250,969			253,806
Other nonearning assets	237,805			225,640
Total assets	$4,843,011			$4,827,016

Interest-bearing liabilities:
Interest bearing deposits
Interest checking	$674,086	$2,243	0.44%	$582,832	$2,765	0.63%
Savings and money market	1,562,930	6,068	0.52%	1,599,737	11,149	0.93%
Time	657,073	4,802	0.98%	916,510	10,955	1.60%
Total interest-bearing deposits	2,894,089	13,113	0.61%	3,099,079	24,869	1.07%
Securities sold under agreements to repurchase	132,523	370	0.37%	168,594	931	0.74%
Federal Home Loan Bank advances	228,378	1,847	1.08%	112,181	1,952	2.32%
Subordinated debt and other borrowings	104,003	2,267	2.91%	98,446	1,977	2.69%
Total interest-bearing liabilities	3,358,993	17,597	0.70%	3,478,300	29,729	1.14%
Noninterest-bearing deposits	752,491	-	-	632,075	-	-
Total deposits and interest-bearing liabilities	4,111,484	$17,597	0.57%	4,110,375	$29,729	0.97%
Other liabilities	28,881			22,332
Stockholders' equity	702,646			694,309
Total liabilities and stockholders’ equity	$4,843,011			$4,827,016
Net interest income		$120,622			$112,172
Net interest spread (3)			3.60%			3.29%
Net interest margin (4)			3.76%			3.52%

(1)	Average balances of nonperforming loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2012 would have been 3.73% compared to a net interest spread of 3.46% for the nine months ended September 30, 2011.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the third quarters of 2012 and 2011, our net interest spread was 3.63% and 3.38%, respectively, while the net interest margin was 3.78% and 3.60%, respectively. For the nine month periods ended September 30, 2012 and 2011, our net interest spread was 3.60% and 3.29%, respectively, while the net interest margin was 3.76% and 3.52%, respectively.  The improving net interest margin reflected management’s efforts to maximize earnings by focusing on deposit pricing. During the three and nine month periods ended September 30, 2012, total funding rates were less than those rates for the same periods in the prior year by 31 and 40 basis points, respectively.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our checking accounts (both interest bearing and non-interest bearing) and concurrently reduced balances of higher cost time deposits and higher-cost wholesale funding and the cost of funds associated with these types of fundings.

Loan pricing for creditworthy borrowers continues to be competitive in our markets and limits our ability to increase our yields on new and renewed loans over the last several quarters.  Lower levels of nonperforming loans positively impacted our net interest margin during the three and nine months ended September 30, 2012 when compared to the same periods in 2011.  Average nonperforming loans were $40.1 million for the nine months ended September 30, 2012, which was a decrease from the $63.9 million for the twelve months ended December 31, 2011.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain stable for an extended period of time.  We believe that our net interest margin could experience pressure due to increased pricing competition for quality loan opportunities as well as fewer opportunities to reduce our funding costs due to the low level of deposit rates as a result of the current interest rate environment.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 2.25% at December 31, 2011 to 1.96% at September 30, 2012.  Our allowance for loan losses as a percentage of our nonperforming loans has increased from 154.6% at December 31, 2011 to 188.9% at September 30, 2012.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2012.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $1.4 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively, and $3.1 million and $16.4 million for the nine months ended September 30, 2012 and 2011, respectively. Provision expense for the three and nine month periods ended September 30, 2012 has decreased as compared to the same periods in 2011, primarily due to a reduction in both net charge-offs and in the overall amount of the allowance for loan losses that resulted from the overall improvement in the loan portfolio between the two periods.

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

The following is the makeup of our noninterest income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		2012-2011	Nine months ended		2012-2011
	September 30,		Percent	September 30,		Percent
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,532	$2,362	7.2%	$7,295	$6,953	4.9%
Investment services	1,677	1,699	(1.3%)	4,934	4,844	1.9%
Insurance sales commissions	987	1,002	(1.5%)	3,416	3,055	11.8%
Gains on mortgage loans sold, net	1,979	1,295	52.8%	4,930	2,694	83.0%
(Loss) gain on sale of investment securities, net	(50)	377	(113.3%)	163	828	(80.3%)
Trust fees	767	754	1.7%	2,333	2,253	3.6%
Other noninterest income:
ATM and other consumer fees	1,657	1,731	(4.3%)	4,517	4,741	(4.7%)
Bank-owned life insurance	242	296	(18.2%)	723	874	(17.3%)
Other noninterest income	639	564	13.3%	1,978	1,971	0.4%
Total other noninterest income	2,538	2,591	(2.0%)	7,218	7,586	(4.8%)
Total noninterest income	$10,430	$10,080	3.5%	$30,289	$28,213	7.4%

The increase in service charges on deposit accounts in 2012 compared to the first nine months of 2011 is primarily related to an increase in transactional deposit accounts subject to service charges during the first nine months of 2012.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank.  At September 30, 2012, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.24 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $988 million at September 30, 2011.  Insurance commissions were approximately $987,000 and $3.4 million for the three and nine months ended September 30, 2012 compared to approximately $1.0 million and $3.1 million, respectively, for the three and nine months ended September 30, 2011. Substantially all of our insurance revenue is attributable to our insurance subsidiary, Miller Loughry Beach. Included in insurance income for the first nine months of 2012 was $287,000 of contingent income received based on 2011 sales production compared to $87,000 recorded in the same prior-year period.  Additionally, at September 30, 2012, our trust department was receiving fees on approximately $761.6 million in assets compared to $607.7 million at September 30, 2011.

Gains on mortgage loans sold, net consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations. Gains on mortgage loans sold, net were $2.0 million and $4.9 million for the three and nine month periods ended September 30, 2012 as compared to $1.3 million and $2.7 million for the same periods in the prior year.  The increase is attributable to increased refinance activity between the two periods.

During the three and nine months ended September 30, 2012, we realized approximately $7,000 and $254,000, respectively, in net gains from the sale of $2.8 million and $35.4 million, respectively, of available-for-sale securities. There were four distinct sales of securities during the first nine months of 2012. In the first quarter of 2012, twenty relatively smaller sized agency securities that had primarily been purchased over time to satisfy certain collateral requirements were sold. We decided to sell these securities due to their relatively short terms until maturity. In the second quarter of 2012, we decided to sell, in the second quarter of 2012, four underperforming mortgage-backed securities that were determined to be OTTI during the first quarter. Also in the second quarter of 2012, we decided to sell two securities which were issued by municipalities in the state of California because management believed there to be some possibility they could be adversely affected by state budgetary issues.  In the third quarter of 2012, we sold one security deemed to be OTTI due to its distinct underperformance relative to the interest rate environment. Gains on the sale of securities were reduced by OTTI of $57,000 and $91,000 for the three and nine months ended September 30, 2012.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  The fees realized in the first nine months of 2012 decreased 4.7% as compared to the same period in the prior year. Based on the changes under the Dodd-Frank Act, we expect income from check card and interchange fees to decline over time. While we are exempt from the cap on debit interchange fees because of our current asset size, we believe that there is the potential for downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $242,000 and $723,000, respectively, for the three and nine months ended September 30, 2012 compared to $296,000 and $874,000, respectively, for the three and nine months ended September 30, 2011. Pinnacle has not had any additional investments in bank-owned life insurance policies during 2012.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is the makeup of our noninterest expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		2012-2011	Nine months ended		2012-2011
	September 30,		Percent	September 30,		Percent
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$12,280	$10,690	14.9%	$38,480	$32,620	18.0%
Commissions	1,051	1,057	(0.6%)	3,190	3,070	3.9%
Cash incentives and related payroll taxes	3,075	3,065	0.3%	7,129	6,657	7.1%
Employee benefits and other	3,064	4,203	(27.1%)	9,701	13,115	(26.0%)
Total salaries and employee benefits	19,470	19,015	2.4%	58,500	55,462	5.5%
Equipment and occupancy	5,156	4,395	17.3%	15,218	13,234	15.0%
Other real estate expense	2,399	5,079	(52.8%)	10,180	13,239	(23.1%)
Marketing and business development	835	1,298	(35.7%)	2,360	4,046	(41.7%)
Postage and supplies	638	509	25.3%	1,817	1,544	17.7%
Amortization of intangibles	683	716	(4.6%)	2,056	2,147	(4.2%)
Other noninterest expense	4,397	4,663	(5.7%)	13,183	15,061	(12.5%)
Total noninterest expense	$33,578	$35,675	(5.9%)	$103,314	$104,733	(1.4%)

The increase in total salaries and employee benefits expense is primarily related to incentive compensation costs for the three and nine month periods ended September 30, 2012 as compared to the same periods in the prior year. We believe that variable pay incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our salary-based employees participate in our annual cash incentive plan. Under the plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 120% of our targeted bonus. We currently believe that our performance for fiscal 2012 will be in line with our targets and we are currently accruing incentive costs in 2012 at target levels.

Additionally, included in employee benefits and other expense for the three and nine months ended September 30, 2012, were approximately $896,000 and $2.8 million, respectively, of compensation expenses related to stock options and restricted share awards compared to $1.4 million and $3.9 million, respectively, for the three and nine months ended September 30, 2011.  We also believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder centric culture throughout our organization. Thus, we provide a broad-based equity incentive plan for all associates. The decrease in expense between the current year periods and prior year periods is attributable to the new restricted share unit structure that was implemented during the first quarter of 2012 for our Leadership Team members.  Because the number of restricted shares that will be issued in settlement of the restricted share units is based on our profitability for 2012 and accordingly cannot be determined at this point, no expense will be recognized related to these awards in 2012. After the number of restricted shares is established in early 2013, the cost of these awards will be recognized over the subsequent five-year vesting period.

Also included in employee benefits and other expenses are costs related to salary stock units issued to our senior executives. In connection with these awards, the executive officers received salary stock units throughout the period which are settled in our common stock on a one-for-one basis.  No salary stock expense was included in employee benefits and other expenses during the three months ended September 30, 2012, as the program was terminated by the HRCC effective June 30, 2012 following the redemption of all of the preferred shares issued pursuant to the CPP as these senior executives’ are now eligible to participate in our annual cash incentive plan effective July 1, 2012. For the nine months ended September 30, 2012, approximately $1.0 million in costs were incurred related to the salary stock units issued to our senior executives. For the three and nine months ended September 30, 2011, $233,000 and $524,000, respectively, were included in employee benefits and other expenses related to salary stock units.

Equipment and occupancy expenses for the three and nine months ended September 30, 2012, were consistent with the same periods in the prior year.  We have recently purchased land in the Knoxville MSA and expect to expand our retail operations beginning in 2013 in that market which may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense in future periods.

At September 30, 2012, we had $21.8 million in OREO compared to $39.7 million at December 31, 2011.  Other real estate expense was $2.4 million and $10.2 million, respectively, for the three and nine months ended September 30, 2012, compared to $5.1 million and $13.2 million, respectively, for the same periods in the prior year.  Approximately $1.9 million and $8.8 million, respectively, of the other real estate expense incurred during the three and nine months ended September 30, 2012, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties compared to $4.3 million and $10.1 million, respectively, for the same periods in the prior year.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

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

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $1.0 million per year for the next nine years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to approximately $30,000 and $78,000, respectively, for the three and nine month periods ended September 30, 2012 and September 30, 2011.

Total other noninterest expenses decreased by $1.9 million, or by 12.5%, during the nine months ended September 30, 2012 when compared to 2011.  A substantial portion of the decrease in this expense is attributable to decreased FDIC deposit insurance assessments slightly offset by increased lending related expenses related to problem assets, including appraisal, legal and other charges, and other expenses which are incidental variable costs related to deposit gathering and lending.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and closing attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 65.4% and 68.5% for the three and nine months ended September 30, 2012, respectively, compared to 73.7% and 74.6% for the three and nine months ended September 30, 2011, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio continues to be elevated by OREO and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes.  During the three and nine months ended September 30, 2012, we recorded income tax expense of $5.0 million and $14.4 million, respectively, compared to an income tax benefit of $17.0 million and $16.7 million, respectively, for the three and nine months ended September 30, 2011. Our income tax expense for the nine months ended September 30, 2012 reflects an effective income tax rate of 32.3%, which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment and compensation for which we are not entitled to a deduction. In the prior year, our income tax benefit was primarily impacted by the release of the valuation allowance against our deferred tax assets.

Preferred stock dividends and discount accretion.  Preferred stock dividends decreased in fiscal 2012 as a result of the redemption of 25% of the shares of Series A preferred stock on December 28, 2011, and the further redemption of the remaining Series A preferred stock in the second quarter of 2012.  Accordingly, net income available for common stockholders was not impacted by preferred stock dividends or discount accretion for the three months ended September 30, 2012, compared to a combined impact of $1.6 million for the three months ended September 30, 2011. Net income available for common stockholders was reduced by $3.8 million and $4.6 million, respectively, for the nine month periods ended September 30, 2012 and 2011, for preferred stock dividends and discount accretion. The variance in the two periods is attributable to the recognition in the second quarter of 2012 of the approximately $1.7 million remaining preferred stock discount triggered by the redemption of the remaining preferred shares originally sold to the Treasury.

Financial Condition

Our consolidated balance sheet at September 30, 2012 reflects an increase in total loans outstanding to $3.525 billion at September 30, 2012 compared to $3.291 billion at December 31, 2011. Total deposits increased by $64.9 million between December 31, 2011 and September 30, 2012.  Total assets were $4.871 billion at September 30, 2012 compared to $4.864 billion at December 31, 2011.

Loans.  The composition of loans at September 30, 2012 and at December 31, 2011 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,167,136	33.1%	$1,110,962	33.8%
Consumer real estate – mortgage	680,890	19.3%	695,745	21.1%
Construction and land development	312,788	8.9%	274,248	8.3%
Commercial and industrial	1,279,050	36.3%	1,145,735	34.8%
Consumer and other	85,300	2.4%	64,661	2.0%
Total loans	$3,525,164	100.0%	$3,291,351	100.0%

The primary changes within the composition of our loan portfolio at September 30, 2012 as compared to December 31, 2011 reflects increased loan demand in both the commercial and industrial and commercial real estate segments.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At September 30, 2012, approximately 51.6% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

The following table classifies our fixed and variable rate loans at September 30, 2012 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at September 30, 2012			Percentage
	Fixed	Variable		At September 30,
	Rates	Rates	Totals	2012
Based on contractual maturity:
Due within one year	$232,228	$772,808	$1,005,036	28.5%
Due in one year to five years	757,194	755,415	1,512,609	42.9%
Due after five years	393,432	614,087	1,007,519	28.6%
Totals	$1,382,854	$2,142,310	$3,525,164	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,119,118	$1,119,118	31.8%
Due within one year	232,228	529,622	761,850	21.6%
Due in one year to five years	757,194	259,428	1,016,622	28.8%
Due after five years	393,432	234,142	627,574	17.8%
Totals	$1,382,854	$2,142,310	$3,525,164	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle Bank’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $874 million of our daily floating rate loan portfolio and on approximately $457 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.72% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.39%.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Performing Loans in Past Due Status.  The following table is a summary of our performing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
Performing loans past due 30 to 89 days:	2012	2011
Commercial real estate – mortgage	$3,201	$5,749
Consumer real estate – mortgage	7,096	2,589
Construction and land development	980	1,572
Commercial and industrial	603	648
Consumer and other	275	526
Total performing loans past due 30 to 89 days	$12,155	$11,084

Performing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	-	254
Construction and land development	162	-
Commercial and industrial	-	604
Consumer and other	-	-
Total performing loans past due 90 days or more	$162	$858

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	0.34%	0.34%
Performing loans past due 90 days or more as a percentage of total loans	0.01%	0.03%
Total performing loans in past due status as a percentage of total loans	0.35%	0.36%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $110.1 million or 3.1% of total loans at September 30, 2012 compared to $135.4 million or 4.1% of total loans at December 31, 2011.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by bank regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.   Approximately $6.7 million of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2012.

Non-Performing Assets and Troubled Debt Restructurings.  At September 30, 2012, we had $58.4 million in nonperforming assets compared to $87.6 million at December 31, 2011.  Included in nonperforming assets were $36.6 million in nonperforming loans and $21.8 million in OREO at September 30, 2012 and $47.9 million in nonperforming loans and $39.7 million in OREO assets at December 31, 2011.   At September 30, 2012 and December 31, 2011, there were $24.1 million and $23.4 million, respectively, of troubled debt restructurings, all of which were performing as of the restructured date and remain in a performing status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at September 30, 2012 and December 31, 2011 (in thousands):

	At December 31, 2011	Payments, Sales and Reductions(2)	Foreclosures(3)	Inflows (4)	At September 30, 2012
Nonperforming assets:
Nonperforming loans:
Commercial real estate – mortgage	$9,962	$(4,274)	$(1,756)	$11,051	$14,983
Consumer real estate – mortgage	12,487	(10,673)	(3,517)	12,251	10,548
Construction and land development	12,965	(6,370)	(2,864)	2,126	5,857
Commercial and industrial	11,890	(11,658)	(46)	4,710	4,896
Consumer and other	551	(959)	41	654	287
Total nonperforming loans (1)	47,855	(33,934)	(8,142)	30,792	36,571
Other real estate owned	39,714	(26,387)	8,490	-	21,817
Total nonperforming assets	87,569	(60,321)	348	30,792	58,388
Troubled debt restructurings:
Commercial real estate – mortgage	15,378	(5,011)	-	6,264	16,631
Consumer real estate – mortgage	5,873	(536)	-	694	6,031
Construction and land development	77	(65)	-	360	372
Commercial and industrial	1,844	(774)	(194)	59	935
Consumer and other	244	(8)	(154)	39	121
Total troubled debt restructurings	23,416	(6,394)	(348)	7,416	24,090
Total nonperforming assets and troubled debt restructurings	$110,985	$(66,715)	$-	$38,208	$82,478
Ratios:
Nonperforming loans to total loans	1.45%				1.04%
Nonperforming assets to total loans plus other real estate owned	2.75%				1.65%
Nonperforming assets plus troubled debt restructurings to total loans and other real estate owned	3.33%				2.33%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle BankTier I capital and allowance for loan losses	45.15%				35.04%

(1)
Approximately $13.1 million and $25.5 million as of September 30, 2012 and December 31, 2011, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.

(2)
Payments, sales and reductions in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances, and nonaccrual loans that have been returned to accruing status during the nine months ended September 30, 2012.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has satisfactorily performed in accordance with the restructured terms. Additionally, troubled-debt restructurings which have defaulted under their restructured terms that are charged-off would also be included in payments, sales and reductions.

(3)	Foreclosures in nonperforming loans and troubled debt restructuring are representative of transfers of balances to OREO during the nine months ended September 30, 2012.
(4)
Inflows in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the nine months ended September 30, 2012.  Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during the first nine months of 2012.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during the nine months ended September 30, 2012.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

At September 30, 2012, we owned $21.8 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $39.7 million at December 31, 2011, substantially all of which is located within our principal markets.  We segment our OREO into four categories: new home construction, developed lots, undeveloped land, and other.  The other category primarily consists of condos, office buildings and existing homes.  The following table shows the classification of our OREO (in thousands):

	September 30,	December 31,
	2012	2011
Developed lots	$3,140	$7,091
Undeveloped land	14,026	22,455
Other	4,651	10,168
	$21,817	$39,714

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of September 30, 2012 and December 31, 2011, our allowance for loan losses was $69.1 million and $74.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of September 30, 2012 and December 31, 2011 and the percentage of loans in each category to total loans (in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$20,923	33.1%	$23,397	33.8%
Consumer real estate - mortgage	9,997	19.3%	10,302	21.1%
Construction and land development	9,824	8.9%	12,040	8.3%
Commercial and industrial	21,786	36.3%	20,789	34.8%
Consumer and other	1,425	2.4%	1,125	2.0%
Unallocated	5,137	NA	6,322	NA
Total allowance for loan losses	$69,092	100.0%	$73,975	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2012 and for the year ended December 31, 2011 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Nine months ended September 30, 2012	Year ended December 31, 2011
Balance at beginning of period	$73,975	$82,575
Provision for loan losses	3,080	21,798
Charged-off loans:
Commercial real estate – mortgage	(1,676)	(3,044)
Consumer real estate – mortgage	(3,857)	(5,076)
Construction and land development	(1,638)	(10,157)
Commercial and industrial	(3,267)	(15,360)
Consumer and other loans	(828)	(1,213)
Total charged-off loans	(11,266)	(34,850)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	215	116
Consumer real estate – mortgage	793	495
Construction and land development	1,086	1,530
Commercial and industrial	1,131	2,167
Consumer and other loans	78	144
Total recoveries of previously charged-off loans	3,303	4,452
Net charge-offs	(7,963)	(30,398)
Balance at end of period	$69,092	$73,975
Ratio of allowance for loan losses to total loans outstanding at end of period	1.96%	2.25%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.30%	0.92%

(1)	Net charge-offs for the nine months ended September 30, 2012 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank’s regulators, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2011.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $739.3 million and $897.3 million at September 30, 2012 and December 31, 2011, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. As a result of the current bond market and growing loan demand, we have reduced the size of our investment portfolio, primarily through bond maturities and calls. A summary of our investment portfolio at September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
Weighted average life	3.21 years	4.25 years
Effective duration	2.08%	2.45%
Weighted average coupon	4.23%	4.26%
Tax equivalent yield	3.19%	3.60%

Deposits and Other Borrowings. We had approximately $3.719 billion of deposits at September 30, 2012 compared to $3.654 billion at December 31, 2011.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $134.8 million at September 30, 2012 and $131.6 million at December 31, 2011.   Additionally, at September 30, 2012, and December 31, 2011, we had borrowed $190.6 million and $226.1 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati.   At September 30, 2012, Pinnacle Bank also has approximately $115.0 million in availability with the Federal Home Loan Bank of Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other fundings and the percentage of each type to the total at September 30, 2012 and December 31, 2011 (in thousands):

	September 30,		December 31,
	2012	Percent	2011	Percent
Core funding:
Noninterest-bearing deposit accounts	$844,480	20.3%	$717,379	17.5%
Interest-bearing demand accounts	673,083	16.2%	637,203	15.5%
Savings and money market accounts	1,606,698	38.7%	1,585,260	38.6%
Time deposit accounts less than $250,000	452,164	10.9%	501,705	12.2%
Total core funding	3,576,425	86.1%	3,441,547	83.8%
Non-core funding:
Relationship based non-core funding:
Reciprocating time deposits (1)	50,347	1.2%	108,507	2.6%
Other time deposits	92,515	2.2%	104,284	2.5%
Securities sold under agreements to repurchase	134,787	3.3%	131,591	3.2%
Total relationship based non-core funding	277,649	6.7%	344,382	8.4%
Wholesale funding:
Federal Home Loan Bank advances	190,887	4.6%	226,069	5.5%
Holding Company Loan	24,307	0.6%	-	-
Subordinated debt – Pinnacle Bank	-	0.0%	15,000	0.3%
Subordinated debt – Pinnacle Financial	82,476	2.0%	82,476	2.0%
Total wholesale funding	297,670	7.2%	323,545	7.8%
Total non-core funding	575,319	13.9%	667,927	16.2%
Totals	$4,151,744	100.0%	$4,109,474	100.0%

(1)
The reciprocating time deposit category consists of deposits we receive from the Certificate of Deposit Account Registry Services network (CDARS) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At September 30, 2012 and December 31, 2011, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 83.8% at December 31, 2011 to 86.1% at September 30, 2012.  Continuing to grow our core deposit base is a key strategic objective of our firm.

The amount of time deposits as of September 30, 2012 amounted to $595.0 million.  The following table shows our time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than nine months, (3) over nine but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$121,783	0.53%
Over three but less than six months	120,611	0.88%
Over six but less than twelve months	132,486	0.74%
Over twelve months	127,631	1.18%
	$502,511	0.83%
Denomination $250,000 and greater
Three months or less	$24,637	0.94%
Over three but less than six months	19,568	0.76%
Over six but less than twelve months	29,528	0.75%
Over twelve months	18,782	1.58%
	$92,515	0.97%
Totals	$595,026	0.86%

Subordinated debt and other borrowings.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At September 30, 2012, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at September 30, 2012
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.19%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.76%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.01%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.24%

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

The Trust Preferred Securities may be redeemed prior to maturity at our option.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

On August 5, 2008, Pinnacle Bank entered into a $15 million subordinated term loan with a bank.  During the third quarter of 2012, Pinnacle Bank repaid this subordinated term loan.

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million.  Pinnacle Financial’s borrowings under the Loan Agreement bear interest at rates that, at Pinnacle Financial’s option, can be either:

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

The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, sales of assets and dividends. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial’s bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial’s, and in some cases, Pinnacle Bank’s, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also includes a fixed charge coverage ratio requiring the sum of Pinnacle Financial’s net income plus the amount of any goodwill amortization expense and contractually due interest divided by the sum of Pinnacle Financial’s contractually due interest and principal amounts (assuming annual principal amortization of $2.5 million under the Loan Agreement), to be not less than 125% on an annualized single quarter basis through September 30, 2012 and on a rolling four quarter basis starting December 31, 2012.

The Loan Agreement also contains other customary affirmative and negative covenants, representations, warranties and events of default, which include but are not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and the institution of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle Bank. If an event of default occurs and is continuing, Pinnacle Financial may be required immediately to repay all amounts outstanding under the Loan Agreement.

Debt issuance costs associated with the Loan Agreement of approximately $218,000 consisting primarily of professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over three years.

Capital Resources.  At September 30, 2012 and December 31, 2011, our stockholders’ equity amounted to $672.8 million and $710.1 million, respectively, a decrease of approximately $37.3 million.  During the second quarter of 2012, Pinnacle Financial redeemed the remaining 71,250 of the preferred shares originally issued to the Treasury under the CPP in a transaction totaling approximately $71.6 million. Offsetting this decrease in stockholders’ equity is our comprehensive net income in the nine months ended September 30, 2012 of $32.3 million. Also, during the third quarter of 2012, Pinnacle Financial repurchased for $755,000 common stock warrants issued to the US Treasury in connection with our participation in the Troubled Assets Repurchase Program.  The warrants were initially valued at $3.3 million, therefore, our additional paid in capital increased $2.5 million due to the difference between the initial valuation and the repurchase amount.

Dividends.  Under Tennessee banking law, Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial which are similar to those applicable to national banks.  Prior to the repurchase of the preferred stock, Pinnacle Financial was subject to limits on payment of dividends to its shareholders by its participation in the CPP.  Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a year in excess of the total of Pinnacle Bank’s net profits for that year plus the retained profits for the preceding two years.  As of September 30, 2012, Pinnacle Bank could pay approximately $26.2 million of dividends to Pinnacle Financial without prior TDFI approval. In May 2010, Pinnacle Financial informally agreed to obtain prior approval of the Federal Reserve Bank of Atlanta before making stock dividends or repurchases and trust preferred distributions or causing Pinnacle Bank to pay dividends. In April 2012, this informal agreement was terminated. Pinnacle Financial has not paid any cash dividends on its common stock since inception, and it does not currently anticipate that it will consider paying such dividends in the foreseeable future.  Future dividend policy will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors.

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

At September 30, 2012, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 bps increment level is primarily attributable to the fact that our loan floors will prevent the rise in yields on our loan portfolio from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 200 to 250 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level.  Absent any other asset liability strategies an interest rate increase of a 200 to 250 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  We also enter into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2012 and 2011, we had not entered into any derivative contracts designated as hedging instruments to assist managing our interest rate sensitivity.

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

In addition, Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB).  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $261,000 and $406,000 at September 30, 2012 and December 31, 2011, respectively.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At September 30, 2012, Pinnacle Bank had received advances from the FHLB totaling $190.6 million at the following rates and maturities (in thousands):

	Amount	Interest Rates(1)
2012	$80,000	0.21%
2013	-	-
2014	75,000	2.01%
2015	-	-
Thereafter	35,626	2.15%
Total	$190,626
Weighted average interest rate		1.28%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of September 30, 2012.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at September 30, 2012, or during the quarter then ended under such agreements.  Pinnacle Bank also has approximately $1.0 billion in available Federal Reserve discount window lines of credit.

At September 30, 2012 and December 31, 2011, excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will represent an insignificant percentage of our total funding in 2012 as we seek to maintain a higher level of core deposits.

At September 30, 2012, we had no significant commitments for capital expenditures although we expect we will construct a branch facility in the Knoxville MSA in 2013.  Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At September 30, 2012, we had outstanding standby letters of credit of $72.6 million and unfunded loan commitments outstanding of $965.3 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Impact of Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with U.S. GAAP and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. Except as described below, there are no material pending legal proceedings to which Pinnacle Financial is a party or of which any of their property is the subject.

During the fourth quarter of 2011, a customer of Pinnacle Bank’s filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank’s customers within the State of Tennessee alleging that Pinnacle Bank’s method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment of unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees. Pinnacle Financial and Pinnacle Bank are vigorously contesting this matter. On January 17, 2012, Pinnacle Financial and Pinnacle Bank filed a motion to dismiss the complaint. The motion to dismiss was denied on April 13, 2012, and Pinnacle Financial and Pinnacle Bank filed an answer on May 30, 2012.  Based on our current knowledge, Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial’s consolidated financial condition, operating results or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July1, 2012 to July 31, 2012	-	$-	-	-
August 1, 2012 to August 31, 2012	1,748	19.35	-	-
September 1, 2012 to September 30, 2012	-	-	-	-
Total	1,748	$19.35	-	-

(1)
During the quarter ended September 30, 2012, 8,050 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 1,748 shares to satisfy tax withholding requirements for these associates.

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

PINNACLE FINANCIAL PARTNERS, INC.

October 25, 2012	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

October 25, 2012	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer