Form 10-K
period 2012-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2013-02-22
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Large Accelerated Filer ☐  Accelerated Filer ☒ Non-accelerated Filer ☐  (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter:  $676,527,063 as of June 30, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 34,758,813 shares of common stock as of February 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held April 16, 2013, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” ”should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant loan losses and provisions for those losses; (ii) continuation of the historically low, short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA (the “Nashville MSA”) and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the ability to attract additional financial advisors or to attract customers from other financial institutions and conversely, the inability to realize the economic benefits of newly hired financial advisors; (xiv) the ability to retain large, uninsured deposits with the expiration of the FDIC’s transaction account guarantee program; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements; and, (xvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” below.  Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the firm,” “Pinnacle Financial Partners,” “Pinnacle” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as “our bank subsidiary” or “our bank” and its other subsidiaries.  References herein to the fiscal years 2008, 2009, 2010, 2011 and 2012 mean our fiscal years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

ITEM 1.	BUSINESS

OVERVIEW

Pinnacle Financial Partners is the second-largest bank holding company headquartered in Tennessee, with $5.04 billion in assets as of December 31, 2012.  Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle Bank and owns 100% of the capital stock of Pinnacle Bank.  The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown to 32 offices, including 29 in eight Middle Tennessee counties.  The firm also has three offices in Knoxville, Tennessee, the state’s third-largest banking market. Prior to September 4, 2012, when it converted from a national bank to a state bank, Pinnacle Bank was named Pinnacle National Bank.

The firm operates as a community bank primarily in the urban markets of Nashville and Knoxville, Tennessee.  As an urban community bank, Pinnacle Financial provides the personalized service most often associated with small community banks, while seeking to offer the sophisticated products and services, such as investments and treasury management, more typically offered by large regional and national banks.   This approach has enabled Pinnacle Financial to attract clients from the regional and national banks in the Nashville and Knoxville MSAs.  As a result, Pinnacle has grown to the fourth largest market share in the Nashville MSA and to the sixth largest market share in the Knoxville MSA, based on 2012 FDIC Summary of Deposits data—adjusted for bank mergers.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities.  We compete for these loans with competitors who are also well established in the Nashville and Knoxville MSAs.

Pinnacle Bank’s loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, officers with higher lending authority determine whether to approve any new loan requests or renewals of existing loans.  Loans to insiders require approval of the board, and, certain extensions of credit, including loans above certain amounts and certain adversely classified loans, require approval of a committee of the board.

Pinnacle Bank’s lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to Pinnacle Bank. In general, however, at December 31, 2012, we were able to loan any one borrower a maximum amount equal to approximately $81.8 million plus an additional $136.4 million, or a total of approximately $218.2 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank’s capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, or for other reasons. Pinnacle Bank’s internal loan limit of $30 million is less than the prescribed legal lending limit, and Pinnacle Bank currently has no relationships in excess of $30.0 million.

The principal economic risk associated with each category of loans that Pinnacle Bank expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s assets, clients, suppliers and employees.  Many of Pinnacle Bank’s commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers.  During periods of economic weakness these businesses may be more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.  For example, as a result of our acquisitions of Cavalry Bancorp in Murfreesboro, TN in 2006 and Mid-America Bancshares in Nashville, TN in 2007, our portfolio included residential construction and land acquisition and development loans, which negatively affected our financial performance since fiscal 2009.

Pinnacle Bank’s commercial clients borrow for a variety of purposes. The terms of these loans (which include equipment loans and working capital loans) will vary by purpose and by type of any underlying collateral. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle Bank also makes a variety of commercial real estate loans, including both investment properties and business loans secured by real estate.  We have been limiting our exposure in the land acquisition and development component of our portfolio and since December 31, 2008 we have reduced the amount of these loans from $393.9 million to $152.6 million, a decrease of $241.3 million.

Pinnacle Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit.   In 2012, Pinnacle Bank also began offering auto dealer finance services to expand our product offering to certain automobile dealers and their customers. Additionally, in 2012, we also began offering Pinnacle-branded consumer credit cards to select clients of our firm. Prior to 2012, we issued credit cards to our customers on behalf of a third party.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle Bank has employed a marketing plan in its overall service area primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are individuals and businesses located in the Nashville and Knoxville MSAs. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its officers and directors, although its use of media advertising has increased since 2010 because of its advertising and banking sponsorship with the Tennessee Titans NFL football team.   In 2009, we began to reduce our reliance on non-core deposits including brokered certificates of deposits and public funds.

Pinnacle Bank also offers its targeted commercial clients a comprehensive array of treasury management services as well as remote deposit services, which allow electronic deposits to be made from the client’s place of business.

Investment, Trust and Insurance Services

Pinnacle Bank contracts with Raymond James Financial Services, Inc. (RJFS), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle Bank’s locations through Pinnacle Bank employees that are also RJFS employees. RJFS is a subsidiary of Raymond James Financial, Inc.

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle Bank’s clients in achieving their financial objectives consistent with their risk tolerances. Pinnacle Bank’s suite of investment products include:

● Mutual Funds;	● Fixed Annuities;
● Variable Annuities;	● Stocks;
● Money Market Instruments;	● Financial Planning;
● U.S. Treasury Securities;	● Asset Management Accounts; and
● Bonds;	● Listed Options.

All of the financial products listed above are offered by RJFS from Pinnacle Bank’s main office and its other offices. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle Bank’s general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs.  Pursuant to its contract with us, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank.  Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that Pinnacle Bank personnel deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs.

Pinnacle Bank also maintains a trust department which provides fiduciary and investment management services for individual and commercial clients.  Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody.  Pinnacle Advisory Services, Inc., a registered investment advisor, provides investment advisory services to its clients.  Additionally, Miller Loughry Beach Insurance Services, Inc., an insurance agency subsidiary of Pinnacle Bank, provides insurance products, particularly in the property and casualty area, to its clients.

Other Banking Services

Given client demand for increased convenience in accessing banking and investment services, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24 hour telephone and Internet banking, debit and credit cards, direct deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle Bank, in contrast to many of its regional competitors, reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network, providing greater convenience as compared to these competitors. Pinnacle Bank does not charge an annual or monthly fee for use of this ATM network.

Competitive Conditions

The Nashville MSA banking market is very competitive, with 66 financial institutions with over $38.8 billion in deposits in the market as of June 30, 2012, up from approximately $37.9 billion at June 30, 2011 according to FDIC data.  As of June 30, 2000, approximately 65.3% of this deposit base was controlled by three large, multi-state banks headquartered outside of Nashville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), and SunTrust (headquartered in Atlanta, Georgia).  According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), Bank of America, and SunTrust (including the acquired National Bank of Commerce) declined from approximately 65.3% to 47.5% between June 30, 2000 and June 30, 2012.  Pinnacle, on the other hand, after twelve years of operations, holds the No. 4 market share position in the Nashville MSA at June 30, 2012 with 8.4% of the market, immediately behind the top three out-of-state banks.

The Knoxville MSA banking market is also very competitive, with 44 financial institutions with over $13.8 billion in deposits in the market as of June 30, 2012.  According to FDIC data, bank and thrift deposits in the Knoxville MSA grew from approximately $13.7 billion at June 30, 2011 to $13.8 billion at June 30, 2012.  As of June 30, 2007, approximately 56.7% of this deposit base was controlled by three large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon, SunTrust, and Regions Financial.  According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of First Horizon, SunTrust, and Regions Financial declined from 56.7% to 50.2% between June 30, 2007 and June 30, 2012. A significant portion of the decline in market share for the top three competitors has occurred since Pinnacle Financial established a presence in the Knoxville MSA in 2007.  At June 30, 2012, Pinnacle Financial had approximately 3.0% of the market share in the Knoxville MSA.

We believe that the most important criteria to our bank’s targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, we believe that many of our bank’s targeted clients would prefer to deal with a locally-owned institution headquartered in Tennessee, like Pinnacle Bank, as opposed to a large, multi-state bank, where many important decisions regarding a client’s financial affairs are made elsewhere.

Employees

As of February 15, 2013, we employed 726.5 full-time equivalent associates.  We believe these associates are Pinnacle’s most important asset. We consider our relationship with our associates to be excellent.  This is supported by the fact that for the tenth consecutive year, Pinnacle was named by the Nashville Business Journal as the “Best Place to Work in Nashville” among Middle Tennessee’s “giant” companies with more than 500 employees.  The selection is based on an anonymously conducted survey of associates.  Additionally, a consulting firm, Great Place to Work, recognized Pinnacle as the No. 4 medium-sized workplace in the country on its Best Small & Medium Workplaces list published in FORTUNE magazine.

OTHER INFORMATION

Investment Securities

In addition to loans, Pinnacle Bank has investments primarily in United States agency securities, mortgage-backed securities, state and municipal securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The executive committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle Bank’s asset liability management policy as set by the board of directors.

Asset and Liability Management

Our Asset Liability Management Committee (ALCO), composed of senior managers of Pinnacle Bank, manages Pinnacle Bank’s assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle Bank’s board of directors has adopted.  ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities.  The executive committee of the board of directors oversees the ALCO function on an ongoing basis.

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

We have also posted our Corporate Governance Guidelines, Luxury Expenditure Policy, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.pnfp.com.  Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201.

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial’s and Pinnacle Bank’s operations.  These laws and regulations are generally intended to protect depositors and borrowers, not stockholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 and 2012 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2013. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like Pinnacle Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact Pinnacle Financial either because of exemptions for institutions below a certain asset size or because of the nature of  Pinnacle Financial’s operations. Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact Pinnacle Bank and Pinnacle Financial include:

•
Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•
Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing that unlimited federal deposit insurance for non-interest-bearing demand transaction accounts at all insured depository institutions would continue until December 31, 2012 and then terminate thereafter.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restricting the scope of the preemption of state law by the National Bank Act and disallowing national bank subsidiaries from availing themselves of such preemption.

•	Limiting the debit interchange fees that certain financial institutions are permitted to charge.

•
Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•
Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies, although Pinnacle Financial’s currently outstanding trust preferred securities (but not new issuances) would continue to qualify as Tier 1 capital unless otherwise restricted by federal regulators.

•
Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

•	Implementing certain corporate governance revisions that apply to all public companies.

Pinnacle Financial

Pinnacle Financial is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, it is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned; the effectiveness of the company in combating money laundering; the convenience and needs of the communities to be served; and the extent to which the proposal would result in greater or more concentrated risk to the United States banking or financial system.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Pinnacle Financial’s common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if Pinnacle Financial qualifies and elect to become a financial holding company, which is described below, Pinnacle Financial may engage in activities that are:

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

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company Act and the Gramm-Leach-Bliley Act, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.  Pinnacle Financial has not elected to become a financial holding company as of the date of this report.

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Acquiring or servicing loans;

•	Leasing personal property;

•	Conducting discount securities brokerage activities;

•	Performing selected data processing services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Underwriting certain insurance risks of the holding company and its subsidiaries.

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, Pinnacle Financial is required to act as a source of financial strength for its bank subsidiary, Pinnacle Bank, and to commit resources to support Pinnacle Bank. This support can be required at times when it would not be in the best interest of Pinnacle Financial’s stockholders or creditors to provide it. In the unlikely event of Pinnacle Financial’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Pinnacle Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) became law. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (ARRA), more commonly known as the economic stimulus or economic recovery package. ARRA, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  Under the Troubled Asset Relief Program (TARP) authorized by EESA, the U.S. Treasury established a capital purchase program (CPP) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On December 12, 2008, Pinnacle Financial sold 95,000 shares of Series A preferred stock and warrants to acquire 534,910 shares of common stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $95 million. Under ARRA, Pinnacle Financial was permitted to redeem the preferred shares it sold to the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with Pinnacle Financial’s and Pinnacle Bank’s appropriate regulatory agency.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million.  As a result, and pursuant to the terms of the warrants issued to the U.S. Treasury in connection with Pinnacle Financial’s participation in the CPP, the number of shares issuable upon exercise of the warrants issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.

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

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank.  Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee. As a result, it is subject to the supervision, examination and reporting requirements and the regulations of the Federal Deposit Insurance Corporation (FDIC) and Tennessee Department of Financial Institutions (TDFI). The TDFI has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness.  Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. While the TDFI has authority to approve branch applications, state banks are required by the State of Tennessee to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, Pinnacle Bank and any other national or state-chartered bank generally may branch across state lines to the same extent as banks chartered in the state of the branch.

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC subject to applicable limitations. To offset the cost of this issuance,  the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts.

The FDIC may terminate its insurance of an institution’s deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy

Both Pinnacle Financial and Pinnacle Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in our case, and the FDIC, in the case of Pinnacle Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Pinnacle Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Tennessee state banks are required to have the capital structure that the TDFI deems adequate, and the Commissioner of the TDFI may require a state bank to increase its capital structure to the point deemed adequate by the Commissioner before granting approval of a branch application or charter amendment.

Under Federal Reserve guidelines, the minimum ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. The trust preferred securities previously issued by Pinnacle Financial qualifies as Tier 1 capital, and as described below will continue to qualify as Tier 1 capital under the Dodd-Frank Act as long as Pinnacle Financial has less than $15 billion in total assets. Under Federal Reserve guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  For a holding company to be considered “well-capitalized,” it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level.

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

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. On June 6, 2012, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel III Committee and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a minimum tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. In addition, the proposed rules would phase out trust preferred securities as tier 1 capital over a period of years. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements would be a tier 1 leverage ratio of 4%, a tier 1 common risk-based equity capital ratio of 7%, a tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in December 2012 that, due to the substantial volume of public comments received, the final rule would not be in effect on January 1, 2013 and the agencies have not yet announced a new effective date for the rules.  Accordingly, it is difficult at this time to predict when or how any new standards will ultimately be applied to Pinnacle Financial or Pinnacle Bank.

The Federal Reserve has recently adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain information and results including pro forma changes in regulatory capital ratios.  The board of directors and senior management is required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management’s policies.  The FDIC has adopted all guidelines applicable to state nonmember banks in each case.

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

Under FDIC regulations, a state nonmember bank is “well capitalized” if it has a leverage capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 6% or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank is considered “adequately capitalized” if it has a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be ‘well capitalized” in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.  As of December 31, 2012, Pinnacle Bank would be considered “well-capitalized”.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Pinnacle Financial’s trust preferred securities will continue to qualify as Tier 1 capital so long as its total assets are less than $15 billion and the treatment is not modified by the regulations that are promulgated to implement the Basel III capital requirements.

At December 31, 2012, Pinnacle Bank’s Tier 1 risk-based capital ratio was 11.6%, its total risk-based capital ratio was 12.9% and its leverage ratio was 10.5%, compared to 12.5%, 14.0 % and 10.3% at December 31, 2011, respectively.  More information concerning Pinnacle Financial’s, and Pinnacle Bank’s, regulatory ratios at December 31, 2012 is included in Note 21 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. Since inception, Pinnacle Financial has not paid dividends to its common stockholders. Over time, the principal source of its cash flow, including cash flow to pay dividends to its holders of trust preferred securities, and any potential dividends it may ultimately pay to common stock stockholders, will be dividends that Pinnacle Bank pays to Pinnacle Financial as its sole stockholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial’s board of directors must consider its and Pinnacle Bank’s current and prospective capital, liquidity, and other needs.

In addition to state law limitations on Pinnacle Financial’s ability to pay dividends, the Federal Reserve may impose limitations on Pinnacle Financial’s ability to pay dividends. Generally, the Federal Reserve indicates that holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

Statutory and regulatory limitations also apply to Pinnacle Bank’s payment of dividends to Pinnacle Financial.  Pinnacle Bank is required by Tennessee law to obtain the prior approval of the commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank’s net income for that year, plus (2) Pinnacle Bank’s retained net income for the preceding two years.  As of December 31, 2012, Pinnacle Bank could pay dividends to us of $39.1 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Pinnacle Financial currently has available cash balances which amounted to approximately $13.7 million at December 31, 2012.

The payment of dividends by Pinnacle Bank and Pinnacle Financial may also be affected by other factors, such as the requirement to maintain adequate capital above statutorily mandated guidelines, or more restrictive requirements imposed on Pinnacle Bank or Pinnacle Financial by their regulators. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured depository institutions should generally only pay dividends out of current operating earnings. See “Capital Adequacy” above.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Pinnacle Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Pinnacle Financial and Pinnacle Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Pinnacle Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment

The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle Bank received a “satisfactory” CRA rating from its primary federal regulator on its most recent regulatory examination.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. Pinnacle Bank has established a privacy policy to ensure compliance with federal requirements.

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by Pinnacle Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. Pinnacle Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

Pinnacle Bank’s deposit operations are subject to the:

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

In addition, the USA PATRIOT Act authorizes the Secretary of the U.S. Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Pinnacle Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions.  The ultimate impact of the Dodd-Frank Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of the Dodd-Frank Act and the significant amount of regulations that have been issued over the last three years and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions remains unpredictable at this time.

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

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be materially and negatively impacted.  These matters could cause the trading price of our common stock to decline in future periods.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges resulted primarily from provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience a slower growth economic environment in 2013. Accordingly, we expect that our results of operations could continue to be negatively impacted by economic conditions, including reduced loan demand, in 2013. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Although we have made meaningful progress over the last three years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle Bank’s portfolio was approximately 8.5% of total loans at December 31, 2012. These loans make up approximately 19.8% of our non-performing loans at December 31, 2012. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. Weakness in residential real estate market prices as well as demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

At December 31, 2012, we had significant credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2013 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2012, our commercial and industrial loans accounted for almost 39.0% of our total loans, up from 31.5% at December 31, 2010. Additionally, approximately, 16.0% of our loans at December 31, 2012 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2013. During periods of slow economic growth like those we are currently experiencing, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Nashville and Knoxville MSAs, although improved, remained sluggish during 2012, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2013 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

If our allowance for loan losses is not sufficient to cover losses inherent in our portfolio, our earnings will decrease.

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

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments and seasonality.

Our ability to continue to improve our operating results is dependent upon, among other things, aggressively growing our loan portfolio. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for borrowers whose businesses have been less negatively impacted by the challenging economic conditions of the last four years.  We compete with both large regional and super-regional financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer.  This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to our Company that we are not willing to accept.  Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

We have increased levels of other real estate owned, primarily as a result of foreclosures, and we anticipate elevated levels of foreclosed real estate expense.

As we have acted to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. Should levels of other real estate owned increase or should local real estate values decline, these charges will continue to negatively impact our results of operations.

The effectiveness of our asset resolution activities are critical to our ability to improve, resolve or liquidate nonperforming loans and other real estate owned and thereby reduce loan losses and other real estate expense.

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

Currently proposed changes to capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Pinnacle Financial and Pinnacle Bank.  The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Pinnacle Financial. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules that seek to implement the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios, which were initially expected to be phased in during 2013 and 2014.  These rules if implemented would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Pinnacle Financial and Pinnacle Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. As currently proposed, the capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Pinnacle Financial or Pinnacle Bank as the federal regulatory agencies that have proposed the rules have announced that they are indefinitely delaying the implementation of the rules.

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those proposed to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

The December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could negatively impact Pinnacle Bank’s liquidity and cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC even if their balances were over and above the customary $250,000 limit. This program expired on December 31, 2012, and deposits held in such non-interest bearing accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category. We currently have a significant amount of our deposits that exceed the customary $250,000 limit. Although we have not experienced a large number of withdrawals with respect to these deposits, a withdrawal of these deposits could negatively impact Pinnacle Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact Pinnacle Bank’s cost of funds by potentially reducing its levels of core deposits and increasing its need to rely on more expensive funding sources.

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

In the course of business, Pinnacle Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or Pinnacle Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. Although several regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

We may not be able to continue to expand into the Knoxville MSA in the time frame and at the levels that we currently expect.

In order to continue our expansion into the Knoxville MSA, we will be required to hire additional associates and expand our branch network. We cannot assure you that we will be able to hire the number of experienced associates that we need to successfully execute our strategy in the Knoxville MSA, nor can we assure you that the associates we hire will be able to successfully execute our growth strategy in that market. Additionally, we generally are required to notify the TDFI and publish notice in the newspaper (and the TDFI must not object within 15 days of the public notice) prior to the opening of any new branch facility.  Because we seek to hire experienced associates, the compensation cost associated with these individuals may be higher than that of other financial institutions of similar size in the market. If we are unable to grow our loan portfolio at planned rates or slow our growth in the Knoxville MSA, the increased compensation expense of these experienced associates may negatively impact our results of operations. Because there will be a period of time before we are able to fully deploy our resources in the Knoxville MSA, our start up costs, including the cost of our associates and our branch expansion, will negatively impact our results of operations.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

We, and Pinnacle Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of strength to Pinnacle Bank. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to us unless the amount of such dividends does not exceed its retained net income for that calendar year plus net income for the preceding two years. Failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.

Certain of our deposits and other funding sources may be volatile and impact our liquidity.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of Pinnacle Bank. The availability of these noncore funding sources is subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent core deposits exceed the amount of deposit insurance coverage available.

 We impose certain internal limits as to the absolute level of noncore funding we will incur at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.

If the federal funds and interbank funding rates remain at current extremely low levels, our net interest margin, and consequently our net earnings, may be negatively impacted.

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2013 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio.  As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2013 and beyond.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2012, our goodwill and other identifiable intangible assets totaled approximately $249.1 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

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

We are from time to time subject to certain litigation in the ordinary course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. However, we have seen both the number of cases and our expenses related to those cases increase. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders.

In order to maintain our or Pinnacle Bank’s capital at desired or regulatory-required levels or to replace existing capital such as our preferred stock, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute stockholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions, which would also dilute stockholder ownership.

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

Holders of Pinnacle Financial’s indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s stockholders.

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2012, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial’s shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million (the Loan Agreement). Borrowings under the Loan Agreement, combined with available cash, were used for the redemption, on June 20, 2012, of the remaining 71,250 shares of preferred stock owned by the U.S. Treasury that had been issued under the CPP. Pinnacle Financial is required to make quarterly principal payments of $625,000 which began on September 30, 2012, until the loan matures on June 15, 2017.  The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, sales of assets and dividends. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial’s bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial’s, and in some cases, Pinnacle Bank’s, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also contains other customary affirmative and negative covenants, representations, warranties and events of default, which include but are not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and the institution of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle Bank. If an event of default occurs and is continuing, Pinnacle Financial may be required immediately to repay all amounts outstanding under the Loan Agreement. Furthermore, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of this borrowing must be satisfied before any distributions can be made on Pinnacle Financial’s common stock.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. It is possible that our FDIC assessments may increase in the future. Any future assessment increases could negatively impact our results of operations. Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered in Congress.  We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

During the fourth quarter of 2011, a customer of Pinnacle Bank’s filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank’s customers within the State of Tennessee alleging that Pinnacle Bank’s method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees. Pinnacle Financial and Pinnacle Bank are vigorously contesting this matter. On January 17, 2012, Pinnacle Financial and Pinnacle Bank filed a motion to dismiss the complaint. The motion to dismiss was granted without prejudice as to Pinnacle Financial and denied as to Pinnacle Bank on April 13, 2012, and Pinnacle Bank filed an answer on May 30, 2012.  Based on our current knowledge, Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial’s consolidated financial condition, operating results or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “PNFP” and has traded on that market since July 3, 2006. The following table shows the high and low closing sales price information for Pinnacle Financial’s common stock for each quarter in 2012 and 2011 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2012:
First quarter	$18.44	$15.25
Second quarter	19.51	16.64
Third quarter	20.38	18.88
Fourth quarter	20.45	18.09
2011:
First quarter	$16.60	$13.55
Second quarter	16.82	14.15
Third quarter	16.21	10.52
Fourth quarter	16.65	10.28

As of February 18, 2013, Pinnacle Financial had approximately 3,310 stockholders of record.

Pinnacle Financial has not paid any cash dividends on our common stock since inception, however, its growth plans may provide the opportunity for it to consider a sustainable dividend program at some point in the future.  See ITEM 1. “Business – Supervision and Regulation – Payment of Dividends” and ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on dividend restrictions applicable to Pinnacle Financial and Pinnacle Bank.

Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2012 as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	435		$19.72	-	-
November 1, 2012 to November 30, 2012	1,211		18.36	-	-
December 1, 2012 to December 31, 2012	14,156	(1)	18.72	-	-
Total	15,802		$18.72	-	-

(1)
On December 31, 2012, we issued 57,508 shares of our common stock to certain of our executive officers in settlement of salary stock units that had been issued to these individuals throughout 2012.  We withheld 13,375 of these shares to satisfy tax withholding requirements related to this issuance.

ITEM 6.	SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
	($ in 000s except per share data)
Statement of Financial Condition Data (as of December 31):
Total assets	$5,040,549	$4,863,951	$4,909,004	$5,128,811	$4,754,075
Loans, net of unearned income	3,712,162	3,291,351	3,212,440	3,563,382	3,354,907
Allowance for loan losses	69,417	73,975	82,575	91,959	36,484
Total securities	707,153	897,292	1,018,637	937,555	849,781
Goodwill, core deposit and other intangible assets	249,144	251,919	254,795	257,793	261,032
Deposits and securities sold under agreements to repurchase	4,129,855	3,785,931	3,979,352	4,099,064	3,717,544
Advances from FHLB	75,850	226,069	121,393	212,655	273,609
Subordinated debt and other borrowings	106,158	97,476	97,476	97,476	97,476
Stockholders’ equity	679,071	710,145	677,457	701,020	627,298

Statement of Operations Data:
Interest income	$185,422	$188,346	$203,348	$205,716	$206,082
Interest expense	22,558	36,882	58,975	74,925	91,867
Net interest income	162,864	151,464	144,373	130,791	114,215
Provision for loan losses	5,569	21,798	53,695	116,758	11,214
Net interest income after provision for loan losses	157,296	129,666	90,678	14,033	103,001
Noninterest income	43,397	37,940	36,315	39,651	34,718
Noninterest expense	138,165	139,107	146,883	118,577	94,478
Income (loss) before income taxes	62,527	28,499	(19,890)	(64,893)	43,241
Income tax expense(benefit)	20,643	(15,238)	4,410	(29,393)	12,367
Net income (loss)	41,884	43,737	(24,300)	(35,500)	30,874
Preferred dividends and accretion on common stock warrants	3,814	6,665	6,142	5,930	309
Net income (loss) available to common stockholders	$38,070	$37,072	$(30,442)	$(41,430)	$30,565

Per Share Data:
Earnings (loss) per share available to common stockholders – basic	$1.12	$1.11	$(0.93)	$(1.46)	$1.34
Weighted average common shares outstanding – basic	33,899,667	33,420,015	32,789,871	28,395,618	22,793,699
Earnings (loss) per common share available to common stockholders – diluted	$1.10	$1.09	$(0.93)	$(1.46)	$1.27
Weighted average common shares outstanding – diluted	34,487,808	34,060,228	32,789,871	28,395,618	24,053,972
Book value per common share	$19.57	$18.56	$17.22	$18.41	$22.40
Common shares outstanding at end of period	34,696,597	34,354,960	33,870,380	33,029,719	23,762,124

Performance Ratios and Other Data:
Return on average assets	0.78%	0.77%	(0.61%)	(0.82%)	0.74%
Return on average stockholders’ equity	5.46%	5.27%	(4.37%)	(6.10%)	6.13%
Net interest margin (1)	3.77%	3.55%	3.25%	2.93%	3.17%
Net interest spread (2)	3.61%	3.33%	2.99%	2.64%	2.78%
Noninterest income to average assets	0.89%	0.78%	0.72%	0.79%	0.84%
Noninterest expense to average assets	2.83%	2.88%	2.93%	2.34%	2.30%
Efficiency ratio (3)	66.99%	73.45%	81.29%	69.57%	63.43%
Average loan to average deposit ratio	92.78%	86.76%	87.64%	94.51%	97.70%
Average interest-earning assets to average interest-bearing liabilities	131.44%	125.84%	120.27%	117.52%	115.27%
Average equity to average total assets ratio	14.30%	14.55%	13.90%	13.55%	12.15%

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	304.2%	154.6%	102.1%	73.7%	335.95%
Allowance for loan losses to total loans	1.87%	2.25%	2.57%	2.58%	1.09%
Nonperforming assets to total assets	0.82%	1.80%	2.86%	3.01%	0.61%
Nonperforming assets to total loans and other real estate	1.11%	2.66%	4.29%	4.29%	0.86%
Net loan charge-offs to average loans	0.29%	0.94%	1.96%	1.71%	0.11%

Capital Ratios (Pinnacle Financial):
Leverage (4)	10.6%	11.4%	10.7%	10.7%	10.5%
Tier 1 risk-based capital	11.8%	13.8%	13.8%	13.1%	12.1%
Total risk-based capital	13.0%	15.3%	15.4%	14.8%	13.5%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Net interest spread is the result of the difference between the interest earned on interest earning assets less the interest paid on interest bearing liabilities.
(3)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2012 and 2011 and our results of operations for each of the years in the three-year period ended December 31, 2012.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  During 2012, our focus was to improve our asset quality and grow the core earnings capacity of the firm.  Our fully diluted net income per common share available to common stockholders for the year ended December 31, 2012 was $1.10 compared to fully diluted net income (loss) per common share available to common stockholders of $1.09 and ($0.93) for the years ended December 31, 2011 and 2010, respectively.  Results for the year ended December 31, 2011, included a $22.5 million benefit associated with the reversal of the deferred tax valuation allowance which was established during the fiscal year ended December 31, 2010.

Results of operations.  Our net interest income increased to $162.9 million for 2012 compared to $151.5 million for 2011 and $144.4 million for 2010.   The net interest margin (the ratio of net interest income to average earning assets) for 2012 was 3.77% compared to 3.55% for 2011 and 3.25% for 2010.  Our net interest margin was impacted favorably in all three years by an increased effort to reduce our cost of funds and our decreased dependency on higher priced noncore funding.

Our provision for loan losses was $5.6 million for 2012 compared to $21.8 million in 2011 and $53.7 million in 2010.  Our net charge-offs were $10.1 million during 2012 compared to $30.4 million in 2011 and $63.1 million in 2010.  During 2012, we decreased our allowance for loan losses as a percentage of loans from 2.25% at December 31, 2011 to 1.87% at December 31, 2012 primarily due to the ongoing resolution of non-performing loans, the reduction in our net charge-offs, and overall improvements in the asset quality of our loan portfolio during 2012.

Noninterest income for 2012 compared to 2011 increased by $5.5 million, or 14.4%. This growth was primarily attributable to increased production in our mortgage origination business as well as in our fee-based products such as investments, insurance and trust. Noninterest income for 2011 compared to 2010 increased by $1.6 million, or 4.5%.

Noninterest expense for 2012 compared to 2011 decreased by $942 thousand, or 6.8%, primarily due to decreased other real estate owned expenses, which decreased by $5.9 million over the 2011 levels, and lower FDIC insurance expense, which decreased by $3.5 million offset by higher salaries and employee benefits expense, which increased by $3.6 million.  Noninterest expense for 2011 compared to 2010 decreased by $7.8 million, or 5.3%, primarily due to decreased other real estate owned expenses which decreased by $11.8 million from 2010, and lower FDIC insurance expense, which decreased by $2.8 million from 2010, offset by higher salaries and employee benefits expense, which increased by $9.8 million primarily as a result of $9.4 million of cash incentive compensation in 2011compared to no cash incentive compensation paid in 2010. The number of full-time equivalent employees decreased from 769 at December 31, 2010 to 747 at December 31, 2011.  There were 730.5 full-time equivalent employees at December 31, 2012.

Income tax expense for 2012 was $20.6 million compared to an income tax benefit of $15.2 million in 2011 and income tax expense of $4.4 million in 2010.  The effective income tax expense rate for the year ended December 31, 2012 was approximately 33.0%, compared to an income tax benefit rate of 53.5% for the year ended December 31, 2011 and an effective income tax expense rate of 22.2% for the year ended December 31, 2010.  For the year ended December 31, 2012, our effective income tax rate differs from the statutory rates primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation expense, portions of which are non-deductible.  For the years ended December 31, 2011 and 2010, our income tax expense rate was principally impacted by the reversal of the deferred tax valuation allowance in the third quarter of 2011 which had been initially established during the second quarter of 2010.

Net income available to common stockholders for 2012 was $38.1 million compared to $37.1 million in net income in 2011 and $30.4 million in net loss available to common stockholders in 2010.  Fully-diluted net income per common share available to common stockholders was $1.10 for 2012 compared to fully-diluted net income per common share available to common stockholders of $1.09 for 2011 and fully-diluted net loss per common share available to common stockholders of $0.93 for 2010.  Included in net income available to common stockholders for the year ended December 31, 2012 was approximately $3.8 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Treasury’s CPP, as compared to $6.7 million for the year ended December 31, 2011 and $6.1 million for the year ended December 31, 2010. The charges associated with the preferred stock in fiscal 2012 and 2011 included the acceleration of the preferred stock discount associated with the early redemption of 23,750 shares of Series A preferred stock during the fourth quarter of 2011 and the remaining 71,250 shares during the second quarter of 2012.

Financial Condition.  Our loan balances increased by $420.8 million during 2012 compared to an increase of $78.9 million in 2011.  The increase in our outstanding loan balances represents a renewed focus on our organic growth model.  Loan growth in 2011 was offset by the continued resolution of non-performing loans, specifically loans within the construction and development portfolio.

Total deposits increased from $3.654 billion at December 31, 2011 to $4.015 billion at December 31, 2012.  Within our deposits, the ratio of core funding to total deposits increased from 83.8% at December 31, 2011 to 89.9% at December 31, 2012.  The increase in our core funding percentage contributed to our improved cost of funds during 2012.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract additional loans and deposits from new and existing small-and middle-market clients as the economies in our principal markets continue to strengthen.

Capital and Liquidity.  At December 31, 2012 and 2011, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements.  From time to time we may be required to support the capital needs of Pinnacle Bank. At December 31, 2012, we had approximately $13.7 million of cash at the holding company which could be used to support our bank. Although we do not anticipate our bank needing any additional capital from us currently, we believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

During the fourth quarter of 2008, we issued 95,000 shares of Series A preferred stock for $95 million to the U.S. Treasury as part of the U.S. Treasury’s TARP Capital Purchase Program (CPP). Concurrently, we issued warrants to acquire 534,910 shares of our common stock to the U.S. Treasury. The warrants had an exercise price of $26.64 each, were immediately exercisable and expired 10 years from the date of issuance. Subsequently, the number of warrants outstanding was reduced by half as a result of our 2009 public stock offering.  During the fourth quarter of 2011, we repurchased 25% of the shares of Series A preferred stock originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million. During the second quarter of 2012, we completed the redemption of the remaining 71,250 outstanding preferred shares owned by the U.S. Treasury in a transaction totaling $71.6 million.  We accelerated the accretion of the remaining preferred stock discount of approximately $1.7 million during the second quarter of 2012. Subsequent to the redemption of the preferred shares, we repurchased all of the remaining outstanding warrants held by the U.S. Treasury for $755,000 during the third quarter of 2012.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, the valuation of other real estate owned, the assessment of the valuation of deferred tax assets and the assessment of impairment of intangibles, has been critical to the determination of our financial position and results of operations.

Allowance for Loan Losses (allowance).  Our management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date.  The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process.  We undertake this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. We incorporate relevant loan review results in the loan impairment determination.

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables.  The ASC 450-20 analysis is intended to quantify the inherent risk in our performing loan portfolio.  The component of the allowance generated by ASC 310-10-35 is the result of a loan-by-loan analysis of loans that have been specifically identified as impaired.

The ASC 450-20 component of the allowance for loan losses begins with a process of estimating the probable losses based on our internal system of risk ratings and historical loss data for our risk rated portfolio.  Prior to 2010, because of our limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of our own historical migration analysis of all loans that were charged-off during the prior eight quarters.  The look-back period in our migration analysis was extended in 2011 to eleven quarters to continue to include the losses incurred in the second quarter of 2009. Subsequently, we have increased our look-back period each quarter to include the most recent quarters’ loss history for a total of 15 quarters as of December 31, 2012.  We will likely continue to increase our look-back period to eventually incorporate twenty quarters of loss history.   In this current economic environment, we believe the extension of our look-back period in our migration analysis is appropriate due to the risks inherent in our loan portfolio.  Absent the extension, the early cycle periods in which we experienced significant losses would be excluded from the determination of the allowance and its balance would decrease.   This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. The results of the migration analysis are then compared to other industry factors to determine the loss allocation rates for the risk rated loan portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted 75% - 25% respectively to determine a weighted average loss allocation rate for these portfolios.

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

The estimated loan loss allocation for all loan segments is then adjusted for management’s estimate of probable losses for a number of environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.

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

Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology is also applied to those loans identified as troubled debt restructurings.

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

Other Real Estate Owned. Other real estate owned (OREO), consists of properties obtained through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised every nine months.  At December 31, 2012, the average age of our OREO appraisals was 7.2 months. Any net gains or losses on disposal realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last few years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively determined. Primarily as a result of credit losses, we entered into a three-year cumulative pre-tax loss position as of June 30, 2010. A three-year cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome and accordingly, we established a valuation allowance against the net deferred tax asset at June 30, 2010. Subsequently, we reported several linked-quarters with increasing profitability, demonstrated an improved ability to produce reliable projections, and realized an improvement in overall asset quality and related credit metrics. Due to these factors, other positive trends, and the relatively short period of time in which we forecast we will be able to exit a three-year cumulative tax loss position and utilize our net deferred tax asset, we determined during the quarter ended September 30, 2011 that we had sufficient objective positive evidence to reverse the beginning of the year deferred tax valuation allowance at September 30, 2011.  At December 31, 2012 and 2011, we did not have a deferred tax valuation allowance.

Impairment of Intangible Assets.  Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. There are no such assets to be disposed of at December 31, 2012.

Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired.  Our annual assessment date is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform a two step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. We adopted the new guidance beginning January 1, 2012 and applied this guidance used in our annual assessment as of September 30, 2012. The results of our qualitative assessment indicated that the fair value of our reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

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

Results of Operations

The following is a summary of our results of operations for 2012, 2011 and 2010 (in thousands except per share data):

	Years ended		2012-2011	Year ended	2011-2010
	December 31,		Percent	December 31,	Percent
	2012	2011	Increase (Decrease)	2010	Increase (Decrease)

Interest income	$185,422	$188,346	(1.6%)	$203,348	(1.2%)
Interest expense	22,558	36,882	(38.8%)	58,975	(21.3%)
Net interest income	162,864	151,464	7.5%	144,373	10.4%
Provision for loan losses	5,569	21,798	(74.5%)	53,695	(54.0%
Net interest income after provision for loan losses	157,295	129,666	21.3%	90,678	546.2%
Noninterest income	43,397	37,940	14.4%	36,315	(8.4%)
Noninterest expense	138,165	139,107	(0.7%)	146,883	23.9%
Net income (loss) before income taxes	62,527	28,499	119.4%	(19,890)	(69.3%)
Income tax expense (benefit)	20,643	(15,238)	(235.5%)	4,410	(115.0%)
Net income (loss)	41,884	43,737	(4.2%)	(24,300)	(31.5%)
Preferred dividends and preferred stock discount accretion	3,814	6,665	(42.8%)	6,142	3.6%
Net income (loss) available to common stockholders	$38,070	$37,072	2.7%	$(30,442)	(26.5%)
Basic net income (loss) per common share available to common stockholders	$1.12	$1.11	0.9%	$(0.93)	(36.4%)
Diluted net income (loss) per common share available to common stockholders	$1.10	$1.09	0.9%	$(0.93)	(36.4%)

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2012, we recorded net interest income of $162,864,000, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.77%.  For the year ended December 31, 2011, we recorded net interest income of $151,464,000, which resulted in a net interest margin of 3.55%.  For the year ended December 31, 2010, we recorded net interest income of $144,373,000, which resulted in a net interest margin of 3.25%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2012 (in thousands):

	2012			2011			2010
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,438,401	$160,037	4.66%	$3,218,123	$154,750	4.82%	$3,362,024	$162,902	4.85%
Securities:
Taxable	612,677	16,931	2.76%	768,063	23,972	3.12%	780,643	30,306	3.88%
Tax-exempt (2)	182,217	6,577	4.82%	193,397	7,394	5.10%	205,029	7,917	5.09%
Federal funds sold and other	155,876	1,877	1.33%	167,932	2,232	1.43%	188,091	2,223	1.27%
Total interest-earning assets	4,389,171	185,422	4.29%	4,347,515	188,348	4.40%	4,535,787	203,348	4.55%
Nonearning assets:
Intangible assets	250,619			253,443			256,379
Other nonearning assets	233,764			232,477			221,730
	$4,873,554			$4,833,435			$5,013,896

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$677,632	$2,800	0.41%	$583,212	$3,522	0.60%	$520,351	$3,491	0.67%
Savings and money market	1,575,174	7,884	0.50%	1,597,965	13,773	0.86%	1,368,659	18,310	1.34%
Certificates of deposit	644,039	6,158	0.96%	876,864	13,293	1.52%	1,419,358	28,056	1.98%
Total deposits	2,896,845	16,842	0.58%	3,058,041	30,588	1.00%	3,308,368	49,857	1.51%
Securities sold under agreements to repurchase	134,989	455	0.34%	161,845	1,110	0.69%	222,179	1,750	0.79%
Federal Home Loan Bank advances	202,338	2,237	1.11%	137,466	2,519	1.83%	143,372	4,044	2.82%
Subordinated debt and other borrowing	105,131	3,024	2.87%	97,476	2,665	2.73%	97,476	3,324	3.41%
Total interest-bearing liabilities	3,339,303	22,558	0.68%	3,454,828	36,882	1.07%	3,771,395	58,975	1.56%
Noninterest-bearing deposits	809,268	-	-	650,602	-	-	527,673	-	-
Total deposits and interest- bearing liabilities	4,148,571	22,558	0.54%	4,105,430	36,882	0.90%	4,299,068	58,975	1.37%
Other liabilities	27,933			24,752			17,842
Stockholders' equity	697,050			703,253			696,986
	$4,873,554			$4,833,435			$5,013,896
Net interest income		$162,864			$151,464			$144,373
Net interest spread (3)			3.61%			3.33%			2.99%
Net interest margin (4)			3.77%			3.55%			3.25%

(1)	Average balances of nonperforming loans are included in average loan balances.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes   the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2012 would have been 3.74% compared to a net interest spread for the years ended December 31, 2011 and 2010 of 3.50% and 3.18%, respectively.

(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2012 and 2011, our net interest spread was 3.61% and 3.33%, respectively, while the net interest margin was 3.77% and 3.55%, respectively. The net interest spread and net interest margin were 2.99% and 3.25%, respectively, for the year ended December 31, 2010.  The improving net interest margin reflected management’s efforts to maximize earnings by focusing on deposit pricing and loan growth.  During the year ended December 31, 2012, total funding rates were less than those rates for the years ended December 31, 2011 and 2010 by 36 and 83 basis points, respectively.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our lower cost transaction account balances and concurrently reduced balances of higher cost time deposits.

Additionally, lower levels of nonperforming loans positively impacted our net interest margin during the year ended December 31, 2012 when compared to the same period in 2011.  Average nonperforming loans were $38.4 million for the year ended December 31, 2012, compared to $63.9 million for the year ended December 31, 2011.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain low for an extended period of time.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of a low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters and we anticipate that this challenging competitive environment will continue in 2013.

However, we believe our net interest income should increase in 2013 compared to 2012 primarily due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets by continuing to grow our core deposits with limited wholesale funding to achieve the funding required.

Rate and Volume Analysis. Net interest income increased by $11.4 million between the years ended December 31, 2011 and 2012 and by $7.1 million between the years ended December 31, 2010 and 2011.  The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2012 Compared to 2011			2011 Compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(5,149)	$10,437	$5,288	$(1,153)	$(7,012)	$(8,165)
Securities:
Taxable	(2,765)	(4,276)	(7,041)	(5,925)	(409)	(6,334)
Tax-exempt	(542)	(275)	(817)	27	(549)	(522)
Federal funds sold	(168)	(187)	(355)	310	(301)	9
Total interest-earning assets	(8,623)	5,698	(2,925)	(6,741)	(8,271)	(15,012)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(1,108)	386	(722)	(369)	400	31
Savings and money market	(5,753)	(136)	(5,889)	(6,513)	1,975	(4,538)
Certificates of deposit	(4,910)	(2,225)	(7,135)	(6,538)	(8,224)	(14,762)
Total deposits	(11,771)	(1,975)	(13,746)	(13,420)	(5,849)	(19,269)
Securities sold under agreements to repurchase	(566)	(89)	(655)	(217)	(423)	(640)
Federal Home Loan Bank advances	(998)	723	(275)	(1,409)	(123)	(1,532)
Subordinated debt and other borrowings	137	215	352	(664)	2	(662)
Total interest-bearing liabilities	(13,198)	(1,126)	(14,324)	(15,710)	(6,393)	(22,103)
Net interest income	$4,575	$6,824	$11,399	$8,969	$(1,878)	$7,091

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to approximately $5,569,000, $21,798,000, and $53,695,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Impacting the provision for loan losses in any accounting period are several factors including the change in outstanding loan balances, the level of charge-offs and recoveries, the changes in the amount of impaired loans, changes in the risk ratings assigned to our loans, results of regulatory examinations, credit quality comparison to peer banks, the industry at large, and, ultimately, the results of our quarterly assessment of the inherent risks of our loan portfolio including past loan loss experience.

Provision expense for the year ended December 31, 2012 has decreased as compared to 2011 and 2010, primarily due to a reduction in both net charge-offs and in the overall amount of the allowance for loan losses. Elevated net-charge offs,  particularly in our construction and development loan portfolio, and increased non-performing assets were the primary reasons for the increased provisioning expense in 2011 and 2010. For substantially all construction and development loans, our collateral is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment in full by the borrower becomes increasingly difficult. Net charge-offs for our construction and development loans amounted to 13.6%, 28.7% and 39.6% of our total net charge-offs for the years ended December 31, 2012, 2011, and 2010, respectively, while total construction and development loans comprised only 8.5%, 8.3% and 10.3% of our total loan portfolio at December 31, 2012, 2011 and 2010, respectively, reflecting a higher loss rate relative to the size of the construction and development portfolio. Positively impacting our provision for loan losses in 2012 was a $5.6 million recovery of a loan previously charged-off in 2009.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses as a percentage of loans decreased from 2.25% at December 31, 2011 to 1.87% at December 31, 2012.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2012.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between annual periods.  Service charges on deposit accounts and other noninterest income generally reflect our growth and market conditions, while investment services and fees from the origination of mortgage loans and gains on the sale of securities will often reflect market conditions and fluctuate from period to period.  The opportunities for net gains on sales of investment securities may also vary widely from year to year.

The following is our noninterest income for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Years ended		2012-2011	Year ended	2011-2010
	December 31,		Percent	December 31,	Percent
	2012	2011	Increase (Decrease)	2010	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$9,918	$9,244	7.3%	$9,592	(3.6%)
Investment services	6,985	6,246	11.8%	5,050	23.7%
Insurance sales commissions	4,461	3,999	11.6%	3,864	3.5%
Trust fees	3,195	3,000	6.5%	2,872	4.5%
Gains on mortgage loans sold, net	6,699	4,155	61.2%	4,086	1.7%
Net gains on sale of investment securities	2,151	961	123.8%	2,624	(63.4%)
Other noninterest income:
ATM and other consumer fees	6,264	6,381	(1.8%)	5,373	18.8%
Bank-owned life insurance	919	1,159	(20.7%)	913	27.1%
Other noninterest income	2,804	2,795	0.3%	1,941	44.0%
Total other noninterest income	9,987	10,335	(3.4%)	8,227	25.6%
Total noninterest income	$43,396	$37,940	14.4%	$36,315	4.5%

The increase in service charges on deposit accounts in 2012 compared to 2011 is primarily related to increased analysis fees on our commercial client accounts.  The decrease between 2011 and 2010 in consumer depository fees was due to regulatory changes required of banks and changes in client spending behavior patterns.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank.  At December 31, 2012, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.24 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.06 billion at December 31, 2011.  Insurance commissions were approximately $4.5 million during 2012 compared to $4.0 million during 2011.  Additionally, at December 31, 2012, our trust department was receiving fees on approximately $819 million in assets compared to $633 million at December 31, 2011.

Gains on mortgage loans sold consists of fees from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of our mortgage loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different interest rate or housing environments.  Over the last several quarters, the interest rates have provided home owners the opportunity to refinance their existing mortgages at very low rates. As a result, we experienced a 61.2% growth in mortgage loan origination income in 2012 compared to 2011 compared to a 1.7% increase between 2011 and 2010. The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

During the year ended December 31, 2012, we realized approximately $2.2 million in net gains from the sale of $188.6 million of securities available-for-sale. In the first quarter of 2012, twenty relatively smaller sized agency securities that had primarily been purchased over time to satisfy certain collateral requirements were sold. We sold these securities due to their relatively short terms until maturity. In the second quarter of 2012, we decided to sell four underperforming mortgage-backed securities that were determined to be other than temporarily impaired (OTTI) during the first quarter. Also in the second quarter of 2012, we sold two securities which were issued by municipalities in the state of California because management believed there to be some possibility they could be adversely affected by that state’s budgetary issues.  In the third quarter of 2012, we sold one security deemed to be OTTI due to its distinct underperformance relative to the interest rate environment. In the fourth quarter of 2012, we sold thirty bonds based on their relative underperformance compared to expectations. Also during the fourth quarter, we decided to sell four underperforming mortgage-backed securities that were determined to be OTTI. Gains on the sale of securities were reduced by this OTTI charge by $171,000.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  While we are exempt from the cap on debit interchange fees imposed under the Dodd-Frank Act because of our current asset size, there has been and we expect that there may continue to be downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely occur gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $919,000 for the year ended December 31, 2012 compared to $1,159,000 in 2011.  We have not purchased any additional investments in bank-owned life insurance policies since 2007; however, during the first quarter of 2013, Pinnacle Financial purchased approximately $30 million of bank-owned life insurance with terms similar to our existing policies.   The assets that support these policies are administered by the life insurance carriers and the income or loss we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Noninterest Expense. The following is our noninterest expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years ended		2012-2011	Year ended	2011-2010
	December 31,		Percent	December 31,	Percent
	2012	2011	Increase (Decrease)	2010	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$44,829	$43,450	3.2%	$44,994	(3.4%)
Commissions	4,283	3,992	7.3%	2,834	40.9%
Annual cash incentives	10,314	9,389	9.9%	-	100.0%
Employee benefits and other	18,631	17,594	5.9%	16,801	4.7%
Total salaries and employee benefits	78,057	74,425	4.9%	64,629	15.2%
Equipment and occupancy	20,420	19,987	2.2%	21,077	(5.2%)
Other real estate expense	11,544	17,432	(33.8%)	29,210	(40.3%)
Marketing and business development	3,636	3,303	10.1%	3,233	2.2%
Postage and supplies	2,380	2,121	12.2%	2,538	(16.4%)
Amortization of intangibles	2,739	2,863	(4.3%)	2,981	(4.0%)
Other noninterest expense:
Deposit related expenses	4,856	9,330	(48.0%)	12,507	(25.4%)
Lending related expenses	3,768	1,707	120.7%	2,175	(21.5%)
Investment sales expense	240	272	(11.8%)	316	(13.9%)
Trust expenses	376	376	0.0%	343	9.6%
FHLB restructuring	2,093	-	100.0%	-	0.0%
Administrative and other expenses	8,056	7,291	10.5%	7,874	(7.4%)
Total other noninterest expense	19,389	18,976	2.2%	23,215	(18.3%)
Total noninterest expense	$138,165	$139,107	(0.7%)	$146,883	(5.3%)
The increase in total salaries and employee benefits expense in 2012 over 2011 is primarily related to annual merit increases awarded in January of 2012 and an increase in annual cash incentives offset by a reduced number of employees in 2012 compared to 2011.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plan. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 120% of our targeted bonus. In 2012, our cash incentives represented 102% of targeted incentive compensation compared to 110% in 2011 and 0% in 2010.

Additionally, included in employee benefits and other expense for the years ended December 31, 2012, 2011 and 2010, were approximately $4.7 million, $4.4 million and $4.7 million, respectively, of compensation expenses related to equity-based awards.  We have approximately $12,000 of unrecognized compensation expense remaining on stock options that have not yet vested.  We have not issued stock options since 2008.

Also, we implemented a new restricted share unit structure during the first quarter of 2012 for our leadership team members. Because the number of restricted shares that will be issued in settlement of the restricted share units was based on our profitability for 2012 and accordingly was not determinable in fiscal 2012, no expense was recognized related to these awards in 2012. These restricted share units converted to restricted share awards concurrent with the filing of this Annual Report on Form 10-K.  These restricted share units converted to approximately 199,703 restricted share awards or approximately 88.7% of the amount that was originally eligible and will have compensation costs that will be recognized over the next five years subject to the restrictions associated with these shares lapsing annually based on certain soundness metrics established by the Human Resources Compensation Committee (HRCC) at the beginning of each fiscal year.

Also included in employee benefits and other expenses are costs related to salary stock units issued to our senior executives. In connection with these awards, the executive officers received salary stock units which were settled in our common stock on a one-for-one basis. The program was terminated by the HRCC effective June 30, 2012 following the redemption of the remaining preferred shares issued pursuant to the CPP.  Concurrently, these senior executives’ were eligible to participate in our annual cash incentive plan effective July 1, 2012. For the year ended December 31, 2012, approximately $1.0 million in costs were incurred related to the salary stock units issued to our senior executives compared to $776,000 for 2011.

Equipment and occupancy expense for the year ended December 31, 2012 was 2.2% greater than in 2011 and 3.1% greater than in 2010. We expect to add one branch in the Knoxville MSA in 2013.

Other real estate expense was $11.5 million for the year ended December 31, 2012 compared to $17.4 million and $29.2 million for the years ended December 31, 2011 and 2010, respectively. Approximately $9.5 million, $12.8 million, and $25.7 million of the other real estate expense incurred during the year ended December 31, 2012, 2011 and 2010, respectively, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties. During 2012, we recorded other real estate owned dispositions of $30.2 million compared to $53.8 million in 2011 and $64.3 million in 2010.

Until we are able to reduce the absolute level of our other real estate portfolio, other real estate expense for the next several quarters will fluctuate depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

Management’s strategy has been to aggressively pursue disposition of nonperforming loans and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets.  We believe this has allowed us to better position the firm for increased future profitability.  Our disposition strategy generally has been to negotiate sales of foreclosed properties on a property-by-property basis, although we have also utilized both traditional and online auctions.  Our use of online auctions has been primarily limited to individual residential homes and lots.  During the fourth quarter of 2012, management utilized a bulk sale to dispose of approximately $9.0 million in nonperforming assets which consisted of both nonperforming loans and other real estate.  Although we do not anticipate using bulk sales as a recurring strategy, our nonperforming asset disposition strategy is reviewed on an on-going basis and could change in the future.

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with these core deposit intangibles will approximate $700,000 to $1.2 million per year for the next five years with lesser amounts for the remaining amortization period.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to $103,000 for the year ended December 31, 2012 and $109,000 and $115,000 for the years ended December 31, 2011 and 2010, respectively.

Total other noninterest expenses increased by 2.2% to $19.3 million during 2012 when compared to 2011.  Approximately $2.1 million of this increase relates to charges incurred with the 2012 restructuring of some of our borrowings from the Federal Home Loan Bank as well as an increase in our allowance for off-balance sheet exposures.  This increase was offset by a $3.2 million decrease in FDIC assessments.  Also included in total other noninterest expenses are expenses related to ATM networks, correspondent bank service charges, check losses, and attorney expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 67.0% in fiscal year 2012 compared to 73.5% in fiscal year 2011. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio continued to be adversely impacted by other real estate owned expense and other credit related costs, including the increase in associates dedicated to problem loan resolution.

Income Taxes.  During the year ended December 31, 2012, Pinnacle Financial recorded income tax expense of $20.6 million.  Our effective income tax rate was 33.0% for the year ended December 31, 2012, which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by non-deductible meals and entertainment and executive compensation.

Preferred Stock Dividends and Preferred Stock Discount Accretion.  Net income (loss) available for common stockholders included preferred stock dividends of $1,660,000 in 2012, $4,606,000 in 2011 and $4,816,000 in 2010, and the accretion on the preferred stock discount of $2,153,000, $2,058,000, and $1,326,000, for the years ended December 31, 2012, 2011 and 2010, respectively.  On December 12, 2008, we received $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP. The Series A preferred stock we sold the U.S. Treasury paid cumulative dividends quarterly at a rate of 5 percent per annum. Pinnacle Financial redeemed the preferred shares issued to the Treasury under the CPP in two payments.   During the fourth quarter of 2011, Pinnacle Financial redeemed 23,750 of the preferred shares in a transaction totaling approximately $23.9 million.  As a result of the partial redemption, Pinnacle Financial recognized approximately $719,000 of accelerated accretion of the remaining preferred stock discount.  During the second quarter of 2012, Pinnacle Financial completed the redemption of the remaining 71,250 preferred shares outstanding to the Treasury in a transaction totaling $71.6 million.  Concurrently, Pinnacle Financial accelerated the accretion of the remaining preferred stock discount of approximately $1.7 million during the second quarter of 2012.

Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP.  The warrants had an exercise price of $26.64 each, were immediately exercisable and expired 10 years from the date of issuance.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109 million.  As a result, and pursuant to the terms of the warrants, the number of shares issuable upon exercise of the warrants was reduced by 50%, or 267,455 shares.  During the third quarter of 2012, Pinnacle Financial repurchased all of the remaining outstanding warrants held by the U.S. Treasury for $755,000.

Financial Condition

Our consolidated balance sheet at December 31, 2012 reflects an increase of $420.8 million in outstanding loans to $3.712 billion and $360.8 million in total deposits to $4.015 billion from December 31, 2011.  Total assets were $5.041 billion at December 31, 2012 as compared to $4.864 billion at December 31, 2011.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$1,178,196	31.7%	$1,110,962	33.8%	$1,094,615	34.1%	$1,118,068	31.4%	$963,530	28.7%
Consumer real estate - Mortgage	679,926	18.3%	695,745	21.1%	705,487	22.0%	756,015	21.2%	675,606	20.1%
Construction and land development	313,552	8.4%	274,248	8.3%	331,261	10.3%	525,271	14.7%	658,799	19.6%
Commercial and industrial	1,446,578	39.0%	1,145,735	34.8%	1,012,091	31.5%	1,071,444	30.0%	966,563	28.8%
Consumer and other	93,910	2.5%	64,661	2.0%	68,986	2.1%	92,584	2.7%	90,409	2.8%
Total loans	$3,712,162	100.0%	$3,291,351	100.0%	$3,212,440	100.0%	$3,563,382	100.0%	$3,354,907	100.0%

The primary changes within the composition of our loan portfolio at December 31, 2012 reflect an increased emphasis on commercial and industrial loans.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  At December 31, 2012, approximately 50.5% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties.

Consumer real estate mortgages consist of first mortgage real estate loans, junior liens and home equity lines of credit.  In total, we hold the first mortgage on $522.4 million of the mortgages within this portfolio.  The remaining $157.5 million represent second mortgages.  We had net charge-offs of $2.3 million and $392,000 related to consumer loan second mortgages during 2012 and 2011, respectively.  At December 31, 2012, we had $715,000 of second mortgage consumer loans classified as nonperforming assets compared to $4.0 million at December 31, 2011. In addition, approximately $286,000 and $82,000 of these second mortgages were past due at December 31, 2012 and 2011, respectively. Generally, for our second mortgage properties, should it become apparent to us that the first mortgage is habitually past due, classified as nonperforming or has other credit weaknesses, we will review our second mortgage to determine if the second mortgage should be considered for impairment.  Typically, the second mortgage loan will be placed on nonperforming status or charged off if it appears the borrower’s credit status has deteriorated.  For borrowers where the first mortgage loan is held by another financial institution, we review credit histories of our home equity line of credit borrowers annually to determine if the borrower’s credit score has decreased as a result of the borrower’s inability to maintain their credit obligations in a satisfactory manner.

The following table classifies our fixed and variable rate loans at December 31, 2012 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2012
	Fixed	Variable		At December 31,	At December 31,
	Rates	Rates	Totals	2012	2011
Based on contractual maturity:
Due within one year	$253,261	$805,600	$1,058,861	28.5%	29.0%
Due in one year to five years	772,093	793,960	1,566,053	42.2%	44.4%
Due after five years	467,050	620,198	1,087,248	29.3%	26.6%
Totals	$1,492,404	$2,219,758	$3,712,162	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate(*)	$-	$1,126,819	$1,126,819	30.4%	32.4%
Due within one year	253,261	754,644	1,007,905	27.2%	32.0%
Due in one year to five years	772,093	317,198	1,089,291	29.3%	26.4%
Due after five years	467,050	21,097	488,147	13.1%	9.3%
Totals	$1,492,404	$2,219,758	$3,712,162	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.
(*)Daily floating rate loans are tied to Pinnacle Bank’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $1.346 billion of loans which are currently priced at their contractual floors with a weighted average rate of 4.54%. The weighted average contractual rate on these loans is 3.52%. As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Loan Origination Risk Management. We attempt to maintain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Although we have substantially reduced the amount of residential construction and development loans in our portfolio, we continue to pursue sound commercial construction and development projects. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project, which may be inaccurate. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries.  We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank’s total risk-based capital to borrowers in the following industries at December 31, 2012 and 2011 (in thousands):

	At December 31, 2012
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2011

Lessors of nonresidential buildings	$382,238	$57,999	$440,237	$509,003
Lessors of residential buildings	191,693	24,206	215,899	177,414
Land subdividers	92,613	15,670	108,283	119,106

We also acquire certain loans from other banks and sell certain loans to other banks.  At December 31, 2012, we had acquired approximately $193.2 million of commercial loans which were originated by other banks and sold approximately $39.7 million of loans to other banks.  Substantially all of these loans are to Nashville or Knoxville based businesses and were acquired in order to potentially develop other business opportunities with these firms. Typically, the loans we sell to other banks are sold to balance our exposure to a particular borrower or industry.

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due between 30 and 90 days and greater than 90 days as of December 31, 2012 and 2011 (dollars in thousands):

	December 31,	December 31,
Accruing loans past due 30 to 90 days:	2012	2011
Commercial real estate – mortgage	$503	$5,749
Consumer real estate – mortgage	3,870	2,589
Construction and land development	3,511	1,572
Commercial and industrial	2,549	648
Consumer and other	444	526
Total accruing loans past due 30 to 90 days	$10,877	$11,084

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	-	254
Construction and land development	-	-
Commercial and industrial	-	604
Consumer and other	-	-
Total accruing loans past due 90 days or more	$-	$858

Ratios:
Accruing loans past due 30 to 90 days as a percentage of total loans	0.29%	0.34%
Accruing loans past due 90 days or more as a percentage of total loans	0.00%	0.03%
Total accruing loans in past due status as a percentage of total loans	0.29%	0.36%

Potential Problem Loans.  Potential problem loans amounted to approximately $105.4 million, or 2.8% of total loans outstanding at December 31, 2012, compared to $135.4 million, or 4.1% of total loans outstanding at December 31, 2011.  Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by Pinnacle Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.  Approximately $7.5 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2012.

Non-Performing Assets and Troubled Debt Restructurings.  At December 31, 2012, we had $41.4 million in nonperforming assets compared to $87.6 million at December 31, 2011.  Included in nonperforming assets were $22.8 million in nonperforming loans and $18.6 million in other real estate owned at December 31, 2012 and $47.9 million in nonperforming loans and $39.7 million in other real estate owned at December 31, 2011.   At December 31, 2012 and 2011, there were $27.5 million and $23.4 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain in a performing status.

All nonaccruing loans are reassigned to a special assets officer who was not responsible for originating the loan.  The special assets officer is responsible for developing an action plan designed to minimize our future losses.  Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel.  The special assets officer then recommends an action plan to a committee of directors and/or senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. For the three years ended December 31, 2012, we recognized $0, $42,000, and $1.3 million, respectively, of interest income from loans that were classified as nonperforming, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  These loans are considered troubled debt restructurings. If on nonaccruing status as of the date of restructuring, any restructured loan is included in the nonperforming loan balances as discussed above and is classified as an impaired loan.  Loans that have been restructured that are performing in accordance with the loan’s restructured terms as of the restructure date are not included in nonperforming loans, however, are still considered an impaired loan.

At December 31, 2012, we owned $18.6 million in other real estate which we had acquired, usually through foreclosure, from borrowers compared to $39.7 million at December 31, 2011; the majority of this real estate is located within our principal markets.  We categorize other real estate owned into four types: new home construction, developed lots, undeveloped land, and other.  Included in the “other” category are primarily condominiums, office buildings and residential homes that are not new construction.  The following table shows the amounts of our other real estate owned in such categories (in thousands):

	December 31,
	2012	2011
New home construction	$-	$2,733
Developed lots	1,835	7,091
Undeveloped land	13,285	22,455
Other	3,460	7,435
	$18,580	$39,714

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2012 and 2011 (in thousands):

	At December 31, 2011	Payments, Sales and Reductions (2)	Foreclosures (3)	Inflows(4)	At December 31, 2012
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$9,962	$(12,721)	$(1,756)	$13,805	$9,291
Consumer real estate – mortgage	12,487	(16,315)	(3,850)	13,584	5,906
Construction and land development	12,965	(7,837)	(2,892)	2,273	4,509
Commercial and industrial	11,890	(14,987)	(46)	6,181	3,038
Consumer and other	551	(1,127)	(161)	817	79
Total nonperforming loans (1)	47,855	(52,987)	(8,705)	36,660	22,823
Other real estate owned	39,714	(30,187)	9,053	-	18,580
Total nonperforming assets	87,569	(83,174)	348	36,660	41,403
Troubled debt restructurings:
Commercial real estate – mortgage	15,378	(9,114)	-	14,000	20,264
Consumer real estate – mortgage	5,874	(745)	-	1,182	6,311
Construction and land development	77	(366)	-	360	71
Commercial and industrial	1,845	(1,023)	(194)	59	687
Consumer and other	242	(10)	(154)	41	119
Total troubled debt restructurings	23,416	(11,258)	(348)	15,642	27,452
Total nonperforming assets and troubled debt restructurings	$110,985	$(94,432)	$-	$52,302	$68,855

Ratios:
Nonperforming loans to total loans	1.45%				0.61%
Nonperforming assets to total loans plus other real estate owned	2.66%				1.11%
Nonperforming loans plus troubled debt restructurings to total loans and other real estate owned	2.14%				1.35%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and allowance for loan losses	45.15%				31.04%

(1)	Approximately $9.4 million and $25.5 million as of December 31, 2012 and 2011, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.
(2)
Payments, sales and reductions in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the year ended December 31, 2012.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(3)	Foreclosures in nonperforming loans and troubled debt restructurings are representative of transfers of balances to OREO during the year ended December 31, 2012.
(4)
Inflows in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the year ended December 31, 2012.  Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during 2012.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during 2012.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2012, and 2011, our allowance for loan losses was $69.4 million and $74.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The decrease in the allowance for loan losses in 2012 as compared to 2011 is primarily the result of improving credit metrics within our portfolio, including the reduction in net charge-offs and an increase in our coverage ratio.  Our allowance for loan loss as a percentage of total loans has decreased from 2.25% at December 31, 2011 to 1.87% at December 31, 2012. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Estimates” above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate – Mortgage	$19,634	31.7%	$23,397	33.8%	$19,252	34.1%	$22,505	31.4%	$11,523	28.7%
Consumer real estate – Mortgage	8,762	18.3%	10,302	21.1%	9,898	22.0%	10,725	21.2%	5,149	20.1%
Construction and land development	9,164	8.5%	12,040	8.3%	19,122	10.3%	23,027	14.7%	7,899	19.6%
Commercial and industrial	24,738	39.0%	20,789	34.8%	21,426	31.5%	26,332	30.0%	9,966	28.8%
Consumer and other	1,094	2.5%	1,125	2.0%	1,874	2.1%	2,456	2.7%	1,372	2.8%
Unallocated	6,025	NA	6,322	NA	11,003	NA	6,914	NA	575	NA
Total allowance for loan losses	$69,417	100.0%	$73,975	100.0%	$82,575	100.0%	$91,959	100.0%	$36,484	100.0%

The decrease in the overall allowance for loan losses is due to the improvement of our loan portfolio, and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the local economy. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. As we have worked to rehabilitate impaired loans, the specific allocations for impaired loans have decreased.  Specific valuation allowances related to impaired loans were approximately $5.6 million at December 31, 2012 compared to $8.0 million at December 31, 2011.  The decrease in the specific allocation for impaired loans between 2011 and 2012 was due to many factors, including the resolution of a significant number of troubled assets.  The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or attributable to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 6 to the “Notes to the Consolidated Financial Statements.”

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2012 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	For the year ended December 31,
	2012	2011	2010	2009	2008
Balance at beginning of period	$73,975	$82,575	$91,959	$36,484	$28,470
Provision for loan losses	5,569	21,798	53,695	116,758	11,214
Charged-off loans:
Commercial real estate - Mortgage	(4,667)	(3,044)	(9,041)	(986)	(62)
Consumer real estate - Mortgage	(6,731)	(5,076)	(6,769)	(4,881)	(1,144)
Construction and land development	(2,530)	(10,157)	(27,526)	(23,952)	(2,172)
Commercial and industrial	(4,612)	(15,360)	(23,555)	(31,134)	(773)
Consumer and other	(1,117)	(1,213)	(652)	(1,646)	(982)
Total charged-off loans	(19,657)	(34,850)	(67,543)	(62,599)	(5,133)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	285	116	343	-	731
Consumer real estate - Mortgage	818	495	377	622	3
Construction and land development	1,155	1,530	2,618	139	55
Commercial and industrial (1)	7,175	2,167	874	258	844
Consumer and other loans	97	144	252	297	300
Total recoveries of previously charged-off loans	9,530	4,452	4,464	1,316	1,933
Net charge-offs	(10,127)	(30,397)	(63,079)	(61,283)	(3,200)
Balance at end of period	69,417	$73,975	$82,575	$91,959	$36,484

Ratio of allowance for loan losses to total loans outstanding at end of period	1.87%	2.25%	2.57%	2.58%	1.09%
Ratio of net charge-offs to average loans outstanding for the period	0.29%	0.92%	1.96%	1.71%	0.11%

(1)	Includes the 2012 $5.6 million recovery of a loan previously charged off in 2009.

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

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $707.2 million and $897.3 million at December 31, 2012 and 2011, respectively.  During 2012, we used cash proceeds from our investment portfolio to partially fund our loan growth. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.  Since December 31, 2010, in part due to an asset liability management initiative to reduce our interest rate risk exposure in an anticipated rising interest rate environment as well as provide additional liquidity for loan growth, we reduced our securities portfolio from $1.02 billion at December 31, 2010 to $707.0 million at December 31, 2012, a reduction of 31%.

A summary of certain aspects of our investment portfolio at December 31, 2012, and 2011 follows:

	December 31,
	2012	2011
Weighted average life	4.77 years	4.25 years
Effective duration	3.16%	2.45%
Weighted average coupon	3.88%	4.26%
Tax equivalent yield	3.26%	3.60%

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.  Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty.  Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2012 and 2011 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2012:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$-	0.0%	$3,348	3.6%	$1,176	3.0%	$4,524	3.4%
Due in one year to five years	-	0.0%	6,057	0.6%	29,468	3.5%	615	1.5%	36,140	3.0%
Due in five years to ten years	-	0.0%	45,329	1.9%	79,010	4.1%	9,605	5.0%	133,944	3.4%
Due after ten years	-	0.0%	59,066	2.7%	79,901	4.0%	-	0.0%	138,967	3.4%
	$-	0.0%	$110,452	2.3%	$191,727	4.0%	$11,396	4.6%	313,575	3.4%
Mortgage-backed securities									375,651	3.3%
Asset-backed securities									17,352	1.4%
									$706,578	3.3%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$200	3.0%	$-	0.0%	$200	3.0%
Due in one year to five years	-	0.0%	-	0.0%	375	3.5%	-	0.0%	375	3.5%
Due in five years to ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Due after ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
	$-	0.0%	$-	0.0%	$575	3.3%	$-	0.0%	$575	3.3%
Mortgage-backed securities									-	0.0%
Asset-backed securities									-	0.0%
Total held-for-sale securities									$575	3.3%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range. At December 31, 2012, approximately 80% of our state and municipal securities were generally callable by the issuer.

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2011:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$516	0.6%	$2,483	5.1%	$306	2.2%	$3,304	4.1%
Due in one year to five years	-	0.0%	30,411	1.0%	28,834	4.9%	1,313	3.1%	60,558	2.9%
Due in five years to ten years	-	0.0%	7,024	3.1%	67,441	5.7%	9,511	5.0%	83,976	5.4%
Due after ten years	-	0.0%	4,362	3.3%	97,194	5.9%	-	0.0%	101,556	5.8%
	$-	0.0%	$42,313	1.6%	$195,952	5.7%	$11,130	4.7%	249,394	4.9%
Mortgage-backed securities									645,567	3.1%
									$894,961	3.6%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$1,705	4.9%	$-	0.0%	$1,705	4.9%
Due in one year to five years	-	0.0%	-	0.0%	625	4.9%	-	0.0%	625	4.9%
Due in five years to ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Due after ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
	$-	0.0%	$-	0.0%	$2,330	4.9%	$-	0.0%	2,330	4.9%
Mortgage-backed securities									-	0.0%
Total held-for-sale securities									$2,330	4.9%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range. At December 31, 2011, approximately 80% of our state and municipal securities were generally callable by the issuer.

Deposits and Other Borrowings. We had approximately $4.015 billion of deposits at December 31, 2012 compared to $3.654 billion at December 31, 2011.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $114.7 million at December 31, 2012 and $131.6 million at December 31, 2011.  Additionally, at December 31, 2012, we had borrowed $75.9 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $226.1 million at December 31, 2011.  At December 31, 2012, we believe we had approximately $329.2 million in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding as core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater.  All other funding is deemed to be non-core.  Non-core is further segmented between relationship based non-core funding and wholesale funding.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2012 and 2011 (in thousands):

	December 31,		December 31,
	2012	Percent	2011	Percent
Core funding:
Noninterest-bearing deposit accounts	$985,689	22.9%	$717,379	17.5%
Interest-bearing demand accounts	760,787	17.6%	637,203	15.5%
Savings and money market accounts	1,662,256	38.6%	1,585,260	38.6%
Time deposit accounts less than $250,000	467,013	10.8%	501,705	12.2%
Total core funding	3,875,745	89.9%	3,441,547	83.8%
Non-core funding:
Relationship based non-core funding:
Reciprocating time deposits (1)	52,239	1.2%	108,507	2.6%
Other time deposits	87,204	2.0%	104,284	2.5%
Securities sold under agreements to repurchase	114,667	2.7%	131,591	3.2%
Total relationship based non-core funding	254,110	5.9%	344,382	8.4%
Wholesale funding:
Public funds	-	0.0%	-	0.0%
Brokered deposits	-	0.0%	-	0.0%
Federal Home Loan Bank advances	75,850	1.8%	226,069	5.5%
Holding Company loan	23,682	0.6%	-	0.0%
Subordinated debt – Pinnacle Bank	-	0.0%	15,000	0.3%
Subordinated debt – Pinnacle Financial	82,476	1.8%	82,476	2.0%
Total wholesale funding	182,008	4.2%	323,545	7.8%
Total non-core funding	436,118	10.1%	667,927	16.2%
Totals	$4,311,863	100.0%	$4,109,474	100.0%

(1)
The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At December 31, 2012 and 2011, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 83.8% at December 31, 2011 to 89.9% at December 31, 2012.  Continuing to grow our core deposit base is a key strategic objective of our firm. Our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of December 31, 2012 amounted to $606.5 million. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$136,903	0.80%
Over three but less than six months	132,630	0.53%
Over six but less than twelve months	106,578	0.72%
Over twelve months	143,141	1.14%
	$519,252	0.81%
Denomination $250,000 and greater
Three months or less	$16,553	0.73%
Over three but less than six months	25,175	0.59%
Over six but less than twelve months	21,817	0.79%
Over twelve months	23,659	1.41%
	$87,204	0.89%
Totals	$606,456	0.82%

Subordinated debt and other borrowings.  Pinnacle Bank is a member of the FHLB Cincinnati.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.    Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At December 31, 2012, Pinnacle Bank had received advances from the FHLB totaling $75.6 million at the following rates and maturities (in thousands):

	Scheduled Maturities	Weighted Average Interest Rates(1)

2013	$25,000	0.21%
2014	35,000	1.79%
2015	-	0.00%
2016	15,000	2.87%
2017	-	0.00%
Thereafter	609	2.48%
	$75,609
Weighted average interest rate		1.49%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2012.

As part of our asset liability policy, we seek to manage our interest rate risk and we utilize various strategies in order to achieve our goals. During 2012, we restructured approximately $60.0 million of FHLB advances to reduce our ongoing funding costs.  This restructuring was undertaken because the weighted average interest rate on those FHLB advances was 1.91%, significantly higher than the rate for replacement funding.  Other than the interest rates associated with the individual advances, the terms of the replacement advances were similar to those of the advances restructured.  In conjunction with this restructuring, we incurred a one-time charge of $2.1 million during the fourth quarter of 2012.

We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At December 31, 2012, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at December 31, 2012
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.11%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.71%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.96%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.16%

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

On August 5, 2008, we entered into a $15 million subordinated term loan with an unaffiliated bank.  During the third quarter of 2012, Pinnacle Bank repaid this subordinated term loan.

On June 15, 2012, Pinnacle Financial entered into a loan agreement with an unaffiliated bank for $25 million.  Pinnacle Financial’s borrowings under the Loan Agreement bear interest at rates that, at our option, can be either:

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

We are required to make quarterly principal payments of $625,000 beginning on September 30, 2012, and the loan matures on June 15, 2017. We are permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing.

Capital Resources. At December 31, 2012 and 2011, our stockholders’ equity amounted to $679.1 million and $710.1 million, respectively.  Substantially all of the decrease in stockholders’ equity resulted from the redemption of the remaining preferred shares outstanding, offset by our net income in 2012.

On December 12, 2008, we issued 95,000 shares of preferred stock to the U.S. Treasury for $95 million pursuant to the CPP.  Additionally, we issued 534,910 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP.  Proceeds from this sale of preferred stock were contributed to Pinnacle Bank for general corporate purposes, including its lending activities.  On June 16, 2009, we completed the sale of 8,855,000 shares of our common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109.0 million. As a result, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with our participation in the CPP, the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 267,455 shares.

During the fourth quarter of 2011, Pinnacle Financial repurchased 25% of the preferred shares originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $23.9 million. During the second quarter of 2012, Pinnacle Financial redeemed the remaining 71,250 of the preferred shares originally issued to the U.S. Treasury under the CPP in a transaction totaling approximately $71.6 million. The accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $3,814,000 and $6,665,000 during the years ended December 31, 2012 and 2011, respectively.  During the third quarter of 2012, Pinnacle Financial repurchased, for $755,000, the common stock warrants issued to the U.S. Treasury in connection with our participation in the CPP.  At the time of the repurchase, the warrants had a carrying value of $3.3 million, therefore, our additional paid in capital increased $2.5 million due to the difference between the initial valuation and the repurchase amount. At December 31, 2012, Pinnacle’s Bank’s Tier 1 risk-based capital ratio was 11.8%, the total risk-based capital ratio was 13.0% and the leverage ratio was 10.6%, compared to 13.8%, 15.3% and 11.4% at December 31, 2011, respectively.

Dividends.  Under Tennessee banking law, Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial which are similar to those applicable to national banks.  Prior to the repurchase of the preferred stock, Pinnacle Financial was subject to limits on payment of dividends to its shareholders by its participation in the CPP.  Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank’s net profits for that year plus the retained profits for the preceding two years.  As of December 31, 2012, Pinnacle Bank could pay approximately $39.1 million of dividends to Pinnacle Financial without prior TDFI approval. Pinnacle Financial has not paid any cash dividends on its common stock since inception, however, our growth plans may provide the opportunity for us to consider a sustainable dividend program at some point in the future. Our future dividend policy will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

•
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling.  Earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.  To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates.  For changes up or down in rates from management’s flat interest rate forecast over the next twelve months, limits in the decline in net interest income are as follows:

•	-10.0% for a gradual change of 400 basis points; -20.0% for an instantaneous change of 400 basis points
•	-7.5% for a gradual change of 300 basis points; -15.0% for an instantaneous change of 300 basis points
•	-5.0% for a gradual change of 200 basis points; -10.0% for an instantaneous change of 200 basis points
•	-2.5% for a gradual change of 100 basis points; -5.0% for an instantaneous change of 100 basis points

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

At December 31, 2012, our ALCO modeling indicated that we are in compliance with the policies noted above. Our model results also indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 bps increment level is primarily attributable to loan floors which will prevent the rise in yields on our loan portfolio from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 200 to 250 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level.  Absent any other asset liability strategies an interest rate increase of a 200 to 250 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  We also enter into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2012 and 2011, we had not entered into any derivative contracts designated as hedging instruments to assist managing our interest rate sensitivity.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien.  As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm’s ALCO strategies.  Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati.  At December 31, 2012, we believe we had approximately $329.2 million in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at December 31, 2012, or during the year then ended under such agreements.  Pinnacle Bank also has approximately $1.0 billion in available Federal Reserve discount window lines of credit.

At December 31, 2012, and 2011, excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will represent an insignificant percentage of our total funding in 2013 as we seek to maintain a higher level of core deposits.

At December 31, 2012, we had no significant commitments for capital expenditures although we are constructing a branch facility in the Knoxville MSA which is tentatively set to open in the first half of 2013.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2012 is as follows (in thousands):

	At December 31,
	2012	2011	2010
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$114,667	$131,591	$146,294
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	25,000	115,000	10,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.21%	0.44%	0.75%
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	0.21%	0.12%	1.90%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$153,327	$244,233	$284,323
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	160,000	115,000	75,980

Average balances for the year:
Securities sold under agreements to repurchase	$134,989	$161,845	$222,179
Federal funds purchased	1,325	-	260
Federal Home Loan Bank short-term advances	96,250	31,250	30,288

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.34%	0.69%	0.79%
Federal funds purchased	0.49%	0.94%	1.04%
Federal Home Loan Bank short-term advances	0.18%	0.12%	2.66%

The following table presents additional information about our contractual obligations as of December 31, 2012, which by their terms have contractual maturity and termination dates subsequent to December 31, 2012 (in thousands):

	At December 31, 2012
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit	$439,470	$119,861	$47,125	$-	$606,456
Securities sold under agreements to repurchase	114,667	-	-	-	114,667
Federal Home Loan Bank advances	25,000	35,000	15,000	609	75,609
Subordinated debt	-	-	-	82,476	82,476
Minimum operating lease commitments	3,665	7,149	7,071	30,191	48,076
Totals	$582,802	$162,010	$69,196	$113,276	$927,284
Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.  Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2017 through 2039. At December 31, 2011, our total minimum operating lease commitment was $50,895.

Off-Balance Sheet Arrangements.  At December 31, 2012, we had outstanding standby letters of credit of $74.7 million and unfunded loan commitments outstanding of $1.0 billion.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  The following table presents additional information about our unfunded commitments as of December 31, 2012, which by their terms, have contractual maturity dates subsequent to December 31, 2012 (in thousands):

	At December 31, 2012
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$535,472	$183,630	$127,364	$184,258	$1,030,724
Letters of credit	69,754	4,856	69	-	74,679
Totals	$605,226	$188,486	$127,433	$184,258	$1,105,403

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments.  Each customer’s creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2012, we had accrued $1,898,000 for the inherent risks associated with off balance sheet commitments.

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

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for Pinnacle Financial beginning January 1, 2012. As a result of applying this new guidance, the two-step goodwill impairment test was not deemed necessary in 2012 based on the results of the qualitative assessment.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. Pinnacle Financial has adopted this accounting standard upon its effective date for periods beginning on or after December 15, 2011.  This adoption did not have any impact on our financial position or results of operations but has impacted our financial statement presentation.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was adopted by Pinnacle Financial in its first quarter of fiscal 2012.

Recent Accounting Pronouncements

Other than those pronouncements discussed above which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to impact Pinnacle Financial.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 28 through 51 and is incorporated herein by reference.

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

Pinnacle Financial Partners, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 56 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Financial Partners, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited Pinnacle Financial Partners, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
February 22, 2013

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2012	2011

Cash and noninterest-bearing due from banks	$51,946,542	$63,015,997
Interest-bearing due from banks	111,535,083	108,422,470
Federal funds sold and other	1,807,044	724,573
Cash and cash equivalents	165,288,669	172,163,040

Securities available-for-sale, at fair value	706,577,806	894,962,246
Securities held-to-maturity (fair value of $583,212 and $2,369,118 at December 31, 2012 and December 31, 2011, respectively)	574,863	2,329,917
Mortgage loans held-for-sale	41,194,639	35,363,038

Loans	3,712,162,430	3,291,350,857
Less allowance for loan losses	(69,417,437)	(73,974,675)
Loans, net	3,642,744,993	3,217,376,182

Premises and equipment, net	75,804,895	77,127,361
Other investments	26,962,890	44,653,840
Accrued interest receivable	14,856,615	15,243,366
Goodwill	244,040,421	244,076,492
Core deposits and other intangible assets	5,103,273	7,842,267
Other real estate owned	18,580,097	39,714,415
Other assets	98,819,455	113,098,540
Total assets	$5,040,548,616	$4,863,950,704
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$985,689,460	$717,378,933
Interest-bearing	760,786,247	637,203,420
Savings and money market accounts	1,662,256,403	1,585,260,139
Time	606,455,873	714,496,974
Total deposits	4,015,187,983	3,654,339,466
Securities sold under agreements to repurchase	114,667,475	131,591,412
Federal Home Loan Bank advances	75,850,390	226,068,796
Subordinated debt and other borrowings	106,158,292	97,476,000
Accrued interest payable	1,360,598	2,233,330
Other liabilities	48,252,519	42,097,132
Total liabilities	4,361,477,257	4,153,806,136
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 71,250 shares issued and outstanding at December 31, 2011	-	69,096,828
Common stock, par value $1.00; 90,000,000 shares authorized; 34,696,597 and 34,354,960 issued and outstanding at December 31, 2012 and 2011	34,696,597	34,354,960
Common stock warrants	-	3,348,402
Additional paid-in capital	543,760,439	536,227,537
Retained earnings	87,386,689	49,783,584
Accumulated other comprehensive income, net of taxes	13,227,634	17,333,257
Total stockholders’ equity	679,071,359	710,144,568
Total liabilities and stockholders’ equity	$5,040,548,616	$4,863,950,704

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2012	2011	2010
Interest income:
Loans, including fees	$160,036,709	$154,748,491	$162,901,763
Securities:
Taxable	16,931,417	23,971,787	30,306,189
Tax-exempt	6,576,701	7,394,134	7,916,596
Federal funds sold and other	1,876,731	2,232,423	2,223,816
Total interest income	185,421,558	188,346,835	203,348,364

Interest expense:
Deposits	16,842,852	30,588,033	49,856,815
Securities sold under agreements to repurchase	455,499	1,110,078	1,749,905
Federal Home Loan Bank advances and other borrowings	5,258,749	5,184,313	7,368,258
Total interest expense	22,557,100	36,882,424	58,974,978
Net interest income	162,864,458	151,464,411	144,373,386
Provision for loan losses	5,568,830	21,797,613	53,695,454
Net interest income after provision for loan losses	157,295,628	129,666,798	90,677,932

Noninterest income:
Service charges on deposit accounts	9,917,754	9,244,165	9,591,543
Investment services	6,984,970	6,246,414	5,050,105
Insurance sales commissions	4,461,404	3,999,153	3,864,340
Gains on mortgage loans sold, net	6,698,618	4,155,137	4,085,657
Gain on sale of investment securities, net	2,150,605	960,763	2,623,674
Trust fees	3,195,950	2,999,731	2,872,490
Other noninterest income	9,987,335	10,334,847	8,227,237
Total noninterest income	43,396,636	37,940,210	36,315,046

Noninterest expense:
Salaries and employee benefits	78,056,564	74,424,851	64,628,991
Equipment and occupancy	20,420,333	19,986,976	21,077,223
Other real estate expense	11,544,067	17,431,926	29,210,197
Marketing and other business development	3,635,810	3,303,151	3,233,224
Postage and supplies	2,379,730	2,120,722	2,538,021
Amortization of intangibles	2,738,994	2,862,837	2,980,986
Other noninterest expense	19,389,368	18,976,865	23,214,670
Total noninterest expense	138,164,866	139,107,328	146,883,312
Income (loss) before income taxes	62,527,398	28,499,680	(19,890,334)
Income tax expense (benefit)	20,643,517	(15,237,687)	4,410,158
Net income (loss)	41,883,881	43,737,367	(24,300,492)
Preferred stock dividends	1,660,868	4,606,493	4,815,973
Accretion on preferred stock discount	2,153,172	2,058,146	1,326,049
Net income (loss) available to common stockholders	$38,069,841	$37,072,728	$(30,442,514)

Per share information:
Basic net income (loss) per common share available to common stockholders	$1.12	$1.11	$(0.93)
Diluted net income (loss) per common share available to common stockholders	$1.10	$1.09	$(0.93)
Weighted average common shares outstanding:
Basic	33,899,667	33,420,015	32,789,871
Diluted	34,487,808	34,060,228	32,789,871

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
Net income (loss):	$41,883,881	$43,737,367	$(24,300,492)
Other comprehensive income, net of tax:
(Decrease) increase in net gains on securities available-for-sale, net of deferred tax expense (benefit)	(4,105,623)	11,708,657	(1,815,481)
Total comprehensive income (loss)	$37,778,258	$55,446,024	$(26,115,973)

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the each of the years in the three-year period ended December 31, 2012

	Preferred Stock	Common Stock		Common Stock	Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Earnings	Income	Equity
Balances, December 31, 2009	$89,462,633	33,029,719	$33,029,719	$3,348,402	$524,366,603	$43,372,743	$7,440,081	$701,020,181
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	601,023	601,023	-	2,884,789	-	-	3,485,812
Issuance of restricted common shares, net of forfeitures	-	252,053	252,053	-	(252,053)	-	-	-
Restricted shares withheld for taxes	-	(12,415)	(12,415)	-	(151,333)	-	-	(163,748)
Compensation expense for restricted shares	-	-	-	-	2,303,720	-	-	2,303,720
Compensation expense for stock options	-	-	-	-	1,677,293	-	-	1,677,293
Accretion on preferred stock discount	1,326,049	-	-	-	-	(1,326,049)	-	-
Preferred dividends paid	-	-	-	-	-	(4,750,000)	-	(4,750,000)
Net loss	-	-	-	-	-	(24,300,492)	-	(24,300,492)
Other comprehensive loss	-	-	-	-	-	-	(1,815,481)	(1,815,481)
Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	163,829	163,829	-	1,014,653	-	-	1,178,482
Repurchase of preferred stock	(23,750,000)	-	-	-	-	-	-	(23,750,000)
Issuance of restricted common shares, net of forfeitures	-	299,715	299,715	-	(299,715)	-	-	-
Issuance of salary stock units	-	54,526	54,526		722,292			776,818
Restricted shares withheld for taxes	-	(33,490)	(33,490)	-	(474,448)	-	-	(507,938)
Compensation expense for restricted shares	-	-	-	-	3,239,677	-	-	3,239,677
Compensation expense for stock options	-	-	-	-	1,196,059	-	-	1,196,059
Accretion on preferred stock discount	2,058,146	-	-	-	-	(2,058,146)	-	-
Preferred dividends paid	-	-	-	-	-	(4,891,839)	-	(4,891,839)
Net income	-	-	-	-	-	43,737,367	-	43,737,367
Other comprehensive income	-	-	-	-	-	-	11,708,657	11,708,657
Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	245,229	245,229	-	1,455,969	-	-	1,701,198
Repurchase of preferred stock	(71,250,000)	-	-	-	-	-	-	(71,250,000)
Issuance of restricted common shares, net of forfeitures	-	102,119	102,119	-	(102,119)	-	-	-
Issuance of salary stock units	-	57,508	57,508	-	942,565	-	-	1,000,073
Restricted shares withheld for taxes	-	(63,219)	(63,219)	-	(1,021,409)	-	-	(1,084,628)
Compensation expense for restricted shares	-	-	-	-	3,270,028	-	-	3,270,028
Compensation expense for stock options	-	-	-	-	394,466	-	-	394,466
Cancellation of outstanding warrants	-	-	-	(3,348,402)	2,593,402	-	-	(755,000)
Accretion on preferred stock discount	2,153,172	-	-	-	-	(2,153,172)	-	-
Preferred dividends paid	-	-	-	-	-	(2,127,604)	-	(2,127,604)
Net income	-	-	-	-	-	41,883,881	-	41,883,881
Other comprehensive loss	-	-	-	-	-	-	(4,105,623)	(4,105,623)
Balances, December 31, 2012	$-	34,696,597	$34,696,597	$-	$543,760,439	$87,386,689	$13,227,634	679,071,359

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$41,883,881	$43,737,367	$(24,300,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	7,291,775	7,702,123	5,667,069
Depreciation and amortization	10,207,638	10,950,434	11,500,075
Provision for loan losses	5,568,830	21,797,613	53,695,454
Gains on sales of investment securities, net	(2,150,605)	(960,763)	(2,623,674)
Gain on mortgage loans sold, net	(6,698,618)	(4,155,137)	(4,085,657)
Stock-based compensation expense	4,414,452	5,018,294	3,981,013
Deferred tax expense (benefit)	1,547,626	(23,395,052)	17,822,071
Losses on disposition of other real estate and other investments	9,608,358	14,081,857	25,459,851
Excess tax benefit from stock compensation	(36,071)	(13,819)	(16,776)
Mortgage loans held for sale:
Loans originated	(486,930,709)	(394,020,876)	(444,833,043)
Loans sold	487,798,601	378,996,474	445,227,014
Decrease in other assets	36,400,237	42,346,579	27,366,049
Increase in other liabilities	5,372,270	11,004,661	14,730,158
Net cash provided by operating activities	114,277,665	113,089,755	129,589,112

Investing activities:
Activities in securities available-for-sale:
Purchases	(222,831,813)	(268,141,975)	(548,916,132)
Sales	188,586,154	166,415,738	146,082,535
Maturities, prepayments and calls	210,732,980	233,622,196	322,414,157
Activities in securities held-to-maturity:
Sales	-	-	954,388
Maturities, prepayments and calls	1,755,000	1,975,000	1,235,612
(Increase) decrease in loans, net	(440,508,548)	(144,581,478)	194,133,354
Purchases of premises and equipment and software	(5,864,452)	(2,031,265)	(9,587,707)
Decrease (increase) in other investments	17,743,227	(407,504)	(1,878,676)
Net cash (used in) provided by investing activities	(250,387,452)	(13,149,288)	104,437,531

Financing activities:
Net increase (decrease) in deposits	360,848,517	(178,660,721)	9,688,996
Net (decrease) increase in repurchase agreements	(16,923,937)	(14,702,967)	(129,170,717)
Advances from Federal Home Loan Bank:
Issuances	520,000,000	215,000,000	90,000,000
Payments	(670,141,606)	(110,236,705)	(181,149,655)
Net increase in other borrowings	8,682,292	-	-
(Repurchase) exercise of common stock warrants	(755,000)	-	285,000
Exercise of common stock options and stock appreciation rights	866,683	864,805	3,037,064
Excess tax benefit from stock compensation	36,071	13,819	16,776
Preferred dividends paid	(2,127,604)	(4,891,839)	(4,750,000)
Repurchase of preferred shares outstanding	(71,250,000)	(23,750,000)	-
Net cash provided by (used in) financing activities	129,235,416	(116,363,608)	(212,042,536)
Net (decrease) increase in cash and cash equivalents	(6,874,371)	(16,423,141)	21,984,107
Cash and cash equivalents, beginning of year	172,163,040	188,586,181	166,602,074
Cash and cash equivalents, end of year	$165,288,669	$172,163,040	$188,586,181

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform a two step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was adopted by Pinnacle Financial beginning January 1, 2012 and was used in its annual assessment as of September 30, 2012. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial’s reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should Pinnacle Financial’s common stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2012 as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
	2012	2011	2010
Cash Payments:
Interest	$23,506,632	$39,991,746	$60,675,865
Income taxes paid (refunded)	10,249,106	3,988,414	(4,722,776)
Noncash Transactions:
Loans charged-off to the allowance for loan losses	19,657,061	34,849,910	67,543,395
Loans foreclosed upon with repossessions transferred to other real estate	9,052,792	34,580,351	92,873,551

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

Other-than-temporary Impairment — A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security.  To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than-temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established.  If management concludes that a decline in fair value of a security is temporary and, a full recovery of principal and interest is expected and it is not more-likely-than-not that it will be required to sell the security before maturity, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

Mortgage loans held-for-sale — Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and payments have been received and are reflected in the accompanying consolidated statement of operations in gains on mortgage loans sold, net of related costs such as compensation expenses.  Pinnacle Financial does not securitize mortgage loans and does not retain the servicing for loans sold.

Loans — Pinnacle Financial has five loan segments: commercial, commercial real estate, construction and development, consumer and consumer real estate that are determined based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding.  Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2012 and 2011, net deferred loan fees of $1,000,000 and $315,000 respectively, were included in loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by Pinnacle Bank’s primary federal regulator.  At December 31, 2012, approximately 77% of our loan portfolio was assigned a specifically assigned risk rating in the allowance for loan loss assessment.  Certain consumer loans and commercial relationships that possess certain qualifying characteristics are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogenous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which generally is the case but is not limited to when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current interest income.  Interest income is subsequently recognized only if certain cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  A nonaccrual loan is returned to accruing status once the loan has been brought current as to principal and interest and collection is reasonably assured or the loan has been “well-secured” through other techniques.

All loans that are placed on nonaccrual status are further analyzed to determine if they should be classified as impaired loans.  At December 31, 2012, there were no loans classified as nonaccrual that were not also deemed to be impaired.  A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc.).

Loans are charged off when management believes that the full collectability of the loan is unlikely.  As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Allowance for Loan Losses — The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance.  Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, internal and external historical loss experience, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

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

In addition to the independent loan review process, the aforementioned risk ratings are subject to continual review by the loan officer to determine that the appropriate risk ratings are being utilized in our allowance for loan loss process.  At least annually, and in many cases twice per year, our credit policy requires that each risk-rated loan is subject to a formal credit risk review to be performed by the responsible financial advisor.  Each risk rating is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews of a significant portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans, loans assigned to a particular lending officer and/or loan types in certain geographies.

All of the above factors are utilized in the determination of the allowance for loan losses which is composed of the results of two distinct impairment analyses pursuant to the provisions of both ASC 450-20 (formerly SFAS 5) and ASC 310-10-35 (formerly SFAS 114) as discussed below.

ASC 450-20, Loss Contingencies — The ASC 450-20 component of the allowance for loan losses begins with a process of estimating the probable losses based on our internal system of risk ratings and historical loss data for our risk rated portfolio.  Prior to 2010, because of Pinnacle Financial’s limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of Pinnacle Bank’s own historical migration analysis of all loans that were charged-off during the prior eight quarters.  The look-back period in our migration analysis was extended each quarter since and at December 31, 2012 is fifteen quarters which continues to include the losses incurred by Pinnacle Financial in 2009 when the internal historical migration analysis was first adopted. In this current economic environment, we believed the extension of our look-back period in our migration analysis was appropriate due to the risks inherent in our loan portfolio.  Absent the extension, the early cycle periods in which we experienced significant losses would have been excluded from the determination of the allowance for loan losses.  This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. The results of the migration analysis are then compared to other industry factors to determine the loss allocation rates for the risk rated loan portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted 75% to 25%, respectively, to determine a weighted average loss allocation rate for these portfolios.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance allocation for non risk-rated portfolios is based on consideration of our actual historical loss rates and industry loss rates for those particular segments. Non risk-rated loans are evaluated as a group by category rather than on an individual loan basis because these loans are smaller and homogeneous.  We weight the internally and externally-based allocation methodologies for the non risk-rated loan portfolio and determine a weighted average loss allocation rate for these portfolios.

The estimated loan loss allocation for all loan segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 18.6% of the allocated allowance for loan losses under ASC 450-20 at December 31, 2012 compared to 8.8% at December 31, 2011.

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

ASC 310-10-35, Receivables — The ASC 310-10-35 component of the allowance for loan loss is the allowance for impaired loans and troubled debt restructurings.  Generally, loans with an identified weakness and principal balance of $250,000 or more are subject to an individual determination of the amount of impairment that exists for a particular loan. The amount of the impairment is measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans or any loan with a confirming event, the excess is charged off.   Changes to the valuation allowance are recorded as a component of the provision for loan losses.  Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses.

For impaired loans less than $250,000, Pinnacle Financial assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $250,000.  In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements.  At December 31, 2012, the principal balance of these small impaired loans was $5.0 million, which represented 9.9% of all impaired loans.  At December 31, 2011, the principal balance of these small impaired loans was $10.3 million, which represented 14.3% of all impaired loans.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. Pinnacle Financial adopted this ASU in the first quarter of 2012 and has presented a separate Consolidated Statements of Comprehensive Income.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform a two step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was adopted by Pinnacle Financial beginning January 1, 2012 and was used in its annual assessment as of September 30, 2012. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial’s reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered or in the case of a loan participation, a portion of the asset has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Pinnacle Financial, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Pinnacle Financial does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Pinnacle Bank is the lessee with respect to several office locations.  All such leases are being accounted for as operating leases within the accompanying consolidated financial statements.  Several of these leases include rent escalation clauses.  Pinnacle Bank expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method.  At December 31, 2012, the deferred liability associated with these escalating rentals was approximately $2,015,000 and is included in other liabilities in the accompanying consolidated balance sheets.

Other Investments — Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings (Federal Home Loan Bank of Cincinnati). At December 31, 2012 and 2011, the cost of these investments was $14,176,000 and $32,861,000, respectively.  Pinnacle Financial determined that cost approximates the fair value of these investments.  Additionally, Pinnacle Financial has recorded certain investments in other entities, at fair value, of $4,214,000 and $3,400,000 at December 31, 2012 and 2011, respectively.  During 2012 and 2011, Pinnacle Financial recorded losses of $70,000 and gains of $314,000, respectively, due to changes in the fair value of these investments.  As more fully described in footnote 10, Pinnacle Financial has an investment in four Trusts valued at $2,476,000 as of December 31, 2012 and 2011. The Trusts were established to issue subordinated debentures. Also, as part of our compliance with the Community Reinvestment Act, we had investments in low income housing entities totaling $6,096,000 and $5,917,000, net, as of December 31, 2012 and 2011, respectively. These investments are reflected in the accompanying consolidated balance sheets in other investments.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon its acquisition by Pinnacle Bank, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance is recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of noninterest expense.  Net gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.

Included in the accompanying consolidated balance sheet at December 31, 2012 is $26,793,000 of OREO with related property-specific valuation allowances of $8,213,000. At December 31, 2011, OREO totaled $52,711,000 with related property-specific valuation allowances of $12,997,000.  During the years ended December 31, 2012, 2011 and 2010, Pinnacle Financial incurred $11,544,000, $17,432,000, and $29,210,000, respectively, of foreclosed real estate expense, of which $9,470,000, $12,806,000, and $25,732,000 were realized losses on dispositions and holding losses on valuations of OREO properties during 2012, 2011 and 2010, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Assets — Included in other assets as of December 31, 2012 and 2011, is approximately $1,336,000 and $1,318,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial’s primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2012, 2011, and 2010, Pinnacle Financial’s amortization expense was approximately $901,000, $818,000, and $754,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain directors, including policies that were acquired in its merger with Cavalry.   Collectively, these policies are reflected in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2012 and 2011, the aggregate cash surrender value of these policies, which is reflected in other assets, was $49,802,000 and $48,883,000, respectively. Noninterest income related to these policies was $919,000, $1,159,000, and $913,000, during the years ended December 31, 2012, 2011 and 2010, respectively.

Also included in other assets at December 31, 2012 and 2011 is $468,000 and $498,000, respectively, which is related to loan participations which have been sold to correspondent banks prior to 2010.  These amounts represent the present value, net of amortization, of the future net cash flows retained by Pinnacle Financial which is referred to as the loan participation interest rate spread.  These amounts are amortized against net interest income over the life of the loan.  Amortization of these amounts was $30,000, $68,000, and $91,000, for each of the years ended December 31, 2012, 2011, and 2010, respectively.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  At December 31, 2012, Pinnacle Financial has approximately $4.1 million in pre-paid deposit insurance that is included in other assets in the accompanying consolidated balance sheet that will be applied to future FDIC assessment periods.

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

Securities Sold Under Agreements to Repurchase — Pinnacle Financial routinely sells securities to certain treasury management customers and then repurchases these securities the next day.  Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.

Investment Services and Trust Fees — Investment services and trust fees are recognized when earned.  As of December 31, 2012 and 2011, Pinnacle Financial had accumulated approximately $1.24 billion and $1.06 billion, respectively, in brokerage assets under management.  Additionally, the trust department had accumulated approximately $819 million and $633 million at December 31, 2012 and 2011, respectively, in trust assets under management.

Insurance Sales Commissions — Insurance sales commissions are recognized as of the effective date of the policy, which is underwritten by a third-party insurance company, when the premium due under the policy can be reasonably estimated and when the premium is billable to the client, less a provision for commission refunds in the event of policy cancellation prior to termination date.

Advertising — Advertising costs are expensed as incurred. Advertising expenses are included as a component of marketing and other business development and totaled $447,000, $339,000, and $259,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Income Taxes — ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of December 31, 2012, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2012.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group’s return as required by the federal tax laws. The IRS concluded its examination of the 2008, 2009 and 2010 federal tax returns during the second quarter of 2011.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS for the years ended December 31, 2008 through 2012 and the state of Tennessee for the years ended December 31, 2009 through 2012.

As of December 31, 2012, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. Pinnacle Financial’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Income (Loss) Per Common Share — Basic net income (loss) per share available to common stockholders (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period.  Weighted average common shares outstanding for the period does not include unearned restricted shares that have been issued to associates and outside directors.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants, and restricted stock awards. The dilutive effect of outstanding options, common stock appreciation rights, warrants, and restricted stock awards is reflected in diluted EPS by application of the treasury stock method.

As of December 31, 2012, there were approximately 1,311,000 stock options and 7,300 stock appreciation rights outstanding to purchase common shares.  As of December 31, 2011 and 2010, Pinnacle Financial had 267,445 outstanding warrants to purchase common shares.  These warrants were issued in conjunction with Pinnacle Financial’s participation in the U.S. Treasury’s Capital Purchase Program (CPP) as more fully discussed in Note 3. During 2012, these warrants were repurchased.  For the year ended December 31, 2012 and 2011, respectively, approximately 588,000 and 640,000 of dilutive stock options, restricted stock awards with time-based criteria, stock appreciation rights and warrants were included in the diluted earnings per share calculation.  For the year ended December 31, 2012 and 2011, there were common stock options and warrants of 730,300 and 1,208,332, respectively outstanding which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below.  Due to the net loss available to common stockholders for the years ended December 31, 2010, no potentially dilutive shares related to these stock options, stock appreciation rights, and warrants were included in the loss per share calculations, as including such shares would have an anti-dilutive effect on loss per share.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2012:

	2012	2011	2010
Basic earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$38,069,841	$37,072,728	$(30,442,514)

Denominator – Weighted average common shares outstanding	33,899,667	33,420,015	32,789,871
Basic net income (loss) per common share available to common stockholders	$1.12	$1.11	$(0.93)

Diluted earnings per share calculation:
Numerator - Net income (loss) available to common stockholders	$38,069,841	$37,072,728	$(30,442,514)

Denominator – Weighted average common shares outstanding	33,899,667	33,420,015	32,789,871
Dilutive shares contingently issuable	588,141	640,213	-
Weighted average diluted common shares outstanding	34,487,808	34,060,228	32,789,871
Diluted net income (loss) per common share available to common stockholders	$1.10	$1.09	$(0.93)

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial’s other comprehensive income (loss) consists solely of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit).

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

Pinnacle Financial has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information such as prices of similar assets of liabilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while Pinnacle Financial believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Subsequent Events — ASC Topic 855, Subsequent Events, as amended by ASU No. 2010-09, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2012, through the date of the issued financial statements.  During this period there were no material recognizable subsequent events that required recognition or disclosures in the December 31, 2012 financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Acquisitions and Intangibles

Acquisition – Mid-America Bancshares, Inc.  On November 30, 2007, we consummated a merger with Mid-America Bancshares, Inc. (Mid-America), a two-bank holding company located in Nashville, Tennessee. Pinnacle Financial recognized $9.4 million as a core deposit intangible.  This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the years ended December 31, 2012, 2011, and 2010 approximately $987,000, $1,026,000, and $1,062,000, respectively, was recognized in the accompanying consolidated statement of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $700,000 to $1.2 million per year for the next five years.

Acquisition – Cavalry Bancorp, Inc.  On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pinnacle Financial recognized $13.2 million as a core deposit intangible.  This identified intangible is being amortized over seven years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  For the years ended December 31, 2012, 2011 and 2010 approximately $1.6 million, $1.7 million, and $1.8 million, respectively, was recognized in the accompanying consolidated statements of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $273,000 during fiscal 2013.

Acquisition - Beach & Gentry. During the third quarter of 2008, Pinnacle Bank acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry).  Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle Bank, also located in Murfreesboro.  In connection with this acquisition, Pinnacle Financial recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of this intangible amounted to $103,000, $109,000, and $115,000, respectively, during the years ended December 31, 2012, 2011 and 2010.

Note 3.	Participation in U.S. Treasury Capital Purchase Program

On December 12, 2008, Pinnacle Financial issued 95,000 shares of preferred stock to the U.S. Treasury (the Treasury) for $95 million pursuant to the CPP.  For the time the CPP preferred stock was outstanding, the CPP preferred stock was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5% per annum. Pinnacle Financial redeemed the preferred shares issued to the Treasury under the CPP in two transactions.   During the fourth quarter of 2011, Pinnacle Financial redeemed 23,750 of the preferred shares in a transaction totaling approximately $23.9 million, including accrued but unpaid dividends of $142,000.  During the second quarter of 2012, Pinnacle Financial completed the redemption of the remaining 71,250 preferred shares outstanding in a transaction totaling $71.6 million which included accrued but unpaid dividends of $346,000.  Concurrently, Pinnacle Financial accelerated the accretion of the remaining preferred stock discount of approximately $1.7 million during the second quarter of 2012.

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

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits.  At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services.  For the years ended December 31, 2012 and 2011, the average daily balance maintained at the Federal Reserve was approximately $107,609,000 and $112,863,000, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2012 and 2011 are summarized as follows (in thousands):

December 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Government agency securities	$110,817	$49	$414	$110,452
Mortgage-backed securities	360,504	15,770	623	375,651
State and municipal securities	177,364	14,489	126	191,727
Agency-backed securities	17,361	-	9	17,352
Corporate notes	9,881	1,519	4	11,396
	$675,927	$31,827	$1,176	$706,578
Securities held-to-maturity:
State and municipal securities	575	8	-	583
	$575	$8	$-	$583
December 31, 2011:
Securities available-for-sale:
U.S. Government agency securities	$41,978	$344	$9	$42,313
Mortgage-backed securities	623,684	22,254	371	645,567
State and municipal securities	182,206	13,768	22	195,952
Corporate notes	9,687	1,443	-	11,130
	$857,555	$37,809	$402	$894,962
Securities held-to-maturity:
State and municipal securities	2,330	39	-	2,369
	$2,330	$39	$-	$2,369

 At December 31, 2012, approximately $612.1 million of Pinnacle Financial’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of December 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,480	$4,524	$200	$201
Due in one year to five years	34,791	36,140	375	382
Due in five years to ten years	125,863	133,944	-	-
Due after ten years	132,928	138,967	-	-
Mortgage-backed securities	360,504	375,651	-	-
Asset-backed securities	17,361	17,352	-	-
	$675,927	$706,578	$575	$583

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012 and 2011, included in securities were the following investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2012:

U.S. government agency securities	$78,899	$414	$-	$-	$78,899	$414
Mortgage-backed securities	40,988	623	-	-	40,988	623
State and municipal securities	5,179	126	-	-	5,179	126
Agency-backed securities	17,353	9			17,353	9
Corporate notes	162	4	-	-	162	4
Total temporarily-impaired securities	$142,581	$1,176	$-	$-	$142,581	$1,176

At December 31, 2011:

U.S. government agency securities	$5,452	$9	$-	$-	$5,452	$9
Mortgage-backed securities	41,598	341	17,826	30	59,424	371
State and municipal securities	1,967	17	1,205	5	3,172	22
Corporate notes	-	-	-	-	-	-
Total temporarily-impaired securities	$49,017	$367	$19,031	$35	$68,048	$402

The applicable date for determining when securities are in an unrealized loss position is December 31, 2012 and 2011.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month period ended December 31, 2012 and December 31, 2011, but is not in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the table above, at December 31, 2012, Pinnacle Financial had unrealized losses of $1.2 million on $142.6 million of available-for-sale securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, raising funds for liquidity purposes and in the event of a bank merger where certain investment holdings acquired via the merger are outside of the firm’s investment policy. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as it becomes known. The table below shows the fair value of securities that have been sold during 2012 and the amount of gain or loss recognized on those securities (in thousands):

For the quarter ended,	Fair Value of securities sold		Gain recognized	Loss recognized	Net	Other-than- temporary impairment (OTTI)		Gain(loss) on the sale of securities, net of OTTI
March 31, 2012	$14,360	(1)	$148	$-	$148	$34	(2)	$114
June 30, 2012	18,273	(3)	99	-	99	-		99
September 30, 2012	2,791	(4)	7	-	7	57	(4)	(50)
December 31, 2012	153,166	(5)	2,068	-	2,068	80	(6)	1,988

(1)	During the first quarter of 2012, Pinnacle Financial sold these securities due to their relatively short terms until maturity and a weighted average coupon of 0.50%.
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

(5)	During the fourth quarter of 2012, Pinnacle Financial decided to sell thirty bonds based on their relative underperformance compared to expectations.
(6)
During the fourth quarter, Pinnacle Financial determined four mortgage-backed securities were OTTI because of management’s intent to sell them in the fourth quarter. The decision to sell was based on their relative underperformance compared to expectations.

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

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

The information presented herein for December 31, 2011, has been reclassified from the presentation in our Annual Report on Form 10-K for the year ended December 31, 2011 to conform to the December 31, 2012 presentation in that troubled debt restructurings previously included in accruing loans are now presented separately.

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial’s independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank’s primary regulators.  At December 31, 2012, approximately 77% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer.  At least annually, our credit policy requires that every risk rated loan of $500,000 or more be subject to a formal credit risk review process. Each loan grade is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews a significant portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

•	Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.
•
Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans:
Pass	$1,093,628	$649,571	$259,878	$1,390,207	$93,712	$3,486,996
Special Mention	12,670	4,242	29,472	23,133	-	69,517
Substandard (1)	42,343	13,896	19,622	29,513	-	105,374
Total	1,148,641	667,709	308,972	1,442,853	93,712	3,661,887
Impaired loans:
Nonperforming loans
Substandard-nonaccrual	9,290	5,877	4,509	3,035	79	22,790
Doubtful-nonaccrual	1	29	-	3	-	33
Total nonperforming loans	9,291	5,906	4,509	3,038	79	22,823
Troubled debt restructurings(2)
Pass	4,705	3,623	71	502	119	9,020
Special Mention	-	-	-	-	-	-
Substandard	15,559	2,688	-	185	-	18,432
Total troubled debt restructurings	20,264	6,311	71	687	119	27,452
Total impaired loans	29,555	12,217	4,580	3,725	198	50,275
Total loans	$1,178,196	$679,926	$313,552	$1,446,578	$93,910	$3,712,162
December 31, 2011	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans:
Pass	$994,059	$643,924	$204,696	$1,098,898	$63,218	$3,004,795
Special Mention	19,403	15,225	27,553	17,029	649	79,859
Substandard (1)	72,160	18,235	28,957	16,073	1	135,426
Total	1,085,622	677,384	261,206	1,132,000	63,868	3,220,080
Impaired loans:
Nonperforming loans
Substandard-nonaccrual	9,962	11,990	12,965	11,194	551	46,662
Doubtful-nonaccrual	-	497	-	696	-	1,193
Total nonperforming loans	9,962	12,487	12,965	11,890	551	47,855
Troubled debt restructurings(2)
Pass	193	3,631	77	949	242	5,092
Special Mention	-	-	-	-	-	-
Substandard	15,185	2,243	-	896	-	18,324
Total troubled debt restructurings	15,378	5,874	77	1,845	242	23,416
Total impaired loans	25,340	18,361	13,042	13,735	793	71,271
Total loans	$1,110,962	$695,745	$274,248	$1,145,735	$64,661	$3,291,351

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by Pinnacle Bank’s primary regulators for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $105.4 million at December 31, 2012, compared to $135.4 million at December 31, 2011.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At December 31, 2012 and December 31, 2011, all loans classified as nonaccrual were deemed to be impaired.  The principal balances of these nonaccrual loans amounted to $22.8 million and $47.9 million at December 31, 2012 and December 31, 2011, respectively, and are included in the table above.  For the twelve months ended December 31, 2012, the average balance of nonaccrual loans was $38.4 million as compared to $60.8 million for the twelve months ended December 31, 2011.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.4 million, $5.0 million and $7.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at December 31, 2012, 2011 and 2010 by loan classification and the amount of interest income recognized on a cash basis throughout the quarter and year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At December 31, 2012			For the year ended December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,740	$11,187	$-	$11,194	$-
Consumer real estate – mortgage	3,641	6,394	-	6,394	-
Construction and land development	1,546	2,062	-	2,063	-
Commercial and industrial	1,547	1,761	-	1,896	-
Consumer and other	-	-	-	-	-
Total	$15,474	$21,404	$-	$21,547	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$551	$1,841	$154	$3,228	$-
Consumer real estate – mortgage	2,265	4,473	573	5,828	-
Construction and land development	2,963	4,701	201	5,102	-
Commercial and industrial	1,491	2,459	814	2,528	-
Consumer and other	79	179	22	180	-
Total	$7,349	$13,653	$1,764	$16,866	$-

Total Nonaccrual Loans	$22,823	$35,057	$1,764	$38,413	$-

	At December 31, 2011			For the year ended December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$9,345	$12,099	$-	$12,450	$5
Consumer real estate – mortgage	9,248	9,961	-	10,140	-
Construction and land development	6,917	9,093	-	9,288	37
Commercial and industrial	3,036	3,546	-	3,689	-
Consumer and other	-	-	-	-	-
Total	$28,546	$34,699	$-	$35,567	$42

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$617	$661	$57	$792	$-
Consumer real estate – mortgage	3,239	4,902	301	5,005	-
Construction and land development	6,048	6,822	1,264	7,074	-
Commercial and industrial	8,854	11,041	2,767	11,497	-
Consumer and other	551	856	51	857	-
Total	$19,309	$24,282	$4,440	$25,225	$-

Total Nonaccrual Loans	$47,855	$58,981	$4,440	$60,792	$42

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2010			For the year ended December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$10,585	$12,468	$-	$12,478	$278
Consumer real estate – mortgage	4,063	5,041	-	5,041	83
Construction and land development	31,106	35,525	-	35,631	188
Commercial and industrial	2,865	5,501	-	5,501	9
Consumer and other	272	368	-	368	-
Total	$48,891	$58,903	$-	$59,019	$558

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,957	$2,328	$176	$2,328	$55
Consumer real estate – mortgage	4,972	5,869	3,998	5,875	143
Construction and land development	12,408	12,619	568	12,623	234
Commercial and industrial	11,875	13,005	3,825	12,996	324
Consumer and other	760	846	390	846	17
Total	$31,972	$34,667	$8,957	$34,668	$773

Total Nonaccrual Loans	$80,863	$93,570	$8,957	$93,687	$1,331

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulators and no specific allowance is carried related to those loans.

Pinnacle Financial’s policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the year ended December 31, 2012 and $42,000 and $1.3 million of interest income during the years ended December 31, 2011 and 2010, respectively.

At December 31, 2012 and 2011, there were $27.5 million and $23.4 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank’s Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial’s overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring by loan classification made during the year ended December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	4	$11,539	$10,022	9	$15,378	$12,619
Consumer real estate – mortgage	4	834	718	16	5,874	5,358
Construction and land development	-	-	-	2	77	65
Commercial and industrial	-	-	-	26	1,845	1,563
Consumer and other	1	36	31	4	242	205
	9	$12,409	$10,771	57	$23,416	$19,810

During the year ended December 31, 2012, two commercial real estate loans totaling $3.2 million, eight commercial and industrial loans totaling $476,000 and two consumer loans totaling $153,000 which were previously classified as troubled debt restructurings subsequently defaulted.  For the year ended December 31, 2011, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted, within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank’s total risk-based capital to borrowers in the following industries at December 31, 2012 with the comparative exposures for December 31, 2011 (in thousands):

	At December 31, 2012
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2011

Lessors of nonresidential buildings	$382,238	$57,999	$440,237	$509,003
Lessors of residential buildings	191,693	24,206	215,899	177,414
Land subdividers	92,613	15,670	108,283	119,106

The table below presents past due balances at December 31, 2012 and 2011, by loan classification and segment allocated between performing and nonperforming status (in thousands):

December 31, 2012	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Nonperforming(1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$462	$-	$462	$8,091	$585,848	$594,401
All other	41	-	41	1,200	582,554	583,795
Consumer real estate – mortgage	3,870	-	3,870	5,906	670,150	679,926
Construction and land development	3,511	-	3,511	4,509	305,532	313,552
Commercial and industrial	2,549	-	2,549	3,038	1,440,991	1,446,578
Consumer and other	444	-	444	79	93,387	93,910
	$10,877	$-	$10,877	$22,823	$3,678,462	$3,712,162

December 31, 2011
Commercial real estate:
Owner-occupied	$2,489	$-	$2,489	$6,735	$572,746	$581,970
All other	3,260	-	3,260	3,227	522,505	528,992
Consumer real estate – mortgage	2,589	254	2,843	12,487	680,415	695,745
Construction and land development	1,572	-	1,572	12,965	259,711	274,248
Commercial and industrial	648	604	1,252	11,890	1,132,593	1,145,735
Consumer and other	526	-	526	551	63,584	64,661
	$11,084	$858	$11,942	$47,855	$3,231,554	$3,291,351

(1)	Approximately $9.4 million and $25.5 million of nonaccrual loans as of December 31, 2012 and 2011, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification for accruing and nonperforming loans at December 31, 2012 and 2011 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses

	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Commercial real estate –mortgage	$16,642	$20,581	$154	$57	$2,838	$2,759	$19,634	$23,397
Consumer real estate – mortgage	7,336	9,485	573	301	853	516	8,762	10,302
Construction and land development	8,953	10,764	201	1,264	10	12	9,164	12,040
Commercial and industrial	23,829	17,740	814	2,767	95	282	24,738	20,789
Consumer and other	1,055	1,037	22	51	17	37	1,094	1,125
Unallocated	-	-	-	-	-	-	6,025	6,322
	$57,815	$59,607	$1,764	$4,440	$3,813	$3,606	$69,417	$73,975

(1)
Troubled debt restructurings of $27.5 million and $23.4 million as of December 31, 2012 and 2011, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the allowance for loan losses from December 31, 2010 to December 31, 2011 to December 31, 2012 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2009	$22,505	$10,725	$23,027	$26,332	$2,456	$6,914	$91,959
Charged-off loans	(9,041)	(6,769)	(27,526)	(23,555)	(652)	-	(67,543)
Recovery of previously charged-off loans	343	377	2,618	874	252	-	4,464
Provision for loan losses	5,445	5,565	21,003	17,775	(182)	4,089	53,695
Balances, December 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(3,044)	(5,076)	(10,157)	(15,360)	(1,213)	-	(34,850)
Recovery of previously charged-off loans	116	495	1,530	2,167	144	-	4,452
Provision for loan losses	7,073	4,985	1,545	12,556	320	(4,681)	21,798
Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(4,667)	(6,731)	(2,530)	(4,612)	(1,117)	-	(19,657)
Recovery of previously charged-off loans	285	818	1,155	7,175 (1)	97	-	9,530
Provision for loan losses	619	4,373	(1,501)	1,386	989	(297)	5,569
Balances, December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417

(1)	Includes the 2012 $5.6 million recovery of a loan previously charged off in 2009.

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

At December 31, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $8.8 million to current directors, executive officers, and their related entities, of which $8.1 million had been drawn upon.  At December 31, 2011, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.8 million to directors, executive officers, and their related entities, of which approximately $9.6 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2012 or 2011.

Residential Lending

At December 31, 2012, Pinnacle Financial had approximately $41.2 million of mortgage loans held-for-sale compared to approximately $35.4 million at December 31, 2011.  Pinnacle Financial generally has an agreement for the subsequent sale of the mortgage loan prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three years ended December 31, 2012, Pinnacle Financial recognized $6.7 million, $4.1 million and $4.1 million, respectively, in gains on the sale of these loans, net of commissions paid.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From inception of Pinnacle Bank’s mortgage department in January 2003 through December 31, 2012, Pinnacle Bank originated and sold approximately 13,000 mortgage loans totaling $2.821 billion to third-party purchasers.  Of the approximately 13,000 mortgage loans, Pinnacle Bank underwrote approximately 3,300 conventional loans at an 80% or less loan-to-value that were sold to other investors and underwrote 2,800 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle Bank until settlement with the purchaser.

Based on information currently available, management believes that it does not have material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the current focus on foreclosure practices of financial institutions nationwide, Pinnacle Bank evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At December 31, 2012, Pinnacle Bank has $679.9 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 7.	Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2012 and 2011 are summarized as follows (in thousands):

	Range of Useful Lives	2012	2011
Land	Not applicable	$19,256	$19,206
Buildings	15 to 30 years	47,918	46,155
Leasehold improvements	15 to 20 years	19,031	18,820
Furniture and equipment	3 to 15 years	50,711	47,483
		136,916	131,664
Accumulated depreciation and amortization		(61,111)	(54,537)
		$75,805	$77,127

Depreciation and amortization expense was approximately $6.6 million, $6.6 million, and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities.  Rent expense related to these leases for 2012, 2011 and 2010 totaled $4.1 million, $3.8 million and $4.3 million, respectively.  At December 31, 2012, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2013	$3,665
2014	3,629
2015	3,520
2016	3,602
2017	3,469
Thereafter	30,191
$48,076

Note 8.	Deposits

At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

2013	$439,470
2014	82,911
2015	36,950
2016	24,229
2017	22,896
Thereafter	-
$606,456

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, at December 31, 2012 and 2011, approximately $87.2 million and $104.3 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2012 and 2011, Pinnacle Financial had $1.0 million and $1.7 million, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Note 9.	Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $683.3 million as collateral under the borrowing agreements with the FHLB.

At December 31, 2012 and 2011, Pinnacle Financial had received advances from the FHLB totaling $75,609,000 and $225,750,000, respectively.  Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $241,000 and $319,000 at December 31, 2012 and 2011, respectively.  At December 31, 2012, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates

2013	$25,000	0.21%
2014	35,000	1.79%
2015	-	0.00%
2016	15,000	2.87%
2017	-	0.00%
Thereafter	609	2.48%
	$75,609
Weighted average interest rate		1.49%

During 2012, Pinnacle Bank restructured approximately $60.0 million of FHLB advances to reduce our ongoing funding costs.  This restructuring was undertaken to reduce the weighted average interest rates on those FHLB advances of 1.91%.  The terms of the replacement advances are similar to those of the advances restructured, other than interest rate.  This restructuring resulted in a one-time charge of $2.1 million during the fourth quarter of 2012.

At December 31, 2012, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta’s discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month.  At December 31, 2012, there was no balance owed to the Federal Reserve Bank or other correspondents under these agreements. At December 31, 2012, Pinnacle Financial had approximately $1.5 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit.  At December 31, 2012, Pinnacle Bank was not carrying any balances under these arrangements.

Note 10.	Investments in Affiliated Companies and Subordinated Debt

On August 5, 2008, Pinnacle Bank entered into a $15 million subordinated term loan with a regional bank. During the third quarter of 2012, Pinnacle Bank repaid this subordinated term loan.

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

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2012
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.11%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.71%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.96%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.16%

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

Under current Federal Reserve capital adequacy guidelines, the Trust Preferred Securities are treated as Tier I capital so long as Pinnacle Financial has less than $15 billion in assets.  The Federal Reserve proposed regulations in June 2012 that would gradually phase out Tier I capital treatment over ten years commencing December 2013, for trust preferred securities by bank holding companies with less than $15 billion in assets.

Combined summary financial information for the Trusts follows (in thousands):

Combined Summary Balance Sheets
	December 31, 2012	December 31, 2011
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$-	$-

Stockholder’s equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476
Total stockholder’s equity	82,476	82,476
Total liabilities and stockholder’s equity	$82,476	$82,476

Combined Summary Income Statements
	Year ended December 31,
	2012	2011	2010
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$2,218	$2,082	$2,749
Net Income	$2,218	$2,082	$2,749

Combined Summary Statements of Stockholder’s Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder’s Equity
Balances, December 31, 2009	$80,000	$2,476	$-	$82,476
Net income	-	-	2,749	2,749
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,669)	(2,669)
Common- paid to Pinnacle Financial	-	-	(80)	(80)
Balances, December 31, 2010	$80,000	$2,476	$-	$82,476
Net income	-	-	2,082	2,082
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,017)	(2,017)
Common- paid to Pinnacle Financial	-	-	(65)	(65)
Balances, December 31, 2011	$80,000	$2,476	$-	$82,476
Net income	-	-	2,218	2,218
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,151)	(2,151)
Common- paid to Pinnacle Financial	-	-	(67)	(67)
Balances, December 31, 2012	$80,000	$2,476	$-	$82,476

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of December 31, 2012, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2012. As of December 31, 2012, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

Income tax expense (benefit) attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Current tax expense (benefit):
Federal	$19,096	$8,157	$(13,412)
State	-	-	-
Total current tax expense (benefit)	$19,096	8,157	(13,412)
Deferred tax expense (benefit):
Federal	485	(19,646)	13,482
State	1,063	(3,749)	4,340
Total deferred tax expense (benefit)	1,548	(23,395)	17,822
Total income tax expense (benefit)	$20,644	$(15,238)	$4,410

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2012 is as follows (in thousands):

	2012	2011	2010

Income tax expense (benefit) at statutory rate	$21,885	$9,975	$(6,962)
State excise tax expense (benefit), net of federal tax effect	1,063	(255)	(2,305)
Tax-exempt securities	(2,517)	(2,655)	(3,017)
Federal tax credits	-	-	(360)
Bank owned life insurance	(322)	(406)	(320)
Insurance premiums	(243)	(151)	(301)
Other items	778	734	600
Deferred tax valuation allowance	-	(22,480)	17,075
Income tax expense (benefit)	$20,644	$(15,238)	$4,410

Pinnacle Financial's effective tax rate for 2012 and 2011 differs from the Federal income tax statutory rate of 35% primarily due to a state excise tax expense (benefit), investments in bank qualified municipal securities, bank owned life insurance, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.  Also in fiscal 2011, Pinnacle Financial reversed the beginning of year valuation allowance against net deferred tax assets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Loan loss allowance	$26,777	$28,684
Loans	423	783
Insurance	691	664
Accrued liability for supplemental retirement agreements	510	476
Restricted stock and stock options	3,777	3,525
Net operating loss carryforward	3,593	4,753
Alternative minimum tax carryforward	-	3,341
Other real estate owned	3,222	2,076
Other deferred tax assets	1,430	1,152
Total deferred tax assets	40,423	45,454

Deferred tax liabilities:
Depreciation and amortization	7,110	7,522
Core deposit intangible asset	1,700	2,735
Securities	12,024	14,675
REIT dividends	371	1,179
FHLB related liabilities	1,724	3,016
Other deferred tax liabilities	554	489
Total deferred tax liabilities	23,483	29,616
Net deferred tax assets	$16,940	$15,838

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively determined. Primarily as a result of credit losses, Pinnacle Financial entered into a three-year cumulative pre-tax loss position in 2010. A three-year cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome and accordingly, Pinnacle Financial established a valuation allowance against the net deferred tax asset at June 30, 2010. Subsequently, Pinnacle Financial reported increasing profitability in subsequent fiscal quarters, demonstrated an improved ability to produce reliable results, and realized an improvement in overall asset quality and related credit metrics. Due to these factors, other positive trends and the relatively short period of time in which Pinnacle Financial forecasted to exit a three-year cumulative pre-tax loss position and utilize our net deferred tax asset, Pinnacle Financial determined during the quarter ended September 30, 2011 that sufficient positive evidence, both subjective and objective, existed to reverse the beginning of the year deferred tax valuation allowance.

Note 12.	Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At December 31, 2012, these commitments amounted to $1.03 billion, of which approximately $166 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At December 31, 2012, these commitments amounted to $74.7 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2012, Pinnacle Financial had accrued $1,898,000 for the inherent risks associated with off balance sheet commitments.

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank’s customers within the State of Tennessee alleging that Pinnacle Bank’s method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment of unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys’ fees.  Pinnacle Financial and Pinnacle Bank are vigorously contesting this matter.  On January 17, 2012, Pinnacle Financial and Pinnacle Bank filed a motion to dismiss the complaint. The motion to dismiss was granted without prejudice to Pinnacle Financial and denied as to Pinnacle Bank on April 13, 2012, and Pinnacle Bank filed an answer on May 30, 2012.  Based on our current knowledge, Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial’s consolidated financial condition, operating results or cash flows.

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these routine claims outstanding at December 31, 2012 will not have a material impact on Pinnacle Financial’s consolidated financial condition, operating results or cash flows.

Note 13.	Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2012, 2011, and 2010. Pinnacle Financial’s expense associated with the matching component of the plan(s) for each of the years in the three-year period ended December 31, 2012 was approximately $2,185,000, $1,887,000 and $1,931,000, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Prior to the merger with Pinnacle Financial on March 15, 2006, Cavalry had adopted nonqualified noncontributory supplemental retirement agreements (the Cavalry SRAs) for certain directors and executive officers of Cavalry.  Cavalry invested in and, as a result of the Cavalry merger, Pinnacle Financial is the owner of single premium life insurance policies on the life of each participant and is the beneficiary of the policy value.  When a participant retires, the accumulated gains on the policy allocated to such participant, if any, will be distributed to the participant in equal installments for 15 years (the Primary Benefit).  In addition, any annual gains after the retirement date of the participant will be distributed on an annual basis for the lifetime of the participant (the Secondary Benefit).  As a result of the merger with Pinnacle Financial, all participants became fully vested in the Cavalry SRAs.  No new participants have been added to the Cavalry SRAs following the merger with Pinnacle Financial.

The Cavalry SRAs also provide the participants with death benefits, which is a percentage of the net death proceeds for the policy, if any, applicable to the participant.  The death benefits are not taxable to Pinnacle Financial or the participant’s beneficiary.

Pinnacle Financial recognized approximately $201,000, $330,000, and $63,000 in compensation expense in each year of the three-year period ended December 31, 2012 related to the Cavalry SRAs.  During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  Two individuals remain as participants in the Cavalry SRAs.  At December 31, 2012, 2011 and 2010, included in other liabilities is $1,301,000, $1,200,000, and $994,000, respectively, which represents the net present value of the future obligation owed the two remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2012, 2011 and 2010.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Stock Options, Stock Appreciation Rights, Restricted Shares and Salary Stock Units

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share, restricted stock unit and salary stock unit awards to employees and directors.  As a result of an amendment to the 2004 Plan approved by stockholders on April 17, 2012, total shares remaining available for issuance under the 2004 Equity Incentive Plan were increased, and at December 31, 2012, totaled approximately 764,000.

During the first quarter of 2006 and in connection with its merger with Cavalry, Pinnacle Financial assumed a third equity incentive plan, the 1999 Cavalry Bancorp, Inc. Stock Option Plan (the Cavalry Plan).  All options granted under the Cavalry Plan were fully vested prior to Pinnacle Financial’s merger with Cavalry and expired at various dates between January 2011 and June 2012.  In connection with the merger, all options to acquire Cavalry common stock were converted to options to acquire Pinnacle Financial common stock at the 0.95 exchange ratio.  The exercise price of the outstanding options under the Cavalry Plan was adjusted using the same exchange ratio.  All other terms of the Cavalry options were unchanged.  At December 31, 2012, all shares of Pinnacle Financial common stock which could be acquired by the participants in the Cavalry Plan had been exercised and none remained outstanding.

On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the Mid-America Plans).  All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial’s merger with Mid-America and expire at various dates between June 2011 and July 2017.  In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio.  The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share.  All other terms of the Mid-America options and stock appreciation rights were unchanged.  At December 31, 2012, there were 138,570 Pinnacle shares which could be acquired by the participants in the Mid-America Plans at exercise prices that ranged between $12.89 per share and $20.41 per share.  At December 31, 2012, there were approximately 84,000 shares available for issue under the Mid-America Plans to associates of Pinnacle Financial that were associates of Mid-America or its affiliates at the time of the merger.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2012, of the approximately 1,311,000 stock options and 7,300 stock appreciation rights outstanding, 470,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 840,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder.  Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise.  All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.  All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2012 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2009	2,149,774	$17.54
Granted	-	-
Stock options exercised	(316,014)	6.45
Stock appreciation rights exercised (2)	(13)	15.60
Forfeited	(37,962)	21.89
Outstanding at December 31, 2010	1,795,785	$19.49
Granted	-	-
Stock options exercised	(163,829)	6.20
Stock appreciation rights exercised (2)	-	15.60
Forfeited	(50,918)	23.44
Outstanding at December 31, 2011	1,581,038	$20.81
Granted	-	-
Stock options exercised	(245,201)	6.78
Stock appreciation rights exercised (2)	(28)	15.60
Forfeited	(17,108)	25.90
Outstanding at December 31, 2012	1,318,701	$23.36	3.14	$ 2,203
Outstanding and expected to vest at December 31, 2012	1,318,701	$23.36	3.14	$ 2,203
Options exercisable at December 31, 2012	1,286,030	$23.40	3.10	$ 2,203

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $18.84 per common share at December 31, 2012 for the 331,571 options and stock appreciation rights that were in-the-money at December 31, 2012.

(2)
The 232 stock appreciation rights exercised during 2010 settled in 13 shares of Pinnacle Financial common stock. There were no stock appreciation rights exercised during 2011. The 348 stock appreciation rights exercised during 2012 settled in 28 shares of Pinnacle Financial common stock.

During the year ended December 31, 2012, approximately 97,155 option awards vested at an average exercise price of $27.58.  Those awards which vested had no intrinsic value.  During each of the years in the three-year period ended December 31, 2012, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial’s equity incentive plans was $2,501,000, $1,330,000 and $1,919,000, respectively, determined as of the date of option exercise.

As of December 31, 2012, there was approximately $12,470 of total unrecognized compensation cost related to unvested stock options granted under our equity incentive plans. That cost will be recognized during the first quarter of 2013.

Pinnacle Financial adopted ASC 718-20 Compensation using the modified prospective transition method on January 1, 2006. Accordingly, during the three-years ended December 31, 2012, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for all stock-based awards granted after January 1, 2006, based on fair value estimates using the Black-Scholes valuation model.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. As ASC 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2012, 2011, and 2010 has been reduced for estimated forfeitures. The impact on the results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with ASC 718-20 (related to stock option awards) for the three-year period ended December 31, 2012 was as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Awards granted with the intention to be classified as incentive stock options	Non-qualified stock option awards	Totals
For the year ended December 31,2012:
Stock-based compensation expense	$-	$394,466	$394,466
Deferred income tax benefit	-	154,749	154,749
Stock-based compensation expense after deferred income tax benefit	$-	$239,717	$239,717
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.01	$0.01
Fully diluted	$0.00	$0.01	$0.01

For the year ended December 31,2011:
Stock-based compensation expense	$-	$1,196,059	$1,196,059
Deferred income tax benefit	-	469,214	469,214
Stock-based compensation expense after deferred income tax benefit	$-	$726,845	$726,845
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.02	$0.02
Fully diluted	$0.00	$0.02	$0.02

For the year ended December 31,2010:
Stock-based compensation expense	$46,058	$1,631,235	$1,677,293
Deferred income tax benefit	-	639,933	639,933
Stock-based compensation expense after deferred income tax benefit	$46,058	$991,302	$1,037,360
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.03	$0.03
Fully diluted	$0.00	$0.03	$0.03

There have been no options granted by Pinnacle Financial since 2009.

Restricted Shares

Additionally, Pinnacle Financial’s 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2012 under the 2004 Equity Incentive Plan.  During the three-year period ended December 31, 2012, Pinnacle Financial awarded 315,069 shares in 2010, 361,966 shares in 2011 and 156,645 shares in 2012 of restricted common stock awards to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the years ended December 31, 2012, 2011, and 2010 follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2009	480,884	$21.03
Shares awarded	315,069	14.35
Restrictions lapsed and shares released to associates/directors	(80,028)	18.60
Shares forfeited	(75,431)	22.37
Unvested at December 31, 2010	640,394	$17.63
Shares awarded	361,966	13.38
Restrictions lapsed and shares released to associates/directors	(90,406)	17.62
Shares forfeited	(62,251)	20.66
Unvested at December 31, 2011	849,703	$15.61
Shares awarded	156,645	16.48
Restrictions lapsed and shares released to associates/directors	(211,913)	16.28
Shares forfeited	(54,526)	18.23
Unvested at December 31, 2012	739,909	$15.45

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2012. The table below reflects the life-to-date activity for these awards:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Withheld for taxes by participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2010	Associates	5	140,849	41,537	10,621	18,108	70,583
2011	Associates	5	144,145	21,463	6,246	12,297	104,139
2012	Associates	5	141,665	-	-	7,400	134,265
Performance Based Awards (3)
2010	Leadership team (4)	10	59,568	11,392	3,280	-	44,896
2010	Leadership team (5)	3	39,250	-	-	-	39,250
2010	Leadership team (6)	2	58,203	42,110	16,093	-	-
2011	Leadership team (4)	10	152,093	7,005	2,103	-	142,985
2011	Leadership team (5)	3	29,595	-	-	-	29,595
2011	Leadership team (5)	3	21,097	5,581	1,465	-	14,051
Outside Director Awards (7)
2010	Outside directors	1	17,199	14,882	2,317	-	-
2011	Outside directors	1	15,036	10,339	2,191	2,506	-
2012	Outside directors	1	14,980	-	-	-	14,980

(1)
Groups include our employees (referred to as associates above), our executive managers (referred to as our Leadership Team above) and our outside directors.  Included in the Leadership Team awards noted above are awards to our named executive officers. When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares other than to Pinnacle Financial in satisfaction of withholding tax obligations until the later of the date that the forfeiture restrictions have lapsed and the date we redeemed the remaining outstanding shares of Series A preferred stock.  Once the forfeiture restrictions lapse, the participant is taxed on the value of the award and may elect to sell shares to pay the applicable income taxes associated with the award or have these shares remitted to Pinnacle Financial.

(2)	These shares vest in equal annual installments on the first five anniversary dates of the grant.
(3)
The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period (or alternatively, the cumulative vesting period), excluding the impact of any merger related expenses.  For those grants with a 10 year vesting period, the vesting period for an individual award is equal to ten years or the number of years remaining before an associate reaches the age of 65, whichever is less.

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

(6)
The forfeiture restrictions on these restricted share awards lapse in one lump sum on the second anniversary date of the grant so long as Pinnacle Financial is profitable for the fiscal year immediately preceding the vesting date.

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

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2012, follows:

	2012	2011	2010

Restricted stock expense (1)	$3,270,028	$3,239,677	$2,303,720
Income tax benefit	1,282,832	1,270,925	903,749
Restricted stock expense, net of income tax benefit	$1,987,196	$1,968,752	$1,399,971
Impact on per share results from restricted stock expense:
Basic	$0.06	$0.06	$0.04
Fully diluted	$0.06	$0.06	$0.04

(1)
During the years ended December 31, 2011 and 2010, $149,000 in previously expensed compensation associated with certain tranches of performance-based restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards, which were previously expected to be met, were unlikely to be achieved.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Pinnacle Financial granted 144,350 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2012.  These restricted share units will be settled with the issuance of 130,875 restricted shares upon the filing of Pinnacle Financial’s 2012 Annual Report on Form 10-K. Further, following the redemption of the preferred stock issued to the U.S. Treasury as a part of the CPP, the Human Resources and Compensation Committee (HRCC) also granted 82,429 restricted stock units to our senior executive officers in the second quarter of 2012. These restricted share units will be settled with the issuance of 68,828 restricted share awards upon the filing of Pinnacle Financial’s 2012 Annual Report on Form 10-K. The number of restricted shares that will be issued in settlement of the restricted share units was determined based upon the achievement of certain predetermined profitability goals for 2012 that were established on January 13, 2012 by the HRCC.  The number of restricted shares issuable in settlement of these restricted share units ranged between 0% and 100% based on the level of 2012 profitability.   Once converted to restricted share awards with a grant date in 2013, the forfeiture restrictions on the number of restricted shares issued in settlement of these restricted share units will lapse in 20% increments over the following five years based on the achievement of soundness thresholds to be set by the HRCC in January of each respective fiscal year.

Salary Stock Unit Awards

During 2011, the HRCC of Pinnacle Financial adopted and approved the issuance of Salary Stock Units (SSU) to Pinnacle Financial’s named executive officers. The SSUs were designed to comply with the Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance issued on June 15, 2009.  SSUs were accrued and earned by the named executive officers over the course of the year during each payroll period, subject to such executive officer’s continued employment with Pinnacle Financial. The SSUs granted to named executive officers in 2012 were immediately vested (and therefore not subject to forfeiture) and were payable in shares of Pinnacle Financial’s common stock on, or as soon as administratively practical following, December 30, 2012 (Settlement Date), but in no event later than two and one-half months following the Settlement Date. Following the redemption of all of the remaining outstanding preferred stock issued to the Treasury as part of the CPP, the HRCC terminated issuances of SSUs to these named executive officers effective June 30, 2012.  No share issuance and no expense was recorded following this termination.  For the year ended December 31, 2012, Pinnacle Financial issued 57,508 SSUs and recognized approximately $1,000,000 in compensation costs attributable to the SSUs compared to 54,526 and approximately $777,000 for the year ended December 31, 2011. Effective December 31, 2012, the 57,508 SSUs issued in 2012 were settled into 44,133 shares of Pinnacle Financial common stock, net of the 13,375 shares which were withheld for taxes compared to 42,688 shares, net of 11,838 shares which were withheld for taxes which were settled effective December 31, 2011 in relation to the 54,526 SSUs granted in 2011.

Note 15.	Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Beginning in 2007, Pinnacle Financial entered into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk.  These swaps qualify as derivatives, but are not designated as hedging instruments. All of the derivatives held at December 31, 2012 and 2011 related to these customer swaps.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  As such, Pinnacle Financial has recorded a credit valuation adjustment for counter-party credit risk. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes Pinnacle Financial, and results in credit risk to Pinnacle Financial.  When the fair value of a derivative instrument contract is negative, Pinnacle Financial owes the customer or counterparty and therefore, Pinnacle Financial has no credit risk.

A summary of Pinnacle Financial’s interest rate swaps as of December 31, 2012 is included in the following table (in thousands):

	At December 31, 2012		At December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$236,377	$16,132	$257,639	$17,937
Pay variable / receive fixed swaps	236,377	(16,366)	257,639	(18,147)
Total	$472,754	$(234)	$515,278	$(210)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Employment Contracts

Pinnacle Financial has entered into, and subsequently amended, four continuously automatic-renewing three-year employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer.  These agreements, as amended, will always have a three-year term unless any of the parties to the agreements gives notice of intent not to renew the agreement.  The agreements specify that in certain defined “Terminating Events,” Pinnacle Financial will be obligated to pay each of the five senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses.  These Terminating Events include disability, cause, without cause and other events.  After redemption of the preferred shares issued as part of Pinnacle Financial’s participation in the CPP, Pinnacle Financial entered into, and subsequently amended, a change of control agreement with its Senior Credit Officer.

Note 17.	Related Party Transactions

A local public relations company, of which one of Pinnacle Financial’s directors is a principal, provides various services for Pinnacle Financial.  For each of the years in the three-year period ended December 31, 2012, Pinnacle Financial incurred approximately $78,000, $242,000, and $234,000, respectively, in expense for services rendered by this public relations company.  A former director is an officer of insurance firm that serves as an agent in securing insurance in such areas as Pinnacle Financial’s property and casualty insurance and other insurance policies. The insurance firm is wholly-owned by another bank holding company.

Also see Note 6- “Loans and Allowance for Loan Losses”, concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 13 – Salary Deferral Plans regarding supplemental retirement agreement obligations to two directors who were formerly directors of Cavalry.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming loans – A loan is considered to be nonperforming when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonperforming loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonperforming loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Nonperforming loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

Alternative investments – Included in other investments are alternative investments in certain nonpublic private equity funds and start-up companies.  The valuation of nonpublic private equity investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market-values are not readily available.

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon, or acquired through deed in lieu of foreclosure, by Pinnacle Bank through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable.  OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value.  Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and interest rate swap agreements.  Pinnacle Financial uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value of the bank owned life insurance.  Pinnacle Financial reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. Pinnacle Financial does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial’s pricing models that utilize observable market inputs.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements.  The fair value of these liabilities is based on Pinnacle Financial’s pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial instruments carried at fair value as of December 31, 2012 and 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

December 31, 2012	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$110,452	$-	$110,452	$-
Mortgage-backed securities	375,651	-	375,651	-
State and municipal securities	191,727	-	191,727	-
Agency- backed securities	17,352		17,352
Corporate notes and other	11,396	-	11,396	-
Total investment securities available-for-sale	706,578	-	706,578	$-
Alternative investments	4,214	-	-	4,214
Other assets	16,599	-	16,132	467
Total assets at fair value	$727,391	$-	$722,710	$4,681

Other liabilities	$16,366	$-	$16,366	$-
Total liabilities at fair value	$16,366	$-	$16,366	$-

December 31, 2011
Investment securities available-for-sale:
U.S. government agency securities	$42,313	$-	$42,313	$-
Mortgage-backed securities	645,567	-	645,567	-
State and municipal securities	195,952	-	195,952	-
Corporate notes and other	11,130	-	11,130	-
Total investment securities available-for-sale	894,962	-	894,962	-
Alternative investments	3,400	-	-	3,400
Other assets	18,436	-	17,937	499
Total assets at fair value	$916,798	$-	$912,899	$3,899

Other liabilities	$18,147	$-	$18,147	$-
Total liabilities at fair value	$18,147	$-	$18,147	$-

December 31, 2012	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
Other real estate owned	$18,580	$-	$-	$18,580	$(5,428)
Nonperforming loans, net (1)	21,059	-	-	21,059	(4,745)
Total	$39,639	$-	$-	$39,639	$(10,173)

December 31, 2011
Other real estate owned	$39,714	$-	$-	$39,714	$(6,890)
Nonperforming loans, net (1)	43,415	-	-	43,415	(8,661)
Total	$83,129	$-	$-	$83,129	$(15,551)

(1)	Amount is net of a valuation allowance of $1.8 million at December 31, 2012 and $4.4 million at December 31, 2011 as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2012, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2012 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2012		2011
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$3,899	$-	$3,238	$-
Total net realized (losses) gains included in income	(101)	-	268	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31	-	-	-	-
Purchases, issuances and settlements, net	883	-	393	-
Transfers out of Level 3	-	-	-	-
Fair value, December 31	$4,681	$-	$3,899	$-
Total realized (losses) gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$(101)	$-	$268	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011, respectively.   Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Held-to-maturity securities - Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

Loans - The fair value of Pinnacle Financial’s loan portfolio includes a credit risk factor in the determination of the fair value of its loans.  This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  Pinnacle Financial’s loan portfolio is initially fair valued using a segmented approach. Pinnacle Financial divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

Mortgage loans held-for-sale - Mortgage loans held-for-sale are carried at the lower of cost or fair value.  The estimate of fair value is based on pricing models and other information.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2012 and 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in thousands) December 31, 2012	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$575	$583	$-	$583	$-
Loans, net	3,642,744	3,358,435	-	-	3,358,435
Mortgage loans held-for-sale	41,195	42,425	-	42,425	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,129,855	4,084,314	-	-	4,084,314
Federal Home Loan Bank advances	75,850	76,350	-	-	76,350
Subordinated debt and other borrowings	106,158	83,862	-	-	83,862

Off-balance sheet instruments:
Commitments to extend credit (2)	1,030,723	1,594	-	-	1,594
Standby letters of credit (3)	74,679	304	-	-	304

December 31, 2011
Financial assets:
Securities held-to-maturity	$2,330	$2,369	$-	$2,369	$-
Loans, net	3,217,376	2,893,526	-	-	2,893,526
Mortgage loans held for sale	35,363	36,231	-	36,231	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	3,785,931	3,752,490	-	3,752,490	-
Federal Home Loan Bank advances	226,069	226,460	-	-	226,460
Subordinated debt and other borrowings	97,476	72,030	-	72,030	-

Off-balance sheet instruments:
Commitments to extend credit (2)	937,084	1,031	-	-	1,031
Standby letters of credit (3)	76,176	259	-	-	259

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at December 31, 2012 and 2011, Pinnacle Financial included in other liabilities $1.6 million and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At December 31, 2012 and 2011, the fair value of Pinnacle Financial’s standby letters of credit was $304,000 and $259,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

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

The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans is 3.00% (300 basis points).  At December 31, 2012, the interest rate paid on this debt was 3.00%.

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

The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, sales of assets and dividends. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial’s bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial’s, and in some cases, Pinnacle Bank’s, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also includes a fixed charge coverage ratio requiring the sum of Pinnacle Financial’s net income plus the amount of any goodwill amortization expense and contractually due interest divided by the sum of Pinnacle Financial’s contractually due interest and principal amounts (assuming annual principal amortization of $2.5 million under the Loan Agreement), to be not less than 125% on a rolling four quarter basis starting December 31, 2012.

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

Debt issuance costs associated with the Loan Agreement of approximately $162,000 consisting primarily of professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over three years using the straight-line method which approximates the interest method that is required by U.S. GAAP.

Note 20.	Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2012 and 2011 has been prepared in accordance with ASC 810.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-consolidated Variable Interest Entities

At December 31, 2012, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of December 31, 2012 (in thousands):

	December 31, 2012		December 31, 2011
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$6,096	$-	$5,917	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	20,951	-	17,223	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21.	Regulatory Matters

Under Tennessee banking law, Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial, which are similar to those applicable to national banks.  Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank’s net income for that year plus the retained net income for the preceding two years.  As of December 31, 2012, Pinnacle Bank could pay approximately $39.1 million of dividends to Pinnacle Financial without prior TDFI approval. Pinnacle Financial has not paid any cash dividends on its common stock since inception, however, its growth plan may provide the opportunity for it to consider a sustainable dividend program at some point in the future.

 Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of December 31, 2012, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial’s and Pinnacle Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2012

Total capital to risk weighted assets:
Pinnacle Financial	$552,021	13.0%	$339,151	8.0%	$425,748	10.0%
Pinnacle Bank	$545,615	12.9%	$338,548	8.0%	$425,005	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$498,802	11.8%	$169,575	4.0%	$255,449	6.0%
Pinnacle Bank	$492,489	11.6%	$169,274	4.0%	$255,003	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$498,802	10.6%	$188,695	4.0%	N/A	N/A
Pinnacle Bank	$492,489	10.5%	$187,981	4.0%	$234,976	5.0%

At December 31, 2011

Total capital to risk weighted assets:
Pinnacle Financial	$579,877	15.3%	$302,433	8.0%	$380,799	10.0%
Pinnacle Bank	$528,436	14.0%	$301,838	8.0%	$380,063	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$523,277	13.8%	$151,216	4.0%	$228,479	6.0%
Pinnacle Bank	$471,928	12.5%	$150,919	4.0%	$228,038	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$523,277	11.4%	$184,138	4.0%	N/A	N/A
Pinnacle Bank	$471,928	10.3%	$183,431	4.0%	$229,289	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

As noted above, Pinnacle Bank had 10.5% of Tier 1 capital to average assets and 12.9% of total capital to risk-weighted assets at December 31, 2012.  At December 31, 2012, Pinnacle Financial has $13.7 million of cash available, if required, for further capital support of Pinnacle Bank.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.	Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012:

CONDENSED BALANCE SHEETS

	2012	2011
Assets:
Cash and cash equivalents	$13,657,278	$36,496,508
Investments in consolidated subsidiaries	758,512,213	743,704,779
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	928,000
Other investments	3,214,358	3,400,183
Current income tax receivable	472,869	478,134
Other assets	6,954,411	6,439,735
	$785,287,129	$792,995,339
Liabilities and stockholders’ equity:
Income taxes payable to subsidiaries	$-	$309,118
Subordinated debt and other borrowings	106,158,292	82,476,000
Other liabilities	57,478	65,653
Stockholders’ equity	679,071,359	710,144,568
	$785,287,129	$792,995,339

CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010
Revenues	$157,443	$1,228,999	$1,054,997
Expenses:
Interest expense – subordinated debentures	2,689,197	2,082,836	2,749,085
Stock-based compensation expense	3,664,494	4,435,739	3,981,013
Other expense	778,947	669,560	702,728
Loss before income taxes and equity in undistributed income (loss) of subsidiaries	(6,975,195)	(5,959,136)	(6,377,829)
Income tax benefit	(2,736,020)	(7,641,435)	(2,125,035)
(Loss) income before equity in undistributed income of subsidiaries and accretion on preferred stock discount	(4,239,175)	1,682,299	(4,252,794)
Equity in undistributed income (loss) of subsidiaries	46,123,056	42,055,068	(20,047,698)
Net income (loss)	41,883,881	43,737,367	(24,300,492)
Preferred stock dividends	1,660,868	4,606,493	4,815,972
Accretion on preferred stock discount	2,153,172	2,058,146	1,326,050
Net income (loss) available to common stockholders	$38,069,841	$37,072,728	$(30,442,514)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2012	2011	2010
Operating activities:
Net income (loss)	$41,883,881	$43,737,367	$(24,300,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,664,494	4,435,739	3,981,013
Loss (gain) on other investments	138,020	(313,562)	(272,116)
Increase (decrease) in income tax payable, net	169,016	(5,351,564)	12,796,200
(Increase) decrease in other assets	(912,116)	124,239	(2,408,735)
Decrease in other liabilities	(8,176)	(1,040)	(19,339,542)
Excess tax benefit from stock compensation	(36,071)	(13,819)	(16,776)
Deferred tax (expense) benefit	(75,427)	(636,040)	842,292
Equity in undistributed (income) loss of subsidiaries	(46,123,056)	(42,055,068)	20,047,698
Net cash used in operating activities	(1,299,435)	(73,748)	(8,670,458)
Investing activities:
Investment in consolidated subsidiaries:
Banking subsidiaries	27,210,000	-	(25,000,000)
Other subsidiaries	-	-	(200,000)
Investments in other entities	47,804	(393,304)	(422,076)
Net cash provided by (used in) investing activities	27,257,804	(393,304)	(25,622,076)
Financing activities:
Net increase in borrowings from line of credit	23,682,291	-	-
(Repurchase) exercise of common stock warrants	(755,000)	-	285,000
Exercise of common stock options	1,616,643	1,447,362	3,037,064
Preferred dividends paid	(2,127,604)	(4,891,840)	(4,750,000)
Excess tax benefit from stock compensation arrangements	36,071	13,819	16,776
Repurchase of preferred shares outstanding	(71,250,000)	(23,750,000)	-
Net cash used in financing activities	(48,797,599)	(27,180,659)	(1,411,160)
Net decrease in cash	(22,839,230)	(27,647,711)	(35,703,694)
Cash and cash equivalents, beginning of year	36,496,508	64,144,219	99,847,913
Cash and cash equivalents, end of year	$13,657,278	$36,496,508	$64,144,219

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws.  Pinnacle Bank paid dividends of $27,210,000 to Pinnacle Financial in 2012. Pinnacle Bank did not pay any dividends to Pinnacle Financial during the years ended December 31, 2011 and 2010. Pinnacle Financial paid a $25.0 million dividend to Pinnacle Bank in 2010.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.	Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2012 follows:

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2012
Interest income	$45,824	$45,953	$46,441	$47,203
Net interest income	39,504	40,185	40,932	42,243
Provision for loan losses	1,034	634	1,413	2,488
Net income before taxes	12,599	15,545	16,371	18,012
Net income	8,365	10,440	11,349	11,730
Net income available to common stockholders	7,206	7,785	11,349	11,730
Basic net income per share available to common stockholders	$0.21	$0.23	$0.33	$0.35
Diluted net income per share available to common stockholders	$0.21	$0.23	$0.33	$0.34

2011
Interest income	$47,224	$47,789	$46,888	$46,446
Net interest income	29,882	31,208	34,723	33,854
Provision for loan losses	6,139	6,587	3,632	5,439
Net income before taxes	3,505	6,660	9,128	9,207
Net income	3,505	6,372	26,101	7,760
Net income available to common stockholders	2,011	4,844	24,537	5,681
Basic net income per share available to common stockholders	$0.06	$0.14	$0.74	$0.17
Diluted net income per share available to common stockholders	$0.06	$0.14	$0.72	$0.17

2010
Interest income	$52,690	$50,929	$50,650	$49,079
Net interest income	36,560	35,697	36,060	36,056
Provision for loan losses	13,226	30,509	4,789	5,171
Net (loss) income before taxes	(4,347)	(20,734)	2,091	3,098
Net (loss) income	(3,822)	(26,364)	2,091	3,796
Net (loss) income available to common stockholders	(5,368)	(27,871)	549	2,248
Basic net (loss) income per share available to common stockholders	$(0.16)	$(0.85)	$0.02	$0.07
Diluted net (loss) income per share available to common stockholders	$(0.16)	$(0.85)	$0.02	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial’s internal control over financial reporting is set forth on page 54  of this Annual Report on Form 10-K.  The report of Pinnacle Financial’s independent registered public accounting firm on Pinnacle Financial’s internal control over financial reporting is set forth on page 56 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013 under the headings “Corporate Governance-Code of Conduct,” “Proposal #1 Election of Directors-Audit Committee,” “Proposal #1 Election of Directors,” “Executive Management,” and “Section 16A Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013 under the heading, “Proposal #1 Election of the Directors-Director Compensation,” “Executive Compensation” and “Human Resources and Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item regarding security ownership of certain beneficial owners management and will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013 under the heading, “Security Ownership of Certain Beneficial Owners and Management,” and are incorporated herein by reference.

The following table summarizes information concerning the Company's equity compensation plans at December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders:
2000 Stock Incentive Plan	165,792		$9.57	-
2004 Equity Incentive Plan	1,237,076	(1)	26.71	680,374
1999 Cavalry Bancorp, Inc. Stock Option Plan	-		-	-
Bank of the South 2001 Stock Option Plan	25,384		10.05	-
PrimeTrust Bank 2001 Statutory-Non-Statutory Stock Option Plan	-		-	-
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	51,989		7.50	-
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	65,239	(2)	8.80	83,557
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	1,318,701		$23.36	763,931

(1)
Includes 223,057 performance-based restricted stock units which do not have an exercise price because their value is dependent upon the achievement of certain performance goals, and are to be settled for shares of common stock. The number of performance-based restricted stock units included is based on an assumption that the maximum number of units are earned.

(2)
Includes 3,722  performance-based restricted stock units which do not have an exercise price because their value is dependent upon the achievement of certain performance goals, and are to be settled for shares of common stock. The number of performance-based restricted stock units included is based on an assumption that the maximum number of units are earned.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013 under the headings, “Certain Relationships and Related Transactions,” and “Corporate Governance-Director Independence” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

3.1	Amended and Restated Charter, as amended (Restated for SEC filing purposes only)(3)
3.2	Bylaws (4)
4.1.1	Specimen Common Stock Certificate (5)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
10.1	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)
10.2	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *
10.3	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (5) *
10.4	Form of Restricted Stock Award Agreement (6)
10.5	Form of Incentive Stock Option Agreement (6)
10.6	Form of Restricted Stock Agreement for non-employee directors (7) *
10.7	Form of Non-Qualified Stock Option Agreement (8) *
10.8	Cavalry Bancorp, Inc. 1999 Stock Option Plan (9) *
10.9	Amendment No. 1 to Cavalry Bancorp, Inc. 1999 Stock Option Plan (9) *
10.10	Form of Non-Qualified Stock Option Agreement (9)*
10.11	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (9) *
10.12	Form of Restricted Stock Award Agreement (10) *
10.13	Form of Restricted Stock Award Agreement (11) *
10.14	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (12) *
10.15	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (12) *
10.16	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (12) *
10.17	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (12) *
10.18	Bank of the South 2001 Stock Option Plan (12)
10.19	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (12) *
10.20	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (12) *
10.21	Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (12) *
10.22	Amendment No. 1 to Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (13) *
10.23	Pinnacle Financial Partners, Inc. Stock Purchase Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (14)
10.24	Registration Rights Agreement by and between Pinnacle Financial Partners, Inc. and T. Rowe Price Associates, Inc. dated July 17, 2008 (14)
10.25	2010 TARP CPP Executive Officer Performance Vested Restricted Stock Agreement (15)*
10.26	2010 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (15)*
10.27	Form of Salary Stock Unit Award Agreement (16)*
10.28	Form of 2011TARP CPP Executive Officer Performance Vested Restricted Stock Agreement (17)*
10.29	Form of 2011 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (17)*
10.30	Form of Named Executive Officers 2012 Restricted Stock Unit Award Agreement (18)*
10.31	Pinnacle Financial Partners, Inc. 2012 Annual Cash Incentive Plan (18)*
10.32	2011 Named Executive Officer Compensation Summary(3)*
10.33	Pinnacle Financial Partners, Inc. Amended and Restated 2004 Equity Incentive Plan (19)
10.34	Loan Agreement, dated as of June 15, 2012, by and between Pinnacle Financial Partners, Inc., as Borrower, and US Bank, National Association, as Lender (20)
10.35	Change of Control Agreement dated as of September 4, 2012 by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White (21)
10.36	Form of Named Executive Officers 2013 Restricted Stock Unit Award Agreement (22)
10.37	Pinnacle Financial Partners, Inc. 2013 Annual Cash Incentive Plan (22)
10.38	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*
10.39	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe*
10.40	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*
10.41	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter*
10.42	Amendment No. 1 dated November 20, 2012 to Amended Change of Control Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and J. Harvey White*
10.43	2012 Named Executive Officer compensation summary*

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program
99.2	Certification of the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
 (*)   Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 3, 2005.
(2)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2007.
(3)	Registrant hereby incorporates by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.
(4)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on October 26, 2009.
(5)	Registrant hereby incorporates by reference to the Registrant’s Registration Statement on Form SB-2, as amended (File No. 333-38018).
(6)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(7)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 23, 2006.
(8)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.
(9)	Registrant hereby incorporates by reference to Registrant’s Form 10-Q for the quarter ended on September 30, 2006.
(10)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.
(11)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Registrant hereby incorporates by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.
(13)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 21, 2009.
(14)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on July 18, 2008.
(15)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 25, 2010.
(16)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on March 2, 2011.
(17)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on August 19, 2011.
(18)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 20, 2012.
(19)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on April 20, 2012.
(20)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on June 20, 2012.
(21)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on September 6, 2012.
(22)	Registrant hereby incorporates by reference to Registrant’s Current Report on Form 8-K filed on January 17, 2013.

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 22, 2013		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 22, 2013
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 22, 2013
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 22, 2013
Harold R. Carpenter	(Principal Financial and Accounting Officer)

Director
Sue R. Atkinson

/s/ H. Gordon Bone	Director	February 22, 2013
H. Gordon Bone

/s/ Gregory L. Burns	Director	February 22, 2013
Gregory L. Burns

/s/ James C. Cope	Director	February 22, 2013
James C. Cope

/s/ Colleen Conway-Welch	Director	February 22, 2013
Colleen Conway-Welch

/s/ William H. Huddleston	Director	February 22, 2013
William H. Huddleston

/s/ Ed C. Loughry, Jr.	Director	February 22, 2013
Ed C. Loughry, Jr.

/s/ Hal N. Pennington	Director	February 22, 2013
Hal N. Pennington

/s/ Wayne J. Riley	Director	February 22, 2013
Wayne J. Riley

/s/ Gary Scott	Director	February 22, 2013
Gary Scott