Form 10-Q
period 2013-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2013-05-03
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

As of April 30, 2013 there were 35,028,737 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2013

FORWARD-LOOKING STATEMENTS

Certain of the statements in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “goal,” “objective,” “intend,” “plan,” “believe,” ”should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant loan losses and provisions for those losses; (ii) continuation of the historically low, short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA (the “Nashville MSA”) and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial’s asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the development of any new market other than Nashville or Knoxville; (xi) a merger or acquisition; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) the ability to attract additional financial advisors or to attract customers from other financial institutions and conversely, the inability to realize the economic benefits of newly hired financial advisors; (xiv) the ability to retain large, uninsured deposits with the expiration of the FDIC’s transaction account guarantee program; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements; and, (xvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013.  Many of such factors are beyond Pinnacle Financial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this quarterly report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and noninterest-bearing due from banks	$57,906,350	$51,946,542
Interest-bearing due from banks	38,860,678	111,535,083
Federal funds sold and other	2,792,238	1,807,044
Cash and cash equivalents	99,559,266	165,288,669

Securities available-for-sale, at fair value	683,545,006	706,577,806
Securities held-to-maturity (fair value of $40,376,745 and $583,212 at March 31, 2013 and December 31, 2012, respectively)	40,458,642	574,863
Mortgage loans held-for-sale	30,326,709	41,194,639

Loans	3,772,363,758	3,712,162,430
Less allowance for loan losses	(69,411,493)	(69,417,437)
Loans, net	3,702,952,265	3,642,744,993

Premises and equipment, net	75,760,671	75,804,895
Other investments	27,311,943	26,962,890
Accrued interest receivable	16,940,917	14,856,615
Goodwill	244,011,793	244,040,421
Core deposits and other intangible assets	4,582,286	5,103,273
Other real estate owned	16,802,183	18,580,097
Other assets	128,683,433	98,819,455
Total assets	$5,070,935,114	$5,040,548,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$977,495,990	$985,689,460
Interest-bearing	788,631,493	760,786,247
Savings and money market accounts	1,564,517,135	1,662,256,403
Time	572,250,233	606,455,873
Total deposits	3,902,894,851	4,015,187,983
Securities sold under agreements to repurchase	129,099,508	114,667,475
Federal Home Loan Bank advances	200,796,066	75,850,390
Subordinated debt and other borrowings	105,533,292	106,158,292
Accrued interest payable	1,235,441	1,360,598
Other liabilities	39,942,214	48,252,519
Total liabilities	4,379,501,372	4,361,477,257
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 35,022,487 and 34,696,597 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	35,022,487	34,696,597
Additional paid-in capital	544,619,717	543,760,439
Retained earnings	100,834,814	87,386,689
Accumulated other comprehensive income, net of taxes	10,956,724	13,227,634
Total stockholders’ equity	691,433,742	679,071,359
Total liabilities and stockholders’ equity	$5,070,935,114	$5,040,548,616

See accompanying notes to consolidated financial statements

INNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$41,514,213	$38,637,719
Securities:
Taxable	3,670,934	4,929,284
Tax-exempt	1,656,408	1,703,146
Federal funds sold and other	314,772	553,939
Total interest income	47,156,327	45,824,088

Interest expense:
Deposits	3,412,396	4,827,476
Securities sold under agreements to repurchase	77,816	155,576
Federal Home Loan Bank advances and other borrowings	907,641	1,337,031
Total interest expense	4,397,853	6,320,083
Net interest income	42,758,474	39,504,005
Provision for loan losses	2,172,404	1,034,245
Net interest income after provision for loan losses	40,586,070	38,469,760

Noninterest income:
Service charges on deposit accounts	2,480,244	2,323,962
Investment services	1,792,640	1,646,778
Insurance sales commissions	1,393,304	1,287,560
Gain on mortgage loans sold, net	1,813,488	1,494,472
Gain on sale of investment securities, net	-	113,600
Trust fees	944,332	795,435
Other noninterest income	3,478,348	2,287,531
Total noninterest income	11,902,356	9,949,338

Noninterest expense:
Salaries and employee benefits	19,572,356	19,792,566
Equipment and occupancy	5,113,050	5,008,655
Other real estate expense	720,962	4,676,064
Marketing and other business development	790,671	785,325
Postage and supplies	591,488	563,294
Amortization of intangibles	520,987	686,067
Other noninterest expense	5,130,495	4,307,735
Total noninterest expense	32,440,009	35,819,706
Income before income taxes	20,048,417	12,599,392
Income tax expense	6,600,292	4,234,438
Net income	13,448,125	8,364,954
Preferred stock dividends	-	900,519
Accretion on preferred stock discount	-	258,647
Net income available to common stockholders	$13,448,125	$7,205,788
Per share information:
Basic net income per common share available to common stockholders	$0.40	$0.21
Diluted net income per common share available to common stockholders	$0.39	$0.21
Weighted average shares outstanding:
Basic	33,987,265	33,811,871
Diluted	34,206,202	34,423,898

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$13,448,125	$8,364,954
Other comprehensive income, net of tax:
Decrease in net gains on securities available-for-sale, net of tax	(2,270,910)	(771,981)
Net gains on sale of investment securities reclassified from other comprehensive income into net income, net of tax	-	(75,431)
Total comprehensive income	$11,177,215	$7,517,542

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred			Common	Additional		Accumulated	Total
	Stock	Common Stock		Stock	Paid-in	Retained	Other Comp.	Stockholders’
	Amount	Shares	Amount	Warrants	Capital	Earnings	Income, net	Equity

Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock options and related tax benefits	-	180,487	180,487	-	304,428	-	-	484,915
Issuance of restricted common shares, net of forfeitures		95,912	95,912	-	(95,912)	-	-	-
Issuance of salary stock units	-	27,672	27,672	-	449,891	-	-	477,563
Restricted shares withheld for taxes	-	(43,018)	(43,018)	-	(36,459)	-	-	(79,477)
Compensation expense for restricted shares	-	-	-	-	857,160	-	-	857,160
Compensation expense for stock options	-	-	-	-	153,801	-	-	153,801
Accretion on preferred stock discount	258,647	-	-	-	-	(258,647)	-	-
Preferred dividends paid	-	-	-	-	-	(890,624)	-	(890,624)
Net income	-	-	-	-	-	8,364,954	-	8,364,954
Other comprehensive loss	-	-	-	-	-	-	(847,412)	(847,412)
Balances, March 31, 2012	$69,355,475	34,616,013	$34,616,013	$3,348,402	$537,860,446	$56,999,267	$16,485,845	$718,665,448

Balances, December 31, 2012	$-	34,696,597	$34,696,597	$-	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock options and related tax benefits	-	88,845	88,845	-	902,533	-	-	991,378
Issuance of restricted common shares, net of forfeitures	-	274,545	274,545	-	(274,545)	-	-	-
Restricted shares withheld for taxes	-	(37,500)	(37,500)	-	(731,679)	-	-	(769,179)
Compensation expense for restricted shares	-	-	-	-	950,498	-	-	950,498
Compensation expense for stock options	-	-	-	-	12,471	-	-	12,471
Net income	-	-	-	-	-	13,448,125	-	13,448,125
Other comprehensive loss	-	-	-	-	-	-	(2,270,910)	(2,270,910)
Balances, March 31, 2013	$-	35,022,487	$35,022,487	$-	$544,619,717	$100,834,814	$10,956,724	$691,433,742

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2013	2012
Operating activities:
Net income	$13,448,125	$8,364,954
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	988,811	1,971,889
Depreciation and amortization	2,432,535	2,660,347
Provision for loan losses	2,172,404	1,034,245
Gain on mortgage loans sold, net	(1,813,488)	(1,494,472)
Gain on sale of investment securities, net	-	(113,600)
Stock-based compensation expense	962,969	1,488,522
Deferred tax benefit	(698,661)	(1,831,027)
(Gains) losses on dispositions of other real estate and other investments	(866,306)	4,283,855
Excess tax benefit from stock compensation	(28,628)	(4,978)
Mortgage loans held for sale:
Loans originated	(107,845,659)	(105,694,598)
Loans sold	120,569,000	119,023,000
Decrease in other assets	3,050,703	15,794,855
Decrease in other liabilities	(8,339,670)	(3,128,767)
Net cash provided by operating activities	24,032,135	42,354,225

Investing activities:
Activities in securities available-for-sale:
Purchases	(65,052,729)	(17,954,670)
Sales	-	14,359,785
Maturities, prepayments and calls	43,551,916	56,585,619
Activities in securities held-to-maturity:
Maturities, prepayments and calls	(75,868)	1,280,000
Increase in loans, net	(63,167,119)	(54,941,031)
Purchases of software, premises and equipment	(1,442,076)	(1,271,826)
Purchase of bank owned life insurance	(30,000,000)	-
Increase in other investments	(303,750)	(286,569)
Net cash used in investing activities	(116,489,626)	(2,228,692)

Financing activities:
Net decrease in deposits	(112,293,132)	(66,220,256)
Net increase (decrease) in securities sold under agreements to repurchase	14,432,033	(13,502,880)
Advances from Federal Home Loan Bank:
Issuances	240,000,000	215,000,000
Payments/maturities	(115,036,641)	(215,017,901)
Decrease in other borrowings	(625,000)	-
Exercise of common stock options and stock appreciation rights	222,200	405,438
Excess tax benefit from stock compensation	28,628	4,978
Preferred dividends paid	-	(890,624)
Net cash provided by (used in) financing activities	26,728,088	(80,221,245)
Net decrease in cash and cash equivalents	(65,729,403)	(40,095,712)
Cash and cash equivalents, beginning of period	165,288,669	172,163,040
Cash and cash equivalents, end of period	$99,559,266	$132,067,328

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

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2012 Annual Report previously filed on Form 10-K.

These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and PNFP Statutory Trust IV are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity method of accounting.  Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio, including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to Pinnacle Financial’s significant accounting policies as disclosed in Pinnacle Financial’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements —  In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure.  As shown on the statement of other comprehensive income for the three months ended March 31, 2012, Pinnacle Financial reclassified approximately $75,000, net of tax, out of accumulated other comprehensive income into net income related to net gains on sale of investment securities.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2013 and 2012 was as follows:

	For the three months ended March 31,
	2013	2012
Cash Transactions:
Interest paid	$4,540,692	$6,659,856
Income taxes paid, net	7,100,000	7,825,894
Noncash Transactions:
Loans charged-off to the allowance for loan losses	3,557,313	4,925,559
Loans foreclosed upon and transferred to other real estate owned	550,000	4,574,792
Available-for-sale securities transferred to held-to-maturity portfolio	39,959,647	-

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

For the three months ended March 31, 2013, approximately 219,000 shares associated with dilutive stock options, stock appreciation rights and restricted shares with time-based vesting criteria were included in the net income per share calculation.  For the three months ended March 31, 2012, there were approximately 612,000 shares associated with dilutive stock options, stock appreciation rights and time-based restricted shares with time-based vesting criteria outstanding to purchase common shares that were included in the net income per share calculation.

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Basic net income per share calculation:
Numerator - Net income available to common stockholders	$13,448,125	$7,205,788

Denominator - Average common shares outstanding	33,987,265	33,811,871
Basic net income per share available to common stockholders	$0.40	$0.21

Diluted net income per share calculation:
Numerator – Net income available to common stockholders	$13,448,125	$7,205,788

Denominator - Average common shares outstanding	33,987,265	33,811,871
Dilutive shares contingently issuable	218,937	612,027
Average diluted common shares outstanding	34,206,202	34,423,898
Diluted net income per share available to common stockholders	$0.39	$0.21

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.      Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):
	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$139,609	$55	$1,420	$138,244
Mortgage-backed securities	358,702	14,750	1,595	371,857
State and municipal securities	134,731	10,563	187	145,107
Agency-backed securities	17,393	-	35	17,358
Corporate notes and other	9,512	1,469	2	10,979
	$659,947	$26,837	$3,239	$683,545
Securities held-to-maturity:
State and municipal securities	$40,459	$9	$91	$40,377
	$40,459	$9	$91	$40,377

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agency securities	$110,817	$49	$414	$110,452
Mortgage-backed securities	360,504	15,770	623	375,651
State and municipal securities	177,364	14,489	126	191,727
Agency-backed securities	17,361	-	9	17,352
Corporate notes and other	9,881	1,519	4	11,396
	$675,927	$31,827	$1,176	$706,578
Securities held-to-maturity:
State and municipal securities	$575	$8	$-	$583
	$575	$8	$-	$583

At March 31, 2013, approximately $612.3 million of securities within Pinnacle Financial’s investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

During the first quarter of 2013, approximately $40.0 million of available-for-sale securities were transferred to the held-to-maturity portfolio.  The transfers of debt securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts will be amortized to interest income over the remaining life of the securities.

The amortized cost and fair value of debt securities as of March 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	March 31, 2013
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,570	$9,717	$1,891	$1,891
Due in one year to five years	20,923	21,543	1,016	1,021
Due in five years to ten years	142,376	149,503	9,510	9,509
Due after ten years	110,983	113,567	28,042	27,956
Mortgage-backed securities	358,702	371,857	-	-
Asset-backed securities	17,393	17,358	-	-
	$659,947	$683,545	$40,459	$40,377

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2013 and December 31, 2012, included in securities were the following available-for-sale investments with unrealized losses.  The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2013:

U.S. government agency securities	$121,169	$1,420	$-	$-	$121,169	$1,420
Mortgage-backed securities	67,940	1,595	-	-	67,940	1,595
State and municipal securities	41,084	187	-	-	41,084	187
Agency-backed securities	17,358	35	-	-	17,358	35
Corporate notes	364	2	-	-	364	2
Total temporarily-impaired securities	$247,915	$3,239	$-	$-	$247,915	$3,239

At December 31, 2012:

U.S. government agency securities	$78,899	$414	$-	$-	$78,899	$414
Mortgage-backed securities	40,988	623	-	-	40,988	623
State and municipal securities	5,179	126	-	-	5,179	126
Agency-backed securities	17,353	9	-	-	17,353	9
Corporate notes	162	4	-	-	162	4
Total temporarily-impaired securities	$142,581	$1,176	$-	$-	$142,581	$1,176

The applicable dates for determining when securities are in an unrealized loss position are March 31, 2013 and December 31, 2012.  As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended March 31, 2013 and December 31, 2012, but is in the “Investments with an Unrealized Loss of less than 12 months” category above.

As shown in the tables above, at March 31, 2013, Pinnacle Financial had approximately $3.2 million in unrealized losses on $247.9 million of available-for-sale securities. Any unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2013, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements, and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. No securities were sold during the three months ended March 31, 2013.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial’s independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank’s primary regulators.  At March 31, 2013, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer.  At least annually, our credit policy requires that every risk rated loan of $500,000 or more be subject to a formal credit risk review process. Each loan grade is also subject to review by our independent loan review department, which reviews a significant portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,203,486	$649,150	$257,668	$1,349,725	$107,814	$3,567,843
Special Mention	10,556	2,601	27,696	24,947	-	65,800
Substandard (1)	38,829	11,414	19,201	26,774	-	96,218
Total	1,252,871	663,165	304,565	1,401,446	107,814	3,729,861
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	11,064	7,494	1,799	1,372	103	21,832
Doubtful-nonaccrual	1	-	-	3	-	4
Total nonaccrual loans	11,065	7,494	1,799	1,375	103	21,836
Troubled debt restructurings(2)
Pass	316	2,778	69	433	315	3,911
Special Mention	-	-	-	-	-	-
Substandard	14,387	2,195	-	174	-	16,756
Total troubled debt restructurings	14,703	4,973	69	607	315	20,667
Total impaired loans	25,768	12,467	1,868	1,982	418	42,503
Total loans	$1,278,639	$675,632	$306,433	$1,403,428	$108,232	$3,772,364

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2012	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,093,628	$649,571	$259,878	$1,390,207	$93,712	$3,486,996
Special Mention	12,670	4,242	29,472	23,133	-	69,517
Substandard (1)	42,343	13,896	19,622	29,513	-	105,374
Total	1,148,641	667,709	308,972	1,442,853	93,712	3,661,887
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	9,290	5,877	4,509	3,035	79	22,790
Doubtful-nonaccrual	1	29	-	3	-	33
Total nonaccrual loans	9,291	5,906	4,509	3,038	79	22,823
Troubled debt restructurings(2)
Pass	4,705	3,623	71	502	119	9,020
Special Mention	-	-	-	-	-	-
Substandard	15,559	2,688	-	185	-	18,432
Total troubled debt restructurings	20,264	6,311	71	687	119	27,452
Total impaired loans	29,555	12,217	4,580	3,725	198	50,275
Total loans	$1,178,196	$679,926	$313,552	$1,446,578	$93,910	$3,712,162

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by Pinnacle Bank’s primary regulators for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $96.2 million at March 31, 2013, compared to $105.4 million at December 31, 2012.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At March 31, 2013 and December 31, 2012, all loans classified as nonaccrual were deemed to be impaired.  The principal balances of these nonaccrual loans amounted to $21.8 million and $22.8 million at March 31, 2013 and December 31, 2012, respectively, and are included in the table above.  For the three months ended March 31, 2013, the average balance of nonaccrual loans was $24.2 million as compared to $32.6 million for the twelve months ended December 31, 2012.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccrual loans been on accruing status, interest income would have been higher by $292,000, respectively, for the three months ended March 31, 2013 compared to $759,000, respectively, for the three months ended March 31, 2012, respectively.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at March 31, 2013 and December 31, 2012 by loan classification and the amount of interest income recognized on a cash basis throughout the quarter and year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):
	At March 31, 2013			For the three months ended March 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,352	$8,772	$-	$9,220	$-
Consumer real estate – mortgage	5,030	5,158	-	5,162	-
Construction and land development	1,516	1,605	-	1,526	-
Commercial and industrial	690	724	-	699	-
Consumer and other	-	-	-	-	-
Total	$15,588	$16,259	$-	$16,607	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$2,713	$2,773	$571	$2,901	$-
Consumer real estate – mortgage	2,464	2,582	852	2,488	-
Construction and land development	283	350	111	297	-
Commercial and industrial	685	1,989	174	1,770	-
Consumer and other	103	128	40	104	-
Total	$6,248	$7,822	$1,748	$7,560	$-
Total nonaccrual loans	$21,836	$24,081	$1,748	$24,167	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2012			For the year ended December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,740	$11,187	$-	$9,612	$-
Consumer real estate – mortgage	3,641	6,394	-	5,266	-
Construction and land development	1,546	2,062	-	1,753	-
Commercial and industrial	1,547	1,761	-	2,064	-
Consumer and other	-	-	-	-	-
Total	$15,474	$21,404	$-	$18,695	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$551	$1,841	$154	$2,893	$-
Consumer real estate – mortgage	2,265	4,473	573	4,656	-
Construction and land development	2,963	4,701	201	4,147	-
Commercial and industrial	1,491	2,459	814	2,089	-
Consumer and other	79	179	22	143	-
Total	$7,349	$13,653	$1,764	$13,928	$-

Total nonaccrual loans	$22,823	$35,057	$1,764	$32,623	$-

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulators and no specific allowance is carried related to those loans.

Pinnacle Financial’s policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2013 or during the year ended December 31, 2012.

Impaired loans also include loans that Pinnacle Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle Bank may have to otherwise incur.  If on nonaccrual status as of the date of restructuring, the loans are included in nonaccrual loans. Loans that have been restructured that were performing as of the restructure date and continue to perform in accordance with the restructured terms are reported separately as troubled debt restructurings.

At March 31, 2013 and December 31, 2012, there were $20.7 million and $27.5 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial’s overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each troubled debt restructuring categorized by loan classification made during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	March 31, 2013			March 31, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	1	432	359	1	343	288
Construction and land development	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	39	32
Consumer and other	1	200	170	-	-	-
	2	$632	$529	2	$382	$320

During the three months ended March 31, 2013, two consumer real estate loans totaling $1.0 million which were previously classified as troubled debt restructurings subsequently defaulted. During the three months ended March 31, 2012, four commercial loans totaling $194,000 and two consumer loans totaling $154,000 which were previously classified as troubled debt restructurings defaulted due to their lack of performance. A default is defined as an occurrence which violates the terms of the receivable’s contract.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank’s total risk-based capital to borrowers in the following industries at March 31, 2013 with the comparative exposures for December 31, 2012 (in thousands):

	At March 31, 2013
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2012

Lessors of nonresidential buildings	$419,148	$46,935	$466,083	$440,237
Lessors of residential buildings	197,042	27,838	224,880	215,899
Land subdividers	87,587	13,797	101,384	108,283

The table below presents past due balances at March 31, 2013 and December 31, 2012, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

March 31, 2013	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$1,681	$94	$1,775	$7,150	$609,333	$618,258
All other	-	-	-	3,915	656,466	660,381
Consumer real estate – mortgage	1,663	-	1,663	7,494	666,475	675,632
Construction and land development	486	-	486	1,799	304,148	306,433
Commercial and industrial	4,314	-	4,314	1,375	1,397,739	1,403,428
Consumer and other	387	58	445	103	107,684	108,232
	$8,531	$152	$8,683	$21,836	$3,741,845	$3,772,364

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2012	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$462	$-	$462	$8,091	$585,848	$594,401
All other	41	-	41	1,200	582,554	583,795
Consumer real estate – mortgage	3,870	-	3,870	5,906	670,150	679,926
Construction and land development	3,511	-	3,511	4,509	305,532	313,552
Commercial and industrial	2,549	-	2,549	3,038	1,440,991	1,446,578
Consumer and other	444	-	444	79	93,387	93,910
	$10,877	$-	$10,877	$22,823	$3,678,462	$3,712,162

(1)	Approximately $6.0 million and $9.4 million of nonaccrual loans as of March 31, 2013 and December 31, 2012, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification and accrual status at March 31, 2013 and December 31, 2012 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial real estate –mortgage	$18,582	$16,642	$571	$154	$2,276	$2,838	$21,429	$19,634
Consumer real estate – mortgage	7,236	7,336	852	573	692	853	8,780	8,762
Construction and land development	8,871	8,953	111	201	10	10	8,992	9,164
Commercial and industrial	22,548	23,829	174	814	92	95	22,814	24,738
Consumer and other	1,356	1,055	40	22	48	17	1,444	1,094
Unallocated	-	-	-	-	-	-	5,952	6,025
	$58,593	$57,815	$1,748	$1,764	$3,118	$3,813	$69,411	$69,417

(1)
Troubled debt restructurings of $20.7 million and $27.5 million as of March 31, 2013 and December 31, 2012, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2011 to December 31, 2012 to March 31, 2013 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(4,667)	(6,731)	(2,530)	(4,612)	(1,117)	-	(19,657)
Recovery of previously charged-off loans	285	818	1,155	7,175	97	-	9,530
Provision for loan losses	619	4,373	(1,501)	1,386	989	(297)	5,569
Balances, December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(1,513)	(694)	(24)	(1,224)	(103)	-	(3,558)
Recovery of previously charged-off loans	15	466	127	705	67	-	1,380
Provision for loan losses	3,293	246	(275)	(1,405)	386	(73)	2,172
Balances, March 31, 2013	$21,429	$8,780	$8,992	$22,814	$1,444	$5,952	$69,411

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter.  The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2013, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $7.0 million to current directors, executive officers, and their related entities, of which $6.4 million had been drawn upon.  At December 31, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $8.8 million to directors, executive officers, and their related entities, of which approximately $8.1 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2013 or December 31, 2012.

Residential Lending

At March 31, 2013, Pinnacle Financial had approximately $30.3 million of mortgage loans held-for-sale compared to approximately $41.2 million at December 31, 2012.  Pinnacle Financial generally has an agreement for the subsequent sale of the mortgage loan prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three months ended March 31, 2013, Pinnacle Financial recognized $1.8 million in gains on the sale of these loans, net of commissions paid, compared to $1.5 million during the three months ended March 31, 2012.

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

From inception of Pinnacle Bank’s mortgage department in January 2003 through March 31, 2013, Pinnacle Bank originated and sold approximately 13,650 mortgage loans totaling $3.0 billion to third-party purchasers.  Of the approximately 13,650 mortgage loans, Pinnacle Bank underwrote approximately 3,500 conventional loans at an 80% or less loan-to-value that were sold to other investors and underwrote 2,900 loans that were sold to the HUD/VA.  The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle Bank until settlement with the purchaser.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank.

Based on information currently available, management believes that it does not have material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the focus on foreclosure practices of financial institutions nationwide, Pinnacle Bank has evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At March 31, 2013, Pinnacle Bank has $689.5 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 5.  Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  As of March 31, 2013, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not currently anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2013.  As of March 31, 2013, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial and its subsidiaries file consolidated U.S Federal and state of Tennessee income tax returns.  The IRS concluded its examination of the 2007, 2008, and 2009 federal tax returns during 2011.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS for the years ended December 31, 2009 through 2012 and the state of Tennessee for the years ended December 31, 2009 through 2012.

Pinnacle Financial's effective tax rate for the three-month periods ended March 31, 2013 and 2012 of 32.9%  and 33.6%, respectively, differ from the Federal income tax statutory rate of 35% and state income tax rate of 6.50% primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation expense, portions of which are non-deductible.

Note 6.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At March 31, 2013, these commitments amounted to $1.1 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At March 31, 2013, these commitments amounted to $68.6 million.

Pinnacle Financial follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments.  Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer.  Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At March 31, 2013, and December 31, 2012, Pinnacle Financial had accrued $2.9 million and $1.9 million, respectively, for the inherent risks associated with these off balance sheet commitments.  At March 31, 2013, approximately $2.0 million was specifically attributable to one standby letter of credit.  Subsequent to March 31, 2013, Pinnacle Bank funded the standby letter of credit and recorded a specific allowance  in an amount equal to the specific off-balance sheet allowance.  Accordingly, the off-balance sheet allowance related to this one credit will be reduced in the second quarter of 2013.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these routine claims outstanding at March 31, 2013 will not have a material impact on Pinnacle Financial’s financial statements.

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

At March 31, 2013, there were approximately 555,000 shares available for future issuances under these plans.

Common Stock Options and Stock Appreciation Rights

As of March 31, 2013, there were approximately 1,195,500 stock options and 7,100 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the three months ended March 31, 2013 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2012	1,318,701	$23.36	3.14	$2,203	(1)
Granted	-
Exercised	(88,811)
Stock appreciation rights exercised	(34)
Forfeited	(27,258)
Outstanding at March 31, 2013	1,202,598	$24.36	2.98	$2,825	(2)
Outstanding and expected to vest as of March 31, 2013	1,202,598	$24.36	2.98	$2,825	(2)
Options exercisable at March 31, 2013	1,202,598	$24.36	2.98	$2,825	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $18.84 per common share at December 31, 2012 for the approximately 331,571 options and stock appreciation rights that were in-the-money at December 31, 2012.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $23.36 per common share at March 31, 2013 for the approximately 459,871 options and stock appreciation rights that were in-the-money at March 31, 2013.

During the three months ended March 31, 2013, approximately 33,000 option awards vested at an average exercise price of $21.51 with no intrinsic value at the time of vesting.

As of March 31, 2013, there was no unrecognized compensation cost related to unvested stock options granted under our equity incentive plans.

During the three months ended March 31, 2013, Pinnacle Financial recorded stock option compensation expense of $13,000, based on Black-Scholes valuation at the date of grant compared to $154,000 for the three months ended March 31, 2012.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. Stock-based compensation expense has been reduced for estimated forfeitures.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Share Awards

Additionally, Pinnacle Financial’s 2004 Plan and the plans assumed in connection with the acquisition of Mid-America provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of March 31, 2013 under any of these plans.  During the three months ended March 31, 2013, Pinnacle Financial awarded 125,765 shares of restricted common stock to certain associates and outside directors and 193,189 restricted stock units converted to restricted share awards for certain associates.

A summary of activity for unvested restricted share awards for the quarter ended March 31, 2013 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2012	739,909	$15.45
Shares awarded	125,765	19.91
Conversion of restricted share units to restricted share awards	193,189	21.51
Restrictions lapsed and shares released to associates/directors	(146,564)	16.72
Shares forfeited(1)	(44,409)	15.10
Unvested at March 31, 2013	867,890	$16.97

(1)	Represents 18,257 shares forfeited due to failure to meet performance targets and 26,152 shares forfeited due to employee termination and/or retirement.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2013:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards(2)
2013	Associates	5	114,475	-	2,025	112,450
Performance Based Awards(3)
2013	Leadership team	5	193,189	-	-	193,189
Outside Director Awards(4)
2013	Outside directors	1	11,290	-	-	11,290

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
(3)
The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period (or alternatively, the cumulative vesting period).

(4)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(5)	These shares represent forfeitures resulting from associate terminations during the three months ended March 31, 2013.

Compensation expense associated with performance-based restricted share awards, which are issued from time-to-time, is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance tranche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date.  For the three months ended March 31, 2013, Pinnacle Financial recognized approximately $951,000 in compensation costs attributable to all restricted share awards, compared to $857,000 for the three months ended March 31, 2012.

Restricted Stock Units

Pinnacle Financial granted 128,018 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2013.  These restricted share units will be converted to restricted shares in 2014 on a tiered scale based on actual 2013 results.  The number of units that ultimately convert to unvested restricted shares will be determined after the 2013 earnings are finalized based upon the achievement of certain predetermined profitability goals for 2013 that were established on January 11, 2013 by the Human Resources and Compensation Committee of Pinnacle Financial (HRCC).  The number of restricted shares issuable in settlement of these restricted share units could range between 0% to 100% based on the level of 2013 profitability.  Once these restricted share units are converted to restricted share awards, the forfeiture restrictions on the number of restricted shares issued in settlement of these restricted share units will lapse in 20% increments over the following five years based on the achievement of soundness thresholds to be set by the HRCC in January of each respective fiscal year.   As the specific value of the award that will ultimately be granted to the recipients of these restricted share units and the associated performance targets cannot yet be determined, no grant was deemed to have been made, and therefore, no expense has been recognized related to these awards.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank’s net income for that year plus the retained net income for the preceding two years.  During the first quarter of 2013, Pinnacle Bank paid a $1.4 million dividend to Pinnacle Financial.  As of March 31, 2013, Pinnacle Bank could pay approximately $72.5 million of additional dividends to Pinnacle Financial without prior TDFI approval. Pinnacle Financial has not paid any cash dividends on its common stock since inception; it is possible the Board of Directors may consider a sustainable dividend program at some point in the future.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of March 31, 2013, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial’s and Pinnacle Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2013

Total capital to risk weighted assets:
Pinnacle Financial	$568,850	13.0%	$351,067	8.0%	$440,555	10.0%
Pinnacle Bank	$560,476	12.8%	$350,388	8.0%	$439,717	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$513,781	11.7%	$175,534	4.0%	$264,333	6.0%
Pinnacle Bank	$505,511	11.6%	$175,194	4.0%	$263,830	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$513,781	10.8%	$175,534	4.0%	$264,333	N/A
Pinnacle Bank	$505,511	10.7%	$175,194	4.0%	$263,830	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

As noted above, Pinnacle Bank had 10.7% of Tier 1 capital to average assets and 12.8% of total capital to risk-weighted assets at March 31, 2013.

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

A summary of Pinnacle Financial’s interest rate swaps as of March 31, 2013 and December 31, 2012 is included in the following table (in thousands):

	March 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$238,836	$15,709	$236,377	$16,132
Pay variable / receive fixed swaps	238,836	(16,000)	236,377	(16,366)
Total	$477,672	$(291)	$472,754	$(234)

At March 31, 2013 and December 31, 2012, Pinnacle Financial had not entered into any derivative contracts to assist in managing its own interest rate sensitivity and has no derivatives designated as hedges.  Subsequent to March 31, 2013, Pinnacle Financial entered into a forward cash flow hedge relationship to manage our future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The terms of the relationship are as follows:

(dollars in thousands)	Forecasted Notional Amount	Variable Interest Rate	Fixed Interest Rate	Term
Interest Rate Swap	$33,000	3 month LIBOR	1.428%	April 2015-April 2017
Interest Rate Swap	33,000	3 month LIBOR	1.857%	October 2015-March 2019
Interest Rate Swap	33,000	3 month LIBOR	1.996%	October 2015-October 2019
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016-April 2020
Interest Rate Swap	34,000	3 month LIBOR	2.646%	April 2016-April 2022
Interest Rate Swap	34,000	3 month LIBOR	2.523%	October 2016-October 2020

(1)	Pinnacle Financial will pay the fixed interest rate and the counterparties pay Pinnacle Financial the variable rate.
(2)	No cash will be exchanged prior to the term.

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

Nonaccrual loans – A loan is classified as nonaccrual when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonaccrual loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonaccrual loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Nonaccrual loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial’s pricing models that utilize observable market inputs obtained.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

The following tables present the financial instruments carried at fair value as of March 31, 2013 and December 31, 2012, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

March 31, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$138,244	$-	$138,244	$-
Mortgage-backed securities	371,857	-	371,857	-
State and municipal securities	145,107	-	145,107	-
Agency-backed securities	17,358	-	17,358	-
Corporate notes and other	10,979	-	10,979	-
Total investment securities available-for-sale	683,545	-	683,545	$-
Alternative investments	4,663	-	-	4,663
Other assets	16,131	-	15,709	422
Total assets at fair value	$704,339	$-	$699,254	$5,085

Other liabilities	$16,000	$-	$16,000	$-
Total liabilities at fair value	$16,000	$-	$16,000	$-

December 31, 2012
Investment securities available-for-sale:
U.S. government agency securities	$110,452	$-	$110,452	$-
Mortgage-backed securities	375,651	-	375,651	-
State and municipal securities	191,727	-	191,727	-
Agency-backed securities	17,352		17,352
Corporate notes and other	11,396	-	11,396	-
Total investment securities available-for-sale	706,578	-	706,578	-
Alternative investments	4,214	-	-	4,214
Other assets	16,599	-	16,132	467
Total assets at fair value	$727,391	$-	$722,710	$4,681

Other liabilities	$16,366	$-	$16,366	$-
Total liabilities at fair value	$16,366	$-	$16,366	$-

March 31, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the period ended
Other real estate owned	$16,802	$-	$-	$16,802	$218
Nonaccrual loans, net (1)	20,088	-	-	20,088	2,192
Total	$36,890	$-	$-	$36,890	$2,410

December 31, 2012
Other real estate owned	$18,580	$-	$-	$18,580	$(5,428)
Nonaccrual loans, net (1)	21,059	-	-	21,059	(4,745)
Total	$39,639	$-	$-	$39,639	$(10,173)

(1)	Amount is net of a valuation allowance of $1.7 million at March 31, 2013 and $1.8 million at December 31, 2012 as required by ASC 310-10, “Receivables.”

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the case of the bond portfolio, Pinnacle Financial monitors the valuation techniques utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2013, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2013 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended March 31,
	2013		2012
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$4,681	$-	$3,400	$-
Total realized gains included in income	100	-	115	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	-	-	-	-
Purchases, issuances and settlements, net	304	-	71	-
Transfers out of Level 3	-	-	-	-
Fair value, March 31	$5,085	$-	$3,586	$-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$100	$-	$115	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012.  Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Held-to-maturity securities - Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

Loans, net - The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans.  This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deposits, securities sold under agreements to repurchase, Federal Home Loan Bank of Cincinnati (FHLB) advances, subordinated debt and other borrowings - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the FHLB, floating rate subordinated debt and other borrowings, and floating rate loans approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the FHLB and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.  For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

Off-balance sheet instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in thousands) March 31, 2013	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$40,459	$40,377	$-	$40,377	$-
Loans, net	3,702,952	3,408,914	-	-	3,408,914
Mortgage loans held-for-sale	30,327	30,999	-	30,999	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,031,994	3,988,176	-	-	3,988,176
Federal Home Loan Bank advances	200,796	200,526	-	-	200,526
Subordinated debt and other borrowings	105,533	80,229	-	-	80,229

Off-balance sheet instruments:
Commitments to extend credit (2)	1,118,203	2,605	-	-	2,605
Standby letters of credit (3)	68,554	266	-	-	266

December 31, 2012
Financial assets:
Securities held-to-maturity	$575	$583	$-	$583	$-
Loans, net	3,642,744	3,358,435	-	-	3,358,435
Mortgage loans held for sale	41,195	42,425	-	42,425	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,129,855	4,084,314	-	-	4,084,314
Federal Home Loan Bank advances	75,850	76,350	-	-	76,350
Subordinated debt and other borrowings	106,158	83,862	-	-	83,862

Off-balance sheet instruments:
Commitments to extend credit (2)	1,030,723	1,594	-	-	1,594
Standby letters of credit (3)	74,679	304	-	-	304

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at March 31, 2013 and December 31, 2012, Pinnacle Financial included in other liabilities $2.9 million and $1.9 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At March 31, 2013 and December 31, 2012, the fair value of Pinnacle Financial’s standby letters of credit was $266,000 and $304,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended March 31, 2013, and the year ended December 31, 2012 has been prepared in accordance with ASC 810.

At March 31, 2013, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs.  As discussed more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accruing restructured commercial loans, and managed discretionary trusts.

The following table summarizes VIE’s that are not consolidated by Pinnacle Financial as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
Type	Assets Recognized (maximum loss)	Liability Recognized	Assets Recognized (maximum loss)	Liability Recognized	Balance Sheet Classification
Low income housing partnerships	$5,996	$-	$6,096	$-	Other assets
Trust preferred issuances	N/A	82,476	N/A	82,476	Subordinated debt
Commercial troubled debt restructurings	15,310	-	20,951	-	Loans
Managed discretionary trusts	N/A	N/A	N/A	N/A	N/A

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2013 and December 31, 2012 and our results of operations for the three months ended March 31, 2013 and 2012.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our diluted net income per common share available to common stockholders for the three months ended March 31, 2013 was $0.39 compared to $0.21 for the same periods in 2012.  At March 31, 2013, loans had increased to $3.772 billion, as compared to $3.712 billion at December 31, 2012, and total deposits decreased to $3.903 billion at March 31, 2013 from $4.015 billion at December 31, 2012.

Results of Operations.  Our net interest income increased $3.3 million to $42.8 million for the first quarter of 2013 compared to $39.5 million for the first quarter of 2012.  The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2013 was 3.90% compared to 3.74% for the same period in 2012.

Our provision for loan losses was $2.2 million for the three month period ended March 31, 2013 compared to $1.0 million for the same period in 2012.  The increase in our provisioning expense correlates with the growth in our net loans.  Net charge-offs were $2.2 million for the three month period ended March 31, 2013, compared to $3.6 million for the same period in the prior year.  Our allowance for loan losses as a percentage of total loans decreased from 1.87% at December 31, 2012 to 1.84% at March 31, 2013, as a result of improving credit metrics within our loan portfolio.

Noninterest income increased by $2.0 million during the three months ended March 31, 2013, compared to the same period in the prior year.  This increase is primarily attributable to continued growth in our fee businesses as well as increases in other noninterest income.  Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange) and interest rate swap fee transactions for commercial borrowers.

Noninterest expense decreased by $3.4 million during the three months ended March 31, 2013, as compared to the three month period ended March 31, 2012. Costs associated with the disposal and maintenance of other real estate owned decreased by $4.0 million during the three months ended March 31, 2013, when compared to the same periods in 2012. However, costs associated with other noninterest expense increased by $823,000 during the three months ended March 31, 2013, when compared to the same periods in 2012.  The additional noninterest expense was largely attributable to costs incurred as part of our restructuring our FHLB advances.

During the three months ended March 31, 2013, Pinnacle Financial recorded income tax expense of $6.6 million.   Pinnacle Financial's effective tax rate for the three months ended March 31, 2013 and 2012 of 32.9% and 33.6%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.4% for the three month period ended March 31, 2013, compared to 72.4% for the same period in 2012.

Net income available to common stockholders for the three months ended March 31, 2013 was $13.4 million compared to net income available to common stockholders of $7.2 million for the same period in 2012. As a result of the redemption of all of the remaining preferred shares originally issued to the Treasury during the second quarter of 2012, net income available to common stockholders for the three months ended March 31, 2013 did not reflect any charge related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP compared to the charge of $1.2 million for the same prior year period.

Financial Condition.  Net loans increased $60.2 million during the first three months of 2013.  Total deposits were $3.903 billion at March 31, 2013, compared to $4.015 billion at December 31, 2012, a decrease of $112.3 million, or 2.8%. However, average deposit balances increased by $352.5 million for the first quarter of 2013 as compared to the first quarter of 2012.

Capital and Liquidity.  At March 31, 2013, our capital ratios, including our bank’s capital ratios, exceeded regulatory minimum capital requirements.  From time to time we may be required to support the capital needs of our bank. At March 31, 2013, we had approximately $15.5 million of cash at the holding company which could be used to support our bank. Although we do not anticipate our bank needing any additional capital from us currently, we believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following is a summary of our results of operations (in thousands):
	Three months ended		2013-2012
	March 31		Percent
	2013	2012	Increase (Decrease)
Interest income	$47,156	$45,824	2.9%
Interest expense	4,398	6,320	(30.4%)
Net interest income	42,758	39,504	8.2%
Provision for loan losses	2,172	1,034	110.1%
Net interest income after provision for loan losses	40,586	38,470	5.5%
Noninterest income	11,902	9,949	19.6%
Noninterest expense	32,440	35,820	(9.4%)
Net income before income taxes	20,048	12,599	59.1%
Income tax expense	6,600	4,234	55.9%
Net income	13,448	8,365	60.8%
Preferred dividends and discount accretion	-	1,159	(100.0%)
Net income available to common stockholders	$13,448	$7,206	86.6%
Basic net income per common share available to common stockholders	$0.40	$0.21	90.5%
Diluted net income per common share available to common stockholders	$0.39	$0.21	85.7%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. Net interest income totaled $40.6 million for the three months ended March 31, 2013, an increase of $2.1 million from the levels recorded in the same period of 2012. We were able to increase net interest income for the first quarter of 2013 compared to the same period in 2012 due primarily to our focus on growing our loan portfolio and reducing our funding costs.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,681,686	$41,514	4.58%	$3,280,030	$38,638	4.74%
Securities:
Taxable	537,951	3,671	2.77%	688,645	4,929	2.88%
Tax-exempt (2)	176,153	1,656	5.09%	186,864	1,703	4.90%
Federal funds sold and other	117,483	315	1.25%	161,434	554	1.50%
Total interest-earning assets	4,513,273	$47,156	4.30%	4,316,973	$45,824	4.33%
Nonearning assets
Intangible assets	248,940			251,668
Other nonearning assets	229,805			252,310
Total assets	$4,992,018			$4,820,951

Interest-bearing liabilities:
Interest bearing deposits:
Interest checking	$775,136	$606	0.32%	$664,869	$824	0.50%
Savings and money market	1,632,715	1,624	0.40%	1,541,559	2,142	0.56%
Time	589,038	1,182	0.81%	689,083	1,861	1.09%
Total interest-bearing deposits	2,996,889	3,412	0.46%	2,895,511	4,827	0.67%
Securities sold under agreements to repurchase	130,740	78	0.24%	129,892	156	0.48%
Federal Home Loan Bank advances	98,989	191	0.78%	238,578	610	1.03%
Subordinated debt and other borrowings	106,777	717	2.72%	97,476	727	3.00%
Total interest-bearing liabilities	3,333,395	4,398	0.54%	3,361,457	6,320	1.29%
Noninterest-bearing deposits	952,853	-	-	701,760	-	-
Total deposits and interest-bearing liabilities	4,286,248	$4,398	0.42%	4,063,217	$6,320	0.63%
Other liabilities	17,529			37,946
Stockholders' equity	688,241			719,788
Total liabilities and stockholders’ equity	$4,992,018			$4,820,951
Net interest income		$42,758			$39,504
Net interest spread (3)			3.76%			3.58%
Net interest margin (4)			3.90%			3.74%

(1)	Average balances of nonaccrual loans are included in the above amounts.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2013 would have been 3.88% compared to a net interest spread of 3.71% for the three months ended March 31, 2012.

(4)	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three month periods ended March 31, 2013 and 2012, our net interest spread was 3.76% and 3.58%, respectively, while the net interest margin was 3.90% and 3.74%, respectively. The improving net interest margin reflected management’s efforts to maximize earnings by focusing on loan growth and reduced deposit pricing. During the three month period ended March 31, 2013, total funding rates were less than those rates for the same periods in the prior year by 21 basis points.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our checking accounts (both interest bearing and non-interest bearing) and concurrently reduced balances of higher-cost time deposits and higher-cost wholesale funding. We will continue to seek opportunities to reduce the cost of specific deposit accounts where we believe the amount we are currently paying for those funds exceeds market pricing. Additionally, we also anticipate growing deposits to fund our loan growth this year. As a result, we believe future decreases in our funding costs will become more difficult.

Lower levels of nonaccrual loans positively impacted our net interest margin during the three months ended March 31, 2013 when compared to the same periods in 2012.  Average nonaccrual loans were $22.3 million for the three months ended March 31, 2013, which was a decrease from $45.4 million for the three months ended March 31, 2012.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain low for an extended period of time.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters and we anticipate that this challenging competitive environment will continue in 2013.  As a result, we anticipate loan yields will continue to contract in 2013.

However, we believe our net interest income should increase throughout 2013 compared to 2012 primarily due to an increase in average earning asset volumes, primarily loans.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.   Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 1.87% at December 31, 2012 to 1.84% at March 31, 2013.  Our allowance for loan losses as a percentage of our nonaccrual loans has increased from 304.2% at December 31, 2012 to 317.9% at March 31, 2013.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2013.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $2.2 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. Provision expense for the three month period ended March 31, 2013 has increased as compared to the same period in 2012, primarily due to increased loan growth.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods.  Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, the origination of mortgage loans and gains and losses on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is a summary of our noninterest income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended		2013-2012
	March 31,		Percent
	2013	2012	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,480	$2,324	6.7%
Investment services	1,793	1,647	8.9%
Insurance sales commissions	1,393	1,288	8.2%
Gains on mortgage loans sold, net	1,814	1,494	21.4%
Gain on sale of investment securities, net	-	114	(100.0%)
Trust fees	944	795	18.7%
Other noninterest income:
ATM and other consumer fees	1,807	1,465	23.3%
Bank-owned life insurance	270	252	7.1%
Other noninterest income	1,401	570	145.8%
Total other noninterest income	3,478	2,287	52.1%
Total noninterest income	$11,902	$9,949	19.6%

The increase in service charges on deposit accounts in 2013 compared to the first three months of 2012 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) are also included in noninterest income. For the three months ended March 31, 2013 and 2012, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, totaled $1.8 million and $1.7 million, respectively.  At March 31, 2013, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.3 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.2 billion at March 31, 2012.  Insurance commissions were approximately $1.4 million for the three months ended March 31, 2013 compared to approximately $1.3 million for the three months ended March 31, 2012. Substantially all of our insurance revenue is attributable to our insurance subsidiary, Miller Loughry Beach. Included in insurance income for the first three months of 2013 was $333,000 of contingent income received based on 2012 sales production compared to $287,000 recorded in the same period in 2012. Additionally, at March 31, 2013, our trust department was receiving fees on approximately $516.0 million of managed assets compared to $461.7 million at March 31, 2012. Accordingly, trust fees increased by 18.7% between the two periods presented.

Gains on mortgage loans sold, net consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  Over the last several quarters, the interest rate environment has provided home owners the opportunity to refinance their existing mortgages at low rates. Gains on mortgage loans sold, net, were $1.8 million for the three month period ended March 31, 2013 as compared to $1.5 million and for the same period in the prior year.

Included in other noninterest income are miscellaneous consumer fees, such as ATM and other consumer fees,  swap fees earned for the facilitation of derivative transactions for our clients and changes in the fair value of our alternative investments.  ATM revenues and other consumer fees realized in the first three months of 2013 increased $343,000 as compared to the same period in the prior year. While we are exempt from the cap on debit interchange fees imposed under the Dodd-Frank Act because of our current asset size, we believe that there is the potential for downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.  Included in other noninterest income for the first quarter of 2013 was approximately $474,000 of swap fees compared to approximately $82,000 for the same period in the prior year.  Also, during the first quarter of 2013 we recognized approximately $167,000 in gains in the market value of our alternative investments compared to a loss of $74,000 in the prior year's comparable quarter.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $270,000 for the three months ended March 31, 2013 compared to $252,000 for the three months ended March 31, 2012. During the first quarter of 2013, Pinnacle Financial purchased approximately $30 million of bank-owned life insurance with terms similar to our existing policies.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended		2013-2012
	March 31,		Percent
	2013	2012	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$11,228	$11,397	(1.5%)
Commissions	1,120	995	12.6%
Cash incentives and related payroll taxes	2,850	2,031	40.3%
Employee benefits and other	4,374	5,370	(18.5%)
Total salaries and employee benefits	19,572	19,793	(1.1%)
Equipment and occupancy	5,113	5,009	2.1%
Other real estate expense	721	4,676	(84.6%)
Marketing and business development	791	785	0.8%
Postage and supplies	592	563	5.2%
Amortization of intangibles	521	686	(24.1%)
Other noninterest expense	5,130	4,308	19.1%
Total noninterest expense	$32,440	$35,820	(9.4%)

Total salaries and employee benefits expenses decreased approximately 1.1% over the same period prior year.  The decrease is attributable to a reduction in the number of full time equivalent associates from 743.5 at March 31, 2012 to 720.5 at March 31, 2013 offset by annual merit increases effective January 1, 2013.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plan. As compared to prior year, cash incentives and related payroll taxes increased by $819,000 to $2.8 million for the quarter ended March 31, 2013.

Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 120% of our targeted bonus. We currently believe that our performance for fiscal 2013 will exceed our targets and we are currently accruing incentive costs in 2013 above target levels.

Employee benefits includes items such as payroll taxes, health insurance, and employer match for the 401(k) program. Additionally, included in employee benefits and other expense for the three months ended March 31, 2013, were approximately $963,000 of compensation expenses related to stock options and restricted share awards compared to $1.0 million for the three months ended March 31, 2012.  We provide a broad-based equity incentive plan for all associates. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization.

Also included in employee benefits and other expenses in the first quarter of 2012 are costs related to salary stock units issued to our senior executives during part of 2012. In connection with these awards, the executive officers received salary stock units which were settled in our common stock on a one-for-one basis.  The program was terminated by the HRCC effective June 30, 2012 following the redemption of all of the preferred shares issued pursuant to the CPP, and these senior executives’ were deemed eligible to participate in our annual cash incentive plan effective July 1, 2012. For the three months ended March 31, 2012, approximately $478,000 in costs were incurred related to the salary stock units. No salary stock expense was included in employee benefits and other expenses during the three months ended March 31, 2013.

Equipment and occupancy expenses for the three months ended March 31, 2013, were consistent with the same period in the prior year.  We will be expanding our retail operations beginning in the second quarter of 2013 in the Knoxville market which in future periods may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense in future periods.

At March 31, 2013, we had $16.8 million in OREO assets compared to $18.6 million at December 31, 2012.  Other real estate expense was $0.7 million for the three months ended March 31, 2013, compared to $4.7 million for the same periods in the prior year.  Approximately $0.6 million of the other real estate expense incurred during the three months ended March 31, 2013, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties compared to $4.1 million for the same periods in the prior year.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

Until we are able to significantly reduce the absolute level of our OREO portfolio, other real estate expense will likely remain elevated and could fluctuate quarter to quarter depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and possible further deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur ongoing expenses associated with maintenance costs and property taxes associated with these assets.

Management’s strategy has been to aggressively pursue disposition of nonaccrual loans and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets.  We believe this has allowed us to better position the firm for increased future profitability.  Our disposition strategy generally has been to negotiate sales of foreclosed properties on a property-by-property basis, although we have also utilized both traditional and online auctions as well as bulk sales, all of which may result in increased losses in comparison to a negotiated transaction.  Our use of online auctions has been primarily limited to individual residential homes and lots. Although we do not anticipate using bulk sales as a recurring strategy, our nonperforming asset disposition strategy is reviewed on an on-going basis and could change in the future.

The decrease in amortization expense associated with intangibles was attributable to the final amortization of the core deposit intangible associated with the 2006 acquisition of Cavalry Bancorp.   The remaining expense for the amortization of intangibles relates primarily to the intangible acquired in the Mid-America merger in November 2007.  This core deposit intangible is being amortized over ten years, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with this core deposit intangible will approximate $700,000 to $1.2 million per year for the next four years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to approximately $24,000 and $27,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. As a result, we expect intangible amortization expense to approximate $1.3 million in 2013.

Total other noninterest expenses increased by $0.8 million, or by 19.1%, during the three months ended March 31, 2013 when compared to 2012.  The increase in this expense is primarily attributable to an approximate $877,000 prepayment penalty that was incurred due to the prepayment of $35.0 million in FHLB advances during the three months ended March 31, 2013.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.3% for the three months ended March 31, 2013 compared to 72.4% for the three months ended March 31, 2012. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The improvement in our efficiency ratio is primarily related to decreased other real estate expense between the two periods.

Income Taxes.  During the three months ended March 31, 2013, we recorded income tax expense of $6.6 million compared to $4.2 million for the three months ended March 31, 2012. Our income tax expense for the three months ended March 31, 2013 reflects an effective income tax rate of 32.9%, which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.

Financial Condition

Our consolidated balance sheet at March 31, 2013 reflects an increase in total loans outstanding to $3.772 billion at March 31, 2013 compared to $3.712 billion at December 31, 2012. Total deposits decreased by $112.3 million between December 31, 2012 and March 31, 2013.  Total assets were $5.071 billion at March 31, 2013 compared to $5.041 billion at December 31, 2012.

Loans.  The composition of loans at March 31, 2013 and at December 31, 2012 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,278,639	33.9%	$1,178,196	31.7%
Consumer real estate – mortgage	675,632	17.9%	679,926	18.3%
Construction and land development	306,433	8.1%	313,552	8.4%
Commercial and industrial	1,403,428	37.2%	1,446,578	39.0%
Consumer and other	108,232	2.9%	93,910	2.5%
Total loans	$3,772,364	100.0%	$3,712,162	100.0%

The primary changes within the composition of our loan portfolio at March 31, 2013 as compared to December 31, 2012 reflects increased loan demand in the commercial real estate segment.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At March 31, 2013, approximately 48.3% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  Growth in the consumer and other segment is the result of a increased indirect automobile lending.

The following table classifies our fixed and variable rate loans at March 31, 2013 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at March 31, 2013			Percentage
	Fixed	Variable		At March 31,
	Rates	Rates	Totals	2013
Based on contractual maturity:
Due within one year	$239,598	$725,181	$964,779	25.4%
Due in one year to five years	906,707	747,084	1,653,791	43.5%
Due after five years	486,476	667,318	1,153,794	31.1%
Totals	$1,632,781	$2,139,583	$3,772,364	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,086,931	$1,086,931	28.6%
Due within one year	239,598	787,241	1,026,839	27.0%
Due in one year to five years	906,707	247,071	1,153,778	30.3%
Due after five years	486,476	18,340	504,816	14.1%
Totals	$1,632,781	$2,139,583	$3,772,364	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle Bank’s prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $872.0 million of our daily floating rate loan portfolio and on approximately $416.0 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.63% and the weighted average rate of the floors for the remaining variable rate portfolio is 4.09%.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
Accruing loans past due 30 to 89 days:	2013	2012
Commercial real estate – mortgage	$1,681	$503
Consumer real estate – mortgage	1,663	3,870
Construction and land development	486	3,511
Commercial and industrial	4,314	2,549
Consumer and other	387	444
Total accruing loans past due 30 to 89 days	$8,531	$10,877

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$94	$-
Consumer real estate – mortgage	-	-
Construction and land development	-	-
Commercial and industrial	-	-
Consumer and other	58	-
Total accruing loans past due 90 days or more	$152	$-

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.23%	0.29%
Accruing loans past due 90 days or more as a percentage of total loans	0.00%	0.00%
Total accruing loans in past due status as a percentage of total loans	0.23%	0.29%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $96.2 million or 2.6% of total loans at March 31, 2013 compared to $105.4 million or 2.8% of total loans at December 31, 2012.  Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by Pinnacle Bank’s primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.   Approximately $2.4 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2013.

Nonperforming Assets and Troubled Debt Restructurings.  At March 31, 2013, we had $38.6 million in nonperforming assets compared to $41.4 million at December 31, 2012.  Included in nonperforming assets were $21.8 million in nonaccrual loans and $16.8 million in OREO at March 31, 2013 and $22.8 million in nonaccrual loans and $18.6 million in OREO assets at December 31, 2012.   At March 31, 2013 and December 31, 2012, there were $20.7 million and $27.5 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at March 31, 2013 and December 31, 2012 (in thousands):

	At December 31, 2012	Payments, Sales and Reductions(2)	Foreclosures(3)	Inflows (4)	At March 31, 2013
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$9,291	$(2,084)	$-	$3,858	$11,065
Consumer real estate – mortgage	5,906	(1,063)	(500)	3,151	7,494
Construction and land development	4,509	(2,872)	-	162	1,799
Commercial and industrial	3,038	(2,803)	-	1,140	1,375
Consumer and other	79	(44)	(50)	118	103
Total nonaccrual loans (1)	22,823	(8,866)	(550)	8,429	21,836
Other real estate owned	18,580	(2,328)	550	-	16,802
Total nonperforming assets	41,403	(11,194)	-	8,429	38,638
Troubled debt restructurings:
Commercial real estate – mortgage	20,264	(5,561)	-	-	14,703
Consumer real estate – mortgage	6,311	(1,771)	-	433	4,973
Construction and land development	71	(2)	-	-	69
Commercial and industrial	687	(158)	-	78	607
Consumer and other	119	(4)	-	200	315
Total troubled debt restructurings	27,452	(7,496)	-	711	20,667
Total nonperforming assets and troubled debt restructurings	$68,855	$(18,690)	$-	$9,140	$59,305
Ratios:
Nonaccrual loans to total loans	0.61%				0.58%
Nonperforming assets to total loans plus other real estate owned	1.11%				1.02%
Nonperforming assets plus troubled debt restructurings to total loans and other real estate owned	1.35%				1.10%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle BankTier I capital and allowance for loan losses	31.04%				27.06%

(1)	Approximately $6.0 million and $9.4 million as of March 31, 2013 and December 31, 2012, respectively, of nonaccrual loans included above are currently paying pursuant to their contractual terms.
(2)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the quarter ended March 31, 2013.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(3)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO during the quarter ended March 31, 2013.
(4)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the quarter ended March 31, 2013.  Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during 2013.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during 2013.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

At March 31, 2013, we owned $16.8 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $18.6 million at December 31, 2012, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (in thousands):

	March 31,	December 31,
	2013	2012
Developed lots	$1,690	$1,835
Undeveloped land	12,222	13,285
Other	2,890	3,460
	$16,802	$18,580

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of both March 31, 2013 and December 31, 2012, our allowance for loan losses was approximately $69.4 million, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of March 31, 2013 and December 31, 2012 and the percentage of loans in each category to total loans (in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$21,429	33.9%	$19,634	31.7%
Consumer real estate - mortgage	8,780	17.9%	8,762	18.3%
Construction and land development	8,992	8.1%	9,164	8.5%
Commercial and industrial	22,814	37.2%	24,738	39.0%
Consumer and other	1,444	2.9%	1,094	2.5%
Unallocated	5,952	NA	6,025	NA
Total allowance for loan losses	$69,411	100.0%	$69,417	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2013 and for the year ended December 31, 2012 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Three months ended March 31, 2013	Year ended December 31, 2012
Balance at beginning of period	$69,417	$73,975
Provision for loan losses	2,172	5,569
Charged-off loans:
Commercial real estate – mortgage	(1,513)	(4,667)
Consumer real estate – mortgage	(694)	(6,731)
Construction and land development	(24)	(2,530)
Commercial and industrial	(1,224)	(4,612)
Consumer and other loans	(103)	(1,117)
Total charged-off loans	(3,558)	(19,657)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	15	285
Consumer real estate – mortgage	466	818
Construction and land development	127	1,155
Commercial and industrial	705	7,175
Consumer and other loans	67	97
Total recoveries of previously charged-off loans	1,380	9,530
Net charge-offs	(2,178)	(10,127)
Balance at end of period	$69,411	$69,417
Ratio of allowance for loan losses to total loans outstanding at end of period	1.84%	1.87%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.24%	0.29%

(1)	Net charge-offs for the three months ended March 31, 2013 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank’s regulators, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2012.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $724.0 million and $707.2 million at March 31, 2013 and December 31, 2012, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
Weighted average life	5.30 years	4.77 years
Effective duration	3.44%	3.16%
Weighted average coupon	3.69%	3.88%
Tax equivalent yield	3.34%	3.26%

Deposits and Other Borrowings. We had approximately $3.903 billion of deposits at March 31, 2013 compared to $4.015 billion at December 31, 2012.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits.  Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day.  These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $129.1 million at March 31, 2013 and $114.7 million at December 31, 2012.   Additionally, at March 31, 2013, and December 31, 2012, we had borrowed $200.8 million and $75.9 million, respectively, in advances from the FHLB.   At March 31, 2013, Pinnacle Bank also has approximately $254.0 million in availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2013 and December 31, 2012 (in thousands):

	March 31,		December 31,
	2013	Percent	2012	Percent
Core funding:
Noninterest-bearing deposit accounts	$977,496	22.5%	$985,689	22.9%
Interest-bearing demand accounts	788,631	18.2%	760,787	17.6%
Savings and money market accounts	1,564,517	36.0%	1,662,256	38.6%
Time deposit accounts less than $250,000	436,789	10.1%	467,013	10.8%
Total core funding	3,767,433	86.8%	3,875,745	89.9%
Non-core funding:
Relationship based non-core funding:
Reciprocating time deposits (1)	47,772	1.1%	52,239	1.2%
Other time deposits	87,690	2.0%	87,204	2.0%
Securities sold under agreements to repurchase	129,100	3.0%	114,667	2.7%
Total relationship based non-core funding	264,562	6.1%	254,110	5.9%
Wholesale funding:
Brokered deposits	-	0.0%	-	0.0%
Federal Home Loan Bank advances	200,796	4.7%	75,850	1.8%
Holding company loan	23,057	0.5%	23,682	0.6%
Subordinated debt – Pinnacle Financial	82,476	1.9%	82,476	1.8%
Total wholesale funding	306,329	7.1%	182,008	4.2%
Total non-core funding	570,891	13.2%	436,118	10.1%
Totals	$4,338,324	100.0%	$4,311,863	100.0%
______________________
(1)
The reciprocating time deposit category consists of deposits we receive from the Certificate of Deposit Account Registry Services network (CDARS) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At March 31, 2013 and December 31, 2012, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 89.9% at December 31, 2012 to 86.8% at March 31, 2013 due to a reduction in money market deposit account balances.  Continuing to grow our core deposit base is a key strategic objective of our firm. Additionally, we have numerous commercial and affluent consumer depositors that maintain significant balances in their transaction and money market accounts. These deposits are subject to significant fluctuations from time to time for such purposes as distributions to owners, taxes, business acquisition, etc. As a result, our core funding ratios may also fluctuate meaningfully based on these factors.

The amount of time deposits as of March 31, 2013 amounted to $572.3 million.  The following table shows our time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than nine months, (3) over nine but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$148,496	0.55%
Over three but less than six months	91,366	0.64%
Over six but less than twelve months	108,588	0.63%
Over twelve months	136,110	1.09%
	$484,560	0.74%
Denomination $250,000 and greater
Three months or less	$27,304	0.62%
Over three but less than six months	17,248	0.55%
Over six but less than twelve months	22,515	1.13%
Over twelve months	20,623	1.51%
	$87,690	0.94%
Totals	$572,250	0.77%

Subordinated debt and other borrowings.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust’s common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At March 31, 2013, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at March 31, 2013
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.08%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.68%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.93%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.13%

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

The Trust Preferred Securities may be redeemed prior to maturity at our option.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines. Under current Federal Reserve regulations, the trust preferred securities qualify as Tier 1 capital, but the Federal Reserve published proposed regulations in 2012 which would gradually discontinue treating trust preferred securities as Tier 1 capital over an extended period of time. These rules are currently being considered by the regulators and a final rule may not be released until later this year.  Until we are able to discern the future capital implications of these new rules, we have no plans to redeem our trust preferred securities at this time.

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million.  Pinnacle Financial’s borrowings under the Loan Agreement bear interest at rates that, at Pinnacle Financial’s option, can be either:

•
A base rate generally defined as the sum of (i) the highest of (x) the lender’s “base” or “prime” rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum or (z) one-month LIBOR plus one percent (1%) per annum and (ii) an applicable margin as noted below; or

•
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

Pinnacle Financial is required to make quarterly principal payments of $625,000 beginning on September 30, 2012, and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. At March 31, 2013, the balance owed on this loan was $23.1 million.

Capital Resources.  At March 31, 2013 and December 31, 2012, our stockholders’ equity amounted to $691.4 million and $679.1 million, respectively, an increase of approximately $12.3 million.  Substantially all of this increase is attributable to our net income in the first quarter of 2013 offset by decreases in unrealized gains on our securities portfolio.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank’s net profits for that year plus the retained profits for the preceding two years.  During the first quarter of 2013, Pinnacle Bank paid dividends of approximately $1.4 million to Pinnacle Financial.  As of March 31, 2013, Pinnacle Bank could pay approximately $72.5 million of additional dividends to Pinnacle Financial without prior TDFI approval. Pinnacle Financial has not paid any cash dividends on its common stock since inception, however, the Board of Directors may consider a sustainable dividend program at some point in the future. Our future dividend policy will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

•
Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling.  Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.  To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates.  For changes up or down in rates from management’s flat interest rate forecast over the next twelve months, limits in the decline in net interest income are as follows:

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

At March 31, 2013, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 basis point increment level is primarily attributable to the fact that our loan floors will prevent the rise in yields on our loan portfolio from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 200 to 250 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level.  Absent any other asset liability strategies an interest rate increase of a 200 to 250 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers.  We also enter into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2013 and 2012, we had not entered into any derivative contracts designated as hedging instruments to assist managing our interest rate sensitivity.

As discussed more fully in footnote 9 in the Notes to the Consolidated Financial Statements, we entered into a cash flow hedge relationship to manage our future interest rate exposure subsequent to March 31, 2013.  We account for derivative financial instruments in accordance with ASC 815 which requires recognition of all derivative instruments on the balance sheet as either an asset or liability measured at fair value through adjustments to either accumulated other comprehensive income within shareholders’ equity or current earnings. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. We have elected to present derivative assets and liabilities net within other assets. Amounts of collateral posted or received have not been netted within the related derivatives.

We have prepared written hedge documentation, identifying the risk management objective and designating the derivative instrument as a cash flow hedge entered into as an economic hedge. This transaction was designated as an ASC 815 hedge and was assessed at inception and will be assessed on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in cash flows of the hedged item. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. Cash flows from derivative contracts will be reported as operating activities on the Consolidated Statements of Cash Flows.

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

In addition, Pinnacle Bank is a member of the FHLB.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.   Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $209,000 at March 31, 2013.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At March 31, 2013, Pinnacle Bank had received advances from the FHLB totaling $200.6 million at the following rates and maturities (in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2013	$185,000	0.21%
2014	-	-
2015	-	-
2016	15,006	2.39%
2017	-	-
Thereafter	593	2.48%
Total	$200,599
Weighted average interest rate		0.38%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of March 31, 2013.

As part of our asset liability policy, we seek to manage our interest rate risk and we utilize various strategies in order to achieve our goals. During the first quarter of 2013, we restructured approximately $35.0 million of FHLB advances to reduce our ongoing funding costs.  This restructuring was undertaken because the weighted average interest rate on those FHLB advances was 1.79%, significantly higher than the rate for replacement funding.  Other than the interest rates associated with the individual advances, the terms of the replacement advances were similar to those of the advances restructured.  In conjunction with this restructuring, we incurred a one-time charge of approximately $877,000 during the first quarter of 2013.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at March 31, 2013, or during the quarter then ended under such agreements.  Pinnacle Bank also has approximately $1.0 billion in available Federal Reserve discount window lines of credit.

At March 31, 2013, excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will represent an insignificant percentage of our total funding in 2013 as we seek to maintain a higher level of core deposits.

At March 31, 2013, we had no significant commitments for capital expenditures although we intend to open a branch facility in the Knoxville MSA during the second quarter of 2013.  Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Federal regulators are in the process of defining additional liquidity guidelines for certain banks in the United States.  We anticipate that ultimately some of these liquidity guidelines may be imposed on banks like ours such that an increase in the absolute level of liquidity on our balance sheet could be required. Consequently, this could result in lower net interest margins for us in future periods.

Off-Balance Sheet Arrangements.  At March 31, 2013, we had outstanding standby letters of credit of $68.6 million and unfunded loan commitments outstanding of $1.1 billion.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 28 through 41 of Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Controls

There were no changes in Pinnacle Financial’s internal control over financial reporting during Pinnacle Financial’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. Except as described below, there are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

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

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	33,945	$20.37	-	-
February 1, 2013 to February 28, 2013	664	21.67	-	-
March 1, 2013 to March 31, 2013	2,891	20.51	-	-
Total	37,500	$21.86	-	-

(1)
During the quarter ended March 31, 2013, 146,564 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 37,500 shares to satisfy tax withholding requirements for these associates.

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

PINNACLE FINANCIAL PARTNERS, INC.

May 3, 2013	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 3, 2013	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer