Form 10-Q
period 2013-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2013-07-31
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

(615) 744-3700
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (do not check if you are a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of July 30, 2013 there were 35,105,822 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2013

FORWARD-LOOKING STATEMENTS

Certain of the statements in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio in the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits with the expiration of the FDIC's transaction account guarantee program; (xi) the development of any new market other than Nashville or Knoxville; (xii) a merger or acquisition; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) the ability to attract additional financial advisors or to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels; and, (xvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013, Pinnacle Financial's most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2013, and in Part II, Item 1A. Risk Factors below.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and noninterest-bearing due from banks	$70,623,888	$51,946,542
Interest-bearing due from banks	162,365,672	111,535,083
Federal funds sold and other	8,181,484	1,807,044
Cash and cash equivalents	241,171,044	165,288,669

Securities available-for-sale, at fair value	687,832,401	706,577,806
Securities held-to-maturity (fair value of $39,010,480 and $583,212 at
June 30, 2013 and December 31, 2012, respectively)	40,056,711	574,863
Mortgage loans held-for-sale	27,962,675	41,194,639

Loans	3,925,364,586	3,712,162,430
Less allowance for loan losses	(68,694,868)	(69,417,437)
Loans, net	3,856,669,718	3,642,744,993

Premises and equipment, net	75,840,853	75,804,895
Other investments	30,371,218	26,962,890
Accrued interest receivable	15,654,018	14,856,615
Goodwill	243,900,240	244,040,421
Core deposits and other intangible assets	4,334,100	5,103,273
Other real estate owned	15,991,835	18,580,097
Other assets	133,383,112	98,819,455
Total assets	$5,373,167,925	$5,040,548,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,098,887,282	$985,689,460
Interest-bearing	817,562,583	760,786,247
Savings and money market accounts	1,607,689,457	1,662,256,403
Time	572,438,682	606,455,873
Total deposits	4,096,578,004	4,015,187,983
Securities sold under agreements to repurchase	117,345,727	114,667,475
Federal Home Loan Bank advances	325,762,333	75,850,390
Subordinated debt and other borrowings	99,908,292	106,158,292
Accrued interest payable	1,037,150	1,360,598
Other liabilities	35,967,600	48,252,519
Total liabilities	4,676,599,106	4,361,477,257
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
35,073,763 and 34,696,597 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	35,073,763	34,696,597
Additional paid-in capital	545,963,974	543,760,439
Retained earnings	115,145,346	87,386,689
Accumulated other comprehensive income, net of taxes	385,736	13,227,634
Total stockholders' equity	696,568,819	679,071,359
Total liabilities and stockholders' equity	$5,373,167,925	$5,040,548,616

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$42,149,149	$39,288,048	$83,663,362	$77,925,767
Securities:
Taxable	3,650,766	4,453,956	7,321,700	9,383,240
Tax-exempt	1,483,965	1,647,852	3,140,373	3,350,998
Federal funds sold and other	260,440	563,638	575,212	1,117,577
Total interest income	47,544,320	45,953,494	94,700,647	91,777,582

Interest expense:
Deposits	2,955,985	4,298,849	6,368,381	9,126,325
Securities sold under agreements to repurchase	70,823	115,450	148,639	271,026
Federal Home Loan Bank advances and other borrowings	918,762	1,354,132	1,826,403	2,691,163
Total interest expense	3,945,570	5,768,431	8,343,423	12,088,514
Net interest income	43,598,750	40,185,063	86,357,224	79,689,068
Provision for loan losses	2,774,048	634,072	4,946,452	1,668,317
Net interest income after provision for loan losses	40,824,702	39,550,991	81,410,772	78,020,751

Noninterest income:
Service charges on deposit accounts	2,540,866	2,439,376	5,021,110	4,763,338
Investment services	1,895,398	1,610,883	3,688,038	3,257,661
Insurance sales commissions	1,107,696	1,141,163	2,501,000	2,428,723
Gain on mortgage loans sold, net	1,948,531	1,456,783	3,803,942	2,951,255
(Loss) gain on sale of investment securities, net	(25,241)	98,917	(25,241)	212,517
Trust fees	880,204	770,239	1,824,536	1,565,674
Other noninterest income	2,978,266	2,392,485	6,414,691	4,680,016
Total noninterest income	11,325,720	9,909,846	23,228,076	19,859,184

Noninterest expense:
Salaries and employee benefits	20,570,753	19,237,178	40,143,109	39,029,744
Equipment and occupancy	5,204,159	5,053,111	10,317,209	10,061,766
Other real estate expense	1,390,606	3,104,276	2,111,568	7,780,340
Marketing and other business development	987,171	739,774	1,777,842	1,525,099
Postage and supplies	517,667	615,725	1,109,155	1,179,019
Amortization of intangibles	248,186	686,067	769,173	1,372,134
Other noninterest expense	1,943,190	4,479,403	7,073,683	8,787,138
Total noninterest expense	30,861,732	33,915,534	63,301,739	69,735,240
Income before income taxes	21,288,690	15,545,303	41,337,109	28,144,695
Income tax expense	6,978,160	5,105,659	13,578,452	9,340,097
Net income	14,310,530	10,439,644	27,758,657	18,804,598
Preferred stock dividends	-	760,349	-	1,660,868
Accretion on preferred stock discount	-	1,894,525	-	2,153,172
Net income available to common stockholders	$14,310,530	$7,784,770	$27,758,657	$14,990,558
Per share information:
Basic net income per common share available to common stockholders	$0.42	$0.23	$0.81	$0.44
Diluted net income per common share available to common stockholders	$0.42	$0.23	$0.81	$0.44
Weighted average shares outstanding:
Basic	34,172,274	33,885,779	34,080,281	33,848,825
Diluted	34,431,054	34,470,794	34,319,796	34,447,526

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$14,310,530	$7,784,770	$27,758,657	$14,990,558
Other comprehensive income, net of tax:
Change in fair value on available-for-sale securities, net of tax	(13,933,693)	1,066,735	(16,204,604)	288,357
Increase in fair value of cash flow hedges, net of income tax	3,347,367	-	3,347,367	-
Net gain (loss) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	15,339	(60,112)	15,339	(129,147)
Total comprehensive income	$3,739,543	$8,791,393	$14,916,759	$15,149,768

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

		Common Stock
	Preferred Stock Amount	Shares	Amount	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholders' Equity

Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock
options and related tax benefits	-	213,760	213,760	-	1,150,474	-	-	1,364,234
Repurchase of preferred stock	(71,250,000)	-	-	-	-	-	-	(71,250,000)
Issuance of restricted common shares, net
of forfeitures	-	94,110	94,110	-	(94,110)	-	-	-
Issuance of salary stock units	-	57,508	57,508	-	942,565	-	-	1,000,073
Restricted shares withheld for taxes	-	(44,425)	(44,425)	-	(686,321)	-	-	(730,746)
Compensation expense for restricted shares	-	-	-	-	1,671,568	-	-	1,671,568
Compensation expense for stock options	-	-	-	-	250,653	-	-	250,653
Accretion on preferred stock discount	2,153,172	-	-	-	-	(2,153,172)	-	-
Preferred dividends paid	-	-	-	-	-	(2,127,605)	-	(2,127,605)
Net income	-	-	-	-	-	18,804,598	-	18,804,598
Other comprehensive income	-	-	-	-	-	-	159,212	159,212
Balances, June 30, 2012	$-	34,675,913	$34,675,913	$3,348,402	$539,462,366	$64,307,405	$17,492,469	$659,286,555

Balances, December 31, 2012	$-	34,696,597	$34,696,597	$-	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock
options and related tax benefits	-	123,239	123,239	-	1,282,323	-	-	1,405,562
Issuance of restricted common shares, net
of forfeitures	-	293,441	293,441	-	(293,441)	-	-	-
Restricted shares withheld for taxes	-	(39,514)	(39,514)	-	(781,156)	-	-	(820,670)
Compensation expense for restricted shares	-	-	-	-	1,983,339	-	-	1,983,339
Compensation expense for stock options	-	-	-	-	12,470	-	-	12,470
Net income	-	-	-	-	-	27,758,657	-	27,758,657
Other comprehensive loss	-	-	-	-	-	-	(12,841,898)	(12,841,898)
Balances, June 30, 2013	$-	35,073,763	$35,073,763	$-	$545,963,974	$115,145,346	$385,736	$696,568,819

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$27,758,657	$18,804,598
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	2,373,927	3,879,647
Depreciation and amortization	4,622,942	4,923,028
Provision for loan losses	4,946,452	1,668,317
Gain on mortgage loans sold, net	(3,803,942)	(2,951,255)
Loss (gain) on sale of investment securities, net	25,241	(212,517)
Stock-based compensation expense	1,995,809	2,922,294
Deferred tax benefit	67,794	1,664,563
Losses on dispositions of other real estate and other investments	1,877,964	7,222,829
Excess tax benefit from stock compensation	(140,181)	(11,243)
Mortgage loans held for sale:
Loans originated	(226,714,093)	(222,373,087)
Loans sold	243,750,000	224,388,000
Decrease in other assets	10,576,616	18,852,041
Decrease in other liabilities	(12,608,365)	(2,652,747)
Net cash provided by operating activities	54,728,821	56,124,468

Investing activities:
Activities in securities available-for-sale:
Purchases	(128,922,089)	(37,244,793)
Sales	1,213,584	32,632,321
Maturities, prepayments and calls	77,932,668	106,431,284
Activities in securities held-to-maturity:
Purchases	(2,045,030)	-
Maturities, prepayments and calls	2,325,000	1,575,000
Increase in loans, net	(221,126,597)	(166,516,932)
Purchases of software, premises and equipment	(3,388,292)	(1,940,817)
Purchase of bank owned life insurance	(30,000,000)	-
Increase in other investments	(3,325,587)	(1,149,065)
Net cash used in investing activities	(307,336,343)	(66,213,002)

Financing activities:
Net increase in deposits	81,390,021	55,480,883
Net increase (decrease) in securities sold under agreements to repurchase	2,678,252	(3,968,857)
Advances from Federal Home Loan Bank:
Issuances	324,038,282	285,000,000
Payments/maturities	(74,091,731)	(240,035,833)
(Decrease) increase in other borrowings	(6,250,000)	25,000,000
Exercise of common stock options and stock appreciation rights	584,892	633,487
Excess tax benefit from stock compensation	140,181	11,243
Preferred dividends paid	-	(2,127,605)
Repurchase of preferred shares outstanding	-	(71,250,000)
Net cash provided by financing activities	328,489,897	48,743,318
Net increase in cash and cash equivalents	75,882,375	165,288,669
Cash and cash equivalents, beginning of period	165,288,669	172,163,040
Cash and cash equivalents, end of period	$241,171,044	$210,817,824

See accompanying notes to consolidated financial statements (unaudited).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio, including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements —  In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of other comprehensive income for the three and six months ended June 30, 2013, Pinnacle Financial reclassified approximately $15,000 of net losses out of other comprehensive income into gain (loss) on the sale of investment securities, net compared to reclassifications of net gains for the three and six months ended June 30, 2012, of approximately $60,000, and $129,000, respectively, net of tax.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2013 and 2012 was as follows:

	For the six months ended June 30,
	2013	2012
Cash Transactions:
Interest paid	$8,701,479	$12,717,236
Income taxes paid, net	15,600,009	(1,474,106)
Noncash Transactions:
Loans charged-off to the allowance for loan losses	11,377,491	8,774,855
Loans foreclosed upon and transferred to other real estate owned	1,780,131	7,103,792
Available-for-sale securities transferred to held-to-maturity portfolio	39,959,647	-

Income Per Common Share — Basic net income per common share available to common stockholders (EPS) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  For the three and six months ended June 30, 2012, weighted average common shares outstanding also include salary stock units issued to the named executive officers.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants and restricted shares with time-based vesting criteria. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares with time-based vesting criteria is reflected in diluted EPS by application of the treasury stock method.

For the three and six months ended June 30, 2013,  there were 258,780 and 239,515 shares associated with dilutive stock options, stock appreciation rights and restricted shares with time-based vesting criteria that were included in the net income per share calculation.  For the three and six months ended June 30, 2012, there were 585,015 and 598,701 shares associated with dilutive stock options, stock appreciation rights, warrants and time-based restricted shares with time-based vesting criteria outstanding to purchase common shares that were included in the net income per share calculation.

The following is a summary of the basic and diluted net income per share calculations for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Basic net income per share calculation:
Numerator - Net income available to common stockholders	$14,310,530	$7,784,770	$27,758,657	$14,990,558

Denominator - Average common shares outstanding	34,172,274	33,885,779	34,080,281	33,848,825
Basic net income per share available to common stockholders	$0.42	$0.23	$0.81	$0.44

Diluted net income per share calculation:
Numerator – Net income available to common stockholders	$14,310,530	$7,784,770	$27,758,657	$14,990,558

Denominator - Average common shares outstanding	34,172,274	33,885,779	34,080,281	33,848,825
Dilutive shares contingently issuable	258,780	585,015	239,515	598,701
Average diluted common shares outstanding	34,431,054	34,470,794	34,319,796	34,447,526
Diluted net income per share available to common stockholders	$0.42	$0.23	$0.81	$0.44

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
Note 3.  Securities
The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$4,998	$-	$-	$4,998
U.S. government agency securities	139,602	11	9,999	129,614
Mortgage-backed securities	383,634	9,938	6,299	387,273
State and municipal securities	131,716	6,903	745	137,874
Asset-backed securities	17,426	-	112	17,314
Corporate notes and other	9,631	1,136	8	10,759
	$687,007	$17,988	$17,163	$687,832
Securities held-to-maturity:
State and municipal securities	$40,057	$4	$1,051	$39,010
	$40,057	$4	$1,051	$39,010

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	110,817	49	414	110,452
Mortgage-backed securities	360,504	15,770	623	375,651
State and municipal securities	177,364	14,489	126	191,727
Asset-backed securities	17,361	-	9	17,352
Corporate notes and other	9,881	1,519	4	11,396
	$675,927	$31,827	1,176	$706,578
Securities held-to-maturity:
State and municipal securities	$575	$8	$-	$583
	$575	$8	$-	$583

At June 30, 2013, approximately $643.6 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

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

The amortized cost and fair value of debt securities as of June 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	June 30, 2013
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,453	$8,471	$736	$735
Due in one year to five years	26,983	27,553	12,414	12,276
Due in five years to ten years	142,827	143,297	16,011	15,553
Due after ten years	107,684	103,924	10,896	10,446
Mortgage-backed securities	383,634	387,273	-	-
Asset-backed securities	17,426	17,314	-	-
	$687,007	$687,832	$40,057	$39,010

At June 30, 2013 and December 31, 2012, the following investments had unrealized losses. The information below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2013:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	132,918	9,999	-	-	132,918	9,999
Mortgage-backed securities	146,214	6,299	-	-	146,214	6,299
State and municipal securities	47,838	1,796	-	-	47,838	1,796
Asset-backed securities	17,314	112	-	-	17,314	112
Corporate notes	807	8	-	-	807	8
Total temporarily-impaired securities	$345,091	$18,214	$-	$-	$345,091	$18,214

At December 31, 2012:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	78,899	414	-	-	78,899	414
Mortgage-backed securities	40,988	623	-	-	40,988	623
State and municipal securities	5,179	126	-	-	5,179	126
Asset-backed securities	17,353	9	-	-	17,353	9
Corporate notes	162	4	-	-	162	4
Total temporarily-impaired securities	$142,581	$1,176	$-	$-	$142,581	$1,176

The applicable dates for determining when securities are in an unrealized loss position are June 30, 2013 and December 31, 2012. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended June 30, 2013 and December 31, 2012, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2013, Pinnacle Financial had approximately $18.2 million in unrealized losses on $345.1 million of securities. Any unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at June 30, 2013, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2013.
Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Available-for-sale securities of $1.2 million were sold during the quarter ended June 30, 2013.
The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future.

Note 4.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At June 30, 2013, approximately 76% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table presents our loan balances by primary loan classification and the amount within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard, substandard-nonaccrual and doubtful-nonaccrual which are defined as follows:

•
Special mention loans have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial's credit position at some future date.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,238,668	$671,079	$249,392	$1,451,678	$116,086	$3,726,903
Special Mention	14,325	2,711	35,715	22,251	-	75,002
Substandard (1)	29,381	15,108	11,963	26,021	-	82,473
Total	1,282,374	688,898	297,070	1,499,950	116,086	3,884,378
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	12,513	4,581	1,320	2,088	59	20,561
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	12,513	4,581	1,320	2,088	59	20,561
Troubled debt restructurings(2)
Pass	312	2,762	119	376	262	3,831
Special Mention	-	-	-	-	-	-
Substandard	13,674	1,249	-	1,672	-	16,595
Total troubled debt restructurings	13,986	4,011	119	2,048	262	20,426
Total impaired loans	26,499	8,592	1,439	4,136	321	40,987
Total loans	$1,308,873	$697,490	$298,509	$1,504,086	$116,407	$3,925,365

December 31, 2012	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,093,628	$649,571	$259,878	$1,390,207	$93,712	$3,486,996
Special Mention	12,670	4,242	29,472	23,133	-	69,517
Substandard (1)	42,343	13,896	19,622	29,513	-	105,374
Total	1,148,641	667,709	308,972	1,442,853	93,712	3,661,887
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	9,290	5,877	4,509	3,035	79	22,790
Doubtful-nonaccrual	1	29	-	3	-	33
Total nonaccrual loans	9,291	5,906	4,509	3,038	79	22,823
Troubled debt restructurings(2)
Pass	4,705	3,623	71	502	119	9,020
Special Mention	-	-	-	-	-	-
Substandard	15,559	2,688	-	185	-	18,432
Total troubled debt restructurings	20,264	6,311	71	687	119	27,452
Total impaired loans	29,555	12,217	4,580	3,725	198	50,275
Total loans	$1,178,196	$679,926	$313,552	$1,446,578	$93,910	$3,712,162

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $82.5 million at June 30, 2013, compared to $105.4 million at December 31, 2012.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At June 30, 2013 and December 31, 2012, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $20.6 million and $22.8 million at June 30, 2013 and December 31, 2012, respectively, and are included in the table above.  For the six months ended June 30, 2013, the average balance of nonaccrual loans was $22.3 million as compared to $38.4 million for the twelve months ended December 31, 2012.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccrual loans been on accruing status, interest income would have been higher by $573,000, for the six months ended June 30, 2013 and by $618,000, for the six months ended June 30, 2012.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at June 30, 2013 and December 31, 2012 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At June 30, 2013			For the six months ended June 30, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$12,034	$13,267	$-	$12,592	$-
Consumer real estate – mortgage	2,419	2,425	-	2,615	-
Construction and land development	978	1,946	-	1,690	-
Commercial and industrial	1,592	1,712	-	1,653	-
Consumer and other	-	-	-	-	-
Total	$17,023	$19,350	$-	$18,550	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$484	$547	$157	$486	$-
Consumer real estate – mortgage	2,160	2,369	699	2,276	-
Construction and land development	340	380	110	341	-
Commercial and industrial	495	856	66	545	-
Consumer and other	59	61	19	60	-
Total	$3,538	$4,213	$1,051	$3,708	$-
Total nonaccrual loans	$20,561	$23,563	$1,051	$22,258	$-

	At December 31, 2012			For the year ended December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,740	$11,187	$-	$11,194	$-
Consumer real estate – mortgage	3,641	6,394	-	6,394	-
Construction and land development	1,546	2,062	-	2,063	-
Commercial and industrial	1,547	1,761	-	1,896	-
Consumer and other	-	-	-	-	-
Total	$15,474	$21,404	$-	$21,547	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$551	$1,841	$154	$3,228	$-
Consumer real estate – mortgage	2,265	4,473	573	5,828	-
Construction and land development	2,963	4,701	201	5,102	-
Commercial and industrial	1,491	2,459	814	2,528	-
Consumer and other	79	179	22	180	-
Total	$7,349	$13,653	$1,764	$16,866	$-

Total nonaccrual loans	$22,823	$35,057	$1,764	$38,413	$-

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulators and no specific allowance is carried related to those loans.

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2013 or during the year ended December 31, 2012.

Impaired loans also include loans that Pinnacle Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle Bank may otherwise incur.  If on nonaccrual status as of the date of restructuring, the loans are included in nonaccrual loans. Loans that have been restructured that were performing as of the restructure date and continue to perform in accordance with the restructured terms are reported separately as troubled debt restructurings.

At June 30, 2013 and December 31, 2012, there were $20.4 million and $27.5 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification made during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	1	428	355
Construction and land development	1	51	44	1	51	44
Commercial and industrial	1	1,500	1,290	1	1,500	1,290
Consumer and other	-	-	-	1	193	164
	2	$1,551	$1,334	4	$2,172	$1,853

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	9	$19,040	$16,283	9	$19,040	$16,283
Consumer real estate – mortgage	14	5,702	4,970	15	6,045	5,258
Construction and land development	2	734	407	2	434	407
Commercial and industrial	12	947	814	13	983	846
Consumer and other	3	124	107	3	124	107
	40	$26,547	$22,581	42	$26,626	$22,901

There were no troubled debt restructurings that defaulted during the three month periods ended June 30, 2013 or 2012.  During the six months ended June 30, 2013, two consumer real estate loans totaling $1.0 million which were previously classified as troubled debt restructurings subsequently defaulted due to their lack of performance. During the six months ended June 30, 2012, four commercial loans totaling $194,000 and two consumer loans totaling $154,000 which were previously classified as troubled debt restructurings defaulted due to their lack of performance. A default is defined as an occurrence which violates the terms of the receivable's contract.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2013 with the comparative exposures for December 31, 2012 (in thousands):

	At June 30, 2013
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2012

Lessors of nonresidential buildings	$431,666	$42,692	$474,358	$440,237
Lessors of residential buildings	222,869	23,778	246,647	215,899
Land subdividers	79,644	14,085	93,729	108,283

The table below presents past due balances at June 30, 2013 and December 31, 2012, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

June 30, 2013	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$2,882	$-	$2,882	$8,232	$636,005	$647,119
All other	-	-	-	4,281	657,468	661,749
Consumer real estate – mortgage	6,267	747	7,014	4,581	685,897	697,492
Construction and land development	1,817	-	1,817	1,320	295,373	298,510
Commercial and industrial	2,769	-	2,769	2,088	1,499,231	1,504,088
Consumer and other	1,019	-	1,019	59	115,329	116,407
	$14,754	$747	$15,501	$20,561	$3,889,303	$3,925,365

December 31, 2012	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$462	$-	$462	$8,091	$585,848	$594,401
All other	41	-	41	1,200	582,554	583,795
Consumer real estate – mortgage	3,870	-	3,870	5,906	670,150	679,926
Construction and land development	3,511	-	3,511	4,509	305,532	313,552
Commercial and industrial	2,549	-	2,549	3,038	1,440,991	1,446,578
Consumer and other	444	-	444	79	93,387	93,910
	$10,877	$-	$10,877	$22,823	$3,678,462	$3,712,162

(1)	Approximately $10.6 million and $9.4 million of nonaccrual loans as of June 30, 2013 and December 31, 2012, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification and accrual status at June 30, 2013 and December 31, 2012 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commercial real estate –mortgage	$17,722	$16,642	$157	$154	$2,121	$2,838	$20,000	$19,634
Consumer real estate – mortgage	7,419	7,336	699	573	572	853	8,690	8,762
Construction and land development	8,082	8,953	110	201	18	10	8,210	9,164
Commercial and industrial	23,929	23,829	66	814	292	95	24,287	24,738
Consumer and other	1,384	1,055	19	22	39	17	1,442	1,094
Unallocated	-	-	-	-	-	-	6,066	6,025
	$58,536	$57,815	$1,051	$1,764	$3,042	$3,813	$68,695	$69,417

(1)
Troubled debt restructurings of $20.4 million and $27.5 million as of June 30, 2013 and December 31, 2012, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2011 to December 31, 2012 to June 30, 2013 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(4,667)	(6,731)	(2,530)	(4,612)	(1,117)	-	(19,657)
Recovery of previously charged-off loans	285	818	1,155	7,175	97	-	9,530
Provision for loan losses	619	4,373	(1,501)	1,386	989	(297)	5,569
Balances, December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(3,260)	(997)	(1,351)	(5,085)	(684)	-	(11,377)
Recovery of previously charged-off loans	129	920	708	3,785	166	-	5,708
Provision for loan losses	3,497	5	(311)	849	866	41	4,947
Balances, June 30, 2013	$20,000	$8,690	$8,210	$24,287	$1,442	$6,066	$68,695

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter.  The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

At June 30, 2013, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $5.2 million to current directors, executive officers, and their related entities, of which $4.4 million had been drawn upon. At December 31, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $8.8 million to directors, executive officers, and their related entities, of which approximately $8.1 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2013 or December 31, 2012.

Residential Lending

At June 30, 2013, Pinnacle Financial had approximately $28.0 million of mortgage loans held-for-sale compared to approximately $41.2 million at December 31, 2012.  Pinnacle Financial generally has an agreement for the subsequent sale of the mortgage loan prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the six months ended June 30, 2013, Pinnacle Financial recognized $1.9 million in gains on the sale of these loans, net of commissions paid, compared to $1.5 million during the six months ended June 30, 2012.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by Pinnacle Bank while the majority of the loans sold to other investors are underwritten by the purchaser of the loans.

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

From inception of Pinnacle Bank's mortgage department in January 2003 through June 30, 2013, Pinnacle Bank originated and sold approximately 14,000 mortgage loans totaling $3.1 billion to third-party purchasers.  Of the approximately 14,000 mortgage loans, Pinnacle Bank underwrote approximately 3,700 conventional loans at an 80% or less loan-to-value that were sold to other investors and underwrote 3,100 loans that were sold to the HUD/VA.  The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle Bank until settlement with the purchaser.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank.

Based on information currently available, management believes that it does not have material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the focus on foreclosure practices of financial institutions nationwide, Pinnacle Bank has evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At June 30, 2013, Pinnacle Bank has $762.4 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 5.  Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  As of June 30, 2013, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not currently anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2013. As of June 30, 2013, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

 Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The IRS concluded its examination of the 2007, 2008, and 2009 federal tax returns during 2011. Pinnacle Financial remains open to audit under the statute of limitations by the IRS for the years ended December 31, 2010 through 2012 and by the State of Tennessee from December 31, 2009 through 2012.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2013 was 32.8% compared to 32.8% and 33.2%, respectively, for the three and six months ended June 30, 2012.  The effective tax rate differs from the Federal income tax statutory rate of 35% and state income tax rate of 6.50% primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation expense, portions of which are non-deductible.

Note 6.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At June 30, 2013, these commitments amounted to $1.1 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At June 30, 2013, these commitments amounted to $65.7 million.

Pinnacle Financial follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer.  Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At June 30, 2013, and December 31, 2012, Pinnacle Financial had accrued $1.1 million and $1.9 million, respectively, for the inherent risks associated with these off balance sheet commitments. At March 31, 2013, the allowance for off-balance sheet exposures totaled $2.9 million, of which $2.0 million was specifically attributable to one standby letter of credit.  Subsequent to March 31, 2013, Pinnacle Bank funded the standby letter of credit. Accordingly, the off-balance sheet allowance related to this one standby letter of credit was reduced in the second quarter of 2013. In conjunction with the resolution of this loan during the second quarter of 2013, Pinnacle Financial recorded a charge-off of $3.0 million against the allowance for loan losses related to this relationship.

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment or unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys' fees.  Pinnacle Financial and Pinnacle Bank are vigorously contesting this matter.  On January 17, 2012, Pinnacle Financial and Pinnacle Bank filed a motion to dismiss the complaint. The motion to dismiss was granted without prejudice to Pinnacle Financial and denied as to Pinnacle Bank on April 13, 2012, and Pinnacle Bank filed an answer on May 30, 2012.  Pinnacle Financial and Pinnacle Bank reached a tentative settlement agreement with the plaintiff during the second quarter of 2013.  Although the settlement has not yet been finalized, Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at June 30, 2013 will not have a material impact on Pinnacle Financial's financial statements.

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

At June 30, 2013, there were approximately 543,000 shares available for future issuances under these plans.

Common Stock Options and Stock Appreciation Rights

As of June 30, 2013, there were 1,156,471 stock options and 6,427 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the six months ended June 30, 2013 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	1,318,701	$23.36	3.14	$2,203	(1)
Granted	-
Exercised	(122,829)
Stock appreciation rights exercised	(1,066)
Forfeited	(31,908)
Outstanding at June 30, 2013	1,162,898	$24.64	2.78	$3,758	(2)
Outstanding and expected to vest as of June 30, 2013	1,162,898	$24.64	2.78	$3,758	(2)
Options exercisable at June 30, 2013	1,162,898	$24.64	2.78	$3,758	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $18.84 per common share at December 31, 2012 for the approximately 331,571 options and stock appreciation rights that were in-the-money at December 31, 2012.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $25.71 per common share at June 30, 2013 for the approximately 621,084 options and stock appreciation rights that were in-the-money at June 30, 2013.

During the six months ended June 30, 2013, approximately 33,000 option awards vested at an average exercise price of $21.51 with an intrinsic value of $137,218 at the time of vesting.

During the three and six months ended June 30, 2013, Pinnacle Financial recorded stock option compensation expense of $12,000, based on Black-Scholes valuation at the date of grant compared to $97,000 and $251,000 for the three and six months ended June 30, 2012. For these awards, Pinnacle Financial recognized compensation expense using a straight-line amortization method.  As of June 30, 2013, there was no unrecognized compensation cost related to unvested stock options granted under our equity incentive plans.

Restricted Share Awards

Additionally, Pinnacle Financial's 2004 Equity Incentive Plan and the plans assumed in connection with the acquisition of Mid-America provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of June 30, 2013 under any of these plans.  During the six months ended June 30, 2013, Pinnacle Financial awarded 147,015 shares of restricted common stock to certain associates and outside directors and 193,189 restricted stock units converted to restricted share awards for certain associates.

A summary of activity for unvested restricted share awards for the six months ended June 30, 2013 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2012	739,909	$15.45
Shares awarded	147,015	20.82
Conversion of restricted share units to restricted share awards	193,189	21.51
Restrictions lapsed and shares released to associates/directors	(153,543)	16.45
Shares forfeited(1)	(46,808)	16.05
Unvested at June 30, 2013	879,762	$17.55

(1)	Represents 18,257 shares forfeited due to failure to meet performance targets and 28,551 shares forfeited due to employee termination and/or retirement.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2013:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards(2)
2013	Associates	5	135,725	-	2,625	133,100
Performance Based Awards(3)
2013	Leadership team	5	193,189	-	-	193,189
Outside Director Awards(4)
2013	Outside directors	1	11,290	-	-	11,290

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

(5)	These shares represent forfeitures resulting from associate terminations during the year-to-date period ended June 30, 2013.

Compensation expense associated with performance-based restricted share awards, which are issued from time-to-time, is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance tranche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date.  For the three and six months ended June 30, 2013, Pinnacle Financial recognized approximately $1,032,000 and $1,983,000, respectively, in compensation costs attributable to all restricted share awards, compared to $814,000 and $1,672,000, respectively, for the three and six months ended June 30, 2012.

Restricted Share Units

Pinnacle Financial granted 128,018 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2013. These restricted share units will be converted to restricted shares in 2014 on a tiered scale based on actual 2013 results.  The number of units that ultimately convert to unvested restricted shares will be determined after the 2013 earnings are finalized based upon the achievement of certain predetermined profitability goals for 2013 that were established on January 11, 2013 by the Human Resources and Compensation Committee of Pinnacle Financial's board of directors (HRCC).  The number of restricted shares issuable in settlement of these restricted share units could range between 0% to 100% based on the level of 2013 profitability.  Once these restricted share units are converted to restricted share awards, the forfeiture restrictions on the number of restricted shares issued in settlement of these restricted share units will lapse in 20% increments over the following five years based on the achievement of soundness thresholds to be set by the HRCC in January of each respective fiscal year.   As the specific value of the award that will ultimately be granted to the recipients of these restricted share units and the associated performance targets cannot yet be determined, no grant was deemed to have been made, and therefore, no expense has been recognized related to these awards.

Note 8.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's net income for that year plus the retained net income for the preceding 2 years.  During the six months ended June 30, 2013, Pinnacle Bank paid $3.9 million in dividends to Pinnacle Financial.  As of June 30, 2013, Pinnacle Bank could pay approximately $85.4 million of additional dividends to Pinnacle Financial without prior TDFI approval. Pinnacle Financial has not paid any cash dividends on its common stock since inception; however, it is possible the Board of Directors may consider a dividend program at some point in the future. Our future dividend policy will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of June 30, 2013, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount			Ratio
At June 30, 2013

Total capital to risk weighted assets:
Pinnacle Financial	$586,570	12.9%	$362,619	8.0%		$454,568		10.0%
Pinnacle Bank	$575,109	12.7%	$361,853	8.0%		$453,623		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$529,749	11.7%	$181,309	4.0%		$272,741		6.0%
Pinnacle Bank	$518,406	11.5%	$180,927	4.0%		$272,174		6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$529,749	10.7%	$198,563	4.0%	$	N/	A	N/	A
Pinnacle Bank	$518,406	10.5%	$197,945	4.0%		$247,431		5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

As noted above, Pinnacle Bank had 10.5% of Tier 1 capital to average assets and 12.7% of total capital to risk-weighted assets at June 30, 2013.

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

A summary of Pinnacle Financial's interest rate swaps as of June 30, 2013 and December 31, 2012 is included in the following table (in thousands):

	June 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$248,892	$11,796	$236,377	$16,132
Pay variable / receive fixed swaps	248,892	(12,077)	236,377	(16,366)
Total	$497,784	$(281)	$472,754	$(234)

During the second quarter of 2013, Pinnacle Financial entered into a forward cash flow hedge relationship to manage our future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The terms of the individual contracts within the relationship are as follows (in thousands):

	Forecasted Notional Amount	Variable Interest Rate	Fixed Interest Rate	Term	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	1.428%	April 2015-April 2018	$602	$366
Interest Rate Swap	33,000	3 month LIBOR	1.857%	October 2015-April 2019	817	496
Interest Rate Swap	33,000	3 month LIBOR	1.996%	October 2015-October 2019	915	556
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016-April 2020	943	573
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	1,283	780
Interest Rate Swap	33,000	3 month LIBOR	2.523%	October 2016-October 2020	948	576
________
(1)	Pinnacle Financial will pay the fixed interest rate and the counterparties pay Pinnacle Financial the variable rate.
(2)	No cash will be exchanged prior to the term.

      The cash flow hedges were determined to be fully effective during the period presented. Additionally, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income (loss). If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to remain fully effective during the remaining terms of the swaps. Pinnacle Financial does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

Nonaccrual loans – A loan is classified as nonaccrual when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonaccrual loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonaccrual loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Nonaccrual loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions and the cash flow hedging contract.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs obtained. The fair value of the cash flow hedge is determined using the income approach by comparing the discounted fixed rate cash flows with the discounted variable rate cash flows.  The difference between these discounted cash flows represents the fair value of the hedge.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions.  The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

June 30, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. Treasury securities	$4,998	$4,998	$-	$-
U.S. government agency securities	129,614	-	129,614	-
Mortgage-backed securities	387,273	-	387,273	-
State and municipal securities	137,874	-	137,874	-
Agency-backed securities	17,314	-	17,314	-
Corporate notes and other	10,759	-	10,759	-
Total investment securities available-for-sale	687,832	-	682,834	$-
Alternative investments	5,726	-	-	5,726
Other assets	17,303	-	17,303	-
Total assets at fair value	$710,861	$-	$700,137	$5,726

Other liabilities	$12,077	$-	$12,077	$-
Total liabilities at fair value	$12,077	$-	$12,077	$-

December 31, 2012
Investment securities available-for-sale:
U.S. government agency securities	$110,452	$-	$110,452	$-
Mortgage-backed securities	375,651	-	375,651	-
State and municipal securities	191,727	-	191,727	-
Agency-backed securities	17,352	-	17,352	-
Corporate notes and other	11,396	-	11,396	-
Total investment securities available-for-sale	706,578	-	706,578	-
Alternative investments	4,214	-	-	4,214
Other assets	16,599	-	16,132	467
Total assets at fair value	$727,391	$-	$722,710	$4,681

Other liabilities	$16,366	$-	$16,366	$-
Total liabilities at fair value	$16,366	$-	$16,366	$-

June 30, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the year-to-date period then ended
Other real estate owned	$15,992	$-	$-	$15,992	$(1,636)
Nonaccrual loans, net (1)	19,510	-	-	19,510	(4,026)
Total	$35,502	$-	$-	$35,502	$(5,662)

December 31, 2012
Other real estate owned	$18,580	$-	$-	$18,580	$(5,428)
Nonaccrual loans, net (1)	21,059	-	-	21,059	(4,745)
Total	$39,639	$-	$-	$39,639	$(10,173)

(1)	Amount is net of a valuation allowance of $1.1 million at June 30, 2013 and $1.8 million at December 31, 2012 as required by ASC 310-10, "Receivables."

In the case of the bond portfolio, Pinnacle Financial monitors the valuation techniques utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three and six months ended June 30, 2013, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2013 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the six months ended June 30,
	2013		2012
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$4,681	$-	$3,400	$-
Total realized gains included in income	(320)	-	115	-
Change in unrealized gains/losses included in other comprehensive income
for assets and liabilities still held at June 30	-	-	-	-
Purchases, issuances and settlements, net	1,365	-	71,000	-
Transfers out of Level 3	-	-	-	-
Fair value, June 30	$5,726	$-	$3,586	$-
Total realized gains (losses) included in income related to financial assets and liabilities
still on the consolidated balance sheet at June 30	$(320)	$-	$115	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Securities held-to-maturity- Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in thousands) June 30, 2013	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$40,057	$39,010	$-	$39,010	$-
Loans, net	3,925,365	3,539,830	-	-	3,539,830
Mortgage loans held-for-sale	27,963	27,401	-	27,401	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,213,924	4,086,657	-	-	4,086,657
Federal Home Loan Bank advances	325,762	325,225	-	-	325,225
Subordinated debt and other borrowings	99,908	74,265	-	-	74,265

Off-balance sheet instruments:
Commitments to extend credit (2)	1,117,129	829	-	-	829
Standby letters of credit (3)	65,666	242	-	-	242

December 31, 2012
Financial assets:
Securities held-to-maturity	$575	$583	$-	$583	$-
Loans, net	3,642,744	3,358,435	-	-	3,358,435
Mortgage loans held for sale	41,195	42,425	-	42,425	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,129,855	4,084,314	-	-	4,084,314
Federal Home Loan Bank advances	75,850	76,350	-	-	76,350
Subordinated debt and other borrowings	106,158	83,862	-	-	83,862

Off-balance sheet instruments:
Commitments to extend credit (2)	1,030,723	1,594	-	-	1,594
Standby letters of credit (3)	74,679	304	-	-	304

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at June 30, 2013 and December 31, 2012, Pinnacle Financial included in other liabilities $1.1 million and $1.9 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At June 30, 2013 and December 31, 2012, the fair value of Pinnacle Financial's standby letters of credit was $242,000 and $304,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended June 30, 2013, and the year ended December 31, 2012, has been prepared in accordance with ASC 810.

At June 30, 2013, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs.  As discussed more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accruing restructured commercial loans, and managed discretionary trusts.

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013				December 31, 2012
Type	Assets Recognized (maximum loss)		Liability Recognized		Assets Recognized (maximum loss)		Liability Recognized		Balance Sheet Classification
Low income housing partnerships	$6,033		$-		$6,096		$-		Other assets
Trust preferred issuances	N/	A	82,476		N/	A	82,476		Subordinated debt
Commercial troubled debt restructurings	16,034		-		20,951		-		Loans
Managed discretionary trusts	N/	A	N/	A	N/	A	N/	A	N/	A

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2013 and December 31, 2012 and our results of operations for the three and six months ended June 30, 2013 and 2012.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our diluted net income per common share available to common stockholders for the three and six months ended June 30, 2013 was $0.42 and $0.81 compared to $0.23 and $0.44 for the same periods in 2012.  At June 30, 2013, loans had increased to $3.925 billion, as compared to $3.712 billion at December 31, 2012, and total deposits increased to $4.097 billion at June 30, 2013 from $4.015 billion at December 31, 2012.

Results of Operations.  Our net interest income increased $3.4 million to $43.6 million for the second quarter of 2013 compared to $40.2 million for the second quarter of 2012.  Our net interest income increased $6.7 million to $81.4 million for the six months ended June 30, 2013 compared to $78.0 million for the same period in the prior year. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2013 was 3.77% and 3.83%, respectively, compared to 3.76% and 3.75% for the same periods in 2012.
Our provision for loan losses was $2.8 million and $4.9 million for the three and six months ended June 30, 2013 compared to $0.6 million and $1.7 million for the same periods in 2012.  The increase in our provisioning expense correlates with the growth in our net loans and the costs for continued resolution of our nonperforming assets.  Net charge-offs were $3.5 million and $5.7 million for the three and six months ended June 30, 2013, compared to $2.4 million and $6.0 million for the same periods in the prior year. Our allowance for loan losses as a percentage of total loans decreased from 1.87% at December 31, 2012 to 1.75 % at June 30, 2013, as a result of improving credit metrics within our loan portfolio.
Noninterest income increased by $1.4 million and $3.4 million during the three and six months ended June 30, 2013, compared to the same period in the prior year. This increase is primarily attributable to continued growth in our fee businesses as well as increases in other noninterest income.  Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange) and interest rate swap fee transactions for commercial borrowers.
Noninterest expense decreased by $3.1 million and $6.4 million during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. Costs associated with the disposal and maintenance of other real estate owned decreased by $1.7 million and $5.7 million during the three and six months ended June 30, 2013, when compared to the same periods in 2012. Also during the second quarter of 2013, we reversed a $2.0 million allowance for off-balance sheet exposures that was specifically related to a letter of credit. During the second quarter of 2013, this letter of credit was funded and accordingly, the allowance for off balance sheet exposure was reduced. Concurrently, we recorded a specific allowance in our allowance for loan losses related to this funded loan.
During the three and six months ended June 30, 2013, Pinnacle Financial recorded income tax expense of $7.0 million and $13.6  million, respectively.   Pinnacle Financial's effective tax rate for the six months ended June 30, 2013 and 2012 of 32.9% and 33.2%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.2% and 57.8% for the three and six months ended June 30, 2013, compared to 67.7% and 70.1% for the same periods in 2012.
Net income available to common stockholders for the three and six months ended June 30, 2013 was $14.3 million and $27.8 million compared to net income available to common stockholders of $7.8 million and $15.0 million for the same periods in 2012. As a result of the redemption of all of the remaining preferred shares originally issued to the Treasury during the second quarter of 2012, net income available to common stockholders for the three and six months ended June 30, 2013 did not reflect any charge related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the CPP compared to charges of $2.7 million and $3.8 million for the same prior year periods.
Financial Condition.  Net loans increased $213.9 million during the six months ended June 30, 2013. Total deposits were $4.097 billion at June 30, 2013, compared to $4.015 billion at December 31, 2012, an increase of $81.4 million, or 2.0%.
Capital and Liquidity.  At June 30, 2013, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements.  From time to time we may be required to support the capital needs of our bank. At June 30, 2013, we had approximately $11.2 million of cash at the holding company which could be used to support our bank. Although we do not anticipate our bank needing any additional capital from us currently, we believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2013-2012	Six months ended		2013-2012
	June 30		Percent	June 30		Percent
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Interest income	$47,544	$45,954	3.5%	$94,700	$91,778	3.2%
Interest expense	3,945	5,768	(31.6)%	8,343	12,089	(31.0)%
Net interest income	43,599	40,186	8.5%	86,357	79,689	8.4%
Provision for loan losses	2,774	634	337.5%	4,946	1,668	196.5%
Net interest income after provision for loan losses	40,825	39,552	3.2%	81,411	78,021	4.3%
Noninterest income	11,326	9,910	14.3%	23,228	19,859	17.0%
Noninterest expense	30,862	33,917	(9.0)%	63,302	69,735	(9.2)%
Net income before income taxes	21,289	15,545	36.9%	41,337	28,145	46.9%
Income tax expense	6,978	5,106	36.7%	13,578	9,340	45.4%
Net income	14,311	10,440	37.1%	27,759	18,805	47.6%
Preferred dividends and discount accretion	-	2,655	(100.0)%	-	3,814	(100.0)%
Net income available to common stockholders	$14,311	$7,785	83.8%	$27,759	$14,991	85.2%
Basic net income per common share available to
common stockholders	$0.42	$0.23	82.6%	$0.81	$0.44	84.1%
Diluted net income per common share available
to common stockholders	$0.42	$0.23	82.6%	$0.81	$0.44	84.1%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $43.6 million and $86.4 million for the three and six months ended June 30, 2013, an increase of $3.4 million and $6.7 million from the levels recorded in the same periods of 2012. We were able to increase net interest income during the six months ended June 30, 2013 compared to the same period in 2012 due primarily to our focus on growing our loan portfolio and reducing our funding costs.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,845,476	$42,149	4.41%	$3,402,671	$39,288	4.65%
Securities:
Taxable	575,611	3,651	2.54%	635,678	4,454	2.82%
Tax-exempt (2)	170,358	1,484	4.66%	183,117	1,648	4.83%
Federal funds sold and other	119,089	260	1.04%	144,249	564	1.70%
Total interest-earning assets	4,710,534	$47,544	4.10%	4,365,715	$45,954	4.29%
Nonearning assets
Intangible assets	248,439			250,974
Other nonearning assets	251,627			230,894
Total assets	$5,210,600			$4,847,583

Interest-bearing liabilities:
Interest bearing deposits:
Interest checking	$790,043	$536	0.27%	$685,353	$781	0.46%
Savings and money market	1,581,868	1,381	0.35%	1,540,755	1,967	0.51%
Time	578,764	1,039	0.72%	654,538	1,551	0.95%
Total interest-bearing deposits	2,950,675	2,956	0.40%	2,880,646	4,299	0.60%
Securities sold under agreements to repurchase	129,550	71	0.22%	130,711	115	0.36%
Federal Home Loan Bank advances	293,581	223	0.31%	232,606	616	1.07%
Subordinated debt and other borrowings	102,573	695	2.72%	101,872	738	2.91%
Total interest-bearing liabilities	3,476,379	3,945	0.46%	3,345,835	5,768	1.27%
Noninterest-bearing deposits	1,012,718	0	0.00%	755,594	0	0.00%
Total deposits and interest-bearing liabilities	4,489,097	$3,945	0.35%	4,101,429	$5,768	0.57%
Other liabilities	21,944			27,313
Stockholders' equity	699,559			718,841
Total liabilities and stockholders' equity	$5,210,600			$4,847,583
Net interest income		$43,599			$40,186
Net interest spread (3)			3.65%			3.60%
Net interest margin (4)			3.77%			3.76%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2013 would have been 3.75% compared to a net interest spread of 3.73% for the three months ended June 30, 2012.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,764,033	$83,663	4.49%	$3,341,350	$77,927	4.70%
Securities:
Taxable	556,885	7,322	2.65%	662,162	9,383	2.85%
Tax-exempt (2)	173,240	3,140	4.88%	184,990	3,351	4.86%
Federal funds sold and other	118,290	575	1.14%	152,840	1,117	1.59%
Total interest-earning assets	4,612,448	$94,700	4.19%	4,341,342	$91,778	4.31%
Nonearning assets
Intangible assets	248,688			251,321
Other nonearning assets	240,787			241,558
Total assets	$5,101,923			$4,834,221

Interest-bearing liabilities:
Interest bearing deposits:
Interest checking	$782,631	$1,142	0.29%	$675,111	$1,606	0.48%
Savings and money market	1,607,151	3,005	0.38%	1,541,063	4,109	0.54%
Time	583,873	2,221	0.77%	671,810	3,412	1.02%
Total interest-bearing deposits	2,973,655	6,368	0.43%	2,887,984	9,127	0.64%
Securities sold under agreements to repurchase	130,141	149	0.23%	130,301	271	0.42%
Federal Home Loan Bank advances	196,822	414	0.42%	235,591	1,226	1.05%
Subordinated debt and other borrowings	104,663	1,412	2.72%	99,674	1,465	2.96%
Total interest-bearing liabilities	3,405,281	8,343	0.49%	3,353,550	12,089	1.28%
Noninterest-bearing deposits	982,951	0	0.00%	728,724	0	0.00%
Total deposits and interest-bearing liabilities	4,388,232	$8,343	0.38%	4,082,274	$12,089	0.60%
Other liabilities	19,759			32,633
Stockholders' equity	693,932			719,314
Total liabilities and stockholders' equity	$5,101,923			$4,834,221
Net interest income		$86,357			$79,689
Net interest spread (3)			3.70%			3.59%
Net interest margin (4)			3.83%			3.75%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2013 would have been 3.81% compared to a net interest spread of 3.72% for the six months ended June 30, 2012.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended June 30, 2013 and 2012, our net interest spread was 3.65% and 3.60%, respectively, while the net interest margin was 3.77% and 3.76%, respectively. For the six months ended June 30 , 2013 and 2012 our net interest spread was 3.70% and 3.59%, respectively, while the net interest margin was 3.83% and 3.75%, respectively. The improving net interest margin reflected management's efforts to maximize earnings by focusing on loan growth and reduced deposit pricing. During the three and six months ended June 30, 2013, total funding rates were less than those rates for the same periods in the prior year for both the three and six month periods by 22 basis points.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our checking accounts (both interest bearing and non-interest bearing) and concurrently reduced balances of higher-cost time deposits and higher-cost wholesale funding. We will continue to seek opportunities to reduce the cost of specific deposit accounts where we believe the amount we are currently paying for those funds exceeds market pricing.  However, we believe future decreases in our funding costs will become more limited compared to recent periods.

Additionally, lower levels of nonaccrual loans positively impacted our net interest margin during the three and six months ended June 30, 2013 when compared to the same periods in 2012.  Average nonaccrual loans were $22.3 million for the six months ended June 30, 2013, which was a decrease from $43.8 million for the six months ended June 30, 2012.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain low for an extended period of time.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters and we anticipate that this challenging competitive environment will continue throughout the remainder of 2013 and into 2014.  As a result, we anticipate loan yields will continue to remain depressed in 2013 and into 2014.

We continue to believe our net interest income should increase throughout 2013 compared to 2012 primarily due to an increase in average earning asset volumes, primarily loans.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 1.87% at December 31, 2012 to 1.75 % at June 30, 2013.  Our allowance for loan losses as a percentage of our nonaccrual loans has increased from 304.2% at December 31, 2012 to 334.1% at June 30, 2013.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2013. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $2.8 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $4.9 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively. Provision expense for the three and six months ended June 30, 2013 has increased as compared to the same period in 2012, primarily due to increased loan growth and costs for continued resolution of troubled assets.

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

The following is a summary of our noninterest income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended		2013-2012	Six months ended		2013-2012
	June 30,		Percent	June 30,		Percent
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,541	$2,439	4.2%	$5,021	$4,763	5.4%
Investment services	1,895	1,611	17.7%	3,688	3,258	13.2%
Insurance sales commissions	1,108	1,141	(2.9)%	2,501	2,428	3.0%
Gains on mortgage loans sold, net	1,949	1,457	33.8%	3,804	2,951	28.9%
Gain (loss) on sale of investment securities, net	(25)	99	(125.5)%	(25)	213	(111.9)%
Trust fees	880	770	14.3%	1,824	1,566	16.5%
Other noninterest income:
ATM and other consumer fees	1,888	1,395	35.3%	3,695	2,860	29.2%
Bank-owned life insurance	701	229	206.1%	971	481	101.9%
Other noninterest income	389	769	(49.4)%	1,749	1,340	30.5%
Total other noninterest income	2,978	2,393	24.5%	6,415	4,679	37.1%
Total noninterest income	$11,326	$9,910	14.3%	$23,228	$19,859	17.0%

The increase in service charges on deposit accounts in 2013 compared to the first six months of 2012 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) are also included in noninterest income. For the six months ended June 30, 2013 and 2012, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, totaled $3.7 million and $3.3 million, respectively.  At June 30, 2013, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.4 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.2 billion at June 30, 2012. Insurance commissions were approximately $1.1 million and $2.5 million for the three and six months ended June 30, 2013 compared to approximately $1.1 million and $2.4 million for the three and six months ended June 30, 2012. Substantially all of our insurance revenue is attributable to our insurance subsidiary, Miller Loughry Beach. Included in insurance income for the first six months of 2013 was $333,000 of contingent income received in the first quarter of 2013 based on 2012 sales production compared to $287,000 recorded in the first quarter in 2012. Additionally, at June 30, 2013, our trust department was receiving fees on approximately $630.3 million of managed assets compared to $462.5 million at June 30, 2012. Accordingly, trust fees increased by 16.5% between the two year-to-date periods presented.

Gains on mortgage loans sold, net consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets.  As a result, mortgage origination fees may fluctuate greatly in different rate or housing environments.  Over the last several quarters, the interest rate environment has provided home owners the opportunity to refinance their existing mortgages at low rates. Gains on mortgage loans sold, net, were $1.9 million and $3.8 million for the three and six months ended June 30, 2013 as compared to $1.5 million and $3.0 million for the same period in the prior year.

Included in other noninterest income are miscellaneous consumer fees, such as ATM and other consumer fees,  swap fees earned for the facilitation of derivative transactions for our clients and changes in the fair value of our alternative investments.  ATM revenues and other consumer fees realized in the first six months of 2013 increased approximately $835,000 as compared to the same period in the prior year. While we are exempt from the cap on debit interchange fees imposed under the Dodd-Frank Act because of our current asset size, we believe that there is the potential for downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $701,000 and $971,000 for the three and six months ended June 30, 2013 compared to $229,000 and $481,000 for the three and six months ended June 30, 2012. During the first quarter of 2013, Pinnacle Financial purchased approximately $30 million of bank-owned life insurance with terms similar to our existing policies.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Included in other noninterest income for the first six months of 2013 was approximately $400,000 of swap fees compared to approximately $110,000 for the same period in the prior year.  Also, during the first six months of 2013 we recognized approximately $168,000 in gains in the market value of our alternative investments compared to a loss of $68,000 in the prior year's comparable period.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended		2013-2012	Six months ended		2013-2012
	June 30,		Percent	June 30,		Percent
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$10,552	$11,605	(9.1)%	$22,958	$23,278	(1.4)%
Commissions	1,175	1,145	2.6%	2,294	2,140	7.2%
Cash incentives and related payroll taxes	3,775	2,023	86.6%	6,625	4,054	63.4%
Employee benefits and other	5,069	4,464	13.5%	8,266	9,558	(13.5)%
Total salaries and employee benefits	20,571	19,237	6.9%	40,143	39,030	2.9%
Equipment and occupancy	5,204	5,053	3.0%	10,317	10,062	2.5%
Other real estate expense	1,391	3,104	(55.2)%	2,112	7,780	(72.9)%
Marketing and business development	987	740	33.4%	1,778	1,525	16.6%
Postage and supplies	518	616	(15.9)%	1,109	1,179	(5.9)%
Amortization of intangibles	248	686	(63.8)%	769	1,372	(43.9)%
Other noninterest expense	1,943	4,479	(56.6)%	7,074	8,787	(19.5)%
Total noninterest expense	$30,862	$33,916	(9.0)%	$63,302	$69,735	(9.2)%

Total salaries and employee benefits expenses increased approximately 2.9% for the first six months of 2013 over the same period in 2012.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plan. As compared to prior year, cash incentives and related payroll taxes increased by $2.6 million to $6.6 million for the six months ended June 30, 2013.  Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 120% of our targeted bonus. We currently believe that our performance for fiscal 2013 will exceed our targets and we are currently accruing incentive costs in 2013 above target levels.  The increase as compared to prior year is attributable to our improved performance in fiscal 2013 as compared to 2012 as well our senior executives participating in our annual cash incentive program during the first half of 2013.  Our senior executives were again eligible to participate in our cash incentive program in the second quarter of 2012 upon our redemption of the preferred stock issued to the U.S. Treasury in connection with our participation in the CPP.

Employee benefits include items such as payroll taxes, health insurance, and employer match for the 401(k) program. Additionally, included in employee benefits and other expense for the three and six months ended June 30, 2013, were approximately $1.0 million and $2.0 million of compensation expenses related to stock options and restricted share awards compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2012.  We provide a broad-based equity incentive plan for all associates. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization.

Also included in employee benefits and other expenses in the first six months of 2012 are costs related to salary stock units issued to our senior executives during the first half of 2012. In connection with these awards, the executive officers received salary stock units which were settled in our common stock on a one-for-one basis.  The program was terminated by the HRCC effective June 30, 2012 following the redemption of all of the preferred shares issued pursuant to the CPP, and these senior executives were deemed eligible to participate in our annual cash incentive plan effective July 1, 2012. For the three and six months ended June 30, 2012, approximately $0.5 million  and $1.0 million, respectively, in costs were incurred related to the salary stock units compared to no salary stock expense during the three and six months ended June 30, 2013.

Equipment and occupancy expenses for the three and six months ended June 30, 2013, were slightly elevated as compared to the same periods in the prior year.  We expanded our retail operations in the second quarter of 2013 in the Knoxville market with the opening of our Cedar Bluff location which in future periods may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense in future periods.

At June 30, 2013, we had $16.0 million in OREO assets compared to $18.6 million at December 31, 2012.  Other real estate expense was $1.4 million and $2.1 million for the three and six months ended June 30, 2013, compared to $3.1 million and $7.8 million for the same periods in the prior year.  Approximately $885,000 and $1.6 million of the other real estate expense incurred during the three and six months ended June 30, 2013, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties compared to $2.7 million and $6.5 million for the same periods in the prior year.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

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

Management's strategy has been to aggressively pursue disposition of nonaccrual loans and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets.  We believe this has allowed us to better position the firm for increased future profitability.  Our disposition strategy generally has been to negotiate sales of foreclosed properties on a property-by-property basis, although we have also utilized both traditional and online auctions as well as bulk sales, all of which may result in increased losses in comparison to a negotiated transaction.  Our use of online auctions has been primarily limited to individual residential homes and lots. Although we do not anticipate using bulk sales as a recurring strategy, our nonperforming asset disposition strategy is reviewed on an on-going basis and could change in the future.

The decrease in intangible amortization expense between the three and six months ended June 30, 2013 as compared to the same periods in June 30, 2012 was attributable to the final amortization of the core deposit intangible associated with the 2006 acquisition of Cavalry Bancorp.   The remaining expense for the amortization of intangibles relates primarily to the intangible acquired in the Mid-America merger in November 2007.  This core deposit intangible is being amortized over ten years, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with this core deposit intangible will approximate $700,000 to $1.2 million per year for the next four years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of Miller Loughry Beach, an insurance brokerage firm, in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of the customer list intangible amounted to approximately $24,000 and $48,000 for the three and six months ended June 30, 2013 and $27,000 and $54,000 for the three and six months ended June 30, 2012, respectively. As a result, we expect intangible amortization expense to approximate $1.3 million in 2013.

Total other noninterest expenses decreased by $2.5 million and $1.7 million, or by 56.6% and 19.5%, respectively, during the three and six months ended June 30, 2013 when compared to 2012.  During the second quarter of 2013, a $2.0 million allowance for off-balance sheet exposures was reversed against other noninterest expense as a result of the underlying letter of credit being funded.  For the six months ended June 30, 2013, this $2.0 million expense reversal was offset by an approximate $877,000 prepayment penalty we incurred due to the prepayment of $35.0 million in FHLB advances in the first quarter of 2013.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.2% and 57.8% for the three and six months ended June 30, 2013 compared to 67.7% and 70.1% for the three and six months ended June 30, 2012. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The improvement in our efficiency ratio is primarily related to decreased other real estate expense between the two periods.

Income Taxes.  During the three and six months ended June 30, 2013, we recorded income tax expense of $7.0 million and $13.6 million, respectively, compared to $5.1 million and $9.3 million, respectively, for the three and six months ended June 30, 2012. Our income tax expense for the year-to-date period ended June 30, 2013 reflects an effective income tax rate of 32.9% compared to 33.2% for the year-to-date period ended June 30, 2012 which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.

Financial Condition

Our consolidated balance sheet at June 30, 2013 reflects an increase in total loans outstanding to $3.925 billion at June 30, 2013 compared to $3.712 billion at December 31, 2012. Total deposits increased by $81.4 million between December 31, 2012 and June 30, 2013. Total assets were $5.373 billion at June 30, 2013 compared to $5.041 billion at December 31, 2012.

Loans.  The composition of loans at June 30, 2013 and at December 31, 2012 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,308,873	33.3%	$1,178,196	31.7%
Consumer real estate – mortgage	697,490	17.8%	679,926	18.3%
Construction and land development	298,509	7.6%	313,552	8.4%
Commercial and industrial	1,504,086	38.3%	1,446,578	39.0%
Consumer and other	116,407	3.0%	93,910	2.5%
Total loans	$3,925,365	100.0%	$3,712,162	100.0%

The primary changes within the composition of our loan portfolio at June 30, 2013 as compared to December 31, 2012 reflect increased loan demand in the commercial real estate segment.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At June 30, 2013, approximately 49.4% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  Growth in the consumer and other segment is the result of increased indirect automobile lending.

The following table classifies our fixed and variable rate loans at June 30, 2013 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at June 30, 2013			Percentage
	Fixed	Variable		At June 30,
	Rates	Rates	Totals	2013
Based on contractual maturity:
Due within one year	$210,890	$820,313	$1,031,203	26.3%
Due in one year to five years	850,159	826,365	1,676,524	42.7%
Due after five years	517,179	700,459	1,217,638	31.0%
Totals	$1,578,228	$2,347,137	$3,925,365	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,860,748	$1,860,748	47.4%
Due within one year	210,890	82,166	293,056	7.5%
Due in one year to five years	850,159	377,003	1,227,162	31.3%
Due after five years	517,179	27,220	544,399	13.9%
Totals	$1,578,228	$2,347,137	$3,925,365	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $879.1 million of our daily floating rate loan portfolio and on approximately $427.0 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.58% compared to the average coupon of 3.77% for this portfolio.  The weighted average rate of the floors for the remaining variable rate portfolio is 4.05% compared to the average coupon rate of 3.01% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
Accruing loans past due 30 to 89 days:	2013	2012
Commercial real estate – mortgage	$2,882	$503
Consumer real estate – mortgage	6,267	3,870
Construction and land development	1,817	3,511
Commercial and industrial	2,769	2,549
Consumer and other	1,019	444
Total accruing loans past due 30 to 89 days	$14,754	$10,877

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	747	-
Construction and land development	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total accruing loans past due 90 days or more	$747	$-

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.38%	0.29%
Accruing loans past due 90 days or more as a percentage of total loans	0.02%	-
Total accruing loans in past due status as a percentage of total loans	0.39%	0.29%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $82.5 million or 2.1% of total loans at June 30, 2013 compared to $105.4 million or 2.8% of total loans at December 31, 2012. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.   Approximately $3.9 million of potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2013.
Nonperforming Assets and Troubled Debt Restructurings.  At June 30, 2013, we had $36.6 million in nonperforming assets compared to $41.4 million at December 31, 2012. Included in nonperforming assets were $20.6 million in nonaccrual loans and $16.0 million in OREO at June 30, 2013 and $22.8 million in nonaccrual loans and $18.6 million in OREO assets at December 31, 2012.   At June 30, 2013 and December 31, 2012, there were $20.4 million and $27.5 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at June 30, 2013 and December 31, 2012 (in thousands):
	At December 31, 2012	Payments, Sales and Reductions(2)	Foreclosures(3)	Inflows (4)	At June 30, 2013
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$9,291	$(5,235)	$-	$8,457	$12,513
Consumer real estate – mortgage	5,906	(4,492)	(1,780)	4,947	4,581
Construction and land development	4,509	(4,311)	-	1,122	1,320
Commercial and industrial (5)	3,038	(13,083)	-	12,133	2,088
Consumer and other	79	(394)	-	374	59
Total nonaccrual loans (1)	22,823	(27,515)	(1,780)	27,033	20,561
Other real estate owned	18,580	(4,368)	1,780	0	15,992
Total nonperforming assets	41,403	(31,883)	-	27,033	36,553
Troubled debt restructurings:
Commercial real estate – mortgage	20,264	(6,277)	-	0	13,987
Consumer real estate – mortgage	6,311	(2,728)	-	428	4,011
Construction and land development	71	(3)	-	51	119
Commercial and industrial	687	(192)	-	1,554	2,049
Consumer and other	119	(51)	-	193	261
Total troubled debt restructurings	27,452	(9,251)	-	2,226	20,427
Total nonperforming assets and troubled debt restructurings	$68,855	$(41,134)	$-	$29,259	$56,980
Ratios:
Nonaccrual loans to total loans	0.61%				0.52%
Nonperforming assets to total loans plus other real estate owned	1.11%				0.93%
Nonperforming assets plus troubled debt restructurings to total
loans and other real estate owned	1.35%				1.45%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and
allowance for loan losses	31.04%				23.81%
______________________
(1)	Approximately $10.6 million and $9.4 million as of June 30, 2013 and December 31, 2012, respectively, of nonaccrual loans included above are currently paying pursuant to their contractual terms.
(2)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the six months ended June 30, 2013.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(3)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO during the six months ended June 30, 2013.
(4)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the six months ended June 30, 2013.  Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during 2013.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during 2013.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(5)
Nonperforming loan inflows and payments, sales and reductions for the year-to-date period ended June 30, 2013, include one $8.7 million standby letter of credit that funded during the second quarter of 2013 and became a nonperforming loan.  This nonperforming loan was resolved during the second quarter of 2013.

At June 30, 2013, we owned $16.0 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $18.6 million at December 31, 2012, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (in thousands):

	June 30,	December 31,
	2013	2012
Developed lots	$1,659	$1,835
Undeveloped land	11,189	13,285
Other	3,144	3,460
	$15,992	$18,580

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of  June 30, 2013 and December 31, 2012, our allowance for loan losses was approximately $68.7 million and $69.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of June 30, 2013 and December 31, 2012 and the percentage of loans in each category to total loans (in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$20,000	33.3%	$19,634	31.7%
Consumer real estate - mortgage	8,690	17.8%	8,762	18.3%
Construction and land development	8,210	7.6%	9,164	8.5%
Commercial and industrial	24,287	38.3%	24,738	39.0%
Consumer and other	1,442	3.0%	1,094	2.5%
Unallocated	6,066	NA	6,025	NA
Total allowance for loan losses	$68,695	100.0%	$69,417	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended June 30, 2013 and for the year ended December 31, 2012 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Six months ended June 30, 2013	Year ended December 31, 2012
Balance at beginning of period	$69,417	$73,975
Provision for loan losses	4,946	5,569
Charged-off loans:
Commercial real estate – mortgage	(3,260)	(4,667)
Consumer real estate – mortgage	(997)	(6,731)
Construction and land development	(1,351)	(2,530)
Commercial and industrial	(5,085)	(4,612)
Consumer and other loans	(684)	(1,117)
Total charged-off loans	(11,377)	(19,657)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	129	285
Consumer real estate – mortgage	920	818
Construction and land development	708	1,155
Commercial and industrial	3,785	7,175
Consumer and other loans	166	97
Total recoveries of previously charged-off loans	5,708	9,530
Net charge-offs	(5,669)	(10,127)
Balance at end of period	$68,694	$69,417
Ratio of allowance for loan losses to total loans outstanding at end of period	1.75%	1.87%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.30%	0.29%
______________________
(1)	Net charge-offs for the year-to-date period ended June 30, 2013 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2012.
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $727.9 million and $707.2 million at June 30, 2013 and December 31, 2012, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
Weighted average life	5.64 years	4.77 years
Effective duration	4.48%	3.16%
Weighted average coupon	3.59%	3.88%
Tax equivalent yield	3.03%	3.26%

Deposits and Other Borrowings.    We had approximately $4.097 billion of deposits at June 30, 2013 compared to $4.015 billion at December 31, 2012. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $117.3 million at June 30, 2013 and $114.7 million at December 31, 2012.   Additionally, at June 30, 2013, and December 31, 2012, we had borrowed $325.8 million and $75.9 million, respectively, in advances from the FHLB.   At June 30, 2013, Pinnacle Bank also has approximately $187.2 million in availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at June 30, 2013 and December 31, 2012 (in thousands):

	June 30,		December 31,
	2013	Percent	2012	Percent
Core funding:
Transaction accounts	$1,903,487	41.0%	$1,746,476	40.5%
Money market accounts	1,424,910	30.7%	1,561,714	36.2%
Time deposit accounts less than $250,000	443,028	9.6%	467,013	10.8%
Total core funding	3,771,425	81.3%	3,775,203	87.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	12,963	0.3%	-	-
Reciprocating money market accounts (1)	182,779	3.9%	100,542	2.3%
Reciprocating time deposits	40,034	0.9%	52,239	1.2%
Other time deposits	89,379	1.9%	87,204	2.0%
Securities sold under agreements to repurchase	117,345	2.5%	114,667	2.7%
Total relationship based non-core funding	442,500	9.5%	354,652	8.2%
Wholesale funding:
Federal Home Loan Bank advances	325,762	7.0%	75,850	1.8%
Holding company loan	17,432	0.4%	23,682	0.6%
Subordinated debt – Pinnacle Financial	82,476	1.8%	82,476	1.9%
Total wholesale funding	425,671	9.2%	182,008	4.2%
Total non-core funding	868,170	18.7%	436,118	10.1%
Totals	$4,639,595	100.0%	$4,311,863	100.0%
______________________
(1)
The reciprocating categories consists of deposits we receive from the Certificate of Deposit Account Registry Services network (CDARS) in exchange for deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At June 30, 2013 and December 31, 2012, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 87.6% at December 31, 2012 to 81.3% at June 30, 2013 due to a reduction in money market deposit account balances.

Continuing to grow our core deposit base is a key strategic objective of our firm.  Our core funding percentage decreased by 6.3% between December 31, 2012 and June 30, 2013 while our core deposits decreased $3.8 million.  The decrease in our core funding percentage was impacted by a number of factors including our strategic decision to acquire low cost funding from the Federal Home Loan Bank and increased competition for money market accounts in our market.  Additionally, we have numerous commercial and affluent consumer depositors that maintain significant balances in their transaction and money market accounts. These deposits are subject to significant fluctuations from time to time for such purposes as distributions to owners, taxes, business acquisitions, etc. As a result, our core funding ratios may also fluctuate meaningfully based on these factors.

The amount of time deposits as of June 30, 2013 amounted to $572.4 million.  The following table shows our time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than nine months, (3) over nine but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$110,869	0.57%
Over three but less than six months	103,011	0.48%
Over six but less than twelve months	138,533	0.55%
Over twelve months	130,649	1.02%
	$483,062	0.67%
Denomination $250,000 and greater
Three months or less	$19,698	0.51%
Over three but less than six months	17,688	1.04%
Over six but less than twelve months	34,258	0.58%
Over twelve months	17,735	1.57%
	$89,379	0.85%
Totals	$572,441	0.69%

Subordinated debt and other borrowings.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At June 30, 2013, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at June 30, 2013
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.07%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.67%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.92%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.12%

The securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter.  Distributions are payable quarterly.  The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  We guarantee the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.  Pinnacle Financial's obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Pinnacle Financial of the obligations of the Trusts under the Trust Preferred Securities.

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

The Trust Preferred Securities may be redeemed prior to maturity at our option.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as "Tier I capital" under the Federal Reserve capital adequacy guidelines. Under current Federal Reserve regulations, the trust preferred securities qualify as Tier 1 capital.  The Federal Reserve published final Basel III capital regulations in June 2013 which continued the treatment of preferred securities as Tier I capital for holding companies under $15.0 billion in assets.
On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million.  Pinnacle Financial's borrowings under the Loan Agreement bear interest at rates that, at Pinnacle Financial's option, can be either:

•
A base rate generally defined as the sum of (i) the highest of (x) the lender's "base" or "prime" rate, (y) the average overnight federal funds effective rate plus one-half percent (0.50%) per annum or (z) one-month LIBOR plus one percent (1%) per annum and (ii) an applicable margin as noted below; or

•
A LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available source) for one, two or three months (all as selected by the Company), and (ii) an applicable margin.

The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans is 3.00% (300 basis points).
Pinnacle Financial is required to make quarterly principal payments of $625,000 beginning on September 30, 2012, and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. During the second quarter of 2013, Pinnacle Financial made a $5.0 million prepayment on this loan.  At June 30, 2013, the balance owed on this loan was $17.4 million.
Capital Resources.  At June 30, 2013 and December 31, 2012, our stockholders' equity amounted to $696.6 million and $679.1 million, respectively, an increase of approximately $17.5 million.  Substantially all of this increase is attributable to our year-to-date net income offset by decreases in unrealized gains on our securities portfolio.
Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's net profits for that year plus the retained profits for the preceding two years.  During the first quarter of 2013, Pinnacle Bank paid dividends of $3.9 million to Pinnacle Financial.  As of June 30, 2013, Pinnacle Bank could pay approximately $85.4 million of additional dividends to Pinnacle Financial without prior TDFI approval. Pinnacle Financial has not paid any cash dividends on its common stock since inception; however, the Board of Directors may consider a dividend program at some point in the future. Our future dividend policy will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

•
Earnings simulation model.  We believe interest rate risk is best measured by our earnings simulation modeling.  Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.  To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates.  For changes up or down in rates from management's flat interest rate forecast over the next twelve months, limits in the decline in net interest income are as follows:

·	+/- 10.0% for a gradual change of 400 points; +/-20.0% for an instantaneous change of 400 basis points
·	+/- 7.5% for a gradual change of 300 points; +/- 15.0% for an instantaneous change of 300 basis points
·	+/- 5.0% for a gradual change of 200 points; +/- 10.0% for an instantaneous change of 200 basis points
·	+/- 2.5% for a gradual change of 100 points; +/- 5.0% for an instantaneous change of 100 basis points

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

At June 30, 2013, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 200 basis points.  The slight liability sensitivity present at the 100 to 200 basis point increment level is primarily attributable to the fact that our loan floors will prevent the rise in yields on our loan portfolio at these levels from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 125 to 150 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level of interest rate increases.  Absent any other asset liability strategies an interest rate increase of a 125 to 150 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

As discussed more fully in footnote 9 in the Notes to the Consolidated Financial Statements, we entered into a cash flow hedge relationship to manage our future interest rate exposure during the second quarter of 2013.  We account for derivative financial instruments in accordance with ASC 815 which requires recognition of all derivative instruments on the balance sheet as either an asset or liability measured at fair value through adjustments to either accumulated other comprehensive income within shareholders' equity or current earnings. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. Amounts of collateral posted or received have not been netted within the related derivatives.

We have prepared written hedge documentation, identifying the risk management objective and designating the derivative instruments as part of a cash flow hedging relationship. This transaction was designated as an ASC 815 hedge and was assessed at inception and will be assessed on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in cash flows of the hedged item. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. Cash flows from derivative contracts will be reported as operating activities on the Consolidated Statements of Cash Flows.

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

In addition, Pinnacle Bank is a member of the FHLB.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions. The remaining discount was $192,000 at June 30, 2013.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At June 30, 2013, Pinnacle Bank had received advances from the FHLB totaling $325.6 million at the following rates and maturities (in thousands):
Scheduled Maturities	Amount	Interest Rates(1)
2013	$310,000	0.18%
2014	-	-
2015	-	-
2016	15,000	2.39%
2017	-	-
Thereafter	565	2.49%
Total	$325,565
Weighted average interest rate		0.29%
______________________
(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of June 30, 2013.

As part of our asset liability policy, we seek to manage our interest rate risk and we utilize various strategies in order to achieve our goals. During the first quarter of 2013, we restructured approximately $35.0 million of FHLB advances to reduce our ongoing funding costs. This restructuring was undertaken because the weighted average interest rate on those FHLB advances was 1.79%, significantly higher than the rate for replacement funding.  Other than the interest rates associated with the individual advances, the terms of the replacement advances were similar to those of the advances restructured. In conjunction with this restructuring, we incurred a one-time charge to earnings of approximately $877,000 during the first quarter of 2013.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings at June 30, 2013, or during the quarter then ended under these agreements.  Pinnacle Bank also has approximately $500 million in available Federal Reserve discount window lines of credit.

At June 30, 2013, excluding reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will represent an insignificant percentage of our total funding in 2013 as we seek to maintain a higher level of core deposits.

At June 30, 2013, we had no significant commitments for capital expenditures. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
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
Off-Balance Sheet Arrangements.  At June 30, 2013, we had outstanding standby letters of credit of $65.7 million and unfunded loan commitments outstanding of $1.1 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

 Recent Accounting Pronouncements

With the exception of those noted in the Notes to the Consolidated Financial Statements herein, there are currently no new accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations or cash flows upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 25 through 40 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pinnacle Financial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to Pinnacle Financial's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Pinnacle Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Pinnacle Financial's disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used.  In support of his claims, the plaintiff asserts theories of breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment or unconscionability.  The plaintiff is seeking, among other remedies, an award of unspecified compensatory damages, pre-judgment interest, costs and attorneys' fees.  Pinnacle Financial and Pinnacle Bank are vigorously contesting this matter.  On January 17, 2012, Pinnacle Financial and Pinnacle Bank filed a motion to dismiss the complaint. The motion to dismiss was granted without prejudice to Pinnacle Financial and denied as to Pinnacle Bank on April 13, 2012, and Pinnacle Bank filed an answer on May 30, 2012. Pinnacle Financial and Pinnacle Bank reached a tentative settlement with the plaintiff during the second quarter of 2013.   Although the settlement has not been finalized, Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

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

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact Pinnacle Financial's and Pinnacle Bank's results of operations.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these recently adopted rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to Pinnacle Financial and Pinnacle Bank on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of these more stringent capital requirements to Pinnacle Financial and Pinnacle Bank  could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if Pinnacle Financial or Pinnacle Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in Pinnacle Financial or Pinnacle Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit Pinnacle Financial's and Pinnacle Bank's ability to make distributions, including paying dividends or buying back shares.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	20	$23.36	-	-
May 1, 2013 to May 31, 2013	1,098	25.99	-	-
June 1, 2013 to June 30, 2013	896	25.10	-	-
Total	2,014	$25.57	-	-
______________________
(1)
During the quarter ended June 30, 2013, 6,979 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 2,014 shares to satisfy tax withholding requirements for these associates.

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

PINNACLE FINANCIAL PARTNERS, INC.

July 31, 2013	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

July 31, 2013	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer