Form 10-Q
period 2013-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2013-11-01
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
As of October 29, 2013 there were 35,149,392 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2013

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial Partners, Inc. ("Pinnacle Financial") to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the development of any new market other than Nashville or Knoxville; (xii) a merger or acquisition; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) the ability to attract additional financial advisors or to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) changes in the value of Pinnacle Financial's investment securities and any resulting losses associated therewith resulting from changes in market rates of interest, with Pinnacle Financial's intent to hold these securities to maturity, or the underlying financial condition of the issuer thereof; (xix) a decision by Pinnacle Financial's board of directors to eliminate or reduce the amount of the quarterly cash dividend initiated on Pinnacle Financial's common stock and, (xx) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013, Pinnacle Financial's most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2013 and Part II, Item 1A "Risk Factors" below.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and noninterest-bearing due from banks	$92,150,263	$51,946,542
Interest-bearing due from banks	118,351,624	111,535,083
Federal funds sold and other	639,572	1,807,044
Cash and cash equivalents	211,141,459	165,288,669

Securities available-for-sale, at fair value	704,291,206	706,577,806
Securities held-to-maturity (fair value of $38,717,744 and $583,212 at
September 30, 2013 and December 31, 2012, respectively)	39,593,672	574,863
Mortgage loans held-for-sale	16,961,925	41,194,639

Loans	3,969,302,182	3,712,162,430
Less allowance for loan losses	(67,279,672)	(69,417,437)
Loans, net	3,902,022,510	3,642,744,993

Premises and equipment, net	74,117,834	75,804,895
Other investments	30,537,063	26,962,890
Accrued interest receivable	16,167,556	14,856,615
Goodwill	243,807,645	244,040,421
Core deposits and other intangible assets	4,087,425	5,103,273
Other real estate owned	15,522,233	18,580,097
Other assets	132,950,060	98,819,455
Total assets	$5,391,200,588	$5,040,548,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,138,420,589	$985,689,460
Interest-bearing	784,995,026	760,786,247
Savings and money market accounts	1,860,598,743	1,662,256,403
Time	549,528,625	606,455,873
Total deposits	4,333,542,983	4,015,187,983
Securities sold under agreements to repurchase	84,031,927	114,667,475
Federal Home Loan Bank advances	115,670,655	75,850,390
Subordinated debt and other borrowings	99,283,292	106,158,292
Accrued interest payable	925,097	1,360,598
Other liabilities	45,530,772	48,252,519
Total liabilities	4,678,984,726	4,361,477,257
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
35,133,733 and 34,696,597 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	35,133,733	34,696,597
Additional paid-in capital	547,641,227	543,760,439
Retained earnings	129,792,296	87,386,689
Accumulated other comprehensive (loss) income, net of taxes	(351,394)	13,227,634
Total stockholders' equity	712,215,862	679,071,359
Total liabilities and stockholders' equity	$5,391,200,588	$5,040,548,616

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$42,778,193	$40,405,396	$126,441,555	$118,331,163
Securities:
Taxable	3,538,446	3,973,717	10,860,146	13,356,957
Tax-exempt	1,601,067	1,621,541	4,741,440	4,972,539
Federal funds sold and other	259,536	440,254	834,748	1,557,831
Total interest income	48,177,242	46,440,908	142,877,889	138,218,490

Interest expense:
Deposits	2,708,376	3,986,328	9,076,757	13,112,653
Securities sold under agreements to repurchase	55,601	99,379	204,240	370,405
Federal Home Loan Bank advances and other borrowings	840,318	1,422,845	2,666,721	4,114,008
Total interest expense	3,604,295	5,508,552	11,947,718	17,597,066
Net interest income	44,572,947	40,932,356	130,930,171	120,621,424
Provision for loan losses	684,956	1,412,575	5,631,408	3,080,892
Net interest income after provision for loan losses	43,887,991	39,519,781	125,298,763	117,540,532

Noninterest income:
Service charges on deposit accounts	2,797,342	2,531,707	7,818,452	7,295,045
Investment services	1,955,652	1,676,601	5,643,690	4,934,262
Insurance sales commissions	1,021,430	987,222	3,522,430	3,415,945
Gain on mortgage loans sold, net	1,326,469	1,978,935	5,130,411	4,930,190
(Loss) gain on sale of investment securities, net of OTTI	(1,441,234)	(49,784)	(1,466,475)	162,733
Trust fees	931,543	767,042	2,756,079	2,332,716
Other noninterest income	4,796,079	2,537,863	11,210,770	7,217,879
Total noninterest income	11,387,281	10,429,586	34,615,357	30,288,770

Noninterest expense:
Salaries and employee benefits	21,009,680	19,470,535	61,152,789	58,500,279
Equipment and occupancy	5,412,865	5,156,131	15,730,074	15,217,897
Other real estate expense	699,211	2,399,232	2,810,779	10,179,572
Marketing and other business development	720,866	834,661	2,498,708	2,359,760
Postage and supplies	581,433	637,906	1,690,588	1,816,925
Amortization of intangibles	246,675	683,430	1,015,848	2,055,564
Other noninterest expense	4,652,161	4,396,465	11,725,844	13,183,603
Total noninterest expense	33,322,891	33,578,360	96,624,630	103,313,600
Income before income taxes	21,952,381	16,371,007	63,289,490	44,515,702
Income tax expense	7,305,431	5,021,882	20,883,883	14,361,979
Net income	14,646,950	11,349,125	42,405,607	30,153,723
Preferred stock dividends	-	-	-	1,660,868
Accretion on preferred stock discount	-	-	-	2,153,172
Net income available to common stockholders	$14,646,950	$11,349,125	$42,405,607	$26,339,683
Per share information:
Basic net income per common share available to common stockholders	$0.43	$0.33	$1.24	$0.78
Diluted net income per common share available to common stockholders	$0.42	$0.33	$1.23	$0.76
Weighted average shares outstanding:
Basic	34,282,899	33,939,248	34,148,562	33,879,186
Diluted	34,606,567	34,523,076	34,415,776	34,473,895

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$14,646,950	$11,349,125	$42,405,607	$30,153,723
Other comprehensive income, net of tax:
Change in fair value on available-for-sale securities, net of tax	(1,191,495)	1,911,296	(17,396,100)	2,199,651
Change in fair value of cash flow hedges, net of income tax	(421,473)	-	2,925,895	-
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	875,838	30,254	891,177	(98,893)
Total comprehensive income	$13,909,820	$13,290,675	$28,826,579	$32,254,481

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

		Common Stock
	Preferred Stock Amount	Shares	Amount	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholders' Equity

Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock
options and related tax benefits	-	230,718	230,718	-	1,297,396	-	-	1,528,114
Repurchase of preferred stock	(71,250,000)	-	-	-	-	-	-	(71,250,000)
Issuance of restricted common shares, net
of forfeitures	-	95,890	95,890	-	(95,890)	-	-	-
Issuance of salary stock units	-	57,508	57,508	-	942,565	-	-	1,000,073
Restricted shares withheld for taxes	-	(47,417)	(47,417)	-	(741,427)	-	-	(788,844)
Compensation expense for restricted shares	-	-	-	-	2,489,334	-	-	2,489,334
Compensation expense for stock options	-	-	-	-	329,350	-	-	329,350
Cancellation of outstanding warrants	-	-	-	(3,348,402)	2,593,402	-	-	(755,000)
Accretion on preferred stock discount	2,153,172	-	-	-	-	(2,153,172)	-	-
Preferred dividends paid	-	-	-	-	-	(2,127,605)	-	(2,127,605)
Net income	-	-	-	-	-	30,153,723	-	30,153,723
Other comprehensive income	-	-	-	-	-	-	2,100,758	2,100,758
Balances, September 30, 2012	$-	34,691,659	$34,691,659	$-	$543,042,267	$75,656,530	$19,434,015	$672,824,471

Balances, December 31, 2012	$-	34,696,597	$34,696,597	$-	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock
options and related tax benefits	-	191,928	191,928	-	2,372,601	-	-	2,564,529
Issuance of restricted common shares, net
of forfeitures	-	300,718	300,718	-	(300,718)	-	-	-
Restricted shares withheld for taxes	-	(55,510)	(55,510)	-	(1,218,326)	-	-	(1,273,836)
Compensation expense for restricted shares	-	-	-	-	3,014,761	-	-	3,014,761
Compensation expense for stock options	-	-	-	-	12,470	-	-	12,470
Net income	-	-	-	-	-	42,405,607	-	42,405,607
Other comprehensive loss	-	-	-	-	-	-	(13,579,028)	(13,579,028)
Balances, September 30, 2013	$-	35,133,733	$35,133,733	$-	$547,641,227	$129,792,296	$(351,394)	$712,215,862

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2013	2012
Operating activities:
Net income	$42,405,607	$30,153,723
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	3,444,484	5,697,121
Depreciation and amortization	6,918,189	7,548,657
Provision for loan losses	5,631,408	3,080,892
Gain on mortgage loans sold, net	(5,130,411)	(4,930,190)
Loss (gain) on sale of investment securities, net	1,466,475	(162,733)
Stock-based compensation expense	3,027,231	3,818,757
Deferred tax (expense) benefit	(51,547)	2,128,122
Losses on dispositions of other real estate and other investments	2,889,742	9,313,372
Excess tax benefit from stock compensation	(232,776)	(31,524)
Mortgage loans held for sale:
Loans originated	(320,203,874)	(354,271,377)
Loans sold	349,567,000	355,189,000
Decrease in other assets	12,875,979	25,959,161
(Decrease) increase in other liabilities	(3,105,860)	2,486,701
Net cash provided by operating activities	99,501,647	85,979,682

Investing activities:
Activities in securities available-for-sale:
Purchases	(182,289,872)	(43,610,007)
Sales	1,414,628	35,420,503
Maturities, prepayments and calls	111,542,890	162,369,154
Activities in securities held-to-maturity:
Purchases	(2,452,919)	-
Maturities, prepayments and calls	2,982,450	1,755,000
Increase in loans, net	(269,103,013)	(250,553,288)
Purchases of software, premises and equipment	(4,371,613)	(2,852,918)
Purchase of bank owned life insurance	(30,000,000)	-
(Decrease) increase in other investments	(3,611,128)	18,503,170
Net cash used in investing activities	(375,888,577)	(78,968,386)

Financing activities:
Net increase in deposits	318,355,000	64,947,672
Net increase (decrease) in securities sold under agreements to repurchase	(30,635,547)	3,195,562
Advances from Federal Home Loan Bank:
Issuances	624,000,000	495,000,000
Payments/maturities	(584,128,201)	(530,124,164)
(Decrease) increase in other borrowings	(6,875,000)	9,307,292
Exercise of common stock options and stock appreciation rights	1,290,692	739,270
Excess tax benefit from stock compensation	232,776	31,524
Preferred dividends paid	-	(2,127,605)
Repurchase of preferred shares outstanding	-	(71,250,000)
Repurchase of outstanding warrants	-	(755,000)
Net cash provided by financing activities	322,239,720	(31,035,449)
Net increase in cash and cash equivalents	45,852,790	(24,024,153)
Cash and cash equivalents, beginning of period	165,288,669	172,163,040
Cash and cash equivalents, end of period	$211,141,459	$148,138,887

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

Recently Adopted Accounting Pronouncements —  In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of comprehensive income for the three and nine months ended September 30, 2013, Pinnacle Financial reclassified approximately $876,000 and $891,000 of net losses out of other comprehensive income into loss on the sale of investment securities, net of tax, compared to reclassifications of net losses for the three months ended ended September 30, 2012, of approximately $30,000, net of tax and net gains for the nine months ended September 30, 2012, of $99,000, net of tax.

      Goodwill — ASU No. 2011-8 provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the quantitative two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the quantitative two-step goodwill impairment test is not required.Pinnacle Financial performed our annual assessment as of September 30, 2013. The results of our qualitative assessment indicated that the fair value of our reporting units was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2013 and 2012 was as follows:

	For the nine months ended September 30,
	2013	2012
Cash Transactions:
Interest paid	$12,434,753	$18,317,526
Income taxes paid, net	20,850,009	5,699,106
Noncash Transactions:
Loans charged-off to the allowance for loan losses	14,088,656	11,265,378
Loans foreclosed upon and transferred to other real estate owned	3,491,421	8,489,792
Available-for-sale securities transferred to held-to-maturity portfolio	39,959,647	-

Income Per Common Share — Basic net income per common share available to common stockholders (EPS) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  For the three and nine months ended September 30, 2012, weighted average common shares outstanding also include salary stock units issued to the named executive officers.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants and dilutive restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted EPS by application of the treasury stock method.

For the three and nine months ended September 30, 2013,  there were 323,668 and 267,214 shares, respectively, associated with dilutive stock options, stock appreciation rights and dilutive restricted shares that were included in the net income per share calculation.  For the three and nine months ended September 30, 2012, there were 583,828 and 594,709 shares, respectively, associated with dilutive stock options, stock appreciation rights, warrants and restricted shares outstanding to purchase common shares that were included in the net income per share calculation.

The following is a summary of the basic and diluted net income per share calculations for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Basic net income per share calculation:
Numerator - Net income available to common stockholders	$14,646,950	$11,349,125	$42,405,607	$26,339,683

Denominator - Average common shares outstanding	34,282,899	33,939,248	34,148,562	33,879,186
Basic net income per share available to common stockholders	$0.43	$0.33	$1.24	$0.78

Diluted net income per share calculation:
Numerator – Net income available to common stockholders	$14,646,950	$11,349,125	$42,405,607	$26,339,683

Denominator - Average common shares outstanding	34,282,899	33,939,248	34,148,562	33,879,186
Dilutive shares contingently issuable	323,668	583,828	267,214	594,709
Average diluted common shares outstanding	34,606,567	34,523,076	34,415,776	34,473,895
Diluted net income per share available to common stockholders	$0.42	$0.33	$1.23	$0.76

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

Note 3.  Securities
The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$4,999	$1	$-	$5,000
U.S. government agency securities	137,908	225	10,642	127,491
Mortgage-backed securities	390,179	10,142	5,991	394,330
State and municipal securities	142,943	6,581	734	148,790
Asset-backed securities	17,461	-	147	17,314
Corporate notes and other	10,224	1,153	10	11,367
	$703,714	$18,102	$17,524	$704,292
Securities held-to-maturity:
State and municipal securities	$39,594	$72	$948	$38,718
	$39,594	$72	$948	$38,718

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	110,817	49	414	110,452
Mortgage-backed securities	360,504	15,770	623	375,651
State and municipal securities	177,364	14,489	126	191,727
Asset-backed securities	17,361	-	9	17,352
Corporate notes and other	9,881	1,519	4	11,396
	$675,927	$31,827	1,176	$707
Securities held-to-maturity:
State and municipal securities	$575	$8	$-	$1
	$575	$8	$-	$1

At September 30, 2013, approximately $596.0 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

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

The amortized cost and fair value of debt securities as of September 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	September 30, 2013
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,458	$8,486	$320	$320
Due in one year to five years	26,415	27,000	12,476	12,465
Due in five years to ten years	143,804	144,830	15,529	15,127
Due after ten years	117,187	112,331	11,269	10,806
Mortgage-backed securities	390,179	394,330	-	-
Asset-backed securities	17,461	17,314	-	-
	$703,504	$704,291	$39,594	$38,718

At September 30, 2013 and December 31, 2012, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2013:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	102,206	10,642	-	-	102,206	10,642
Mortgage-backed securities	159,504	5,991	-	-	159,504	5,991
State and municipal securities	41,453	1,682	-	-	41,453	1,682
Asset-backed securities	17,314	147	-	-	17,314	147
Corporate notes	1,569	9	160	1	1,729	10
Total temporarily-impaired securities	$322,046	$18,471	$160	$1	$322,206	$18,472

At December 31, 2012:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	78,899	414	-	-	78,899	414
Mortgage-backed securities	40,988	623	-	-	40,988	623
State and municipal securities	5,179	126	-	-	5,179	126
Asset-backed securities	17,353	9	-	-	17,353	9
Corporate notes	162	4	-	-	162	4
Total temporarily-impaired securities	$142,581	$1,176	$-	$-	$142,581	$1,176

The applicable dates for determining when securities are in an unrealized loss position are September 30, 2013 and December 31, 2012. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended September 30, 2013 and December 31, 2012, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.
As shown in the tables above, at September 30, 2013, Pinnacle Financial had approximately $18.5 million in unrealized losses on $322.2 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.
Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2013, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2013.  Subsequent to September 30, 2013, Pinnacle Financial sold available-for-sale securities with a fair market value of $22.1 million and realized a loss of $1.4 million.  Pinnacle Financial recorded an other-than-temporary-impairment charge in the third quarter of 2013 as a result of management's intention at September 30, 2013 to sell these specific securities at a loss pursuant to our current asset/liability strategy.
Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, available-for-sale securities of $1.4 million were sold and a loss of $25,000 realized during the nine months ended September 30, 2013.
The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. There is a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and or recovery changes.

Note 4.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At September 30, 2013, approximately 76% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer. At least annually, our credit policy requires that every risk rated loan of $500,000 or more be subject to a formal credit risk review process. Each loan grade is also subject to review by our independent loan review department, which reviews the majority of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments.

The following table presents our loan balances by primary loan classification and the amount within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard, substandard-nonaccrual and doubtful-nonaccrual which are defined as follows:


Special mention loans have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial's credit position at some future date.


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

	Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.

Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table outlines the amount of each loan classification categorized into each risk rating category as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,270,788	$664,152	$275,561	$1,460,479	$121,064	$3,792,044
Special Mention	10,298	1,095	33,292	21,844	-	66,529
Substandard (1)	21,760	12,818	9,698	26,802	-	71,078
Total	1,302,846	678,065	318,551	1,509,125	121,064	3,929,651
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	10,517	5,195	1,307	2,728	243	19,990
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	10,517	5,195	1,307	2,728	243	19,990
Troubled debt restructurings(2)
Pass	145	2,749	116	278	293	3,581
Special Mention	2,441	-	-	-	-	2,441
Substandard	10,890	1,249	-	1,500	-	13,639
Total troubled debt restructurings	13,476	3,998	116	1,778	293	19,661
Total impaired loans	23,993	9,193	1,423	4,506	536	39,651
Total loans	$1,326,839	$687,258	$319,974	$1,513,631	$121,600	$3,969,302

December 31, 2012	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans
Pass	$1,093,628	$649,571	$259,878	$1,390,207	$93,712	$3,486,996
Special Mention	12,670	4,242	29,472	23,133	-	69,517
Substandard (1)	42,343	13,896	19,622	29,513	-	105,374
Total	1,148,641	667,709	308,972	1,442,853	93,712	3,661,887
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	9,290	5,877	4,509	3,035	79	22,790
Doubtful-nonaccrual	1	29	-	3	-	33
Total nonaccrual loans	9,291	5,906	4,509	3,038	79	22,823
Troubled debt restructurings(2)
Pass	4,705	3,623	71	502	119	9,020
Special Mention	-	-	-	-	-	-
Substandard	15,559	2,688	-	185	-	18,432
Total troubled debt restructurings	20,264	6,311	71	687	119	27,452
Total impaired loans	29,555	12,217	4,580	3,725	198	50,275
Total loans	$1,178,196	$679,926	$313,552	$1,446,578	$93,910	$3,712,162

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $71.1 million at September 30, 2013, compared to $105.4 million at December 31, 2012.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At September 30, 2013 and December 31, 2012, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $20.0 million and $22.8 million at September 30, 2013 and December 31, 2012, respectively, and are included in the table above.  For the nine months ended September 30, 2013, the average balance of nonaccrual loans was $21.0 million as compared to $38.4 million for the twelve months ended December 31, 2012.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccrual loans been on accruing status, interest income would have been higher by $901,000 for the nine months ended September 30, 2013 and by $1.5 million for the nine months ended September 30, 2012.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at September 30, 2013 and December 31, 2012 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At September 30, 2013			For the nine months ended September 30, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,499	$8,872	$-	$6,874	$-
Consumer real estate – mortgage	2,235	2,234	-	2,242	-
Construction and land development	546	545	-	1,069	-
Commercial and industrial	1,763	1,818	-	1,957	-
Consumer and other	-	-	-	-	-
Total	$13,043	$13,469	$-	$12,142	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$2,018	$2,156	$94	$2,964	$-
Consumer real estate – mortgage	2,960	3,210	267	3,213	-
Construction and land development	761	837	40	803	-
Commercial and industrial	965	1,321	115	1,668	-
Consumer and other	243	246	29	245	-
Total	$6,947	$7,770	$545	$8,893	$-
Total nonaccrual loans	$19,990	$21,239	$545	$21,035	$-

	At December 31, 2012			For the year ended December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,740	$11,187	$-	$11,194	$-
Consumer real estate – mortgage	3,641	6,394	-	6,394	-
Construction and land development	1,546	2,062	-	2,063	-
Commercial and industrial	1,547	1,761	-	1,896	-
Consumer and other	-	-	-	-	-
Total	$15,474	$21,404	$-	$21,547	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$551	$1,841	$154	$3,228	$-
Consumer real estate – mortgage	2,265	4,473	573	5,828	-
Construction and land development	2,963	4,701	201	5,102	-
Commercial and industrial	1,491	2,459	814	2,528	-
Consumer and other	79	179	22	180	-
Total	$7,349	$13,653	$1,764	$16,866	$-
Total nonaccrual loans	$22,823	$35,057	$1,764	$38,413	$-

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulators and no specific allowance is carried related to those loans.

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and nine months ended September 30, 2013 or during the year ended December 31, 2012.

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

At September 30, 2013 and December 31, 2012, there were $19.7 million and $27.5 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification made during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	1	428	368
Construction and land development	-	-	-	1	50	43
Commercial and industrial	1	37	32	2	1,537	1,322
Consumer and other	1	58	51	2	258	223
	2	$95	$83	6	$2,273	$1,956

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	3	$1,387	$1,011
Consumer real estate – mortgage	-	-	-	2	348	295
Construction and land development	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
	-	$-	$-	5	$1,735	$1,306

During the three months ended September 30, 2013 and 2012, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted during the previous twelve months. During the nine months ended September 30, 2013, one consumer real estate loan totaling $480,000 which was previously classified as a troubled debt restructuring subsequently defaulted, within twelve months of the restructuring. During the nine months ended September 30, 2012, three consumer and industrial loans totaling $175,000  and two consumer and other loans totaling $153,000 which were previously classified as troubled debt restructurings subsequently defaulted, within twelve months of the restructuring. A default of a troubled debt restructuring is defined as an occurrence which violates the terms of the receivable's contract.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25 % of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2013 with the comparative exposures for December 31, 2012 (in thousands):

	At September 30, 2013
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2012

Lessors of nonresidential buildings	$448,268	$29,354	$477,622	$440,237
Lessors of residential buildings	241,353	29,391	270,744	215,899
Land subdividers	72,240	13,008	85,248	108,283

The table below presents past due balances at September 30, 2013 and December 31, 2012, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

September 30, 2013	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$1,659	$-	$1,659	$9,240	$627,351	$638,250
All other	2,235	-	2,235	1,277	685,077	688,589
Consumer real estate – mortgage	2,022	-	2,022	5,195	680,041	687,258
Construction and land development	41	-	41	1,307	318,626	319,974
Commercial and industrial	5,293	-	5,293	2,728	1,505,610	1,513,631
Consumer and other	1,782	-	1,782	243	119,575	121,600
	$13,032	$-	$13,032	$19,990	$3,936,280	$3,969,302

December 31, 2012	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$462	$-	$462	$8,091	$585,848	$594,401
All other	41	-	41	1,200	582,554	583,795
Consumer real estate – mortgage	3,870	-	3,870	5,906	670,150	679,926
Construction and land development	3,511	-	3,511	4,509	305,532	313,552
Commercial and industrial	2,549	-	2,549	3,038	1,440,991	1,446,578
Consumer and other	444	-	444	79	93,387	93,910
	$10,877	$-	$10,877	$22,823	$3,678,462	$3,712,162

(1)	Approximately $8.7 million and $9.4 million of nonaccrual loans as of September 30, 2013 and December 31, 2012, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification and accrual status at September 30, 2013 and December 31, 2012 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Commercial real estate –mortgage	$18,820	$16,642	$94	$154	$1,936	$2,838	$20,850	$19,634
Consumer real estate – mortgage	7,128	7,336	267	573	514	853	7,909	8,762
Construction and land development	7,978	8,953	40	201	16	10	8,034	9,164
Commercial and industrial	24,035	23,829	115	814	249	95	24,399	24,738
Consumer and other	1,415	1,055	29	22	41	17	1,485	1,094
Unallocated	-	-	-	-	-	-	4,603	6,025
	$59,376	$57,815	$545	$1,764	$2,756	$3,813	$67,280	$69,417

(1)
Troubled debt restructurings of $19.7 million and $27.5 million as of September 30, 2013 and December 31, 2012, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2011 to December 31, 2012 to September 30, 2013 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(4,667)	(6,731)	(2,530)	(4,612)	(1,117)	-	(19,657)
Recovery of previously charged-off loans	285	818	1,155	7,175	97	-	9,530
Provision for loan losses	619	4,373	(1,501)	1,386	989	(297)	5,569
Balances, December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(3,888)	(2,097)	(1,351)	(5,643)	(1,109)	-	(14,088)
Recovery of previously charged-off loans	176	1,127	862	3,961	194	-	6,320
Provision for loan losses	4,928	117	(641)	1,343	1,306	(1,422)	5,631
Balances, September 30, 2013	$20,850	$7,909	$8,034	$24,399	$1,485	$4,603	$67,280

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

At September 30, 2013, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $9.9 million to current directors, executive officers, and their related entities, of which $7.7 million had been drawn upon. At December 31, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $8.8 million to directors, executive officers, and their related entities, of which approximately $8.1 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2013 or December 31, 2012.

Residential Lending

At September 30, 2013, Pinnacle Financial had approximately $17.0 million of mortgage loans held-for-sale compared to approximately $41.2 million at December 31, 2012.  Pinnacle Financial generally has an agreement for the subsequent sale of the mortgage loan prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the nine months ended September 30, 2013, Pinnacle Financial recognized $5.1 million in gains on the sale of these loans, net of commissions paid, compared to $4.9 million during the nine months ended September 30, 2012.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by Pinnacle Bank while the majority of the loans sold to other investors are underwritten by the purchasers of the loans.

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

From inception of Pinnacle Bank's mortgage department in January 2003 through September 30, 2013, Pinnacle Bank originated and sold approximately 14,600 mortgage loans totaling $3.1 billion to third-party purchasers.  Of the approximately 14,600 mortgage loans, Pinnacle Bank underwrote approximately 3,800 conventional loans at an 80% or less loan-to-value that were sold to other investors and underwrote 3,200 loans that were sold to the HUD/VA.  The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle Bank until settlement with the purchaser.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank.

Based on information currently available, management believes that it does not have material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Due to the focus on foreclosure practices of financial institutions nationwide, Pinnacle Bank has evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At September 30, 2013, Pinnacle Bank has $825.4 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

Note 5.  Income Taxes

  ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  As of September 30, 2013, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not currently anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2013. As of September 30, 2013, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

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

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2013 was 33.3% and 33.0%, respectively, compared to 30.7% and 32.3%, respectively, for the three and nine months ended September 30, 2012.  The effective tax rate differs from the Federal income tax statutory rate of 35% and state income tax rate of 6.50% primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation expense, portions of which are non-deductible.

Note 6.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At September 30, 2013, these commitments amounted to $1.2 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At September 30, 2013, these commitments amounted to $62.4 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At September 30, 2013, and December 31, 2012, Pinnacle Financial had accrued $1.4 million and $1.9 million, respectively, for the inherent risks associated with these off balance sheet commitments.

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

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at September 30, 2013 will not have a material impact on Pinnacle Financial's financial statements.

Note 7.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, Pinnacle Financial has two equity incentive plans.  Additionally, Pinnacle Financial has assumed equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (Cavalry) and Mid-America Bancshares, Inc. (Mid-America) under which it has granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At September 30, 2013, there were approximately 556,000 shares available for future issuances under the assumed plans that have not expired.

Common Stock Options and Stock Appreciation Rights

As of September 30, 2013, there were 1,087,023 stock options and 6,195 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the nine months ended September 30, 2013 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2012	1,318,701	$23.36	3.14	$2,203	(1)
Granted	-
Exercised	(191,689)
Stock appreciation rights exercised	(1,066)
Forfeited	(32,728)
Outstanding at September 30, 2013	1,093,218	$25.20	2.59	$5,528	(2)
Outstanding and expected to vest as of September 30, 2013	1,093,218	$25.20	2.59	$5,528	(2)
Options exercisable at September 30, 2013	1,093,218	$25.20	2.59	$5,528	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $18.84 per common share at December 31, 2012 for the approximately 331,571 options and stock appreciation rights that were in-the-money at December 31, 2012.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $29.56 per common share at September 30, 2013 for the approximately 758,719 options and stock appreciation rights that were in-the-money at September 30, 2013.

During the nine months ended September 30, 2013, approximately 33,000 option awards vested at an average exercise price of $21.51 with an intrinsic value of $263,000 at the time of vesting.

During the three and nine months ended September 30, 2013, Pinnacle Financial recorded stock option compensation expense of $12,000, based on Black-Scholes valuation at the date of grant compared to $79,000 and $329,000 for the three and nine months ended September 30, 2012. For these awards, Pinnacle Financial recognized compensation expense using a straight-line amortization method.  As of September 30, 2013, there was no unrecognized compensation cost related to unvested stock options granted under our equity incentive plans.

Restricted Share Awards

Additionally, Pinnacle Financial's 2004 Equity Incentive Plan and certain of the plans assumed in connection with the acquisition of Mid-America provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of September 30, 2013 under any of these plans.  During the nine months ended September 30, 2013, Pinnacle Financial awarded 160,595 shares of restricted common stock to certain associates and outside directors and 193,189 restricted stock units converted to restricted share awards for certain associates.

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2013 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2012	739,909	$15.45
Shares awarded	160,595	21.42
Conversion of restricted share units to restricted share awards	193,189	21.51
Restrictions lapsed and shares released to associates/directors	(212,795)	15.94
Shares forfeited(1)	(53,070)	15.27
Unvested at September 30, 2013	827,828	$19.09

(1)	Represents 26,152 shares forfeited due to failure to meet performance targets and 26,918 shares forfeited due to employee termination and/or retirement.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of associates, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2013:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards(2)
2013	Associates	5	146,425	-	3,225	143,200
Performance Based Awards(3)
2013	Leadership team	5	193,189	-	-	193,189
Outside Director Awards(4)
2013	Outside directors	1	14,170	1,129	-	13,041

(1)
Groups include our employees (referred to as associates above) and our outside directors.  When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares to pay the applicable income taxes associated with the award.

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

(5)	These shares represent forfeitures resulting from associate terminations during the year-to-date period ended September 30, 2013.

Compensation expense associated with performance-based restricted share awards, which are issued from time-to-time, is recognized over the performance period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each performance tranche is amortized separately.  Compensation expense associated with the time-based restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date.  For the three and nine months ended September 30, 2013, Pinnacle Financial recognized approximately $1.0 million and $3.0 million, respectively, in compensation costs attributable to all restricted share awards, compared to $818,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2012.

Restricted Share Units

Pinnacle Financial granted 128,018 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2013. These restricted share units will be converted to restricted shares in 2014 on a tiered scale if earned based on actual 2013 results.  The number of units that ultimately convert to unvested restricted shares will be determined after the 2013 earnings are finalized based upon the achievement of certain predetermined profitability goals for 2013 that were established on January 11, 2013 by the Human Resources and Compensation Committee of Pinnacle Financial's board of directors (HRCC).  The number of restricted shares issuable in settlement of these restricted share units could range between 0% to 100% based on the level of 2013 profitability.  Once these restricted share units are converted to restricted share awards, with a grant date in 2014, the forfeiture restrictions on the number of restricted shares issued in settlement of these restricted share units will lapse in 20% increments over the following five years based on the achievement of soundness thresholds to be set by the HRCC in January of each respective fiscal year.   As the specific value of the award that will ultimately be granted to the recipients of these restricted share units and the associated performance targets cannot yet be determined, no grant was deemed to have been made, and therefore, no expense has been recognized related to these awards.

Note 8.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's net income for that year plus the retained net income for the preceding 2 years.  During the nine months ended September 30, 2013, Pinnacle Bank paid $8.9 million in dividends to Pinnacle Financial.  As of September 30, 2013, Pinnacle Bank could pay approximately $95.8 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI.

Pinnacle Financial has not paid any cash dividends on its common stock since inception; however, on October 15, 2013, its board of directors approved the initiation of a quarterly cash dividend.  The initial dividend of $0.08 per share will be paid on December 20, 2013 to shareholders of record at the close of business on November 26, 2013.  The amount and timing of all future dividend payments is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of September 30, 2013, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount			Ratio
At September 30, 2013

Total capital to risk weighted assets:
Pinnacle Financial	$603,484	13.2%	$364,570	8.0%		$456,867		10.0%
Pinnacle Bank	$586,156	12.9%	$363,804	8.0%		$455,921		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$546,376	12.0%	$182,285	4.0%		$274,120		6.0%
Pinnacle Bank	$529,166	11.6%	$181,902	4.0%		$273,553		6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$546,376	10.8%	$202,668	4.0%	$	N/	A	N/	A
Pinnacle Bank	$529,166	10.5%	$201,975	4.0%		$252,468		5.0%

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of September 30, 2013 and December 31, 2012 is included in the following table (in thousands):

	September 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$260,242	$11,435	$236,377	$16,132
Pay variable / receive fixed swaps	260,242	(11,749)	236,377	(16,366)
Total	$520,484	$(314)	$472,754	$(234)

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

	Forecasted Notional Amount	Variable Interest Rate	Fixed Interest Rate	Term	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	1.428%	April 2015-April 2018	$390	$237
Interest Rate Swap	33,000	3 month LIBOR	1.857%	Oct. 2015-April 2019	638	388
Interest Rate Swap	33,000	3 month LIBOR	1.996%	Oct. 2015-Oct. 2019	1,278	776
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016-April 2020	915	556
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	844	513
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	750	456
	198,000				4,815	2,926
________

(1)	Pinnacle Financial will pay the fixed interest rate and the counterparties pay Pinnacle Financial the variable rate.
(2)	No cash will be exchanged prior to the term.

      The cash flow hedges were determined to be fully effective during the period presented. And therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified to current earnings. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to remain fully effective during the remaining terms of the swaps. Pinnacle Financial does not expect any amounts to be reclassified from accumulated other comprehensive (loss) income related to these swaps over the next twelve months.

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

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Nonaccrual loans – A loan is classified as nonaccrual when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonaccrual loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonaccrual loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the difference may be recognized as a charge-off. Nonaccrual loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

Alternative investments – Included in other investments are alternative investments in certain nonpublic private equity funds.  The valuation of nonpublic private equity investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market values are not readily available.

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure.  Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable.  OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value.  Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions and the cash flow hedge relationship.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge is determined using the income approach by comparing the discounted fixed rate cash flows with the discounted variable rate cash flows.  The difference between these discounted cash flows represents the fair value of the hedge.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions.  The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

September 30, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. Treasury securities	$5,000	$5,000	$-	$-
U.S. government agency securities	127,490	-	127,490	-
Mortgage-backed securities	394,330	-	394,330	-
State and municipal securities	148,790	-	148,790	-
Agency-backed securities	17,314	-	17,314	-
Corporate notes and other	11,367	-	11,367	-
Total investment securities available-for-sale	$704,291	$5,000	$699,291	$-
Alternative investments	5,965	-	-	5,965
Other assets	16,250	-	16,250	-
Total assets at fair value	$726,506	$5,000	$715,541	$5,965

Other liabilities	$11,749	$-	$11,749	$-
Total liabilities at fair value	$11,749	$-	$11,749	$-

December 31, 2012
Investment securities available-for-sale:
U.S. government agency securities	$110,452	$-	$110,452	$-
Mortgage-backed securities	375,651	-	375,651	-
State and municipal securities	191,727	-	191,727	-
Agency-backed securities	17,352	-	17,352	-
Corporate notes and other	11,396	-	11,396	-
Total investment securities available-for-sale	706,578	-	706,578	-
Alternative investments	4,214	-	-	4,214
Other assets	16,599	-	16,132	467
Total assets at fair value	$727,391	$-	$722,710	$4,681

Other liabilities	$16,366	$-	$16,366	$-
Total liabilities at fair value	$16,366	$-	$16,366	$-

September 30, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$15,522	$-	$-	$15,522	$(1,708)
Nonaccrual loans, net (1)	19,445	-	-	19,445	(3,135)
Total	$34,967	$-	$-	$34,967	$(4,843)

December 31, 2012
Other real estate owned	$18,580	$-	$-	$18,580	$(5,428)
Nonaccrual loans, net (1)	21,059	-	-	21,059	(4,745)
Total	$39,639	$-	$-	$39,639	$(10,173)

(1)	Amount is net of a valuation allowance of $545,000 at September 30, 2013 and $1.8 million at December 31, 2012 as required by ASC 310-10, "Receivables."

In the case of the bond portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three and nine months ended September 30, 2013, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2013 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the nine months ended September 30,
	2013		2012
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$4,681	$-	$3,400	$-
Total realized gains included in income	(366)	-	641	-
Change in unrealized gains/losses included in other comprehensive income
for assets and liabilities still held at September 30	-	-	-	-
Purchases, issuances and settlements, net	1,650	-	189	-
Transfers out of Level 3	-	-	-	-
Fair value, September 30	$5,965	$-	$4,230	$-
Total realized gains (losses) included in income related to financial assets
and liabilities still on the consolidated balance sheet at September 30	$(366)	$-	$641	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, subordinated debt and other borrowings - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the FHLB, floating rate subordinated debt and other borrowings, and floating rate loans approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the FHLB and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.  For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

Off-balance sheet instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(dollars in thousands) September 30, 2013	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$39,594	$38,718	$-	$38,718	$-
Loans, net	3,969,302	3,587,031	-	-	3,587,031
Mortgage loans held-for-sale	16,962	17,290	-	17,290	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,417,575	4,065,286	-	-	4,065,286
Federal Home Loan Bank advances	115,671	115,634	-	-	115,634
Subordinated debt and other borrowings	99,283	73,650	-	-	73,650

Off-balance sheet instruments:
Commitments to extend credit (2)	1,161,846	1,097	-	-	1,097
Standby letters of credit (3)	62,363	274	-	-	274

December 31, 2012
Financial assets:
Securities held-to-maturity	$575	$583	$-	$583	$-
Loans, net	3,642,744	3,358,435	-	-	3,358,435
Mortgage loans held for sale	41,195	42,425	-	42,425	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,129,855	4,084,314	-	-	4,084,314
Federal Home Loan Bank advances	75,850	76,350	-	-	76,350
Subordinated debt and other borrowings	106,158	83,862	-	-	83,862

Off-balance sheet instruments:
Commitments to extend credit (2)	1,030,723	1,594	-	-	1,594
Standby letters of credit (3)	74,679	304	-	-	304

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at September 30, 2013 and December 31, 2012, Pinnacle Financial included in other liabilities $1.4 million and $1.9 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At September 30, 2013 and December 31, 2012, the fair value of Pinnacle Financial's standby letters of credit was $274,000 and $304,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended September 30, 2013, and the year ended December 31, 2012, has been prepared in accordance with ASC 810.

At September 30, 2013, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs.  As discussed more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, accruing restructured commercial loans, and managed discretionary trusts.

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013				December 31, 2012
Type	Assets Recognized (maximum loss)		Liability Recognized		Assets Recognized (maximum loss)		Liability Recognized		Balance Sheet Classification
Low income housing partnerships	$5,993		$-		$6,096		$-		Other assets
Trust preferred issuances	N/	A	82,476		N/	A	82,476		Subordinated debt
Commercial troubled debt restructurings	15,254		-		20,951		-		Loans
Managed discretionary trusts	N/	A	N/	A	N/	A	N/	A	N/	A

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2013 and December 31, 2012 and our results of operations for the three and nine months ended September 30, 2013 and 2012.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our diluted net income per common share available to common stockholders for the three and nine months ended September 30, 2013 was $0.42 and $1.23 compared to $0.33 and $0.76 for the same periods in 2012.  At September 30, 2013, loans had increased to $3.969 billion, as compared to $3.712 billion at December 31, 2012, and total deposits increased to $4.334 billion at September 30, 2013 from $4.015 billion at December 31, 2012.

Results of Operations.  Our net interest income increased $3.6 million to $44.6 million for the third quarter of 2013 compared to $40.9 million for the third quarter of 2012.  Our net interest income increased $10.3 million to $130.9 million for the nine months ended September 30, 2013 compared to $120.6 million for the same period in the prior year. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2013 was 3.72% and 3.80%, respectively, compared to 3.78% and 3.76% for the same periods in 2012.
Our provision for loan losses was $0.7 million and $5.6 million for the three and nine months ended September 30, 2013 compared to $1.4 million and $3.1 million for the same periods in 2012.  Our provisioning expense correlates with the growth in our net loans and the costs for continued resolution of our nonperforming assets.  Net charge-offs were $2.1 million and $7.8 million for the three and nine months ended September 30, 2013, compared to $1.9 million and $8.0 million for the same periods in the prior year. Our allowance for loan losses as a percentage of total loans decreased from 1.87% at December 31, 2012 to 1.70% at September 30, 2013, as a result of improving credit metrics within our loan portfolio.
Noninterest income increased by $1.0 million and $4.3 million during the three and nine months ended September 30, 2013, compared to the same periods in the prior year. These increases are primarily attributable to continued growth in our fee businesses as well as increases in other noninterest income.  Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange), interest rate swap fee transactions for commercial borrowers and gains from the sale of loans that occur from time to time.
Noninterest expense decreased by $0.3 million and $6.7 million during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. Costs associated with the disposal and maintenance of other real estate owned decreased by $1.7 million and $7.4 million during the three and nine months ended September 30, 2013, when compared to the same periods in 2012.
During the three and nine months ended September 30, 2013, Pinnacle Financial recorded income tax expense of $7.3 million and $20.9  million, respectively.  Pinnacle Financial's effective tax rate for the nine months ended September 30, 2013 and 2012 of 33.0% and 32.3%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.5% and 58.4% for the three and nine months ended September 30, 2013, compared to 65.4% and 68.5% for the same periods in 2012.
Net income available to common stockholders for the three and nine months ended September 30, 2013 was $14.6 million and $42.4 million compared to $11.3 million and $26.3 million for the same periods in 2012. Net income available to common stockholders for the nine months ended September 30, 2012 included charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the TARP Capital Purchase Program of $3.8 million.
Financial Condition.  Net loans increased $259.3 million, or 6.9% during the nine months ended September 30, 2013. Total deposits were $4.334 billion at September 30, 2013, compared to $4.015 billion at December 31, 2012, an increase of $318.4 million, or 7.9%.
Capital and Liquidity.  At September 30, 2013, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.  From time to time we may be required to support the capital needs of our bank. At September 30, 2013, we had approximately $16.8 million of cash at the holding company which could be used to support our bank. Although we do not anticipate our bank needing any additional capital from us currently, we believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.
On October 15, 2013, our board of directors approved the initiation of a quarterly cash dividend. The initial dividend of $0.08 per share will be paid on December 20, 2013 to shareholders of record at the close of business on November 26, 2013. The amount and timing of all future dividend payments is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirement, as they become known to us.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2013-2012	Nine months ended		2013-2012
	September 30		Percent	September 30		Percent
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Interest income	$48,177	$46,441	3.7%	$142,878	$138,218	3.4%
Interest expense	3,604	5,509	(34.6)%	11,948	17,597	(32.1)%
Net interest income	44,573	40,932	8.9%	130,930	120,621	8.5%
Provision for loan losses	685	1,413	(51.5)%	5,631	3,080	82.8%
Net interest income after provision for loan losses	43,888	39,519	11.1%	125,299	117,541	6.6%
Noninterest income	11,387	10,430	9.2%	34,615	30,289	14.3%
Noninterest expense	33,323	33,579	(0.8)%	96,625	103,314	(6.5)%
Net income before income taxes	21,952	16,370	34.1%	63,289	44,516	42.2%
Income tax expense	7,305	5,022	45.5%	20,884	14,362	45.4%
Net income	14,647	11,348	29.1%	42,405	30,154	40.6%
Preferred dividends and discount accretion	-	-	-	-	3,814	(100.0)%
Net income available to common stockholders	$14,647	$11,348	29.1%	$42,405	$26,340	61.0%

Basic net income per common share available tocommon stockholders	$0.43	$0.33	30.3%	$1.24	$0.78	59.0%
Diluted net income per common share available
Diluted net income per common share available to common stockholders	$0.42	$0.33	27.3%	$1.23	$0.76	61.8%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $44.6 million and $130.9 million for the three and nine months ended September 30, 2013, an increase of $3.6 million and $10.3 million from the levels recorded in the same periods of 2012. We were able to increase net interest income during the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to our focus on growing our loan portfolio and reducing our funding costs.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,932,218	$42,778	4.33%	$3,488,736	$40,405	4.62%
Securities:
Taxable	571,985	3,538	2.45%	585,782	3,974	2.70%
Tax-exempt (2)	167,640	1,601	5.06%	180,765	1,622	4.77%
Federal funds sold and other	153,709	260	0.80%	124,459	440	1.55%
Total interest-earning assets	4,825,552	$48,177	4.02%	4,379,742	$46,441	4.28%
Nonearning assets
Intangible assets	248,095			250,274
Other nonearning assets	239,356			230,378
Total assets	$5,313,003			$4,860,394

Interest-bearing liabilities:
Interest bearing deposits:
Interest checking	$783,623	$400	0.20%	$672,057	$637	0.38%
Savings and money market	1,755,037	1,370	0.31%	1,606,189	1,959	0.49%
Time	559,587	938	0.66%	627,918	1,390	0.88%
Total interest-bearing deposits	3,098,247	2,708	0.35%	2,906,164	3,986	0.55%
Securities sold under agreements to repurchase	110,123	56	0.20%	136,918	99	0.29%
Federal Home Loan Bank advances	181,392	173	0.38%	214,271	621	1.15%
Subordinated debt and other borrowings	100,995	667	2.62%	112,406	802	2.84%
Total interest-bearing liabilities	3,490,757	3,604	0.41%	3,369,759	5,508	0.65%
Noninterest-bearing deposits	1,100,532	-	0.00%	799,508	-	0.00%
Total deposits and interest-bearing liabilities	4,591,289	$3,604	0.31%	4,169,267	$5,508	0.53%
Other liabilities	16,439			21,454
Stockholders' equity	705,275			669,673
Total liabilities and stockholders' equity	$5,313,003			$4,860,394
Net interest income		$44,573			$40,933
Net interest spread (3)			3.61%			3.63%
Net interest margin (4)			3.72%			3.78%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2013 would have been 3.71% compared to a net interest spread of 3.76% for the three months ended September 30, 2012.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,820,711	$126,442	4.44%	$3,390,838	$118,330	4.67%
Securities:
Taxable	561,974	10,860	2.58%	636,516	13,357	2.80%
Tax-exempt (2)	171,352	4,741	4.94%	183,572	4,973	4.83%
Federal funds sold and other	130,226	835	1.01%	143,311	1,558	1.58%
Total interest-earning assets	4,684,263	$142,878	4.14%	4,354,237	$138,218	4.30%
Nonearning assets
Intangible assets	248,488			250,969
Other nonearning assets	240,305			237,805
Total assets	$5,173,056			$4,843,011

Interest-bearing liabilities:
Interest bearing deposits:
Interest checking	$782,965	$1,537	0.26%	$674,086	$2,243	0.44%
Savings and money market	1,656,988	4,381	0.35%	1,562,930	6,068	0.52%
Time	575,689	3,159	0.73%	657,073	4,802	0.98%
Total interest-bearing deposits	3,015,642	9,077	0.40%	2,894,089	13,113	0.61%
Securities sold under agreements to repurchase	123,395	204	0.22%	132,523	370	0.37%
Federal Home Loan Bank advances	191,622	587	0.41%	228,378	1,847	1.08%
Subordinated debt and other borrowings	103,427	2,079	2.69%	104,003	2,267	2.91%
Total interest-bearing liabilities	3,434,086	11,948	0.46%	3,358,993	17,597	0.70%
Noninterest-bearing deposits	1,022,576	-	0.00%	752,491	-	0.00%
Total deposits and interest-bearing liabilities	4,456,662	$11,948	0.36%	4,111,484	$17,597	0.57%
Other liabilities	18,639			28,881
Stockholders' equity	697,755			702,646
Total liabilities and stockholders' equity	$5,173,056			$4,843,011
Net interest income		$130,930			$120,621
Net interest spread (3)			3.67%			3.60%
Net interest margin (4)			3.80%			3.76%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2013 would have been 3.78% compared to a net interest spread of 3.73% for the nine months ended September 30, 2012.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended September 30, 2013 and 2012, our net interest spread was 3.61% and 3.63%, respectively, while the net interest margin was 3.72% and 3.78%, respectively. A reduction in loan yields between the third quarter of 2013 and the third quarter of 2012 was the primary reason for the decline in the margin and spread. For the nine months ended September 30, 2013 and 2012 our net interest spread was 3.67% and 3.60%, respectively, while the net interest margin was 3.80% and 3.76%, respectively. The improving net interest margin when comparing the nine months ended September 30, 2013 to the comparable period in 2012 reflected management's efforts to maximize earnings by focusing on loan growth and reduced deposit pricing. During the three and nine months ended September 30, 2013, total funding rates were less than those rates for the same periods in the prior year for both the three and nine month periods by 22 basis points.  The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our checking accounts (both interest bearing and non-interest bearing) and concurrently reduced balances of higher-cost time deposits. We will continue to seek opportunities to reduce the cost of specific deposit accounts where we believe the amount we are currently paying for those funds exceeds market pricing.  However, we believe future decreases in our funding costs will become more limited compared to recent periods.

Additionally, lower levels of nonaccrual loans positively impacted our net interest margin during the three and nine months ended September 30, 2013 when compared to the same periods in 2012.  Average nonaccrual loans were $21.0 million for the nine months ended September 30, 2013, which was a decrease from $40.1 million of average nonaccrual loans for the nine months ended September 30, 2012.

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

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio.  Our allowance for loan losses as a percentage of total loans decreased from 1.87% at December 31, 2012 to 1.70% at September 30, 2013.  Our allowance for loan losses as a percentage of our nonaccrual loans has increased from 304.2% at December 31, 2012 to 336.6% at September 30, 2013.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2013. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $0.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $5.6 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively. Provision expense is impacted by the absolute level of loans, loan growth, by the credit quality of the loan portfolio and the resolution of troubled assets.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended		2013-2012	Nine months ended		2013-2012
	September 30,		Percent	September 30,		Percent
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,797	$2,532	10.5%	$7,818	$7,295	7.2%
Investment services	1,956	1,677	16.6%	5,644	4,934	14.4%
Insurance sales commissions	1,021	987	3.5%	3,522	3,416	3.1%
Gains on mortgage loans sold, net	1,326	1,979	(33.0)%	5,130	4,930	4.1%
Gain (loss) on sale of investment securities, net of OTTI	(1,441)	(50)	2,795.0%	(1,466)	163	(1,001.2)%
Trust fees	932	767	21.4%	2,756	2,333	18.2%
Other noninterest income:
ATM and other consumer fees	1,976	1,657	19.3%	5,671	4,517	25.6%
Bank-owned life insurance	568	242	134.7%	1,539	723	112.9%
Loan swap fees	268	20	1,240.0%	665	130	411.5%
Alternative investments	(46)	(49)	(6.1%)	122	(118)	(203.4%)
Other noninterest income	2,030	668	204.0%	3,214	1,966	63.5%
Total other noninterest income	4,796	2,538	89.0%	11,211	7,218	55.3%
Total noninterest income	$11,387	$10,430	9.2%	$34,615	$30,289	14.3%

The increase in service charges on deposit accounts in 2013 compared to the first nine months of 2012 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) are also included in noninterest income. For the nine months ended September 30, 2013 and 2012, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, totaled $5.6 million and $4.9 million, respectively.  At September 30, 2013, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.4 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.2 billion at September 30, 2012. Insurance commissions were approximately $1.0 million and $3.5 million for the three and nine months ended September 30, 2013 compared to approximately $1.0 million and $3.4 million for the three and nine months ended September 30, 2012. Substantially all of our insurance revenue is attributable to our insurance subsidiary, Miller Loughry Beach. Included in insurance income for the first nine months of 2013 was $333,000 of contingent income received in the first quarter of 2013 based on 2012 sales production compared to $287,000 recorded in the first quarter in 2012. Additionally, at September 30, 2013, our trust department was receiving fees on approximately $576.2 million of managed assets compared to $466.0 million at September 30, 2012. Accordingly, trust fees increased by 18.2% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $1.3 million and $5.1 million for the three and nine months ended September 30, 2013 as compared to $2.0 million and $4.9 million for the same periods in the prior year.

Pinnacle Financial recorded an other-than-temporary-impairment charge in the third quarter of 2013 as a result of management's intention at September 30, 2013 to sell the securities as a loss. Subsequent to September 30, 2013, Pinnacle Financial sold additional available-for-sale securities with a fair market value of $22.1 million and realized a loss of $1.4 million. There is a risk that other-than-temporary impairment charges may occur in the future if management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of these securities as a result of either the deterioration of the issuer's financial condition or a change in management's intention to hold these securities to maturity and or recovery.
Included in other noninterest income are ATM and other consumer fees, swap fees earned for the facilitation of derivative transactions for our clients, changes in the fair value of our alternative investments and gains from loan sales.  ATM revenues and other consumer fees realized in the first nine months of 2013 increased approximately $1.2 million as compared to the same period in the prior year. While we are exempt from the cap on debit interchange fees imposed under the Dodd-Frank Act because of our current asset size, we believe that there is the potential for downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely happen gradually over an extended period of time.

Additionally, noninterest income from increases in the cash surrender value of bank-owned life insurance was $568,000 and $1.5 million for the three and nine months ended September 30, 2013 compared to $242,000 and $723,000 for the three and nine months ended September 30, 2012. During the first quarter of 2013, Pinnacle Financial purchased approximately $30 million of bank-owned life insurance with terms similar to our existing policies.   The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Included in other noninterest income for the first nine months of 2013 was approximately $665,000 of swap fees compared to approximately $130,000 for the same period in the prior year.  Also, during the first nine months of 2013 we recognized approximately $122,000 in gains in the market value of our alternative investments compared to a loss of $118,000 in the prior year's comparable period. Also included in other noninterest income is a $1.1 million gain on the sale of the government guaranteed portion of a loan during the nine months ended September 30, 2013 compared to $165,000 during the nine months ended September 30, 2012.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended		2013-2012	Nine months ended		2013-2012
	September 30,		Percent	September 30,		Percent
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$11,829	$11,384	3.9%	$34,787	$34,662	0.4%
Commissions	1,156	1,051	10.0%	3,451	3,189	8.2%
Cash incentives and related payroll taxes	3,800	3,075	23.6%	10,425	7,129	46.2%
Employee benefits and other	4,225	3,961	6.7%	12,490	13,520	(7.6)%
Total salaries and employee benefits	21,010	19,471	7.9%	61,153	58,500	4.5%
Equipment and occupancy	5,413	5,156	5.0%	15,730	15,218	3.4%
Other real estate expense	699	2,399	(70.9)%	2,811	10,180	(72.4)%
Marketing and business development	721	835	(13.6)%	2,499	2,360	5.9%
Postage and supplies	581	638	(8.9)%	1,691	1,817	(7.0)%
Amortization of intangibles	247	683	(63.9)%	1,016	2,056	(50.6)%
Other noninterest expense	4,652	4,397	5.8%	11,726	13,183	(11.1)%
Total noninterest expense	$33,323	$33,579	(0.8)%	$96,625	$103,314	(6.5)%

Total salaries and employee benefits expenses increased approximately 4.5% for the first nine months of 2013 over the same period in 2012.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. As compared to 2012, cash incentives and related payroll taxes increased by $3.3 million to $10.4 million for the nine months ended September 30, 2013.  Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 120% of our targeted bonus. We currently believe that our performance for fiscal 2013 will exceed our targets and we are currently accruing incentive costs in 2013 above target levels.  The increase as compared to prior year is attributable to our improved performance in fiscal 2013 as compared to 2012 as well our senior executives participating in our annual cash incentive program during the first half of 2013.  Our senior executives were again eligible to participate in our cash incentive program in the second half of 2012 upon our redemption of the preferred stock issued to the U.S. Treasury in connection with our participation in the CPP.

Employee benefits include items such as payroll taxes, health insurance, and employer match for the 401(k) program. Additionally, included in employee benefits and other expense for the three and nine months ended September 30, 2013, were approximately $1.0 million and $3.0 million of compensation expenses related to stock options and restricted share awards compared to $896,000 and $2.8 million for the three and nine months ended September 30, 2012.  We provide a broad-based equity incentive plan for all associates. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization.

Also included in employee benefits and other expenses are costs related to salary stock units issued to our senior executives during the first half of 2012. In connection with these awards, the executive officers received salary stock units which were settled in our common stock on a one-for-one basis.  The program was terminated by the HRCC effective June 30, 2012 following the redemption of all of the preferred shares issued pursuant to the CPP that then remained outstanding, and these senior executives were deemed eligible to participate in our annual cash incentive plan effective July 1, 2012. For the nine months ended September 30, 2012, approximately $1.0 million in costs were incurred related to the salary stock units compared to no salary stock expense during the nine months ended September 30, 2013.

Equipment and occupancy expenses for the three and nine months ended September 30, 2013, were slightly elevated as compared to the same periods in the prior year.  We expanded our retail operations in the second quarter of 2013 in the Knoxville market with the opening of our Cedar Bluff location which in future periods may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At September 30, 2013, we had $15.5 million in OREO assets compared to $18.6 million at December 31, 2012.  Other real estate expense was $0.7 million and $2.8 million for the three and nine months ended September 30, 2013, compared to $2.4 million and $10.2 million for the same periods in the prior year.  Approximately $301,000 and $1.8 million of the other real estate expense incurred during the three and nine months ended September 30, 2013, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties compared to $1.9 million and $8.8 million for the same periods in the prior year.  The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

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

The decrease in intangible amortization expense between the three and nine months ended September 30, 2013 as compared to the same periods in September 30, 2012 was attributable to the final amortization of the core deposit intangible associated with the 2006 acquisition of Cavalry Bancorp.  The remaining expense for the amortization of intangibles relates primarily to the intangible acquired in the Mid-America merger in November 2007.  This core deposit intangible is being amortized over ten years, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with this core deposit intangible will approximate $700,000 to $1.2 million per year for the next four years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of Miller Loughry Beach, an insurance brokerage firm, in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of the customer list intangible amounted to approximately $23,000 and $71,000 for the three and nine months ended September 30, 2013 and $30,000 and $78,000 for the three and nine months ended September 30, 2012, respectively. As a result, we expect total intangible amortization expense to approximate $1.3 million in 2013.

Total other noninterest expenses increased by $0.3 million and decreased by $1.5 million, respectively, during the three and nine months ended September 30, 2013 when compared to 2012.  During the second quarter of 2013, a $2.0 million allowance for off-balance sheet exposures was reversed against other noninterest expense as a result of the underlying letter of credit being funded.  For the nine months ended September 30, 2013, this $2.0 million expense reversal was partially offset by an approximate $877,000 prepayment penalty we incurred due to the prepayment of $35.0 million in FHLB advances in the first quarter of 2013.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.5% and 58.4% for the three and nine months ended September 30, 2013 compared to 65.4% and 68.5% for the three and nine months ended September 30, 2012. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The improvement in our efficiency ratio is primarily related to decreased other real estate expense between the two periods.

Income Taxes.  During the three and nine months ended September 30, 2013, we recorded income tax expense of $7.3 million and $20.9 million, respectively, compared to $5.0 million and $14.4 million, respectively, for the three and nine months ended September 30, 2012. Our income tax expense for the year-to-date period ended September 30, 2013 reflects an effective income tax rate of 33.0% compared to 32.3% for the year-to-date period ended September 30, 2012 which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.

Financial Condition

Our consolidated balance sheet at September 30, 2013 reflects an increase in total loans outstanding to $3.969 billion at September 30, 2013 compared to $3.712 billion at December 31, 2012. Total deposits increased by $318.4 million between December 31, 2012 and September 30, 2013. Total assets were $5.391 billion at September 30, 2013 compared to $5.041 billion at December 31, 2012.

Loans.  The composition of loans at September 30, 2013 and at December 31, 2012 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,326,839	33.4%	$1,178,196	31.7%
Consumer real estate – mortgage	687,258	17.3%	679,926	18.3%
Construction and land development	319,974	8.1%	313,552	8.5%
Commercial and industrial	1,513,631	38.1%	1,446,578	39.0%
Consumer and other	121,600	3.1%	93,910	2.5%
Total loans	$3,969,302	100.0%	$3,712,162	100.0%

The primary changes within the composition of our loan portfolio at September 30, 2013 as compared to December 31, 2012 reflect increased loan demand in the commercial real estate segment.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At September 30, 2013, approximately 48.1% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  Growth in the consumer and other segment is primarily the result of increased indirect automobile lending.

The following table classifies our fixed and variable rate loans at September 30, 2013 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2013			Percentage
	Fixed	Variable		At September 30,
	Rates	Rates	Totals	2013
Based on contractual maturity:
Due within one year	$203,984	$796,767	$1,000,751	25.2%
Due in one year to five years	901,984	794,333	1,696,317	42.7%
Due after five years	510,925	761,309	1,272,234	32.1%
Totals	$1,616,893	$2,352,409	$3,969,302	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$2,093,771	$2,093,771	52.7%
Due within one year	203,984	81,419	285,403	7.2%
Due in one year to five years	901,984	166,154	1,068,138	26.9%
Due after five years	510,925	11,065	521,990	13.2%
Totals	$1,616,893	$2,352,409	$3,969,302	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes.  Interest rate floors are currently in effect on approximately $844.6 million of our daily floating rate loan portfolio and on approximately $498.3 million of the variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.54% compared to the average coupon of 3.76% for this portfolio.  The weighted average rate of the floors for the remaining variable rate portfolio is 4.17% compared to the average coupon rate of 3.15% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,	December 31,
Accruing loans past due 30 to 89 days:	2013	2012
Commercial real estate – mortgage	$3,894	$503
Consumer real estate – mortgage	2,022	3,870
Construction and land development	41	3,511
Commercial and industrial	5,293	2,549
Consumer and other	1,782	444
Total accruing loans past due 30 to 89 days	$13,032	$10,877

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	-	-
Construction and land development	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total accruing loans past due 90 days or more	$-	$-

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.33%	0.29%
Accruing loans past due 90 days or more as a percentage of total loans	0.00%	0.00%
Total accruing loans in past due status as a percentage of total loans	0.33%	0.29%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $71.1 million or 1.8% of total loans at September 30, 2013 compared to $105.4 million or 3.1% of total loans at December 31, 2012. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.   Approximately $6.1 million of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2013.

Nonperforming Assets and Troubled Debt Restructurings.  At September 30, 2013, we had $35.5 million in nonperforming assets compared to $41.4 million at December 31, 2012. Included in nonperforming assets were $20.0 million in nonaccrual loans and $15.5 million in OREO at September 30, 2013 and $22.8 million in nonaccrual loans and $18.6 million in OREO assets at December 31, 2012.   At September 30, 2013 and December 31, 2012, there were $19.7 million and $27.5 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at September 30, 2013 and December 31, 2012 (dollars in thousands):
	At December 31, 2012	Payments, Sales and Reductions(2)	Foreclosures(3)	Inflows (4)	At September 30, 2013
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$9,291	$(8,437)	$(640)	$10,303	$10,517
Consumer real estate – mortgage	5,906	(7,873)	(2,571)	9,733	5,195
Construction and land development	4,509	(4,389)	-	1,187	1,307
Commercial and industrial (1)	3,038	(15,022)	-	14,712	2,728
Consumer and other	79	(544)	(334)	1,042	243
Total nonaccrual loans (5)	22,823	(36,265)	(3,545)	36,977	19,990
Other real estate owned	18,580	(6,603)	3,545	-	15,522
Total nonperforming assets	41,403	(42,868)	-	36,977	35,512
Troubled debt restructurings:
Commercial real estate – mortgage	20,264	(6,788)	-	-	13,476
Consumer real estate – mortgage	6,311	(2,741)	-	428	3,998
Construction and land development	71	(5)	-	50	116
Commercial and industrial	687	(446)	-	1,537	1,778
Consumer and other	119	(85)	-	259	293
Total troubled debt restructurings	27,452	(10,065)	-	2,274	19,661
Total nonperforming assets and troubled debt restructurings	$68,855	$(52,933)	$-	$39,251	$55,173
Ratios:
Nonaccrual loans to total loans	0.61%				0.50%
Nonperforming assets to total loans plus other real estate owned	1.11%				0.89%
Nonperforming assets plus troubled debt restructurings to total
loans and other real estate owned	1.35%				1.38%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and
allowance for loan losses	31.04%				21.21%
______________________
(1)
Nonperforming loan inflows and payments, sales and reductions for the year-to-date period ended September 30, 2013, include one $8.7 million standby letter of credit that funded during the second quarter of 2013 and became a nonperforming loan.  This nonperforming loan was resolved during the second quarter of 2013.

(2)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the nine months ended September 30, 2013.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(3)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO during the nine months ended September 30, 2013.
(4)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the nine months ended September 30, 2013.  Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during 2013.  Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during 2013.  These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(5)
Approximately $8.7 million, or 43.4%, and $9.4 million, or 41.0%, as of September 30, 2013 and December 31, 2012, respectively, of nonaccrual loans included above are currently paying pursuant to their contractual terms.

At September 30, 2013, we owned $15.5 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $18.6 million at December 31, 2012, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (dollars in thousands):

	September 30,	December 31,
	2013	2012
Developed lots	$1,361	$1,835
Undeveloped land	12,139	13,285
Other	2,022	3,460
	$15,522	$18,580

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of  September 30, 2013 and December 31, 2012, our allowance for loan losses was approximately $67.3 million and $69.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of September 30, 2013 and December 31, 2012 and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$20,850	33.4%	$19,634	31.7%
Consumer real estate - mortgage	7,909	17.3%	8,762	18.3%
Construction and land development	8,034	8.1%	9,164	8.5%
Commercial and industrial	24,399	38.1%	24,738	39.0%
Consumer and other	1,485	3.1%	1,094	2.5%
Unallocated	4,603	NA	6,025	NA
Total allowance for loan losses	$67,280	100.0%	$69,417	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended September 30, 2013 and for the year ended December 31, 2012 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months ended September 30, 2013	Year ended December 31, 2012
Balance at beginning of period	$69,417	$73,975
Provision for loan losses	5,631	5,569
Charged-off loans:
Commercial real estate – mortgage	(3,888)	(4,667)
Consumer real estate – mortgage	(2,097)	(6,731)
Construction and land development	(1,351)	(2,530)
Commercial and industrial	(5,643)	(4,612)
Consumer and other loans	(1,109)	(1,117)
Total charged-off loans	(14,088)	(19,657)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	176	285
Consumer real estate – mortgage	1,127	818
Construction and land development	862	1,155
Commercial and industrial	3,961	7,175
Consumer and other loans	194	97
Total recoveries of previously charged-off loans	6,320	9,530
Net charge-offs	(7,768)	(10,127)
Balance at end of period	$67,280	$69,417
Ratio of allowance for loan losses to total loans outstanding at end of period	1.70%	1.87%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.27%	0.29%
______________________
(1)	Net charge-offs for the year-to-date period ended September 30, 2013 have been annualized.

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
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $743.9 million and $707.2 million at September 30, 2013 and December 31, 2012, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. A summary of our investment portfolio at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
Weighted average life	5.47 years	4.77 years
Effective duration	4.30%	3.16%
Weighted average coupon	3.53%	3.88%
Tax equivalent yield	3.04%	3.26%

Deposits and Other Borrowings.    We had approximately $4.334 billion of deposits at September 30, 2013 compared to $4.015 billion at December 31, 2012. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $84.0 million at September 30, 2013 and $114.7 million at December 31, 2012.   Additionally, at September 30, 2013, and December 31, 2012, Pinnacle Bank had borrowed $115.7 million and $75.9 million, respectively, in advances from the FHLB.   At September 30, 2013, Pinnacle Bank also has approximately $648.0 million in availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,		December 31,
	2013	Percent	2012	Percent
Core funding:
Transaction accounts	$1,908,617	41.2%	$1,746,476	40.5%
Money market accounts	1,560,578	33.7%	1,561,714	36.2%
Time deposit accounts less than $250,000	433,806	9.4%	467,013	10.8%
Total core funding	3,903,001	84.3%	3,775,203	87.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	14,799	0.3%	-	-
Reciprocating money market accounts (1)	300,021	6.5%	100,542	2.3%
Reciprocating time deposits	33,426	0.7%	52,239	1.2%
Other time deposits	82,296	1.8%	87,204	2.0%
Securities sold under agreements to repurchase	84,032	1.8%	114,667	2.7%
Total relationship based non-core funding	514,574	11.1%	354,652	8.2%
Wholesale funding:
Brokered deposits	-	0.00%	-	0.00%
Federal Home Loan Bank advances	115,671	2.5%	75,850	1.8%
Holding company loan	16,807	0.4%	23,682	0.6%
Subordinated debt – Pinnacle Financial	82,476	1.8%	82,476	1.9%
Total wholesale funding	214,954	4.7%	182,008	4.2%
Total non-core funding	729,528	15.8%	536,660	12.5%
Totals	$4,632,529	100.0%	$4,311,863	100.0%
______________________
(1)
The reciprocating categories consists of deposits we receive from the Certificate of Deposit Account Registry Services network (CDARS) in exchange for deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At September 30, 2013 and December 31, 2012, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 87.6% at December 31, 2012 to 84.3% at September 30, 2013.

Continuing to grow our core deposit base is a key strategic objective of our firm.  Our core funding percentage decreased by 3.4% between December 31, 2012 and September 30, 2013 while our core deposits increased by $127.8 million.  The decrease in our core funding percentage was impacted by a number of factors including our strategic decision to acquire low cost funding from the Federal Home Loan Bank, increased participation in the CDARS program for money market accounts and increased competition for money market accounts in our market.  Additionally, we have numerous commercial and affluent consumer depositors that maintain significant balances in their transaction and money market accounts. These deposits are subject to significant fluctuations from time to time for such purposes as distributions to owners, taxes, business acquisitions, etc. As a result, our core funding ratios may also fluctuate meaningfully based on these factors.

The amount of time deposits as of September 30, 2013 amounted to $549.5 million.  The following table shows our time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than nine months, (3) over nine but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$118,127	0.44%
Over three but less than six months	95,268	0.47%
Over six but less than twelve months	132,158	0.56%
Over twelve months	121,679	0.95%
	$467,232	0.61%
Denomination $250,000 and greater
Three months or less	$19,367	0.99%
Over three but less than six months	17,392	0.55%
Over six but less than twelve months	29,343	0.51%
Over twelve months	16,194	1.58%
	$82,296	0.84%
Totals	$549,528	0.65%

Subordinated debt and other borrowings.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At September 30, 2013, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

Date Established		Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at September 30, 2013
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.07%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.67%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.92%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.12%

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
Pinnacle Financial is required to make quarterly principal payments of $625,000 beginning on September 30, 2012, and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. During the second quarter of 2013, Pinnacle Financial made a $5.0 million prepayment on this loan.  At September 30, 2013, the balance owed on this loan was $16.8 million.
On October 2, 2013, the Loan Agreement was amended to permit Pinnacle Financial to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such divdends.
Capital Resources.  At September 30, 2013 and December 31, 2012, our stockholders' equity amounted to $712.2 million and $679.1 million, respectively, an increase of approximately $33.1 million.  Substantially all of this increase is attributable to our year-to-date net income offset by decreases in unrealized gains on our securities portfolio.
Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's net profits for that year plus the retained profits for the preceding two years.  During the nine months ended September 30, 2013, Pinnacle Bank paid dividends of $8.9 million to Pinnacle Financial.  As of September 30, 2013, Pinnacle Bank could pay approximately $95.8 million of additional dividends to Pinnacle Financial without prior TDFI approval. On October 15, 2013, our Board of Directors approved the intiation of a quarterly cash dividend to common shareholders.  The initial dividend of $0.08 per share will be paid on December 20, 2013 to common shareholders of record as of the close of business on November 26, 2013.  The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

·
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

At September 30, 2013, our model results indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 to 150 basis points.  The slight liability sensitivity present at the 100 to 150 basis point increment level is primarily attributable to the fact that our loan floors will prevent the rise in yields on our loan portfolio at these levels from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 150 to 200 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level of interest rate increases.  Absent any other asset liability strategies an interest rate increase of a 150 to 200 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

As discussed more fully in footnote 9 in the Notes to the Consolidated Financial Statements, during the second quarter of 2013, we entered into a cash flow hedge relationship to manage our future interest rate exposure.  We account for derivative financial instruments in accordance with ASC 815 which requires recognition of all derivative instruments on the balance sheet as either an asset or liability measured at fair value through adjustments to either accumulated other comprehensive income within shareholders' equity or current earnings. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. Amounts of collateral posted or received have not been netted within the related derivatives.

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
In addition, Pinnacle Bank is a member of the FHLB.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions. The remaining discount was $175,000 at September 30, 2013.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At September 30, 2013, Pinnacle Bank had received advances from the FHLB totaling $115.5 million at the following rates and maturities (dollars in thousands):
Scheduled Maturities	Amount	Interest Rates(1)
2013	$100,000	0.17%
2014	-	-
2015	-	-
2016	15,000	2.39%
2017	-	-
Thereafter	496	2.44%
Total	$115,496
Weighted average interest rate		0.46%
______________________
(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of September 30, 2013.

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

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at September 30, 2013, or during the quarter then ended under these agreements.  Pinnacle Bank also has approximately $500 million in available Federal Reserve discount window lines of credit.

At September 30, 2013, excluding reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will represent an insignificant percentage of our total funding in 2013 as we seek to maintain a higher level of core deposits.

At September 30, 2013, we had no significant commitments for capital expenditures. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
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
Off-Balance Sheet Arrangements.  At September 30, 2013, we had outstanding standby letters of credit of $62.4 million and unfunded loan commitments outstanding of $1.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 23 through 32 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  Except as set forth below or as described under Part II, Item 1A Risk Factors of our quarterly report on Form 10-Q for the quarter ended June 30, 2013, there has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

Our ability to declare and pay dividends is limited.

While we have announced that our board of directors had approved the initiation of a quarterly cash dividend on our common stock there can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Our principal source of funds used to pay cash dividends on our common stock will be dividends that we receive from Pinnacle Bank. Although Pinnacle Bank's asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our common stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from Pinnacle Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, under guidance issued by the Federal Reserve Board, as a bank holding company, we are required to consult with the Federal Reserve before declaring dividends and are to consider eliminating, deferring or reducing dividends if (i) our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (iii) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

In addition, the terms of the indentures pursuant to which our subordinated debentures have been issued prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on our subordinated debentures.  Moreover, the terms of our Loan Agreement prohibit us from paying dividends on our common stock when there is an event of default or unmatured event of default under the Loan Agreement or when the payment of the dividend would result in an event of default or unmatured event of default under the Loan Agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	-	$-	-	-
August 1, 2013 to August 31, 2013	14,048	28.36	-	-
September 1, 2013 to September 30, 2013	1,931	28.11	-	-
Total	15,979	$28.33	-	-
______________________
(1)
During the quarter ended September 30, 2013, 58,128 shares of restricted stock previously awarded to certain of our associates and leadership team members vested.  We withheld 15,979 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.  OTHER INFORMATION
 None

ITEM 6.  EXHIBITS
10.1	First Amendment to Loan Agreement between U.S. Bank National Association and Pinnacle Financial Partners, Inc., dated October 2, 2013
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

November 1, 2013	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 1, 2013	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer

37