Form 10-K
period 2013-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2014-02-25
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-31225
, INC.
(Exact name of registrant as specified in charter)
Tennessee	62-1812853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

150 Third Avenue South, Suite 900, Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (615) 744-3700

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $1.00	Nasdaq Global Select Market

Securities registered to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ] (Do not check if a smaller reporting company) Smaller Reporting Company [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter:  $846,311,085 as of June 30, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,336,340 shares of common stock as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held April 15, 2014, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial Partners, Inc. (Pinnacle Financial) to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the concentration of Pinnacle Financial's customers in two market areas; (xii) the development of any new market other than Nashville or Knoxville; (xiii) a merger or acquisition; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xv) the ability to attract additional or retain existing financial advisors or to attract customers from other financial institutions; (xvi) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xviii) risks associated with litigation, including the applicability of insurance coverage; (xix) approval of the declaration of any future dividend by Pinnacle Financial's board of directors; and, (xx) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2009, 2010, 2011, 2012 and 2013 mean our fiscal years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial is the second-largest bank holding company headquartered in Tennessee, with $5.56 billion in assets as of December 31, 2013.  Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle Bank and owns 100% of the capital stock of Pinnacle Bank.  The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown to 33 offices, including 29 in eight Middle Tennessee counties.  The firm also has four offices in Knoxville, Tennessee, the state's third-largest banking market.  Prior to September 4, 2012, when it converted from a national bank to a state bank, Pinnacle Bank was known as Pinnacle National Bank.

The firm operates as a community bank primarily in the urban markets of Nashville and Knoxville, Tennessee.  As an urban community bank, Pinnacle Financial provides the personalized service most often associated with small community banks, while seeking to offer the sophisticated products and services, such as investments and treasury management, more typically offered by large regional and national banks.   This approach has enabled Pinnacle Financial to attract clients from the regional and national banks in the Nashville and Knoxville MSAs.  As a result, Pinnacle has grown to the fourth largest market share in the Nashville MSA and to the sixth largest market share in the Knoxville MSA, based on 2013 FDIC Summary of Deposits data including the impact of any mergers and acquisitions.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities.  We compete for these loans with competitors who are also well established in the Nashville and Knoxville MSAs.

Pinnacle Bank's loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer's lending authority, officers with higher lending authority determine whether to approve any new loan requests or renewals of existing loans.  Loans to insiders require approval of the board, and, certain extensions of credit, including loans above certain amounts and certain adversely classified loans, require approval of a committee of the board.

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2013, we were able to loan any one borrower a maximum amount equal to approximately $80.9 million with board approval plus an additional $53.9 million, or a total of approximately $134.8 million, with board or executive committee approval. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, or for other reasons. Pinnacle Bank's internal loan limit of $30 million is less than the internal legal lending limit, and Pinnacle Bank currently has only one relationship in excess of the internal loan limit. This relationship is approximately $40.0 million and was approved by the Executive Committee of the Board of Directors.

The principal economic risk associated with each category of loans that Pinnacle Bank expects to make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, suppliers and employees.  Many of Pinnacle Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers.  During periods of economic weakness these businesses may be more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

Pinnacle Bank's commercial clients borrow for a variety of purposes. The terms of these loans (which include equipment loans and working capital loans) will vary by purpose and by type of any underlying collateral. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle Bank also makes a variety of commercial real estate loans, including both investment properties and business loans secured by real estate.

Pinnacle Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans and home equity lines of credit.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle Bank has employed a marketing plan in its overall service areas primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are individuals and businesses located in the Nashville and Knoxville MSAs. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its officers and directors, although its use of media advertising has increased since 2010 because of its advertising and banking sponsorship with the Tennessee Titans NFL football team.
Pinnacle Bank also offers its targeted commercial clients a comprehensive array of treasury management services as well as remote deposit services, which allow electronic deposits to be made from the client's place of business.

Investment, Trust and Insurance Services

Pinnacle Bank contracts with Raymond James Financial Services, Inc. (RJFS), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle Bank's locations through Pinnacle Bank employees that are also RJFS employees. RJFS is a subsidiary of Raymond James Financial, Inc.

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle Bank's clients in achieving their financial objectives consistent with their risk tolerances.  All of the financial products listed above are offered by RJFS from Pinnacle Bank's main office and its other offices. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs.  Pursuant to its contract with us, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank.  Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that Pinnacle Bank personnel deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs including commissions paid to licensed brokers.

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

Other Banking Services

Given client demand for increased convenience in accessing banking and investment services, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24-hour telephone and internet banking, mobile banking, debit and credit cards, direct deposit, remote deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle Bank, in contrast to many of its regional competitors, reimburses its clients for any fees that may be charged to the client for utilizing the nationwide ATM network, providing greater convenience as compared to these competitors.

Competitive Conditions

The Nashville MSA banking market is very competitive, with 67 financial institutions with over $40.8 billion in deposits in the market as of June 30, 2013, up from approximately $40.1 billion at June 30, 2012 according to FDIC data.  As of June 30, 2000, approximately 62.8% of this deposit base was controlled by three large, multi-state banks headquartered outside of Nashville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), and SunTrust (headquartered in Atlanta, Georgia).  According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), Bank of America, and SunTrust (including the acquired National Bank of Commerce) declined from approximately 62.8% to 44.0% between June 30, 2000 and June 30, 2013.  Pinnacle Bank, on the other hand, after thirteen years of operations, holds the No. 4 market share position in the Nashville MSA at June 30, 2013 with 8.9% of the market, immediately behind the top three out-of-state banks.

The Knoxville MSA banking market is also very competitive, with 56 financial institutions with over $14.5 billion in deposits in the market as of June 30, 2013 up from $13.8 billion at June 30, 2012.  As of June 30, 2007, approximately 53.2% of this deposit base was controlled by three large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon, SunTrust, and Regions Financial.  According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of First Horizon, SunTrust, and Regions Financial declined from 53.2% to 48.8% between June 30, 2007 and June 30, 2013. A significant portion of the decline in market share for the top three competitors since June 30, 2007 has occurred since Pinnacle Bank established a presence in the Knoxville MSA in 2007.  At June 30, 2013, Pinnacle Bank had approximately 3.1% of the market share in the Knoxville MSA.

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of sophisticated financial products. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with a locally-owned institution headquartered in Tennessee, like Pinnacle Bank, as opposed to a large, multi-state bank, where many important decisions regarding a client's financial affairs are made elsewhere.

Employees

As of February 15, 2014, we employed 747.5 full-time equivalent associates.  We believe these associates are Pinnacle's most important asset and consider our relationship with our associates to be excellent.  This is supported by the fact that for the tenth consecutive year, we were named by the Nashville Business Journal as the "Best Place to Work in Nashville" among Middle Tennessee's companies with more than 500 employees.  The selection is based on an anonymously conducted survey of associates.  Additionally, a consulting firm, Great Place to Work, recognized us as one of the best workplaces in the United States on its 2013 Best Small & Medium Workplaces list published in FORTUNE magazine. The American Banker also recognized Pinnacle Bank as the best bank to work for in the country in 2013.

OTHER INFORMATION

Investment Securities

In addition to loans, Pinnacle Bank has investments primarily in United States agency securities, mortgage-backed securities, and state and municipal securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The executive committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle Bank's asset liability management policy as set by the board of directors.

Asset and Liability Management

Our Asset Liability Management Committee (ALCO), composed of senior managers of Pinnacle Bank, manages Pinnacle Bank's assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle Bank's board of directors has adopted.  ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities.  The executive committee of the board of directors oversees the ALCO function on an ongoing basis.

Available Information

We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information we have filed electronically.

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

We have also posted our Corporate Governance Guidelines, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.pnfp.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Code of Conduct, Corporate Governance Guidelines or current committee charters on our website. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201.

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial's and Pinnacle Bank's operations.  These laws and regulations are generally intended to protect depositors and borrowers, not stockholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of the last three years through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented in the near future. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like Pinnacle Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of "systemically significant" institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact Pinnacle Financial either because of exemptions for institutions below a certain asset size or because of the nature of  Pinnacle Financial's operations. Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact Pinnacle Bank and Pinnacle Financial include:

·	Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

·	Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000.

·	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

·	Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their primary federal bank regulator.

·	Restricting the scope of the preemption of state law by the National Bank Act and disallowing national bank subsidiaries from availing themselves of such preemption.

·	Limiting the debit interchange fees that certain financial institutions are permitted to charge.

·	Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

·	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies, although Pinnacle Financial's currently outstanding trust preferred securities (but not new issuances) would continue to qualify as Tier 1 capital unless otherwise restricted by federal regulators.

·	Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

·	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

·	Implementing certain corporate governance revisions that apply to all public companies.

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

Pinnacle Financial's common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if Pinnacle Financial qualifies and elects to become a financial holding company, which is described below, Pinnacle Financial may engage in activities that are:

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, Pinnacle Financial is required to act as a source of financial strength for its bank subsidiary, Pinnacle Bank, and to commit resources to support Pinnacle Bank. This support can be required at times when it would not be in the best interest of Pinnacle Financial's stockholders or creditors to provide it. In the event of Pinnacle Financial's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Pinnacle Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank.  Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee that is not a member of the Federal Reserve. As a result, it is subject to the supervision, examination and reporting requirements and the regulations of the Federal Deposit Insurance Corporation (FDIC) and Tennessee Department of Financial Institutions (TDFI). The TDFI has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank's operation in accordance with principles of safety and soundness.  Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

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

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC subject to applicable limitations. To offset the cost of this issuance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities and the size of the institutions. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts.

The FDIC may terminate its insurance of an institution's deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Under Federal Reserve guidelines, the minimum ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and related surplus, and a limited amount of cumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets. The trust preferred securities previously issued by Pinnacle Financial qualify as Tier 1 capital, and as described below will continue to qualify as Tier 1 capital under the Dodd-Frank Act and Basel III as long as Pinnacle Financial has less than $15 billion in total assets. Under Federal Reserve guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  For a holding company to be considered "well-capitalized," it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets as of May 9, 2010 over a three-year period beginning in 2013. Pinnacle Financial's trust preferred securities will continue to qualify as Tier 1 capital.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to Pinnacle Financial and Pinnacle Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial expects that it will opt-out of this requirement.

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios.  The board of directors and senior management are required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management's policies.  The FDIC has adopted all guidelines applicable to state nonmember banks in each case.

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

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator within a specified period for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under FDIC regulations, a state nonmember bank is "well capitalized" if it has a leverage capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 6% or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank is considered "adequately capitalized" if it has a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be "well capitalized" in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.  As of December 31, 2013, Pinnacle Bank would be considered "well-capitalized".

At December 31, 2013, Pinnacle Bank's Tier 1 risk-based capital ratio was 11.3%, its total risk-based capital ratio was 12.6% and its leverage ratio was 10.5%, compared to 11.6%, 12.9% and 10.5% at December 31, 2012, respectively. At December 31, 2013, Pinnacle Financial's Tier 1 risk-based capital ratio was 11.8%, its total risk-based capital ratio was 13.0% and its leverage ratio was 10.9%, compared to 11.8%, 13.0% and 10.6% at December 31, 2012, respectively.  More information concerning Pinnacle Financial's, and Pinnacle Bank's, regulatory ratios at December 31, 2013 is included in Note 21 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. The principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures, and any dividends payable to common stockholders, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole stockholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider it's and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve may impose limitations on Pinnacle Financial's ability to pay dividends. Generally, the Federal Reserve indicates that holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial.  Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's retained net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years.  As of December 31, 2013, Pinnacle Bank could pay dividends to us of up to $105.8 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Pinnacle Financial currently has available cash balances which amounted to approximately $21.1 million at December 31, 2013.

The payment of dividends by Pinnacle Bank and Pinnacle Financial may also be affected by other factors, such as the requirement to maintain adequate capital above statutorily mandated guidelines, or more restrictive requirements imposed on Pinnacle Bank or Pinnacle Financial by their regulators. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured depository institutions should generally only pay dividends out of current operating earnings. See "Capital Adequacy" above.

During the fourth quarter of 2013, Pinnacle Financial Partners initiated a quarterly common stock dividend in the amount of $0.08 per share and intends to continue to pay a quarterly dividend for the foreseeable future.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank's loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;

•	A bank's investment in affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

•	A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Community Reinvestment

The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle Bank received a "satisfactory" CRA rating from its primary federal regulator on its most recent regulatory examination.

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

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by Pinnacle Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. Pinnacle Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities;

•	Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

Pinnacle Bank's deposit operations are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.

Anti-Terrorism Legislation

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

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

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions.  The ultimate impact of the Dodd-Frank Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of the Dodd-Frank Act and the significant amount of regulations that have been issued over the last three years and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions remains unpredictable at this time.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve's statutory power to implement national monetary policy in order, among other things, to curb inflation or address unemployment. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

Economic conditions in the markets in which we operate deteriorated significantly from early 2008 through 2010. These challenges resulted primarily from provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience a slower growth economic environment in 2014. Accordingly, we expect that our results of operations could continue to be negatively impacted by economic conditions, including reduced loan demand, in 2014. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Because of the number of loans that we have made with interest rate floors above current rates, in a rising rate environment our liabilities may reprice faster than our loans, which would negatively impact our results of operations.

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

At December 31, 2013, we had meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2014 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2013, our commercial and industrial loans accounted for almost 39.0% of our total loans, up from 31.5% at December 31, 2010. Additionally, approximately, 16.4% of our loans at December 31, 2013 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2014. During periods of slow economic growth like those we are currently experiencing, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets.  We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2014 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

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

If loan customers with significant loan balances fail to repay their loans, our earnings and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the credit worthiness of our borrowers and the value of any collateral securing the loans. We maintain an allowance for loan losses to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we utilize estimates  based on analysis of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management's control. These additions may require increased provision expense which would negatively impact our results of operations.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments and seasonality.

Our ability to continue to improve our operating results is dependent upon, among other things, aggressively growing our loan portfolio. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for borrowers whose businesses have been less negatively impacted by the challenging economic conditions of the last few years.  We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer.  This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to our Company that we are not willing to accept.  Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

We continue to have elevated levels of other real estate owned, primarily as a result of foreclosures, and we anticipate that foreclosed real estate expense will continue to be a material component of noninterest expense.

As we acted to resolve non-performing real estate loans over the last few years, our level of other real estate owned was elevated in comparison to our first six years of operation. Although, our levels of other real estate owned are diminishing, they remain higher than historical levels. As a result, we expect that we will continue to have elevated levels of foreclosed real estate expense. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. Should levels of other real estate owned increase or should local real estate values decline, these charges will continue to negatively impact our results of operations.

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Although we have made meaningful progress over the last three years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle Bank's portfolio was approximately 7.6% of total loans at December 31, 2013. These loans make up approximately 5.9% of our non-performing loans at December 31, 2013. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

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

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact Pinnacle Financial's and Pinnacle Bank's results of operations

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to Pinnacle Financial and Pinnacle Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial expects that it will opt-out of this requirement.

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

We are dependent on our information technology and telecommunications systems and third-party service providers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

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

In addition, we provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

Environmental liability associated with commercial lending could result in losses.

In the course of business, Pinnacle Bank may acquire, through foreclosure, or deed in lieu of foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or Pinnacle Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

National or state legislation or regulation may increase our expenses and reduce earnings.

Bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, though showing signs of improvement, remain under financial stress due to the economy.  As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations.  Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions.   These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
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

      In January 2014, the qualified mortgage ("QM") rules as promulgated by the Consumer Finance Protection Bureau ("CFPB") became effective.  These new rules impact certain residential mortgage products for the entire banking industry, including Pinnacle Bank.  These new rules are complex and subject to much debate as the banking industry attempts to interpret the CFPB guidance and make decisions as to how the existing consumer lending compliance rules will reconcile with the new CFPB's guidance.   We believe we have designed various residential mortgage products which should conform to the new CFPB guidance as well as the guidance of existing consumer lending regulations.  However, we will continue to review the interpretational guidance of the various regulatory bodies in an effort to comply with these new regulations, such compliance may impact our operating results.

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

We, and Pinnacle Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of strength to Pinnacle Bank. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to us unless the amount of such dividends does not exceed its retained net income for that calendar year plus net income for the preceding two years. Any restriction in the ability of Pinnacle Bank to pay dividends to us could impact our ability to continue to pay dividends on our common stock. Moreover, failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.

Certain of our deposits and other funding sources may be volatile and impact our liquidity.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits less than $250,000, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of Pinnacle Bank. The availability of these noncore funding sources is subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

We impose certain internal limits as to the absolute level of noncore funding we will incur at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.

Additionally, regulations regarding on-balance sheet liquidity, particularly in times of stress, have become increasing important to bankers and regulators.  On-balance sheet liquidity is generally defined as cash and cash equivalents as well as unpledged investment securities and represent an immediate source of liquidity for deposit outflows and loan fundings among other things.  Given the current regulatory emphasis, bankers are designing and constructing more sophisticated contingency funding plans in order to determine the required amount of on-balance sheet liquidity should a banking firm find itself in a liquidity crisis.  In order to determine the factors that drive the results of these plans, managements are researching their firm's liquidity history over previous years to determine customer behavior during various times of stress.  These results will be the key component of the amount of on-balance sheet liquidity the firm is required to maintain in order for the banking firm to survive a "liquidity event".  These matters could require a bank, including ours, to allocate increased funding to more lower yielding cash or cash equivalents on its balance sheet thus potentially impacting profitability in future periods.

If the federal funds and interbank funding rates remain at current extremely low levels, our net interest margin, and consequently our net earnings, may be negatively impacted.

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2014 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio.  As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2014 and beyond.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2013, our goodwill and other identifiable intangible assets totaled approximately $247.4 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville and Knoxville markets. Moreover, much of our loan growth in 2012 and 2013 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

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

In order to maintain our or Pinnacle Bank's capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute stockholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions, which would also dilute stockholder ownership.

Even though our common stock is currently traded on the Nasdaq Stock Market's Global Select Market, it has less liquidity than many other stocks quoted on a national securities exchange.

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

Holders of Pinnacle Financial's indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial's stockholders.

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2013, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million, which was subsequently amended on October 2, 2013 (the "Loan Agreement"). Borrowings under the Loan Agreement, combined with available cash, were used for the redemption, on June 20, 2012, of the remaining 71,250 shares of preferred stock owned by the U.S. Treasury that had been issued under the CPP.  Pinnacle Financial is required to make quarterly principal payments of $625,000 which began on September 30, 2012, until the loan matures on June 15, 2017.  The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, and sales of assets. As amended, the Loan Agreement permits Pinnacle Financial to pay dividends so long as there is no event of default or unmatured event of default under the Loan Agreement and the payment of the dividend would not cause an event of default or unmatured event of default. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial's bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial's, and in some cases, Pinnacle Bank's, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also contains other customary affirmative and negative covenants, representations, warranties and events of default, which include but are not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and the institution of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle Bank. If an event of default occurs and is continuing, Pinnacle Financial may be required immediately to repay all amounts outstanding under the Loan Agreement. Furthermore, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of this borrowing must be satisfied before any distributions can be made on Pinnacle Financial's common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. The Company operates 33 banking locations throughout our market areas, of which for 10 locations the Company leases the land, the building or both.  The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettsville, Smyrna and Shelbyville.

ITEM 3.  LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is party arise from time to time in the normal course of business. Except as described below, as of the date hereof, there are no material pending legal proceedings to which Pinnacle Financial or any of its subsidiaries is a party or of which any of its or its subsidiaries' properties are subject.

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used. Pinnacle Financial and Pinnacle Bank reached a tentative settlement with the plaintiff during the second quarter of 2013. Although the settlement has not been finalized the court has preliminarily approved the settlement. Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. The following table shows the high and low closing sales price information for Pinnacle Financial's common stock for each quarter in 2013 and 2012 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2013:
First quarter	$23.73	$19.29
Second quarter	26.17	21.68
Third quarter	29.99	26.56
Fourth quarter	33.25	29.74
2012:
First quarter	$18.44	$15.25
Second quarter	19.51	16.64
Third quarter	20.38	18.88
Fourth quarter	20.45	18.09

As of February 21, 2014, Pinnacle Financial had approximately 3,087 stockholders of record.

During the fourth quarter of 2013, we paid a quarterly dividend on our common stock for the first time. The amount of the dividend was $0.08 per share.  See ITEM 1. "Business – Supervision and Regulation – Payment of Dividends" and ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on dividend restrictions applicable to Pinnacle Financial and Pinnacle Bank.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2013 as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	437	$31.38	-	-
November 1, 2013 to November 30, 2013	1,502	31.76	-	-
December 1, 2013 to December 31, 2013	172	32.55	-	-
Total	2,111	$31.75	-	-

ITEM 6.  SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009
Statement of Financial Condition Data (as of December 31):	($ in 000s except per share data)
Total assets	$5,563,776	$5,040,549	$4,863,951	$4,909,004	$5,128,811
Loans, net of unearned income	4,144,493	3,712,162	3,291,351	3,212,440	3,563,382
Allowance for loan losses	67,970	69,417	73,975	82,575	91,959
Total securities	733,252	707,153	897,292	1,018,637	937,555
Goodwill, core deposit and other intangible assets	247,492	249,144	251,919	254,795	257,793
Deposits and securities sold under agreements to repurchase	4,603,938	4,129,855	3,785,931	3,979,352	4,099,064
Advances from FHLB	90,637	75,850	226,069	121,393	212,655
Subordinated debt and other borrowings	98,658	106,158	97,476	97,476	97,476
Stockholders' equity	723,708	679,071	710,145	677,457	701,020

Statement of Operations Data:
Interest income	$191,282	$185,422	$188,346	$203,348	$205,716
Interest expense	15,384	22,558	36,882	58,975	74,925
Net interest income	175,898	162,864	151,464	144,373	130,791
Provision for loan losses	7,856	5,569	21,798	53,695	116,758
Net interest income after provision for loan losses	168,042	157,296	129,666	90,678	14,033
Noninterest income	47,104	43,397	37,940	36,315	39,651
Noninterest expense	129,261	138,165	139,107	146,883	118,577
Income (loss) before income taxes	85,884	62,527	28,499	(19,890)	(64,893)
Income tax expense (benefit)	28,158	20,643	(15,238)	4,410	(29,393)
Net income (loss)	57,726	41,884	43,737	(24,300)	(35,500)
Preferred dividends and accretion on common stock warrants	-	3,814	6,665	6,142	5,930
Net income (loss) available to common stockholders	$57,726	$38,070	$37,072	$(30,442)	$(41,430)

Per Share Data:
Earnings (loss) per share available to common stockholders – basic	$1.69	$1.12	$1.11	$(0.93)	$(1.46)
Weighted average common shares outstanding – basic	34,200,770	33,899,667	33,420,015	32,789,871	28,395,618
Earnings (loss) per common share available to common stockholders – diluted	$1.67	$1.10	$1.09	$(0.93)	$(1.46)
Weighted average common shares outstanding – diluted	34,509,261	34,487,808	34,060,228	32,789,871	28,395,618
Common dividends per share	$0.08	$-	-	-	-
Book value per common share	$20.55	$19.57	$18.56	$17.22	$18.41
Tangible book value per common share	$13.52	$12.39	11.33	9.80	10.71
Common shares outstanding at end of period	35,221,941	34,696,597	34,354,960	33,870,380	33,029,719

Performance Ratios:
Return on average assets	1.11%	0.78%	0.77%	(0.61%)	(0.82%)
Return on average stockholders' equity	8.22%	5.46%	5.27%	(4.37%)	(6.10%)
Net interest margin (1)	3.77%	3.77%	3.55%	3.25%	2.93%
Net interest spread (2)	3.65%	3.61%	3.33%	2.99%	2.64%
Noninterest income to average assets	0.90%	0.89%	0.78%	0.72%	0.79%
Noninterest expense to average assets	2.48%	2.83%	2.88%	2.93%	2.34%
Efficiency ratio (3)	57.96%	66.99%	73.45%	81.29%	69.57%
Average loan to average deposit ratio	93.46%	92.78%	86.76%	87.64%	94.51%
Average interest-earning assets to average interest-bearing liabilities	137.78%	131.44%	125.84%	120.27%	117.52%
Average equity to average total assets ratio	13.47%	14.30%	14.55%	13.90%	13.55%
Annualized dividend payout ratio(4)	20.04%	-	-	-	-

Asset Quality Ratios:
Allowance for loan loss coverage ratio(5)	373.8%	304.2%	154.6%	102.1%	73.7%
Allowance for loan losses to total loans	1.64%	1.87%	2.25%	2.57%	2.58%
Nonperforming assets to total assets	0.60%	0.82%	1.80%	2.86%	3.01%
Nonperforming assets to total loans and other real estate	0.80%	1.11%	2.66%	4.29%	4.29%
Net loan charge-offs to average loans	0.24%	0.29%	0.94%	1.96%	1.71%

Capital Ratios (Pinnacle Financial):
Leverage (6)	10.9%	10.6%	11.4%	10.7%	10.7%
Tier 1 risk-based capital	11.8%	11.8%	13.8%	13.8%	13.1%
Total risk-based capital	13.0%	13.0%	15.3%	15.4%	14.8%
26
(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Net interest spread is the result of the difference between the interest earned on interest earning assets less the interest paid on interest bearing liabilities.
(3)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(4)       The dividend payout ratio is calculated as the sum of the annualized dividend rate divided by the trailing 12-months of fully diluted earnings per share as of the dividend declaration date.
(5)       Allowance for loan loss coverage ratio is the ratio of the allowance for loan losses as a percentage of nonaccrual loans.
(6)       Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2013 and 2012 and our results of operations for each of the years in the three-year period ended December 31, 2013.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our fully diluted net income per common share available to common stockholders for the year ended December 31, 2013 was $1.67 compared to fully diluted net income per common share available to common stockholders of $1.10 and $1.09 for the years ended December 31, 2012 and 2011, respectively.  Results for the year ended December 31, 2011, included a $22.5 million benefit associated with the reversal of the deferred tax valuation allowance which was established during the fiscal year ended December 31, 2010.

Results of operations.  Our net interest income increased to $175.9 million for 2013 compared to $162.9 million for 2012 and $151.5 million for 2011.   The net interest margin (the ratio of net interest income to average earning assets) for 2013 was 3.77% compared to 3.77% for 2012 and 3.55% for 2011. Our net interest margin was impacted favorably in all three years by loan growth and an increased effort to reduce our cost of funds and our decreased dependency on higher priced funding.

Our provision for loan losses was $7.9 million for 2013 compared to $5.6 million in 2012 and $21.8 million in 2011. Our net charge-offs were $9.3 million during 2013 compared to $10.1 million in 2012 and $30.4 million in 2011. During 2013, we decreased our allowance for loan losses as a percentage of loans from 1.87% at December 31, 2012 to 1.64% at December 31, 2013 primarily due to the ongoing resolution of non-performing loans, the reduction in our net charge-offs and, improvements in the overall quality of our loan portfolio during 2013.

Noninterest income for 2013 compared to 2012 increased by $3.7 million, or 8.5%. This growth was primarily attributable to increased production in our fee-based products such as investments, insurance and trust. Noninterest income for 2012 compared to 2011 increased by $5.5 million, or 14.4%, which was largely impacted by our mortgage origination business.

Noninterest expense for 2013 compared to 2012 decreased by $8.9 million, or 6.4%, primarily due to decreased other real estate owned expenses, which decreased by $8.4 million over the 2012 levels, decreased intangible amortization expense of $1.5 million, and decreased other noninterest expenses of $4.3 million offset in part by higher salaries and employee benefits expense, which increased by $4.6 million.  Noninterest expense for 2012 compared to 2011 decreased by $942,000, or 0.68%, primarily due to decreased other real estate owned expenses, which decreased by $5.9 million over the 2011 levels, and lower FDIC insurance expense, which decreased by $3.5 million, offset in part by higher salaries and employee benefits expense, which increased by $3.6 million. The number of full-time equivalent employees decreased from 747.0 at December 31, 2011 to 730.5 at December 31, 2012.  There were 751.0 full-time equivalent employees at December 31, 2013.

Income tax expense for 2013 was $28.2 million compared to $20.6 million in 2012 and an income tax benefit of $15.2 million in 2011.  The effective income tax expense rate for the year ended December 31, 2013 was approximately 32.8% compared to 33.0% for the year ended December 31, 2012 and an income tax benefit rate of 53.5% for the year ended December 31, 2011 due to the reversal of the deferred tax valuation allowance.  For the years ended December 31, 2013 and 2012, our effective income tax rate differs from the statutory rates primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance.  For the year ended December 31, 2011, our income tax expense rate was principally impacted by the reversal of the deferred tax valuation allowance in the third quarter of 2011 which had been initially established during the second quarter of 2010.

Net income available to common stockholders for 2013 was $57.7 million compared to $38.1 million in net income in 2012 and $37.1 million in 2011.  Fully-diluted net income per common share available to common stockholders was $1.67 for 2013 compared to $1.10 for 2012 and $1.09 for 2011. Included in net income available to common stockholders for the year ended December 31, 2012 was approximately $3.8 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Treasury's TARP Capital Purchase Program (CPP), as compared to $6.7 million for the year ended December 31, 2011. The charges associated with the preferred stock in fiscal 2012 and 2011 included the acceleration of the preferred stock discount associated with the redemption of 23,750 shares of Series A preferred stock during the fourth quarter of 2011 and the remaining 71,250 shares during the second quarter of 2012.

Financial Condition.  Our loan balances increased by $432.3 million during 2013 compared to an increase of $420.8 million in 2012.  The increase in our loan balances represents the result of increases in the number of relationship advisors in our markets and increased focus on attracting new customers to our Company.

Total deposits increased from $4.015 billion at December 31, 2012 to $4.533 billion at December 31, 2013.  Within our deposits, the ratio of core funding to total deposits decreased slightly from 87.6% at December 31, 2012 to 85.5% at December 31, 2013.  Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract additional loans and deposits from new and existing small-and middle-market clients as the economies in our principal markets continue to strengthen.

Capital and Liquidity.  At December 31, 2013 and 2012, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements.  From time to time we may be required to support the capital needs of our bank subsidiary. At December 31, 2013, we had approximately $21.1 million of cash at the holding company which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

During the fourth quarter of 2008, we issued 95,000 shares of Series A preferred stock for $95 million to the U.S. Treasury as part of the CPP.   During the fourth quarter of 2011, we repurchased 25% of the shares of Series A preferred stock for approximately $23.9 million. During the second quarter of 2012, we completed the redemption of the remaining 71,250 outstanding preferred shares for approximately $71.6 million.  We accelerated the accretion of the remaining preferred stock discount of approximately $1.7 million during the second quarter of 2012.

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

Allowance for Loan Losses (allowance).  Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, is deemed to be uncollectible.

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

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables.  The ASC 450-20 analysis is intended to quantify the inherent risk in our performing loan portfolio.  The component of the allowance generated by ASC 310-10-35 is the result of an analysis of loans that have been specifically identified as impaired.

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

Subsequently, we have increased our look-back period each quarter to include the most recent quarters' loss history for a total of 19 quarters as of December 31, 2013.  We will continue to increase our look-back period to incorporate at least twenty quarters of loss history. We do not currently expect to increase the look-back period beyond twenty quarters, but may do so after a more thorough analysis of these matters during 2014.   In this current economic environment, we believe the extension of our look-back period in our migration analysis has been appropriate due to the risks inherent in our loan portfolio.  Once the look-back period is limited to twenty quarters, the early cycle periods in which we experienced higher levels of losses would be excluded from the migration period.   This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio. The results of the migration analysis are then compared to other industry factors to determine the loss allocation rates for the risk rated loan portfolios.  The loss allocation rates from our migration analysis and the industry loss factors are weighted 75% - 25% respectively to determine a weighted average loss allocation rate for these portfolios.

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

The estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for a number of environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.

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

The second component of the allowance for loan losses is determined pursuant to ASC 310-10-35.  Loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely.  A loan may be partially charged-off after a "confirming event" has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology is also applied to those loans identified as troubled debt restructurings.

We then test the resulting total allowance for loan losses by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the results of our testing, and decides on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews and approves the assessment prior to the filing of quarterly and annual financial information.

While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact materially our asset quality and the adequacy of our allowance for loan losses and thus the resulting provision for loan losses.

Other Real Estate Owned. Other real estate owned (OREO), which consists of properties obtained through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised every nine months.  At December 31, 2013, the average age of our OREO appraisals was 5.3 months. Any net gains or losses on disposal realized at the time of disposal are reflected, net, in noninterest income or noninterest expense, as applicable.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last few years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

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

Impairment of Intangible Assets.  Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. There are no such assets to be disposed of at December 31, 2013.

Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired.  Our annual assessment date is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

ASC 350, Intangibles — Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform a two step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The results of our qualitative assessment indicated that the fair value of our reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should our common stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made. While we believe that the assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the two step goodwill impairment test include the following: a change in the control premiums being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario;  significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of southeast U.S. banks; and Pinnacle Financial's performance relative to peers.  Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any.

Results of Operations

The following is a summary of our results of operations for 2013, 2012 and 2011 (in thousands except per share data):

	Years ended December 31,		2013-2012 Percent Increase	Year ended December 31,	2012-2011 Percent Increase
	2013	2012	(Decrease)	2011	(Decrease)

Interest income	$191,282	$185,422	3.2%	$188,346	(1.6%)
Interest expense	15,384	22,558	(31.8%)	36,882	(38.8%)
Net interest income	175,898	162,864	8.0%	151,464	7.5%
Provision for loan losses	7,857	5,569	41.1%	21,798	(74.5%)
Net interest income after provision for loan losses	168,041	157,295	6.8%	129,666	21.3%
Noninterest income	47,104	43,397	8.5%	37,940	14.4%
Noninterest expense	129,261	138,165	(6.4%)	139,107	(0.7%)
Net income before income taxes	85,884	62,527	37.4%	28,499	119.4%
Income tax expense (benefit)	28,158	20,643	36.4%	(15,238)	(235.5%)
Net income	57,726	41,884	37.8%	43,737	(4.2%)
Preferred dividends and preferred stock discount accretion	-	3,814	(100.0%)	6,665	(42.8%)
Net income available to common stockholders	$57,726	$38,070	51.6%	$37,072	2.7%
Basic net income per common share available to common stockholders	$1.69	$1.12	50.9%	$1.11	0.9%
Diluted net income per common share available to common stockholders	$1.67	$1.10	51.8%	$1.09	0.9%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2013, we recorded net interest income of approximately $175.9 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.77%.  For the year ended December 31, 2012, we recorded net interest income of approximately $162.9 million, which resulted in a net interest margin of 3.77%. For the year ended December 31, 2011, we recorded net interest income of approximately $151.5 million, which resulted in a net interest margin of 3.55%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2013 (in thousands):

	2013			2012			2011
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$3,861,166	169,253	4.40%	$3,438,401	160,037	4.66%	$3,218,123	154,750	4.82%
Securities:
Taxable	559,702	14,504	2.59%	612,677	16,931	2.76%	768,063	23,972	3.12%
Tax-exempt (2)	173,202	6,378	4.91%	182,217	6,577	4.82%	193,397	7,394	5.10%
Federal funds sold and other	144,948	1,147	0.93%	155,876	1,877	1.33%	167,932	2,232	1.43%
Total interest-earning assets	4,739,018	191,282	4.10%	4,389,171	185,422	4.29%	4,347,515	188,348	4.40%
Nonearning assets:
Intangible assets	248,291			250,619			253,443
Other nonearning assets	240,018			233,764			232,477
	$5,227,327			$4,873,554			$4,833,435

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$790,365	1,928	0.24%	$677,632	2,800	0.41%	$583,212	3,522	0.60%
Savings and money market	1,714,154	5,795	0.34%	1,575,174	7,884	0.50%	1,597,965	13,773	0.86%
Time deposits	564,766	3,998	0.71%	644,039	6,158	0.96%	876,864	13,293	1.52%
Total interest-bearing deposits	3,069,285	11,721	0.38%	2,896,845	16,842	0.58%	3,058,041	30,588	1.00%
Securities sold under agreements to repurchase	113,742	239	0.21%	134,989	455	0.34%	161,845	1,110	0.69%
Federal Home Loan Bank advances	153,912	690	0.45%	202,338	2,237	1.11%	137,466	2,519	1.83%
Subordinated debt and other borrowing	102,571	2,734	2.67%	105,131	3,024	2.87%	97,476	2,665	2.73%
Total interest-bearing liabilities	3,439,510	15,384	0.45%	3,339,303	22,558	0.68%	3,454,828	36,882	1.07%
Noninterest-bearing deposits	1,062,089	-	-	809,268	-	-	650,602	-	-
Total deposits and interest- bearing liabilities	4,501,599	15,384	0.34%	4,148,571	22,558	0.54%	4,105,430	36,882	0.90%
Other liabilities	21,631			27,933			24,752
Stockholders' equity	704,097			697,050			703,253
	$5,227,327			$4,873,554			$4,833,435
Net interest income		$175,898			$162,864			$151,464
Net interest spread (3)			3.65%			3.61%			3.33%
Net interest margin (4)			3.77%			3.77%			3.55%

(1)	Average balances of nonperforming loans are included in average loan balances.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2013 would have been 3.75% compared to a net interest spread for the years ended December 31, 2012 and 2011 of 3.74% and 3.50%, respectively.
(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2013 and 2012, our net interest spread was 3.65% and 3.61%, respectively, while the net interest margin was 3.77% in both years. The net interest spread and net interest margin were 3.33% and 3.55%, respectively, for the year ended December 31, 2011.  The net interest margin has been greatly impacted by management's efforts to lower the cost of funds and increase loan volumes.  Our loan yields decreased between 2013 and 2012 as the competition for quality loans is intense and the market dictates the rate necessary in order to grow volumes.  During the year ended December 31, 2013, total funding rates were less than those rates for the years ended December 31, 2012 and 2011 by 20 and 56 basis points, respectively.  The net decrease was impacted by the continued shift in our deposit mix, as we increased our lower cost transaction account balances and concurrently reduced balances of higher cost time deposits.

Additionally, lower levels of nonaccrual loans positively impacted our net interest margin during the year ended December 31, 2013 when compared to the same period in 2012. Average nonperforming loans were $21.5 million for the year ended December 31, 2013, compared to $38.4 million for the year ended December 31, 2012 and $63.9 million for 2011.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain low for an extended period of time.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of a low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters. We anticipate that this challenging competitive environment will continue in 2014.

However, we believe our net interest income should increase in 2014 compared to 2013 primarily due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets by continuing to grow our core deposits, with wholesale funding limited to that required to fund the shortfall, if any.

Rate and Volume Analysis.  Net interest income increased by $13.0 million between the years ended December 31, 2012 and 2013 and by $11.4 million between the years ended December 31, 2011 and 2012. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2013 Compared to 2012 Increase (decrease) due to			2012 Compared to 2011 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(8,940)	$18,156	$9,216	$(5,149)	$10,437	$5,288
Securities:
Taxable	(1,042)	(1,385)	(2,427)	(2,765)	(4,276)	(7,041)
Tax-exempt	164	(363)	(199)	(542)	(275)	(817)
Federal funds sold	(624)	(106)	(730)	(168)	(187)	(355)
Total interest-earning assets	(10,442)	16,302	5,860	(8,623)	5,698	(2,925)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(1,152)	280	(872)	(1,108)	386	(722)
Savings and money market	(2,520)	431	(2,089)	(5,753)	(136)	(5,889)
Time deposits	(1,610)	(550)	(2,160)	(4,910)	(2,225)	(7,135)
Total deposits	(5,282)	161	(5,121)	(11,771)	(1,975)	(13,746)
Securities sold under agreements to repurchase	(175)	(41)	(216)	(566)	(89)	(655)
Federal Home Loan Bank advances	(1,315)	(232)	(1,547)	(998)	723	(275)
Subordinated debt and other borrowings	(210)	(81)	(291)	137	215	352
Total interest-bearing liabilities	(6,982)	(193)	(7,175)	(13,198)	(1,126)	(14,324)
Net interest income	$(3,460)	$16,495	$13,035	$4,575	$6,824	$11,399

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

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management's evaluation, we believe to be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to approximately $7,857,000, $5,569,000, and $21,798,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Provision expense for the year ended December 31, 2013 has increased as compared to 2012, primarily due to growth in the loan portfolio, although both net charge-offs and the overall amount of the allowance for loan losses declined. Positively impacting our provision for loan losses in 2012 was a $5.6 million recovery of a loan previously charged-off in 2009. Elevated net-charge offs, particularly in our construction and development loan portfolio, and increased non-performing assets were the primary reasons for the increased provisioning expense in 2011. For substantially all construction and development loans, our collateral is our primary source of repayment and as the value of the collateral deteriorates, ultimate repayment in full by the borrower becomes increasingly difficult.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses as a percentage of loans decreased from 1.87% at December 31, 2012 to 1.64% at December 31, 2013.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2013.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between annual periods.  Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services, fees from the origination of mortgage loans, swap fees and gains on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is our noninterest income for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years ended December 31,		2013-2012 Percent Increase	Year ended December 31,	2012-2011 Percent Increase
	2013	2012	(Decrease)	2011	(Decrease)
Noninterest income:
Service charges on deposit accounts	$10,558	$9,918	6.5%	$9,244	7.3%
Investment services	8,038	6,985	15.1%	6,246	11.8%
Insurance sales commissions	4,537	4,461	1.7%	3,999	11.6%
Gains on mortgage loans sold, net	6,243	6,699	(6.8%)	4,155	61.2%
Investment gains (losses) on sales and impairments, net	(1,466)	2,151	(168.2%)	961	123.8%
Trust fees	3,747	3,195	17.3%	3,000	6.5%
Other noninterest income:
ATM and other consumer card fees	7,517	6,264	20.0%	6,381	(1.8%)
Bank-owned life insurance	2,116	919	130.3%	1,159	(20.7%)
Loan swap fees	1,162	2,013	(42.3%)	101	1,893.1%
Other noninterest income	4,651	791	488.0%	2,694	(70.6%)
Total other noninterest income	15,446	9,987	54.7%	10,335	(3.4%)
Total noninterest income	$47,103	$43,396	8.5%	$37,940	14.4%

The increase in service charges on deposit accounts in 2013 compared to 2012 and 2011 is primarily related to increased analysis fees on our commercial client accounts associated with a 12.9% and 24.1% increase in deposit base when compared to 2012 and 2011, respectively.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank. At December 31, 2013, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.56 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.24 billion at December 31, 2012. Insurance commissions were approximately $4.5 million during both 2013 and 2012. Additionally, at December 31, 2013, our trust department was receiving fees on approximately $1.5 billion in assets compared to $819 million at December 31, 2012. Of the assets held in our Trust department approximately $605.3 million and $496.3 million were actively being managed by our Trust department at December 31, 2013 and 2012, respectively. The remaining assets were held in custody.

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

Over the last several years, the interest rates have provided home owners the opportunity to refinance their existing mortgages at very low rates; however, as interest rates begin to rise, we anticipate that our mortgage originations will decrease from those levels realized in 2012 and 2013. The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

During the year ended December 31, 2013, we recognized an other-than-temporary-impairment charge in the third quarter of 2013 of $1.5 million on approximately $23.4 million of available-for-sale bonds that were subsequently sold during the fourth quarter. During the year ended December 31, 2012, we realized approximately $2.2 million in net gains from the sale of $188.6 million of securities available-for-sale. To better manage our securities portfolio, we elected to sell these securities due to their relative underperformance compared to the market, in order to minimize small dollar investments in our portfolio and due to OTTI concerns on investment securities in certain municipalities.

Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues and other consumer fees.  While we are exempt from the cap on debit interchange fees imposed under the Dodd-Frank Act because of our current asset size, there has been and we expect that there may continue to be downward pressure on interchange fees as debit networks compete for transaction volume.  We believe that this potential reduction in interchange fees will likely occur gradually over an extended period of time.  We realized approximately $1.1 million in increased revenues in our traditional check card interchange by expanding our card penetration rate and usage between 2012 and 2013.

Additionally, noninterest income from bank-owned life insurance was $2,116,000 for the year ended December 31, 2013 compared to $919,000 in 2012. We had not purchased any additional investments in bank-owned life insurance policies since 2007 through 2012; however, during 2013, Pinnacle Financial purchased approximately $38.0 million of bank-owned life insurance with terms similar to our existing policies.   The assets that support these policies are administered by the life insurance carriers and the income or loss we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies.  Earnings on these policies generally are not taxable.

Loan swap fees are also included in noninterest income and decreased by $959,000 between 2012 and 2013 as a result of reductions in market demand in the current rate environment. Other noninterest income increased by $3.9 million between 2012 and 2013.  The largest portion of that increase is attributable to a $1.1 million gain on the sale of the government guaranteed portion of a loan during the year ended December 31, 2013 compared to $165,000 during the year ended December 31, 2012. Additionally, we introduced a consumer credit card product in the year ended December 31, 2012.  Transaction fees from that product increased by $531,000 between 2012 and 2013. Certain fees on unused lines of credit are also included in other noninterest income and can be attributed to a portion of the increase between 2012 and 2013.

Noninterest Expense.  The following is our noninterest expense for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years ended December 31,		2013-2012 Percent Increase	Year ended December 31,	2012-2011 Percent Increase
	2013	2012	(Decrease)	2011	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$45,773	$44,829	2.1%	$43,450	3.2%
Commissions	4,641	4,283	8.4%	3,992	7.3%
Annual cash incentives	14,331	10,314	38.9%	9,389	9.9%
Employee benefits and other	17,902	18,631	(3.9%)	17,594	5.9%
Total salaries and employee benefits	82,647	78,057	5.9%	74,425	4.9%
Equipment and occupancy	21,274	20,420	4.2%	19,987	2.2%
Other real estate expense	3,113	11,544	(73.0%)	17,432	(33.8%)
Marketing and business development	3,638	3,636	0.1%	3,303	10.1%
Postage and supplies	2,250	2,380	(5.5%)	2,121	12.2%
Amortization of intangibles	1,263	2,739	(53.9%)	2,863	(4.3%)
Other noninterest expense:
Deposit related expenses	4,631	4,856	(4.6%)	9,330	(48.0%)
Lending related expenses	2,926	3,768	(22.3%)	1,707	120.7%
Investment sales expense	306	240	27.5%	272	(11.8%)
Trust expenses	452	376	20.2%	376	0.0%
FHLB restructuring	877	2,093	(58.1%)	-	100.0%
Administrative and other expenses	5,884	8,056	(27.0%)	7,291	10.5%
Total other noninterest expense	15,076	19,389	(22.2%)	18,976	2.2%
Total noninterest expense	$129,261	$138,165	(6.4%)	$139,107	(0.7%)

The increase in total salaries and employee benefits expense in 2013 over 2012 and 2012 over 2011 is primarily related to annual merit increases awarded in January of each year and an increase in annual cash incentives as well as an increase in the number of employees in 2013 compared to 2012.

We believe that cash and equity incentives are valuable tools in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid in actual awards between 0% and 120% of the targeted bonus award. In 2013, our cash incentives represented 125% of targeted incentive compensation compared to 102% in 2012 and 110% in 2011.

Employee benefits and other expenses include costs associated with the Pinnacle Financial Partners 401k plan, health insurance, and payroll taxes.  Also, included in employee benefits and other expense for the years ended December 31, 2013, 2012 and 2011, were approximately $4.1 million, $4.7 million and $4.4 million, respectively, of compensation expenses related to equity-based awards, primarily for restricted shares or restricted share units.  We have not issued stock options since 2008.

Also included in employee benefits and other expenses are costs related to salary stock units issued to our senior executives for the years ended December 2012 and 2011. In connection with these awards, the executive officers received salary stock units which were settled in our common stock on a one-for-one basis. The program was terminated by the Human Resources and Compensation Committee (HRCC) of our Board of Directors effective June 30, 2012 following the redemption of the remaining preferred shares issued pursuant to the CPP.  Concurrently, these senior executives were eligible to participate in our annual cash incentive plan effective July 1, 2012. For the year ended December 31, 2013, no costs were incurred related to the salary stock units issued to our senior executives compared to approximately $1.0 million and $776,000 for 2012 and 2011, respectively.

Equipment and occupancy expense for the year ended December 31, 2013 was 4.2% greater than in 2012 which were 2.2% greater than in 2011. One branch was added in the Knoxville MSA in 2013 and an additional branch is expected to be added in the Knoxville MSA in 2014.

Other real estate expense was $3.1 million for the year ended December 31, 2013 compared to $11.5 million and $17.4 million for the years ended December 31, 2012 and 2011, respectively. Approximately $3.1 million, $9.5 million, and $12.8 million of the other real estate expense incurred during the years ended December 31, 2013, 2012 and 2011, respectively, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties.  The remaining other real estate expense in 2012 and 2011 consisted of carrying costs to maintain or improve the properties. During 2013, we had other real estate owned dispositions of $8.7 million compared to $30.2 million in 2012 and $53.8 million in 2011.

Other real estate expense will fluctuate depending on market conditions as we maintain and market for sale various foreclosed properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and deterioration in real estate values, thus causing additional fluctuations in our quarterly other real estate expense.  Additionally, we will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

Management's strategy has been to aggressively pursue disposition of nonperforming loans and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets.  Our disposition strategy generally has been to negotiate sales of foreclosed properties on a property-by-property basis, although we have also utilized both traditional and online auctions.  Our use of online auctions has been primarily limited to individual residential homes and lots.  During 2012, management utilized a bulk sale to dispose of approximately $9.0 million in nonperforming assets which consisted of both nonperforming loans and other real estate. No bulk sales occurred during 2013, and the bulk sale strategy is not intended to be recurring; however, our nonperforming asset disposition strategy is reviewed on an on-going basis and could change in the future.

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and were amortized over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with the core deposit intangibles for Mid-America will approximate $700,000 to $860,000 per year for the next four years with lesser amounts for the remaining amortization period.  The core deposit intangible related to Cavalry was fully amortized during the year ended December 31, 2013.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to $97,000 for the year ended December 31, 2013 and $103,000 and $109,000 for the years ended December 31, 2012 and 2011, respectively.

Total other noninterest expenses decreased by 22.2% to $15.1 million during 2013 when compared to 2012.  Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, FHLB restructuring expense and administrative expenses. During 2013, a $2.0 million allowance for off-balance sheet exposures was reversed against other noninterest expense as a result of the underlying letter of credit being funded.  Approximately $1.1 million of this expense was recognized in a prior year. Also, we recognized an approximate $877,000 restructuring charge related to the prepayment of $35.0 million in FHLB advances during 2013 compared to a restructuring charge of $2.1 million related to the prepayment of $60.0 million in FHLB advances incurred during 2012.   Administrative and other expenses decreased by 27.0% to $2.2 million during 2013 when compared to 2012. Approximately $974,000 of this decrease relates to decreased regulatory costs as well as an approximate $788,000 decrease in legal fees.  Also included in administrative and other expenses are expenses related to contributions, audit fees, and corporate insurance policies.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 58.0% in fiscal year 2013 compared to 67.0% in fiscal year 2012. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes.  During the year ended December 31, 2013, Pinnacle Financial recorded income tax expense of $28.2 million.  Our effective income tax rate was 32.8% for the year ended December 31, 2013, which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by non-deductible meals and entertainment.

Preferred Stock Dividends and Preferred Stock Discount Accretion.  Net income available for common stockholders included preferred stock dividends of $1,660,000 in 2012 and $4,606,000 in 2011, and the accretion on the preferred stock discount of $2,153,000 and $2,058,000, for the years ended December 31, 2012 and 2011, respectively.  On December 12, 2008, we received $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP. The Series A preferred stock we sold the U.S. Treasury paid cumulative dividends quarterly at a rate of 5 percent per annum. Pinnacle Financial redeemed the preferred shares issued to the Treasury under the CPP in two payments. During 2011, Pinnacle Financial redeemed 23,750 of the preferred shares for approximately $23.9 million.  As a result of the partial redemption, Pinnacle Financial recognized approximately $719,000 of accelerated accretion of the remaining preferred stock discount.  During 2012, Pinnacle Financial completed the redemption of the remaining 71,250 preferred shares outstanding to the Treasury for approximately $71.6 million.  Concurrently, Pinnacle Financial accelerated the accretion of the remaining preferred stock discount of approximately $1.7 million during 2012.

Additionally, Pinnacle Financial issued warrants to purchase 534,910 shares of common stock to the U.S. Treasury as a condition to its participation in the CPP. The warrants had an exercise price of $26.64 each, were immediately exercisable and expired 10 years from the date of issuance.  On June 16, 2009, Pinnacle Financial completed the sale of 8,855,000 shares of its common stock in a public offering, resulting in net proceeds to Pinnacle Financial of approximately $109 million.  As a result, and pursuant to the terms of the warrants, the number of shares issuable upon exercise of the warrants was reduced by 50%, or 267,455 shares.  During the third quarter of 2012, Pinnacle Financial repurchased all of the remaining outstanding warrants for $755,000.

Financial Condition

Our consolidated balance sheet at December 31, 2013 reflects an increase of $432.3 million in outstanding loans to $4.144 billion and $518.3 million in total deposits to $4.533 billion from December 31, 2012. Total assets were $5.564 billion at December 31, 2013 as compared to $5.041 billion at December 31, 2012.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$1,383,435	33.4%	$1,178,196	31.7%	$1,110,962	33.8%	$1,094,615	34.1%	$1,118,068	31.4%
Consumer real estate - Mortgage	695,616	16.8%	679,926	18.3%	695,745	21.1%	705,487	22.0%	756,015	21.2%
Construction and land development	316,191	7.6%	313,552	8.4%	274,248	8.3%	331,261	10.3%	525,271	14.7%
Commercial and industrial	1,605,547	38.7%	1,446,578	39.0%	1,145,735	34.8%	1,012,091	31.5%	1,071,444	30.0%
Consumer and other	143,704	3.5%	93,910	2.5%	64,661	2.0%	68,986	2.1%	92,584	2.7%
Total loans	$4,144,493	100.0%	$3,712,162	100.0%	$3,291,351	100.0%	$3,212,440	100.0%	$3,563,382	100.0%

We experienced growth in all segments of our portfolio during 2013. We experienced notable growth in both the commercial real estate mortgage segment with 17.4% growth during 2013 and 23.7% growth over the past five years and the commercial and industrial segment with 11.0% growth during 2013 and 49.9% growth over the last five years.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.  At December 31, 2013, approximately 49.1% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Commercial and industrial loans increased by 11.0% during the year as a result of businesses returning to a more normalized post recession state of operations and over the five year period as we have increased our market share.

Consumer real estate mortgages consist of first mortgage real estate loans, junior liens and home equity lines of credit.  In total, we hold the first mortgage on $540.4 million of the mortgages within this portfolio. The remaining $155.2 million represent junior liens, or "second mortgages".  We had net charge-offs of $635,000 and $2.3 million related to consumer loan second mortgages during 2013 and 2012, respectively.  At December 31, 2013, we had $362,000 of second mortgage consumer loans classified as nonperforming assets compared to $715,000 at December 31, 2012. In addition, approximately $156,000 and $286,000 of these second mortgages were past due at December 31, 2013 and 2012, respectively. Generally, for our second mortgage properties, should it become apparent to us that the first mortgage is habitually past due, classified as nonperforming or has other credit weaknesses, we will review our second mortgage to determine if the second mortgage should be considered for impairment.  Typically, the second mortgage loan will be placed on nonperforming status or charged off if it appears the borrower's credit status has deteriorated.  For borrowers where the first mortgage loan is held by another financial institution, we review credit histories of our home equity line of credit borrowers annually to determine if the borrower's credit score has decreased as a result of the borrower's inability to maintain their credit obligations in a satisfactory manner.

The following table classifies our fixed and variable rate loans at December 31, 2013 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2013			Percentage of total at December 31,
	Fixed Rates	Variable Rates(*)	Totals	2013	2012
Based on contractual maturity:
Due within one year	$226,288	803,407	1,029,695	24.8%	28.5%
Due in one year to five years	933,300	816,064	1,749,364	42.2%	42.2%
Due after five years	567,697	797,737	1,365,434	32.9%	29.3%
Totals	$1,727,285	2,417,208	4,144,493	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	1,267,537	1,267,537	30.6%	30.4%
Due within one year	226,288	471,417	697,706	16.8%	27.2%
Due in one year to five years	933,300	406,188	1,339,488	32.3%	29.3%
Due after five years	567,697	272,066	839,763	20.3%	13.1%
Totals	$1,727,285	2,417,208	4,144,493	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $1.27 billion of loans which are currently priced at their contractual floors with a weighted average rate of 4.40%. The weighted average contractual rate on these loans is 3.56%. As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Loan Origination Risk Management. We attempt to maintain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Underwriting standards are designed to promote relationship banking rather than transactional banking. Our management examines current and projected cash flows to determine the expected ability of a borrower to repay its obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee of business principals; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio generally are diverse in terms of type and industry. We believe this diversity helps reduce our exposure to adverse economic events that affect any single industry or type of real estate product. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve.

Given the positive economic outlook for the Nashville MSA and the Knoxville MSAs, we continue to issue limited levels of loans for sound commercial construction and development projects. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project, which may be inaccurate. Construction loans involve the disbursement of funds during construction with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2013 and 2012 (in thousands):

	At December 31, 2013
	Outstanding Principal Balances	Unfunded Commitments	Total Exposure	Percent of Pinnacle Bank Total Risk-Based Capital	Total Exposure at December 31, 2012

Lessors of nonresidential buildings	$471,978	$43,262	$515,240	82.9%	$440,237
Lessors of residential buildings	242,029	28,744	270,773	43.6%	215,899

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due between 30 and 90 days and greater than 90 days as of December 31, 2013 and 2012 (dollars in thousands):

Accruing loans past due 30 to 90 days:	December 31, 2013	December 31, 2012
Commercial real estate – mortgage	$2,561	$5,749
Consumer real estate – mortgage	2,215	2,589
Construction and land development	4,839	1,572
Commercial and industrial	1,847	648
Consumer and other	1,488	526
Total accruing loans past due 30 to 90 days	$12,950	$11,084

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$2,232	$-
Consumer real estate – mortgage	-	254
Construction and land development	-	-
Commercial and industrial	825	604
Consumer and other	289	-
Total accruing loans past due 90 days or more	$3,346	$858

Ratios:
Accruing loans past due 30 to 90 days as a percentage of total loans	0.31%	0.34%
Accruing loans past due 90 days or more as a percentage of total loans	0.08%	0.03%
Total accruing loans in past due status as a percentage of total loans	0.39%	0.36%

The increase in our total accruing loans past due 90 days or more is primarily attributable to one $2.2 million loan to a borrower who was in the process of a liquidity event. Subsequent to year-end, the loan was brought current and total debt outstanding to this borrower was reduced.

Potential Problem Loans.  Potential problem loans amounted to approximately $65.0 million, or 1.6% of total loans outstanding at December 31, 2013, compared to $105.5 million, or 2.8% of total loans outstanding at December 31, 2012. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.  Approximately $3.8 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2013.

Non-Performing Assets and Troubled Debt Restructurings.  At December 31, 2013, we had $33.4 million in nonperforming assets compared to $41.4 million at December 31, 2012. Included in nonperforming assets were $18.2 million in nonperforming loans and $15.2 million in other real estate owned at December 31, 2013 and $22.8 million in nonperforming loans and $18.6 million in other real estate owned at December 31, 2012.   At December 31, 2013 and 2012, there were $19.6 million and $27.5 million, respectively, of troubled debt restructurings that were performing as of the restructure date and remain in a performing status.

All nonaccruing loans are reassigned to a special assets officer who was not responsible for originating the loan.  The special assets officer is responsible for developing an action plan designed to minimize our future losses.  Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel.  The special assets officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. For the years ended December 31, 2013 and 2012, we recognized no interest income from loans that were classified as nonperforming from cash payments received from those borrowers. During 2011, we recognized $42,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  These loans are considered troubled debt restructurings. If on nonaccruing status as of the date of restructuring, any restructured loan is included in the nonperforming loan balances as discussed above and is classified as an impaired loan.  Loans that have been restructured that are on accrual status as of the restructure date are not included in nonperforming loans; however, such loans are still considered impaired.

At December 31, 2013, we owned $15.2 million in other real estate which we had acquired, usually through foreclosure, from borrowers compared to $18.6 million at December 31, 2012; substantially all of this real estate is located within our principal markets. We categorize other real estate owned into three types: developed lots, undeveloped land, and other. Included in the "other" category are primarily condominiums, office buildings and residential homes that are not new construction. The following table shows the amounts of our other real estate owned in such categories (in thousands):

	December 31,
	2013	2012
Developed lots	$1,296	$1,835
Undeveloped land	11,564	13,285
Other	2,366	3,460
	$15,226	$18,580

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2013 and 2012 (in thousands):

	At December 31, 2012	Payments, Sales and Reductions (2)	Foreclosures (3)	Inflows(4)	At December 31, 2013
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$9,291	$(9,651)	$(1,604)	$10,981	$9,017
Consumer real estate – mortgage	5,906	(8,650)	(2,765)	10,798	5,289
Construction and land development	4,509	(4,405)	(262)	1,228	1,070
Commercial and industrial	3,038	(19,027)	-	18,554	2,565
Consumer and other	79	(884)	(699)	1,746	242
Total nonperforming loans (1)	22,823	(42,617)	(5,330)	43,307	18,183
Other real estate owned	18,580	(8,684)	5,330	-	15,226
Total nonperforming assets	41,403	(51,301)	-	43,307	33,410
Troubled debt restructurings:
Commercial real estate – mortgage	20,264	(6,811)	-	-	13,453
Consumer real estate – mortgage	6,311	(2,754)	-	427	3,984
Construction and land development	71	(7)	-	49	113
Commercial and industrial	687	(455)	-	1,588	1,820
Consumer and other	119	(86)	-	243	276
Total troubled debt restructurings	27,452	(10,113)	-	2,307	19,646
Total nonperforming assets and troubled debt restructurings	$68,855	$(61,414)	$-	$45,615	$53,056

Ratios:
Nonperforming loans to total loans	0.61%				0.44%
Nonperforming assets to total loans plus other real estate owned	1.11%				0.88%
Nonperforming assets plus troubled debt restructurings to total loans and other real estate owned	1.85%				1.28%

Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and allowance for loan losses	31.04%				19.02%
Classified asset ratio (Pinnacle Bank)(5)	29.40%				18.50%
Allowance for loan loss coverage ratio	304.2%				373.8%
______________________
(1)	Approximately $10.8 million and $9.4 million as of December 31, 2013 and 2012, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.
(2)	Payments, sales and reductions in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the year ended December 31, 2013. Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure. Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.
(3)	Foreclosures in nonperforming loans and troubled debt restructurings are representative of transfers of balances to OREO during the year ended December 31, 2013.
(4)	Inflows in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the year ended December 31, 2013. Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during 2013. Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during 2013. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters where we were unable to receive appropriate compensation for the concession.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2013, and 2012, our allowance for loan losses was $68.0 million and $69.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  The decrease in the allowance for loan losses in 2013 as compared to 2012 is primarily the result of improving credit metrics within our portfolio, including the reduction in net charge-offs and an increase in our nonperforming coverage ratio.  Our allowance for loan loss as a percentage of total loans has decreased from 1.87% at December 31, 2012 to 1.64% at December 31, 2013. The judgments and estimates associated with our allowance determination are described under "Critical Accounting Estimates" above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate – Mortgage	$21,372	33.4%	$19,634	31.7%	$23,397	33.8%	$19,252	34.1%	$22,505	31.4%
Consumer real estate – Mortgage	8,355	16.8%	8,762	18.3%	10,302	21.1%	9,898	22.0%	10,725	21.2%
Construction and land development	7,235	7.6%	9,164	8.5%	12,040	8.3%	19,122	10.3%	23,027	14.7%
Commercial and industrial	25,134	38.7%	24,738	39.0%	20,789	34.8%	21,426	31.5%	26,332	30.0%
Consumer and other	1,632	3.5%	1,094	2.5%	1,125	2.0%	1,874	2.1%	2,456	2.7%
Unallocated	4,242	NA	6,025	NA	6,322	NA	11,003	NA	6,914	NA
Total allowance for loan losses	$67,970	100.0%	$69,417	100.0%	$73,975	100.0%	$82,575	100.0%	$91,959	100.0%

The decrease in the overall allowance for loan losses is due to the improvement of our loan portfolio, and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the local economy. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. As we have worked to rehabilitate impaired loans, the specific allocations for impaired loans have decreased. Specific valuation allowances related to impaired loans were approximately $4.0 million at December 31, 2013 compared to $5.6 million at December 31, 2012.  The decrease in the specific allocation for impaired loans between 2012 and 2013 was due to many factors, including the resolution of a number of troubled assets.  The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or attributable to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 6 to the "Notes to the Consolidated Financial Statements."

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2013 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	For the year ended December 31,
	2013		2012		2011		2010	2009
Balance at beginning of period	$69,417		$73,975		$82,575		$91,959	$36,484
Provision for loan losses	7,857		5,569		21,798		53,695	116,758
Charged-off loans:
Commercial real estate - Mortgage	(4,123)		(4,667)		(3,044)		(9,041)	(986)
Consumer real estate - Mortgage	(2,250)		(6,731)		(5,076)		(6,769)	(4,881)
Construction and land development	(1,351)		(2,530)		(10,157)		(27,526)	(23,952)
Commercial and industrial	(8,159)	(3)	(4,612)		(15,360)	(2)	(23,555)	(31,134)	(1)
Consumer and other	(1,369)		(1,117)		(1,213)		(652)	(1,646)
Total charged-off loans	(17,252)		(19,657)		(34,850)		(67,543)	(62,599)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	500		285		116		343	-
Consumer real estate - Mortgage	1,209		818		495		377	622
Construction and land development	1,464		1,155		1,530		2,618	139
Commercial and industrial	4,531	(2)	7,175	(1)	2,167		874	258
Consumer and other loans	244		97		144		252	297
Total recoveries of previously charged-off loans	7,948		9,530		4,452		4,464	1,316
Net charge-offs	(9,304)		(10,127)		(30,397)		(63,079)	(61,283)
Balance at end of period	67,970		$69,417		$73,975		$82,575	$91,959

Ratio of allowance for loan losses to total loans outstanding at end of period	1.64%		1.87%		2.25%		2.57%	2.58%
Ratio of net charge-offs to average loans outstanding for the period	0.24%		0.29%		0.92%		1.96%	1.71%
_________________
(1)	Includes the 2012 $5.6 million recovery of a $21.5 million loan previously charged off in 2009.
(2)	Includes the 2013 $2.9 million recovery of a $5.2 million loan previously charged off in 2011.
(3)	Includes the 2013 $3.0 million charge off of one loan.

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

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $733.3 million and $707.2 million at December 31, 2013 and 2012, respectively. Our investment to asset ratio has decreased from 14.0% at December 31, 2012 to 13.2% at December 31, 2013.  Over the last several years we have reduced the ratio of investments to total assets and the absolute level of investment securities on our balance sheet as we have allocated more funding to loans and reduced our reliance on revenues from our investment securities. Given we believe that interest rates will increase over the next few years, we have elected to reduce our investment securities portfolio in an effort to reduce the interest rate risks from this asset class which is dominated by fixed rate securities.  By doing so, we are also reducing the impact of rising rates on our accumulated comprehensive income (loss) accounts as the concurrent devaluation of our investment securities portfolio would impact our stockholders' equity negatively during a rising rate environment.  As rates increase and the aforementioned interest rate risks reduce, we may elect to allocate more funding to our investment securities portfolio. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.

A summary of certain aspects of our investment portfolio at December 31, 2013 and 2012 follows:

	December 31,
	2013	2012
Weighted average life	5.22 years	4.77 years
Effective duration	4.61%	3.16%
Weighted average coupon	3.50%	3.88%
Tax equivalent yield	3.15%	3.26%

During 2013, we acquired approximately $237.0 million in investment securities.  As of December 31, 2013, the securities we acquired during 2013 remaining on our balance sheet had a weighted average life of 5.0 years and an effective duration of 3.5%.  The tax equivalent yield of these investment securities we acquired in 2013 was 1.6%.   These measurements are below the average measurements for our total investment securities portfolio noted in the table above.  We believe the investment securities we will acquire in 2014 will continue to have shorter average lives and less duration than the averages of those investment securities we presently own.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2013 and 2012 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2013:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$500	0.3%	$3,015	5.9%	$-	0.0%	$3,515	5.1%
Due in one year to five years	-	0.0%	10,325	0.6%	16,283	5.1%	1,635	0.8%	28,243	3.2%
Due in five years to ten years	-	0.0%	41,799	2.2%	76,893	5.9%	9,594	4.8%	128,286	4.6%
Due after ten years	-	0.0%	51,249	2.7%	52,220	5.5%	-	0.0%	103,469	4.1%
	$-	0.0%	$103,873	2.3%	$148,411	5.4%	$11,229	4.2%	263,513	4.3%
Mortgage-backed securities									412,936	2.7%
Asset-backed securities									17,007	1.4%
Total available-for sale securities									$693,456	3.3%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$317	1.6%	$-	0.0%	$317	1.6%
Due in one year to five years	-	0.0%	-	0.0%	12,097	1.7%	-	0.0%	12,097	1.7%
Due in five years to ten years	-	0.0%	-	0.0%	15,105	2.4%	-	0.0%	15,105	2.4%
Due after ten years	-	0.0%	-	0.0%	12,277	3.8%	-	0.0%	12,277	3.8%
	$-	0.0%	$-	0.0%	$39,796	2.7%	$-	0.0%	$39,796	2.7%
Mortgage-backed securities									-	0.0%
Asset-backed securities									-	0.0%
Total held-to-maturity securities									$39,796	2.7%

During 2013, approximately $40.0 million of available-for-sale securities were transferred to the held-to-maturity portfolio. The transfers of debt securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts will be amortized to interest income over the remaining life of the securities.

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2012:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$-	0.0%	$3,348	3.6%	$1,176	3.0%	$4,524	3.4%
Due in one year to five years	-	0.0%	6,057	0.6%	29,468	3.5%	615	1.5%	36,140	3.0%
Due in five years to ten years	-	0.0%	45,329	1.9%	79,010	4.1%	9,605	5.0%	133,944	3.4%
Due after ten years	-	0.0%	59,066	2.7%	79,901	4.0%	-	0.0%	138,967	3.4%
	$-	0.0%	$110,452	2.3%	$191,727	4.0%	$11,396	4.6%	313,575	3.4%
Mortgage-backed securities									375,651	3.3%
Asset-backed securities									17,352	1.4%
Total available-for-sale securities									$706,578	3.3%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$200	3.0%	$-	0.0%	$200	3.0%
Due in one year to five years	-	0.0%	-	0.0%	375	3.5%	-	0.0%	375	3.5%
Due in five years to ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Due after ten years	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
	$-	0.0%	$-	0.0%	$575	3.3%	$-	0.0%	$575	3.3%
Mortgage-backed securities									-	0.0%
Asset-backed securities									-	0.0%
Total held-to-maturity securities									$575	3.3%
_________________________
We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range. At December 31, 2013 and 2012, approximately 80% of our state and municipal securities were generally callable by the issuer.

Deposits and Other Borrowings.  We had approximately $4.015 billion of deposits at December 31, 2012 compared to $4.533 billion at December 31, 2013.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $70.5 million at December 31, 2013 and $114.7 million at December 31, 2012. Additionally, at December 31, 2013, we had borrowed $90.5 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $75.9 million at December 31, 2012.  At December 31, 2013, we had an estimated $726.0 million in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding as core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater. All other funding is deemed to be non-core. Non-core is further segmented between relationship based non-core funding and wholesale funding. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	Percent	December 31, 2012	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,167,763	24.4%	$985,689	22.9%
Interest-bearing demand accounts	870,662	18.2%	760,787	17.6%
Savings and money market accounts	1,655,087	34.5%	1,561,715	36.2%
Time deposit accounts less than $250,000	408,520	8.5%	467,013	10.8%
Total core funding	4,102,032	85.5%	3,775,204	87.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits	13,633	0.3%	-	-
Reciprocating money market accounts	309,276	6.4%	100,542	2.3%
Reciprocating time deposits (1)	32,689	0.7%	52,239	1.2%
Other time deposits	77,838	1.6%	87,204	2.0%
Securities sold under agreements to repurchase	70,465	1.5%	114,667	2.7%
Total relationship based non-core funding	503,901	10.5%	354,651	8.2%
Wholesale funding:
Public funds	-	0.0%	-	0.0%
Brokered deposits	-	0.0%	-	0.0%
Federal Home Loan Bank advances	90,637	1.9%	75,850	1.8%
Holding Company loan	16,182	0.3%	23,682	0.6%
Subordinated debt – Pinnacle Bank	-	0.0%	-	0.0%
Subordinated debt – Pinnacle Financial	82,476	1.7%	82,476	1.8%
Total wholesale funding	189,295	3.9%	182,008	4.2%
Total non-core funding	693,196	14.5%	536,659	12.4%
Totals	$4,795,228	100.0%	$4,311,863	100.0%

(1)	The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  As noted in the table above, our core funding as a percentage of total funding decreased from 87.6% at December 31, 2012 to 85.5% at December 31, 2013.  Continuing to grow our core deposit base is a key strategic objective of our firm. Our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of December 31, 2013 amounted to $519.0 million. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$108,126	0.43%
Over three but less than six months	121,965	0.43%
Over six but less than twelve months	108,321	0.58%
Over twelve months	102,797	0.95%
	441,209	0.59%
Denomination $250,000 and greater
Three months or less	17,320	0.48%
Over three but less than six months	29,634	0.47%
Over six but less than twelve months	17,427	0.64%
Over twelve months	13,459	1.56%
	77,840	0.70%
Totals	$519,049	0.60%

Subordinated debt and other borrowings.  Pinnacle Bank is a member of the FHLB Cincinnati.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At December 31, 2013, Pinnacle Bank had received advances from the FHLB totaling $90.5 million. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions. The remaining discount was $158,000 at December 31, 2013. At December 31, 2013, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted Average Interest Rates(1)

2014	$75,000	0.12%
2015	-	0.00%
2016	15,000	2.39%
2017	-	2.87%
2018	12	2.00%
Thereafter	467	2.45%
	$90,479
Weighted average interest rate		0.51%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2013.

As part of our asset liability policy, we seek to manage our interest rate risk and we utilize various strategies in order to achieve our goals. During 2013, Pinnacle Bank restructured approximately $35.0 million of FHLB advances to reduce our ongoing funding costs.  This restructuring was undertaken because the weighted average interest rate on those FHLB advances was 1.79%, significantly higher than the rate for replacement funding. Other than the interest rates, the terms of the replacement advances are similar to those of the advances restructured.  This restructuring resulted in a one-time charge of $877,000 during the first quarter of 2013.  A similar restructuring was undertaken in 2012. Approximately $60.0 million of FHLB advances were restructured to reduce the rate from 1.91% to a lower rate. A charge of $2.1 million was incurred related to this restructuring. Although we do not currently have intentions to restructure the remaining FHLB advances, if we did elect to restructure these advances we would incur a prepayment penalty of approximately $1.0 million, based on rates in effect as of February 10, 2014.

We have four wholly-owned subsidiaries that are statutory business trusts (the Trusts). We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At December 31, 2013, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at December 31, 2013
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.04%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.65%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.90%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.09%

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

On June 15, 2012, Pinnacle Financial entered into a loan agreement with an unaffiliated bank for $25 million.  Pinnacle Financial's borrowings under the Loan Agreement bear interest at rates that, at our option, can be either:

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

We are required to make quarterly principal payments of $625,000, and the loan matures on June 15, 2017. We are permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. Through December 31, 2013, we have prepaid $5.0 million of this loan. At December 31, 2013, the amount outstanding on this obligation was $16.2 million

On October 2, 2013, the Loan Agreement was amended to permit Pinnacle Financial to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such dividends.

Capital Resources. At December 31, 2013 and 2012, our stockholders' equity amounted to $723.7 million and $679.1 million, respectively. Substantially all of the increase in stockholders' equity resulted from net income from operations.

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

During the fourth quarter of 2011, Pinnacle Financial repurchased 25% of the preferred shares originally issued to the U.S. Treasury under the CPP for approximately $23.9 million. During the second quarter of 2012, Pinnacle Financial redeemed the remaining 71,250 of the preferred shares originally issued to the U.S. Treasury under the CPP for approximately $71.6 million. The accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $3,814,000 and $6,665,000 during the years ended December 31, 2012 and 2011, respectively. During the third quarter of 2012, Pinnacle Financial repurchased, for $755,000, the common stock warrants issued in connection with our participation in the CPP.  At the time of the repurchase, the warrants had a carrying value of $3.3 million, therefore, our additional paid in capital increased $2.5 million due to the difference between the initial valuation and the repurchase amount. At December 31, 2013, Pinnacle Bank's Tier 1 risk-based capital ratio was 11.3%, the total risk-based capital ratio was 12.6% and the leverage ratio was 10.5%, compared to 11.6%, 12.9% and 10.5% at December 31, 2012, respectively.  At December 31, 2013, Pinnacle Financial's Tier 1 risk-based capital ratio was 11.8%, the total risk-based capital ratio was 13.0% and the leverage ratio was 10.9%, compared to 11.8%, 13.0% and 10.6% at December 31, 2012, respectively.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to Pinnacle Financial and Pinnacle Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial expects that it will opt-out of this requirement.

Dividends.  Under Tennessee banking law, Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial which are similar to those applicable to national banks.  Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's net profits for that year plus the retained profits for the preceding two years.  As of December 31, 2013, Pinnacle Bank could pay approximately $105.8 million of dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

●	Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For changes up or down in rates from management's flat interest rate forecast over the next twelve months, limits in the decline in net interest income are as follows:

●	-10.0% for a gradual change of 400 basis points; -20.0% for an instantaneous change of 400 basis points
●	-7.5% for a gradual change of 300 basis points; -15.0% for an instantaneous change of 300 basis points
●	-5.0% for a gradual change of 200 basis points; -10.0% for an instantaneous change of 200 basis points
●	-2.5% for a gradual change of 100 basis points; -5.0% for an instantaneous change of 100 basis points

●	Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 400 basis point change in interest rates up or down, the economic value of equity should not decrease by more than 40 percent from the base case; for a 300 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent; for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 20 percent; and for a 100 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 10 percent.

At December 31, 2013, our ALCO modeling indicated that we are in compliance with the policies noted above. Our model results also indicated that our balance sheet is slightly liability sensitive to parallel shifts in interest rates in increments of 100 basis points.  The slight liability sensitivity present at the 100 bps increment level is primarily attributable to loan floors which will prevent the rise in yields on our loan portfolio from tracking the corresponding rise in deposit costs as market interest rates increase from their current low levels.  We become asset-sensitive once those rate increments reach 125 to 150 basis points as we break through interest rate floors placed on variable and floating rate loans.  Absent any other asset liability strategies, an interest rate increase of a 125 to 150 basis point level could result in slightly increased margins. Over time, we expect to reduce our slight liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

As discussed more fully in footnote 15 in the Notes to the Consolidated Financial Statements, during the second quarter of 2013, we entered into a cash flow hedge relationship to manage our future interest rate exposure. We account for derivative financial instruments in accordance with ASC 815 which requires recognition of all derivative instruments on the balance sheet as either an asset or liability measured at fair value through adjustments to either accumulated other comprehensive income within shareholders' equity or current earnings. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. Amounts of collateral posted or received have not been netted within the related derivatives.

We have prepared written hedge documentation identifying the risk management objective and designating the derivative instruments as part of a cash flow hedging relationship. This cash flow hedge transaction was designated as an ASC 815 hedge and was assessed at inception and will be assessed on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in cash flows of the hedged item. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. Cash flows from derivative contracts will be reported as operating activities on the Consolidated Statements of Cash Flows.

Liquidity Risk Management.  The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other liquidity needs.  Traditional sources of liquidity for a bank include asset maturities and growth in deposits.  A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations.  Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective.  The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position.  We currently price deposits in response to market rates and our management intends to continue this policy.  If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity.  We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions.  Our ALCO is responsible for monitoring our ongoing liquidity needs.  Bank regulatory authorities have recently placed increased emphasis on establishing minimum levels of liquidity for banking institutions, including certain liquidity ratios, and development of more sophisticated liquidity contingency funding plans.

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien.  As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies.  Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati.  At December 31, 2013, we believe we had an estimated $726.0 million in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at December 31, 2013, or during the year then ended under such agreements, although we test the availability of these accommodations annually.  Pinnacle Bank also has approximately $1.0 billion in available Federal Reserve discount window lines of credit.

At December 31, 2013, and 2012, excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will continue to represent an insignificant percentage of our total funding in 2014 as we seek to maintain a higher level of core deposits.

At December 31, 2013, we had no significant commitments for capital expenditures.  However we expect to build a new branch facility in the Knoxville MSA as well as pursue modest space expansion at our corporate headquarters in Nashville, both of which are tentatively scheduled for completion in the second half of 2014.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2013 is as follows (in thousands):

	At December 31,
	2013	2012	2011
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$70,465	$114,667	$131,591
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	75,000	25,000	115,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.20%	0.21%	0.44%
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	0.12%	0.21%	0.12%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$236,145	$153,327	$244,233
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	285,000	160,000	115,000

Average balances for the year:
Securities sold under agreements to repurchase	$113,742	$134,989	$161,845
Federal funds purchased	644	1,325	-
Federal Home Loan Bank short-term advances	62,500	96,250	31,250

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.21%	0.34%	0.69%
Federal funds purchased	0.59%	0.49%	0.94%
Federal Home Loan Bank short-term advances	0.18%	0.18%	0.12%

The following table presents additional information about our contractual obligations as of December 31, 2013, which by their terms have contractual maturity and termination dates subsequent to December 31, 2013 (in thousands):

	At December 31, 2013
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit	$370,295	$124,674	$24,044	$36	$519,049
Securities sold under agreements to repurchase	70,465	-	-	-	70,465
Federal Home Loan Bank advances	75,000	15,000	12	467	90,479
Subordinated debt(1)	-	-	-	82,476	82,476
Minimum operating lease commitments	4,202	8,282	7,871	29,017	49,372
Holding company loan(1)	2,500	13,682	-	-	16,182
Totals	$522,462	$161,638	$31,927	$111,996	$828,023

(1)        Due to the uncertainty of future interest rates on borrowings under Pinnacle Financial's holding company loan and its subordinated debentures, future interest payments on such obligations are not included in the above table.  At December 31, 2013, Pinnacle Financial had borrowings of approximately $16.2 million under the holding company loan and subordinated debentures of approximately $82.5 million outstanding. During the year ended December 31, 2013, the interest rate on the holding company loan ranged from 2.94% to 3.25% and the interest rate on the subordinated debentures issued in 2003, 2005, 2006, and 2007, respectively, ranged from 3.05% to 3.08%, 1.65% to 1.68%, 1.9% to 1.93%, and 3.10% to 3.13%, respectively. During the year ended December 31, 2013, Pinnacle Financial incurred interest expense of $673,000 on borrowings under the holding company loan and $351,000, $404,000, $980,000 and $673,000, respectively, on its subordinated debentures issued in 2003, 2005, 2006 and 2007. See Note 10. Investments in Affiliated Companies and Subordinated Debt and Note 19. Other Borrowings to Pinnacle Financial's consolidated financial statements for further information.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.  Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2017 through 2039. At December 31, 2012, our total minimum operating lease commitment was $48.1 million.

Off-Balance Sheet Arrangements.  At December 31, 2013, we had outstanding standby letters of credit of $69.1 million and unfunded loan commitments outstanding of $1.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2013, which by their terms, have contractual maturity dates subsequent to December 31, 2013 (in thousands):

	At December 31, 2013
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$615,568	$225,592	$118,903	$246,465	$1,206,528
Letters of credit	60,547	6,202	2,000	482	69,231
Totals	$676,115	$231,794	$120,903	$246,947	$1,275,759

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments.  Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2013, we had accrued $1,371,000 for the inherent risks associated with off balance sheet commitments.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of comprehensive income for the years ended December 31, 2013, 2012 and 2011, Pinnacle Financial reclassified approximately $891,000 of net losses, and net gains of $1.3 million and $584,000 out of other comprehensive income into loss on the sale of investment securities, net of tax.

Recently Issued Accounting Pronouncements

In November 2013, the FASB EITF reached a final consensus regarding accounting for investments in Qualified Affordable Housing Projects. The consensus allows investors in Low Income Housing Tax Credit (LIHTC)  programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance will be effective for interim and annual periods beginning after December 15, 2014. The consensus requires retroactive application. Pinnacle Financial does not currently have any LIHTC programs. Therefore, retroactive adoption will not impact our previously reported financial statements. Furthermore, Pinnacle Financial does not believe this consensus will have a significant impact on our financial statements.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to impact Pinnacle Financial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 26 through 51 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiaries

Consolidated Financial Statements

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pinnacle Financial Partners, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Pinnacle Financial Partners, Inc.'s internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Pinnacle Financial Partners, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting.  This report appears on page 56 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Financial Partners, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
(signed) KPMG LLP
Nashville, Tennessee
 February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited Pinnacle Financial Partners, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Nashville, Tennessee
 February 25, 2014

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2013	2012

Cash and noninterest-bearing due from banks	$79,785,004	$51,946,542
Interest-bearing due from banks	124,509,486	111,535,083
Federal funds sold and other	4,644,247	1,807,044
Cash and cash equivalents	208,938,737	165,288,669

Securities available-for-sale, at fair value	693,456,314	706,577,806
Securities held-to-maturity (fair value of $38,817,467 and $583,212 at December 31, 2013 and 2012, respectively)	39,795,649	574,863
Mortgage loans held-for-sale	12,850,339	41,194,639

Loans	4,144,493,486	3,712,162,430
Less allowance for loan losses	(67,969,693)	(69,417,437)
Loans, net	4,076,523,793	3,642,744,993

Premises and equipment, net	72,649,574	75,804,895
Other investments	33,226,195	26,962,890
Accrued interest receivable	15,406,389	14,856,615
Goodwill	243,651,006	244,040,421
Core deposits and other intangible assets	3,840,750	5,103,273
Other real estate owned	15,226,136	18,580,097
Other assets	148,210,975	98,819,455
Total assets	$5,563,775,857	$5,040,548,616
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$1,167,414,487	$985,689,460
Interest-bearing	884,294,802	760,786,247
Savings and money market accounts	1,962,714,398	1,662,256,403
Time	519,049,037	606,455,873
Total deposits	4,533,472,724	4,015,187,983
Securities sold under agreements to repurchase	70,465,326	114,667,475
Federal Home Loan Bank advances	90,637,328	75,850,390
Subordinated debt and other borrowings	98,658,292	106,158,292
Accrued interest payable	792,703	1,360,598
Other liabilities	46,041,823	48,252,519
Total liabilities	4,840,068,196	4,361,477,257
Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 35,221,941 and 34,696,597 issued and outstanding at December 31, 2013 and 2012, respectively	35,221,941	34,696,597
Common stock warrants	-	-
Additional paid-in capital	550,212,135	543,760,439
Retained earnings	142,298,199	87,386,689
Accumulated other comprehensive income, net of taxes	(4,024,614)	13,227,634
Total stockholders' equity	723,707,661	679,071,359
Total liabilities and stockholders' equity	$5,563,775,857	$5,040,548,616

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2013	2012	2011
Interest income:
Loans, including fees	$169,252,739	$160,036,709	$154,748,491
Securities:
Taxable	14,504,464	16,931,417	23,971,787
Tax-exempt	6,378,345	6,576,701	7,394,134
Federal funds sold and other	1,146,867	1,876,731	2,232,423
Total interest income	191,282,415	185,421,558	188,346,835

Interest expense:
Deposits	11,721,387	16,842,852	30,588,033
Securities sold under agreements to repurchase	238,775	455,499	1,110,078
Federal Home Loan Bank advances and other borrowings	3,423,617	5,258,749	5,184,313
Total interest expense	15,383,779	22,557,100	36,882,424
Net interest income	175,898,636	162,864,458	151,464,411
Provision for loan losses	7,856,522	5,568,830	21,797,613
Net interest income after provision for loan losses	168,042,114	157,295,628	129,666,798

Noninterest income:
Service charges on deposit accounts	10,557,528	9,917,754	9,244,165
Investment services	8,038,425	6,984,970	6,246,414
Insurance sales commissions	4,537,150	4,461,404	3,999,153
Gains on mortgage loans sold, net	6,243,411	6,698,618	4,155,137
Investment gains (losses) on sales and impairments, net	(1,466,475)	2,150,605	960,763
Trust fees	3,747,241	3,195,950	2,999,731
Other noninterest income	15,446,298	9,987,335	10,334,847
Total noninterest income	47,103,578	43,396,636	37,940,210

Noninterest expense:
Salaries and employee benefits	82,646,967	78,056,564	74,424,851
Equipment and occupancy	21,273,454	20,420,333	19,986,976
Other real estate expense	3,113,046	11,544,067	17,431,926
Marketing and other business development	3,638,941	3,635,810	3,303,151
Postage and supplies	2,249,950	2,379,730	2,120,722
Amortization of intangibles	1,262,524	2,738,994	2,862,837
Other noninterest expense	15,076,332	19,389,368	18,976,865
Total noninterest expense	129,261,214	138,164,866	139,107,328
Income before income taxes	85,884,478	62,527,398	28,499,680
Income tax expense (benefit)	28,158,277	20,643,517	(15,237,687)
Net income	57,726,201	41,883,881	43,737,367
Preferred stock dividends	-	1,660,868	4,606,493
Accretion on preferred stock discount	-	2,153,172	2,058,146
Net income available to common stockholders	$57,726,201	$38,069,841	$37,072,728

Per share information:
Basic net income per common share available to common stockholders	$1.69	$1.12	$1.11
Diluted net income per common share available to common stockholders	$1.67	$1.10	$1.09
Weighted average common shares outstanding:
Basic	34,200,770	33,899,667	33,420,015
Diluted	34,509,261	34,487,808	34,060,228

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
Net income:	$57,726,201	$41,883,881	$43,737,367
Other comprehensive income, net of tax:
(Decrease) increase in net gains on securities available-for-sale, net of deferred tax expense (benefit)	(22,156,995)	(2,798,700)	12,292,513
Increase in fair value of forward cash flow hedge, net of tax expense	4,013,570	-	-
Net losses (gains) on sale of investment securities reclassified out of other comprehensive income into net income, net of tax	891,177	(1,306,923)	(583,856)
Total comprehensive income	$40,473,953	$37,778,258	$55,446,024

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the each of the years in the three-year period ended December 31, 2013

		Common Stock
	Preferred Stock Amount	Shares	Amount	Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances, December 31, 2010	$90,788,682	33,870,380	$33,870,380	$3,348,402	$530,829,019	$12,996,202	$5,624,600	$677,457,285
Exercise of employee common stock options, stock appreciation rights, common
stock warrants and related tax benefits	-	163,829	163,829	-	1,014,653	-	-	1,178,482
Repurchase of preferred stock	(23,750,000)	-	-	-	-	-	-	(23,750,000)
Issuance of restricted common shares, net of forfeitures	-	299,715	299,715	-	(299,715)	-	-	-
Issuance of salary stock units	-	54,526	54,526	-	722,292	-	-	776,818
Restricted shares withheld for taxes	-	(33,490)	(33,490)	-	(474,448)	-	-	(507,938)
Compensation expense for restricted shares	-	-	-	-	3,239,677	-	-	3,239,677
Compensation expense for stock options	-	-	-	-	1,196,059	-	-	1,196,059
Accretion on preferred stock discount	2,058,146	-	-	-	-	(2,058,146)	-	-
Preferred dividends paid	-	-	-	-	-	(4,891,839)	-	(4,891,839)
Net income	-	-	-	-	-	43,737,367	-	43,737,367
Other comprehensive income	-	-	-	-	-	-	11,708,657	11,708,657
Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock options, stock appreciation rights, common
stock warrants and related tax benefits	-	245,229	245,229	-	1,455,969	-	-	1,701,198
Repurchase of preferred stock	(71,250,000)	-	-		-			(71,250,000)
Issuance of restricted common shares, net of forfeitures	-	102,119	102,119	-	(102,119)	-	-	-
Issuance of salary stock units	-	57,508	57,508	-	942,565	-	-	1,000,073
Restricted shares withheld for taxes	-	(63,219)	(63,219)	-	(1,021,409)	-	-	(1,084,628)
Compensation expense for restricted shares	-	-	-	-	3,270,028	-	-	3,270,028
Compensation expense for stock options	-	-	-	-	394,466	-	-	394,466
Cancellation of outstanding warrants	-	-	-	(3,348,402)	2,593,402	-	-	(755,000)
Accretion on preferred stock discount	2,153,172	-	-	-	-	(2,153,172)	-	-
Preferred dividends paid	-	-	-	-	-	(2,127,604)	-	(2,127,604)
Net income	-	-	-	-	-	41,883,881	-	41,883,881
Other comprehensive loss	-	-	-	-	-	-	(4,105,623)	(4,105,623)
Balances, December 31, 2012	$-	34,696,597	$34,696,597	$-	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock options, stock appreciation rights, common
stock warrants and related tax benefits	-	280,008	280,008	-	3,961,042	-	-	4,241,050
Issuance of restricted common shares, net of forfeitures	-	303,111	303,111	-	(303,111)	-	-	-
Restricted shares withheld for taxes	-	(57,775)	(57,775)	-	(1,288,367)	-	-	(1,346,142)
Compensation expense for restricted shares	-	-	-	-	4,069,662	-	-	4,069,662
Compensation expense for stock options	-	-	-	-	12,470	-	-	12,470
Common dividends paid	-	-	-	-	-	(2,814,691)	-	(2,814,691)
Net income	-	-	-	-	-	57,726,201	-	57,726,201
Other comprehensive loss	-	-	-	-	-	-	(17,252,248)	(17,252,248)
Balances, December 31, 2013	$-	35,221,941	$35,221,941	$-	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012	2011
Operating activities:
Net income	$57,726,201	$41,883,881	$43,737,367
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	4,438,303	7,291,775	7,702,123
Depreciation and amortization	9,245,876	10,207,638	10,950,434
Provision for loan losses	7,856,522	5,568,830	21,797,613
Investment gains (losses) on sales and impairments, net	1,466,475	(2,150,605)	(960,763)
Gain on mortgage loans sold, net	(6,243,411)	(6,698,618)	(4,155,137)
Stock-based compensation expense	4,082,132	4,414,452	5,018,294
Deferred tax expense (benefit)	1,841,044	1,547,626	(23,395,052)
Losses on disposition of other real estate and other investments	3,103,008	9,608,358	14,081,857
Excess tax benefit from stock compensation	(389,415)	(36,071)	(13,819)
Mortgage loans held for sale:
Loans originated	(385,173,288)	(486,930,709)	(394,020,876)
Loans sold	419,761,000	487,798,601	378,996,474
Decrease in other assets	11,567,952	36,400,237	42,346,579
(Decrease) increase in other liabilities	(2,847,047)	5,372,270	11,004,661
Net cash provided by operating activities	126,435,352	114,277,665	113,089,755

Investing activities:
Activities in securities available-for-sale:
Purchases	(233,887,505)	(222,831,813)	(268,141,975)
Sales	23,439,144	188,586,154	166,415,738
Maturities, prepayments and calls	143,322,733	210,732,980	233,622,196
Activities in securities held-to-maturity:
Purchases	(3,496,186)	-	-
Sales	-	-	-
Maturities, prepayments and calls	3,623,800	1,755,000	1,975,000
Increase in loans, net	(447,907,395)	(440,508,548)	(144,581,478)
Purchases of premises and equipment and software	(5,293,919)	(5,864,452)	(2,031,265)
Purchase of bank owned life insurance	(38,352,344)	-	-
(Increase) decrease in other investments	(6,141,232)	17,743,227	(407,504)
Net cash used in investing activities	(564,692,904)	(250,387,452)	(13,149,288)

Financing activities:
Net increase (decrease) in deposits	518,284,740	360,848,517	(178,660,721)
Net decrease in repurchase agreements	(44,202,149)	(16,923,937)	(14,702,967)
Advances from Federal Home Loan Bank:
Issuances	600,000,000	520,000,000	215,000,000
Payments	(585,144,603)	(670,141,606)	(110,236,705)
Net (decrease) increase in subordinated debt and other borrowings	(7,500,000)	8,682,292	-
Repurchase of common stock warrants	-	(755,000)	-
Exercise of common stock options and stock appreciation rights	2,894,908	866,683	864,805
Excess tax benefit from stock compensation	389,415	36,071	13,819
Preferred stock dividends paid	-	(2,127,604)	(4,891,839)
Repurchase of preferred shares outstanding	-	(71,250,000)	(23,750,000)
Common stock dividends paid	(2,814,691)	-	-
Net cash provided by (used in) financing activities	481,907,620	129,235,416	(116,363,608)
Net increase (decrease) in cash and cash equivalents	43,650,068	(6,874,371)	(16,423,141)
Cash and cash equivalents, beginning of year	165,288,669	172,163,040	188,586,181
Cash and cash equivalents, end of year	$208,938,737	$165,288,669	$172,163,040

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets, the valuation of other real estate owned and the valuation of deferred tax assets.

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial has $3.8 million and $5.1 million of long-lived amortizing intangibles at December 31, 2013 and 2012, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date for Pinnacle Financial is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds fair value.

The Accounting Standards Codification (ASC) 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. Pinnacle Financial performed our annual assessment as of September 30, 2013. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial's reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should Pinnacle Financial's common stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.  Pinnacle Financial has $243.7 million of goodwill related to the acquisition of Cavalry Bancorp, Inc. and Mid America Bancshares, Inc. in 2006 and 2007, respectively.

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2013 as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
	2013	2012	2011
Cash Payments:
Interest	$16,020,132	$23,506,632	$39,991,746
Income taxes paid	27,150,000	10,249,106	3,988,414
Noncash Transactions:
Loans charged-off to the allowance for loan losses	17,252,736	19,657,061	34,849,910
Loans foreclosed upon with repossessions transferred to other real estate	4,630,251	9,052,792	34,580,351
Available-for-sale securities transferred to held-to-maturity portfolio	39,959,647	-	-

Securities — Securities are classified based on management's intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.

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

Other-than-temporary Impairment — A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security.  To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than-temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established.  If management concludes that a decline in fair value of a security is temporary and, a full recovery of principal and interest is expected and it is not more-likely-than-not that it will be required to sell the security before recovery of their amortized cost basis, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Resultantly, other-than-temporary charges may be incurred as management's intention related to a particular security changes.
The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. There is also a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and or recovery changes.
Mortgage loans held-for-sale — Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and sales proceeds have been received and are reflected in the accompanying consolidated statement of operations in gains on mortgage loans sold, net of related costs such as compensation expenses.  Pinnacle Financial does not securitize mortgage loans and does not retain the servicing for loans sold.

Loans — Pinnacle Financial has five loan segments for financial reporting purposes: commercial, commercial real estate, construction and development, consumer and consumer real estate.  The appropriate classification is determined based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2013 and 2012, net deferred loan fees of $993,000 and $1,000,000 respectively, were included in loans on the accompanying consolidated balance sheets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by Pinnacle Bank's primary federal regulator. At December 31, 2013, approximately 74% of our loan portfolio was assigned a specifically assigned risk rating in the allowance for loan loss assessment. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogenous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which generally is the case but is not limited to when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current interest income.  Interest income is subsequently recognized only if certain cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  A nonaccrual loan is returned to accruing status once the loan has been brought current as to principal and interest and collection is reasonably assured or the loan has been "well-secured" through other techniques.

All loans that are placed on nonaccrual status are further analyzed to determine if they should be classified as impaired loans.  At December 31, 2013, there were no loans classified as nonaccrual that were not also deemed to be impaired. A loan is considered to be impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower's financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc.).

Loans are charged off when management believes that the full collectability of the loan is unlikely.  As such, a loan may be partially charged-off after a "confirming event" has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

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

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process.  We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. We incorporate relevant loan review results in the loan impairment determination. In addition, regulatory agencies, as an integral part of their examination process, will periodically review Pinnacle Financial's allowance for loan losses and may require Pinnacle Financial to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.  Each risk rating is also subject to review by our independent loan review department.  Currently, our independent loan review department targets reviews of a significant portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans, loans assigned to a particular lending officer and/or loan types in certain geographies.

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

All of the above factors are utilized in the determination of the allowance for loan losses which is composed of the results of two distinct impairment analyses pursuant to the provisions of both ASC 450-20 and ASC 310-10-35 as discussed below.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 450-20, Loss Contingencies — The ASC 450-20 component of the allowance for loan losses begins with a process of estimating the probable losses based on our internal system of risk ratings and historical loss data for Pinnacle Bank's risk rated portfolio.  Prior to 2010, because of limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, Pinnacle Bank incorporated the results of its own historical migration analysis of all loans that were charged-off during the prior eight quarters going back to the second quarter of 2009.  Subsequently, Pinnacle Bank increased its look-back period each quarter to include the most recent quarter's loss history for a total of 19 quarters as of December 31, 2013. Pinnacle Bank will continue to increase its look-back period to incorporate twenty quarters of loss history in 2014.   In this current economic environment, we believe the extension of our look-back period in our migration analysis has been appropriate due to the risks inherent in our loan portfolio.  Absent the previous extensions to Pinnacle Bank's look-back period, the early cycle periods in which we experienced significant losses would have been excluded from the determination of the allowance for loan losses as of December 31, 2013.

This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in the portfolio. The results of the migration analysis are then compared to other industry factors to determine the loss allocation rates for the risk rated loan portfolios. The loss allocation rates from the migration analysis and the industry loss factors are annually weighted 75% to 25%, respectively, to determine a weighted average loss allocation rate for these portfolios.

The allowance allocation for non risk-rated portfolios is based on consideration of actual internal historical loss rates and industry loss rates for those particular segments. Non risk-rated loans are evaluated as a group by category rather than on an individual loan basis because these loans are smaller and homogeneous.  The internally and externally-based allocation methodologies for the non risk-rated loan portfolio are weighted to determine a weighted average loss allocation rate for these portfolios.

The estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.  The environmental factors accounted for approximately 19.9% of the allocated allowance for loan losses under ASC 450-20 at December 31, 2013 compared to 18.6% at December 31, 2012.

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

ASC 310-10-35, Receivables — The ASC 310-10-35 component of the allowance for loan loss is the allowance for nonaccrual loans and troubled debt restructurings.  Generally, loans with an identified weakness and principal balance of $250,000 or more are subject to an individual determination of the amount of impairment that exists for a particular loan. The amount of the impairment is measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans or any loan with a confirming event, the excess is charged off.   Changes to the valuation allowance are recorded as a component of the provision for loan losses.  Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses.

For nonaccrual loans and troubled debt restructurings less than $250,000, Pinnacle Financial assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $250,000.  In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements.  At December 31, 2013, the principal balance of these small impaired loans was $5.8 million, which represented 15.2% of all impaired loans.  At December 31, 2012, the principal balance of these small impaired loans was $5.0 million, which represented 9.9% of all impaired loans.

  Recently Adopted Accounting Pronouncements —  In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of comprehensive income for the years ended December 31, 2013, 2012 and 2011, Pinnacle Financial reclassified approximately $891,000 of net losses, and net gains of $1.3 million and $584,000 out of other comprehensive income into investment gains (losses) on sales and impairments, net of tax.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered or in the case of a loan participation, a portion of the asset has been surrendered and meets the definition of a "participating interest". Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Pinnacle Financial, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Pinnacle Financial does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty years.

Pinnacle Bank is the lessee with respect to several office locations.  All such leases are being accounted for as operating leases within the accompanying consolidated financial statements.  Several of these leases include rent escalation clauses.  Pinnacle Bank expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2013, the deferred liability associated with these escalating rentals was approximately $2,234,000 and is included in other liabilities in the accompanying consolidated balance sheets.

Other Investments — Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2013 and 2012, the cost of these investments was $16,103,000 and $14,176,000, respectively.  Pinnacle Financial determined that cost approximates the fair value of these investments.  Additionally, Pinnacle Financial has recorded certain other equity investments in other entities, at fair value, of $6,701,000 and $4,214,000 at December 31, 2013 and 2012, respectively. During 2013 and 2012, Pinnacle Financial recorded net gains of $122,000 and net losses of $70,000, respectively, due to changes in the fair value of these investments.  As more fully described in footnote 10, Pinnacle Financial has an investment in four Trusts valued at $2,476,000 as of December 31, 2013 and 2012. The Trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the Trusts. Also, as part of our compliance with the Community Reinvestment Act, we had investments in low income housing entities totaling $7,945,000 and $6,096,000, net, as of December 31, 2013 and 2012, respectively. These investments are reflected in the accompanying consolidated balance sheets in other investments.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral.  Upon its acquisition by Pinnacle Bank, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance is recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments and expenses to maintain OREO are determined on a specific property basis and are included as a component of noninterest expense.  Net gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.

Included in the accompanying consolidated balance sheet at December 31, 2013 is $20,913,000 of OREO with related property-specific valuation allowances of $5,687,000. At December 31, 2012, OREO totaled $26,793,000 with related property-specific valuation allowances of $8,213,000.  During the years ended December 31, 2013, 2012 and 2011, Pinnacle Financial incurred $3,113,000, $11,544,000, and $17,432,000, respectively, of foreclosed real estate expense, of which $2,014,000, $9,470,000, and $12,806,000 were realized losses on dispositions and holding losses on valuations of OREO properties during 2013, 2012 and 2011, respectively.

Other Assets — Included in other assets as of December 31, 2013 and 2012, is approximately $2,748,000 and $1,336,000, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2013, 2012, and 2011, Pinnacle Financial's amortization expense was approximately $937,000, $901,000, and $818,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain directors, including policies that were acquired in its merger with Cavalry.   Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2013 and 2012, the aggregate cash surrender value of these policies was $90,271,000 and $49,802,000, respectively. Noninterest income related to these policies was $2,116,000, $919,000, and $1,159,000, during the years ended December 31, 2013, 2012 and 2011, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2011, 2012 and 2013.  At December 31, 2012, Pinnacle Financial had approximately $4.1 million in pre-paid deposit insurance that was included in other assets in the accompanying consolidated balance sheet and that was subsequently applied to FDIC assessment periods. During 2013, the remaining prepaid was credited to Pinnacle Financial.

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

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs.  Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with large U.S. financial institutions in order to minimize the risk to Pinnacle Financial.  These swaps are derivatives, but are not designated as hedging instruments.

Pinnacle Financial also has a forward cash flow hedge relationship to manage our future interest rate exposure.  This derivative contract has been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income.  Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges.  The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

For designated hedging relationships, Pinnacle Financial performs retrospective and prospective effectiveness testing using quantitative methods and does not assume perfect effectiveness through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in accumulated other comprehensive income (AOCI) and will be reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.

Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated.

Securities Sold Under Agreements to Repurchase — Pinnacle Financial routinely sells securities to certain treasury management customers and then repurchases these securities the next day.  Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.

Income Taxes — ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of December 31, 2013, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2013.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS for the years ended December 31, 2010 through 2013 and the state of Tennessee for the years ended December 31, 2010 through 2013.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions. Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Income Per Common Share — Basic net income  per share available to common stockholders (EPS) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, warrants, restricted share awards, and restricted share unit awards. The dilutive effect of outstanding options, common stock appreciation rights, warrants, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

As of December 31, 2013, there were approximately 997,000 stock options and 5,500 stock appreciation rights outstanding to purchase common shares.  As of December 31, 2013 and 2012, Pinnacle Financial had no outstanding warrants to purchase common shares.  For the year ended December 31, 2013 and 2012, respectively, approximately 308,000 and 588,000 of dilutive stock options, dilutive restricted shares, restricted share units and stock appreciation rights and warrants were included in the diluted earnings per share calculation under the treasury stock method. For the year ended December 31, 2013 and 2012, there were common stock options of 694,500 and 730,300, respectively outstanding which were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations below.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2013:

	2013	2012	2011
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$57,726,201	$38,069,841	$37,072,728

Denominator – Weighted average common shares outstanding	34,200,770	33,899,667	33,420,015
Basic net income per common share available to common stockholders	$1.69	$1.12	$1.11

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	$57,726,201	$38,069,841	$37,072,728

Denominator – Weighted average common shares outstanding	34,200,770	33,899,667	33,420,015
Dilutive shares contingently issuable	308,491	588,141	640,213
Weighted average diluted common shares outstanding	34,509,261	34,487,808	34,060,228
Diluted net income per common share available to common stockholders	$1.67	$1.10	$1.09

Stock-Based Compensation — Stock-based compensation expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC 718-20 Compensation – Stock Compensation Awards Classified as Equity requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award.   For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial's other comprehensive income (loss) consists of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains on derivative hedging relationships.

Fair Value Measurement — ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and established required disclosures about fair value measurements.  ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and increases the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date).  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

   Subsequent Events - ASC Topic 855, Subsequent Events, established general standards of accounting for an disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2013, through the date of the issued financial statements. During this period there were no material recognizable subsequent events that required recognition or disclosures in the December 31, 2013 financial statements.

Note 2.  Acquisitions and Intangibles

Acquisition – Mid-America Bancshares, Inc.  On November 30, 2007, we consummated a merger with Mid-America Bancshares, Inc. (Mid-America), a two-bank holding company located in Nashville, Tennessee. Pinnacle Financial recognized $9.4 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the years ended December 31, 2013, 2012, and 2011 approximately $896,000, $987,000, and $1,026,000, respectively, was recognized in the accompanying consolidated statement of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $700,000 to $860,000 per year for the next four years.

Acquisition – Cavalry Bancorp, Inc.  On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pinnacle Financial recognized $13.2 million as a core deposit intangible.  This identified intangible was being amortized over seven years using an accelerated method which anticipated the life of the underlying deposits to which the intangible is attributable.  For the years ended December 31, 2013, 2012 and 2011 approximately $273,000, $1.6 million, and $1.7 million, respectively, was recognized in the accompanying consolidated statements of operations as amortization of intangibles.  This intangible was fully amortized during the year ended December 31, 2013.

Acquisition - Beach & Gentry. During the third quarter of 2008, Pinnacle Bank acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry).  Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle Bank, also located in Murfreesboro. In connection with this acquisition, Pinnacle Financial recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $97,000, $103,000, and $109,000, respectively, during the years ended December 31, 2013, 2012 and 2011.

Note 3. Participation in U.S. Treasury Capital Purchase Program (CPP)

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

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2013 and 2012, the average daily balance maintained at the Federal Reserve was approximately $108,765,000 and $107,609,000, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2013 and 2012 are summarized as follows (in thousands):

December 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S Treasury Securities	$-	$-	$-	$-
U.S. Government agency securities	117,282	13	13,422	103,873
Mortgage-backed securities	411,967	9,771	8,802	412,936
State and municipal securities	143,763	5,504	856	148,411
Asset-backed securities	17,262	-	255	17,007
Corporate notes	10,218	1,018	7	11,229
	$700,492	$16,306	$23,342	$693,456
Securities held-to-maturity:
State and municipal securities	39,796	72	1,051	38,817
	$39,796	$72	$1,051	$38,817
December 31, 2012:
Securities available-for-sale:
U.S Treasury Securities	$-	$-	$-	$-
U.S. Government agency securities	110,817	49	414	110,452
Mortgage-backed securities	360,504	15,770	623	375,651
State and municipal securities	177,364	14,489	126	191,727
Asset-backed securities	17,361	-	9	17,352
Corporate notes	9,881	1,519	4	11,396
	$675,927	$31,827	$1,176	$706,578
Securities held-to-maturity:
State and municipal securities	575	8	-	583
	$575,000	$8,000	$-	$583

At December 31, 2013, approximately $592.0 million of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

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

The amortized cost and fair value of debt securities as of December 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,480	$3,516	$318	$316
Due in one year to five years	27,583	28,243	12,097	12,113
Due in five years to ten years	129,017	128,285	15,105	14,640
Due after ten years	111,004	103,470	12,276	11,748
Mortgage-backed securities	412,146	412,936	-	-
Asset-backed securities	17,262	17,006	-	-
	$700,492	$693,456	$39,796	$38,817

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2013:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	8,742	22	92,869	13,400	101,611	13,422
Mortgage-backed securities	157,262	3,913	42,903	4,889	200,165	8,802
State and municipal securities	46,282	1,351	3,798	555	50,080	1,906
Asset-backed securities	-	-	17,006	255	17,006	255
Corporate notes	946	6	159	2	1,105	8
Total temporarily-impaired securities	$213,232	$5,292	$156,735	$19,101	$369,967	$24,393

At December 31, 2012:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	78,899	414	-	-	78,899	414
Mortgage-backed securities	40,988	623	-	-	40,988	623
State and municipal securities	5,179	126	-	-	5,179	126
Asset-backed securities	17,353	9	-	-	17,353	9
Corporate notes	162	4	-	-	162	4
Total temporarily-impaired securities	$142,581	$1,176	$-	$-	$142,581	$1,176

The applicable date for determining when securities are in an unrealized loss position is December 31, 2013 and 2012.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2013 and 2012, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the table above, at December 31, 2013 and 2012, Pinnacle Financial had unrealized losses of $24.4 million and $1.2 million on $213.2 million and $142.6 million, respectively, of available-for-sale securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

During the year ended December 31, 2013, Pinnacle Financial sold available-for-sale securities with a fair market value of $23.4 million and realized a loss of $1.5 million.  Pinnacle Financial recorded the other-than-temporary-impairment charge in the quarter prior to the sale as a result of a change in management's intention to sell these specific securities at a loss pursuant to our asset/liability strategy.

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

Note 6.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Pinnacle Financial uses five loan categories: commercial real estate mortgage, consumer real estate mortgage, construction and land development, commercial and industrial, consumer and other.

●
Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate—mortgage also includes owner occupied commercial real estate which shares a similar risk profile to our commercial and industrial loan products.

●	Consumer real estate-mortgage consists primarily of loans secured by 1-4 residential properties including home equity lines of credit.
●
Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

●	Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.
●
Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification.  Examples of consumer and other loans are automobile loans, credit cards and loans to finance education, among others.

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pass-rated loans include five distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary regulators.  At December 31, 2013, approximately 74% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer. At least annually, our credit policy requires that every risk rated loan of $500,000 or more be subject to a formal credit risk review process. Each loan grade is also subject to review by our independent loan review department.  Currently, our independent loan review department reviews a significant portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

The following table presents our loan balances by primary loan classification and the amount within each risk rating category. Pass-rated loans include all credits other than those included in special mention, substandard, substandard-nonaccrual and doubtful-nonaccrual which are defined as follows:

●	Special mention loans have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial's credit position at some future date.
●	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize collection of the debt. Substandard loans are characterized by the distinct possibility that Pinnacle Financial will sustain some loss if the deficiencies are not corrected.
●	Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.
●	Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2013 and 2012 (in thousands):

December 31, 2013	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans:
Pass	$1,332,387	$670,412	$275,876	$1,557,923	$143,032	$3,979,630
Special Mention	8,282	1,824	31,835	20,065	-	62,006
Substandard (1)	20,296	14,107	7,297	23,174	154	65,028
Total	1,360,965	686,343	315,008	1,601,162	143,186	4,106,664
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	9,017	5,289	1,070	2,565	242	18,183
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccruing loans	9,017	5,289	1,070	2,565	242	18,183
Troubled debt restructurings(2)
Pass	2,564	1,666	113	320	276	4,939
Special Mention	-	-	-	-	-	-
Substandard	10,889	2,318	-	1,500	-	14,707
Total troubled debt restructurings	13,453	3,984	113	1,820	276	19,646
Total impaired loans	22,470	9,273	1,183	4,385	518	37,829
Total loans	$1,383,435	$695,616	$316,191	$1,605,547	$143,704	$4,144,493

December 31, 2012	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans:
Pass	$1,093,628	$649,571	$259,878	$1,390,207	$93,712	$3,486,996
Special Mention	12,670	4,242	29,472	23,133	-	69,517
Substandard (1)	42,343	13,896	19,622	29,513	-	105,374
Total	1,148,641	667,709	308,972	1,442,853	93,712	3,661,887
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	9,290	5,877	4,509	3,035	79	22,790
Doubtful-nonaccrual	1	29	-	3	-	33
Total nonaccruing loans	9,291	5,906	4,509	3,038	79	22,823
Troubled debt restructurings(2)
Pass	4,705	3,623	71	502	119	9,020
Special Mention	-	-	-	-	-	-
Substandard	15,559	2,688	-	185	-	18,432
Total troubled debt restructurings	20,264	6,311	71	687	119	27,452
Total impaired loans	29,555	12,217	4,580	3,725	198	50,275
Total loans	$1,178,196	$679,926	$313,552	$1,446,578	$93,910	$3,712,162

(1)	Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $65.0 million at December 31, 2013, compared to $105.4 million at December 31, 2012.
(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $18.2 million and $22.8 million at December 31, 2013 and 2012, respectively, and are included in the table above.  For the twelve months ended December 31, 2013, the average balance of nonaccrual loans was $21.5 million as compared to $38.4 million for the twelve months ended December 31, 2012.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccruing loans been on accruing status, interest income would have been higher by $375,000, $1.4 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following tables detail the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at December 31, 2013, 2012 and 2011 by loan classification and the amount of interest income recognized on a cash basis throughout the year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At December 31, 2013			For the year ended December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$7,035	$7,481	$-	$6,522	$-
Consumer real estate – mortgage	2,162	2,209	-	2,234	-
Construction and land development	545	545	-	938	-
Commercial and industrial	1,828	1,901	-	3,911	-
Consumer and other	-	-	-	-	-
Total	$11,570	$12,136	$-	$13,605	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,982	$2,166	$142	$2,448	$-
Consumer real estate – mortgage	3,127	3,334	722	3,405	-
Construction and land development	525	609	33	568	-
Commercial and industrial	737	1,029	218	1,216	-
Consumer and other	242	252	72	242	-
Total	$6,613	$7,390	$1,187	$7,879	$-

Total Nonaccrual Loans	$18,183	$19,526	$1,187	$21,484	$-

	At December 31, 2012			For the year ended December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,740	$11,187	$-	$11,194	$-
Consumer real estate – mortgage	3,641	6,394	-	6,394	-
Construction and land development	1,546	2,062	-	2,063	-
Commercial and industrial	1,547	1,761	-	1,896	-
Consumer and other	-	-	-	-	-
Total	$15,474	$21,404	$-	$21,547	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$551	$1,841	$154	$3,228	$-
Consumer real estate – mortgage	2,265	4,473	573	5,828	-
Construction and land development	2,963	4,701	201	5,102	-
Commercial and industrial	1,491	2,459	814	2,528	-
Consumer and other	79	179	22	180	-
Total	$7,349	$13,653	$1,764	$16,866	$-

Total Nonaccrual Loans	$22,823	$35,057	$1,764	$38,413	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2011			For the year ended December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$9,345	$12,099	$-	$12,450	$5
Consumer real estate – mortgage	9,248	9,961	-	10,140	-
Construction and land development	6,917	9,093	-	9,288	37
Commercial and industrial	3,036	3,546	-	3,689	-
Consumer and other	-	-	-	-	-
Total	$28,546	$34,699	$-	$35,567	$42

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$617	$661	$57	$792	$-
Consumer real estate – mortgage	3,239	4,902	301	5,005	-
Construction and land development	6,048	6,822	1,264	7,074	-
Commercial and industrial	8,854	11,041	2,767	11,497	-
Consumer and other	551	856	51	857	-
Total	$19,309	$24,282	$4,440	$25,225	$-

Total Nonaccrual Loans	$47,855	$58,981	$4,440	$60,792	$42

(1)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the years ended December 31, 2013 and 2012 and $42,000 of interest income during the year ended December 31, 2011.

At December 31, 2013 and 2012, there were $19.6 million and $27.5 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring by loan classification made during the year ended December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	4	$11,539	$10,022
Consumer real estate – mortgage	1	500	427	4	834	718
Construction and land development	1	56	49	-	-	-
Commercial and industrial	2	1,750	1,535	-	-	-
Consumer and other	2	277	243	1	36	31
	6	$2,583	$2,254	9	$12,409	$10,771

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    During the year ended December 31, 2013, one consumer loan totaling $480,000 which was previously classified as a troubled debt restructuring subsequently defaulted within twelve months of restructuring.  During the year ended December 31, 2012, two commercial real estate loans totaling $3.2 million, eight commercial and industrial loans totaling $476,000 and two consumer loans totaling $153,000 which were previously classified as troubled debt restructurings subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract. A default is defined as an occurrence which violates the terms of the receivable's contract.

    In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2013 with the comparative exposures for December 31, 2012 (in thousands):

	At December 31, 2013
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2012

Lessors of nonresidential buildings	$471,978	$43,262	$515,240	$440,237
Lessors of residential buildings	242,029	28,744	270,773	215,899

    The table below presents past due balances at December 31, 2013 and 2012, by loan classification and segment allocated between performing and nonperforming status (in thousands):

December 31, 2013	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Nonperforming(1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$2,534	$-	$2,534	$7,750	$669,014	$679,298
All other	27	2,232	2,259	1,267	700,611	704,137
Consumer real estate – mortgage	2,215	-	2,215	5,289	688,112	695,616
Construction and land development	4,839	-	4,839	1,070	310,282	316,191
Commercial and industrial	1,847	825	2,672	2,565	1,600,310	1,605,547
Consumer and other	1,488	289	1,777	242	141,685	143,704
	$12,950	$3,346	$16,296	$18,183	$4,110,014	$4,144,493

December 31, 2012
Commercial real estate:
Owner-occupied	$462	$-	$462	$8,091	$585,848	$594,401
All other	41	-	41	1,200	582,554	583,795
Consumer real estate – mortgage	3,870	-	3,870	5,906	670,150	679,926
Construction and land development	3,511	-	3,511	4,509	305,532	313,552
Commercial and industrial	2,549	-	2,549	3,038	1,440,991	1,446,578
Consumer and other	444	-	444	79	93,387	93,910
	$10,877	$-	$10,877	$22,823	$3,678,462	$3,712,162

(1)	Approximately $10.9 million and $9.4 million of nonaccrual loans as of December 31, 2013 and 2012, respectively, are currently performing pursuant to their contractual terms.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the allowance allocation by loan classification for accruing and nonperforming loans at December 31, 2013 and 2012 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Commercial real estate –mortgage	$19,298	$16,642	$142	$154	$1,932	$2,838	$21,372	$19,634
Consumer real estate – mortgage	7,090	7,336	722	573	543	853	8,355	8,762
Construction and land development	7,186	8,953	33	201	16	10	7,235	9,164
Commercial and industrial	24,660	23,829	218	814	256	95	25,134	24,738
Consumer and other	1,521	1,055	72	22	39	17	1,632	1,094
Unallocated	-	-	-	-	-	-	4,242	6,025
	$59,755	$57,815	$1,187	$1,764	$2,786	$3,813	$67,970	$69,417

(1)	Troubled debt restructurings of $19.6 million and $27.5 million as of December 31, 2013 and 2012, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2011 to December 31, 2012 to December 31, 2013 by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total

Balances, December 31, 2010	$19,252	$9,898	$19,122	$21,426	$1,874	$11,003	$82,575
Charged-off loans	(3,044)	(5,076)	(10,157)	(15,360)	(1,213)	-	(34,850)
Recovery of previously charged-off loans	116	495	1,530	2,167	144	-	4,452
Provision for loan losses	7,073	4,985	1,545	12,556	320	(4,681)	21,798
Balances, December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(4,667)	(6,731)	(2,530)	(4,612)	(1,117)	-	(19,657)
Recovery of previously charged-off loans	285	818	1,155	7,175	97	-	9,530
Provision for loan losses	619	4,373	(1,501)	1,386	989	(297)	5,569
Balances, December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(4,123)	(2,250)	(1,351)	(8,159)	(1,369)	-	(17,252)
Recovery of previously charged-off loans	500	1,209	1,464	4,531	244	-	7,948
Provision for loan losses	5,361	634	(2,042)	4,024	1,663	(1,783)	7,857
Balances, December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter.  The level of the allowance is based upon evaluation of the loan portfolio, historical loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

At December 31, 2013, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $11.2 million to current directors, executive officers, and their related entities, of which $8.9 million had been drawn upon.  At December 31, 2012, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $8.8 million to directors, executive officers, and their related entities, of which approximately $8.1 million had been drawn upon.  These loans and extensions of credit were made on substantially the same terms customary for other persons similarly situated for the type of loan involved.   None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2013 or 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential Lending

At December 31, 2013, Pinnacle Financial had approximately $12.9 million of mortgage loans held-for-sale compared to approximately $41.2 million at December 31, 2012.  Pinnacle Financial generally has an agreement for the subsequent sale of the mortgage loan prior to the loan being closed with the borrower.  Pinnacle Financial sells loans to third-party investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three years ended December 31, 2013, Pinnacle Financial recognized $6.2 million, $6.7 million and $4.2 million, respectively, in gains on the sale of these loans, net of commissions paid.

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

From inception of Pinnacle Bank's mortgage department in January 2003 through December 31, 2013, Pinnacle Bank originated and sold approximately 15,000 mortgage loans totaling $3.2 billion to third-party purchasers.  Of the approximately 15,000 mortgage loans, Pinnacle Bank underwrote approximately 4,000 conventional loans at an 80% or less loan-to-value that were sold to other investors and underwrote 3,000 loans that were sold to the HUD/VA.  To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank. The remaining mortgage loans were underwritten by the purchasers of those loans, but funded by Pinnacle Bank until settlement with the purchaser.

Based on information currently available, management believes that it does not have material exposure to losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

At December 31, 2013, Pinnacle Bank has $681.3 million of home equity and consumer mortgage loans which are secured by first or second liens on residential properties. Foreclosure activity in this portfolio has been minimal. Any foreclosures on these loans are handled by designated Pinnacle Bank personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Pinnacle Bank has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have material exposure to faulty foreclosure practices.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2013 and 2012 are summarized as follows (in thousands):

Range of Useful Lives		2013	2012
Land	Not applicable	$19,281	$19,256
Buildings	15 to 30 years	48,558	47,918
Leasehold improvements	15 to 20 years	20,283	19,031
Furniture and equipment	3 to 15 years	51,673	50,711
		139,795	136,916
Accumulated depreciation and amortization		(67,145)	(61,111)
		$72,650	$75,805

Depreciation and amortization expense was approximately $6.0 million, $6.6 million, and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2013, 2012 and 2011 totaled $4.4 million, $4.1 million and $3.8 million, respectively. At December 31, 2013, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2014	$4,202
2015	4,093
2016	4,189
2017	4,042
2018	3,829
Thereafter	29,017
$49,372

Note 8.  Deposits

At December 31, 2013, the scheduled maturities of time deposits are as follows (in thousands):

2014	$370,295
2015	91,743
2016	32,931
2017	22,186
2018	1,858
Thereafter	36
$519,049

Additionally, at December 31, 2013 and 2012, approximately $77.8 million and $87.2 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2013 and 2012, Pinnacle Financial had $828,000 and $1.0 million, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $1.1 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2013 and 2012, Pinnacle Financial had received advances from the FHLB totaling $90,479,000 and $75,609,000, respectively.  Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $158,000 and $241,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates

2014	$75,000	0.12%
2015	-	-
2016	15,000	2.39%
2017	-	-
2018	12	2.00%
Thereafter	467	2.45%
	$90,479
Weighted average interest rate		0.51%

During 2013, Pinnacle Bank restructured approximately $35.0 million of FHLB advances to reduce its ongoing funding costs.  This restructuring was undertaken to reduce the weighted average interest rates on those FHLB advances from 1.79%, which was significantly higher than the rate for replacement funding. Other than the interest rates, the terms of the replacement advances are similar to those of the advances restructured.  This restructuring resulted in a one-time charge of $877,000 during the first quarter of 2013.

At December 31, 2013, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month.  At December 31, 2013, there was no balance owed to the Federal Reserve Bank or other correspondents under these agreements. At December 31, 2013, Pinnacle Bank had approximately $2.0 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit.  At December 31, 2013, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements and was carrying a balance of $90.5 million with the FHLB.

Note 10.  Investments in Affiliated Companies and Subordinated Debt

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

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2013
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.04%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.65%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.90%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.09%

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

Combined summary financial information for the Trusts follows (in thousands):

Combined Summary Balance Sheets
	December 31, 2013	December 31, 2012
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$-	$-

Stockholder's equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476
Total stockholder's equity	82,476	82,476
Total liabilities and stockholder's equity	$82,476	$82,476

Combined Summary Income Statements
	Year ended December 31,
	2013	2012	2011
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$2,057	$2,218	$2,082
Net Income	$2,057	$2,218	$2,082

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Summary Statements of Stockholder's Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder's Equity
Balances, December 31, 2010	$80,000	$2,476	$-	$82,476
Net income	-	-	2,082	2,082
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,017)	(2,017)
Common- paid to Pinnacle Financial	-	-	(65)	(65)
Balances, December 31, 2011	$80,000	$2,476	$-	$82,476
Net income	-	-	2,218	2,218
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,151)	(2,151)
Common- paid to Pinnacle Financial	-	-	(67)	(67)
Balances, December 31, 2012	$80,000	$2,476	$-	$82,476
Net income	-	-	2,057	2,057
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(1,995)	(1,995)
Common- paid to Pinnacle Financial	-	-	(62)	(62)
Balances, December 31, 2013	$80,000	$2,476	$-	$82,476

Note 11.  Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of December 31, 2013, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to December 31, 2013. As of December 31, 2013, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

Income tax expense (benefit) attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2013	2012	2011
Current tax expense :
Federal	$26,317	$19,096	$8,157
State	-	-	-
Total current tax expense	26,317	19,096	8,157
Deferred tax expense (benefit):
Federal	240	485	(19,646)
State	1,601	1,063	(3,749)
Total deferred tax expense (benefit)	1,841	1,548	(23,395)
Total income tax expense (benefit)	$28,158	$20,644	$(15,238)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2013 is as follows (in thousands):

	2013	2012	2011

Income tax expense at statutory rate	$30,059	$21,885	$9,975
State excise tax expense (benefit), net of federal tax effect	1,601	1,063	(255)
Tax-exempt securities	(2,603)	(2,517)	(2,655)
Federal tax credits	-	-	-
Bank owned life insurance	(740)	(322)	(406)
Insurance premiums	(349)	(243)	(151)
Other items	190	778	734
Deferred tax valuation allowance	-	-	(22,480)
Income tax expense (benefit)	$28,158	$20,644	$(15,238)

Pinnacle Financial's effective tax rate for 2013 and 2012 differs from the Federal income tax statutory rate of 35% primarily due to a state excise tax expense, investments in bank qualified municipal securities, bank owned life insurance, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.  The effective tax rate for 2011 was impacted by the reversal of the deferred tax valuation allowance recorded in 2010.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Loan loss allowance	$26,134	$26,777
Loans	914	423
Insurance	732	691
Accrued liability for supplemental retirement agreements	538	510
Restricted stock and stock options	4,100	3,777
Net operating loss carryforward	1,914	3,593
Other real estate owned	2,231	3,222
Other deferred tax assets	1,177	1,430
Total deferred tax assets	37,740	40,423

Deferred tax liabilities:
Depreciation and amortization	6,145	7,110
Core deposit intangible asset	1,242	1,700
Securities	(1,704)	12,024
Cash flow hedge	2,591	-
REIT dividends	1,393	371
FHLB related liabilities	1,316	1,724
Other deferred tax liabilities	521	554
Total deferred tax liabilities	11,504	23,483
Net deferred tax assets	$26,236	$16,940

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Commitments and Contingent Liabilities

 In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2013, these commitments amounted to $1.21 billion, of which approximately $183 million related to home equity lines of credit.

 Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2013, these commitments amounted to $69.2 million.

 Pinnacle Financial follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

 The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2013, Pinnacle Financial had accrued $1.37 million for the inherent risks associated with off balance sheet commitments.

   During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used. Pinnacle Financial and Pinnacle bank reached a tentative settlement with the plaintiff during the second quarter of 2013.  Although the settlement has not been finalized, the court has preliminarily approved the settlement.  Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

 Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these routine claims outstanding at December 31, 2013 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 13.  Salary Deferral Plans

 Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2013, 2012, and 2011. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2013 was approximately $2,241,000, $2,185,000 and $1,887,000, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Cavalry SRAs also provide the participants with death benefits, which is a percentage of the net death proceeds for the policy, if any, applicable to the participant. The death benefits are not taxable to Pinnacle Financial or the participant's beneficiary.

Pinnacle Financial recognized approximately $178,000, $220,000, and $330,000 in compensation expense in each year of the three-year period ended December 31, 2013 related to the Cavalry SRAs.  During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  Two individuals remain as participants in the Cavalry SRAs.  At December 31, 2013, 2012 and 2011, included in other liabilities is $1,373,000, $1,301,000, and $1,200,000, respectively, which represents the net present value of the future obligation owed the two remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2013, 2012 and 2011.

Note 14.  Stock Options, Stock Appreciation Rights and Restricted Shares

Pinnacle Financial has two equity incentive plans under which it has granted stock options to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share, restricted stock unit and salary stock unit awards to employees and directors.  As a result of an amendment to the 2004 Plan approved by stockholders on April 17, 2012, total shares remaining available for issuance under the 2004 Equity Incentive Plan were increased, and at December 31, 2013, totaled approximately 476,000.

On November 30, 2007 and in connection with its merger with Mid-America, Pinnacle Financial assumed several equity incentive plans, including the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the Mid-America Plans).  All options and stock appreciation rights granted under the Mid-America Plans were fully vested prior to Pinnacle Financial's merger with Mid-America and expire at various dates between June 2011 and July 2017.  In connection with the merger, all options and stock appreciation rights to acquire Mid-America common stock were converted to options or stock appreciation rights, as applicable, to acquire Pinnacle Financial common stock at the 0.4655 exchange ratio.  The exercise price of the outstanding options and stock appreciation rights under the Mid-America Plans were adjusted using the same exchange ratio with the exercise price also being reduced by $1.50 per share.  All other terms of the Mid-America options and stock appreciation rights were unchanged.  At December 31, 2013, there were 58,013 Pinnacle shares which could be acquired by the participants in the Mid-America Plans at exercise prices that ranged between $12.89 per share and $20.41 per share.  At December 31, 2013, there were approximately 73,000 shares available for issue under the Mid-America Plans to associates of Pinnacle Financial that were associates of Mid-America or its affiliates at the time of the merger.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2013, of the approximately 997,000 stock options and 5,500 stock appreciation rights outstanding, 246,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 757,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder.  Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise.  All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.  All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2013 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2010	1,795,785	$19.49
Granted	-	-
Stock options exercised	(163,829)	6.20
Stock appreciation rights exercised (2)	-	15.60
Forfeited	(50,918)	23.44
Outstanding at December 31, 2011	1,581,038	$20.81
Granted	-	-
Stock options exercised	(245,201)	6.78
Stock appreciation rights exercised (2)	(348)	15.60
Forfeited	(17,108)	25.90
Outstanding at December 31, 2012	1,318,381	$23.36
Granted	-	-
Stock options exercised	(279,534)	14.07
Stock appreciation rights exercised (2)	(1,732)	15.60
Forfeited	(34,615)	29.31
Outstanding at December 31, 2013	1,002,500	$25.77	2.48	$7,097
Options exercisable at December 31, 2013	1,002,500	$25.77	2.48	$7,097

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $32.53 per common share at December 31, 2013 for the 931,425 options and stock appreciation rights that were in-the-money at December 31, 2013.
(2)	The 348 stock appreciation rights exercised during 2012 settled in 28 shares of Pinnacle Financial common stock. The 1,732 stock appreciation rights exercised during 2013 settled in 471 shares of Pinnacle Financial common stock.

During the year ended December 31, 2013, approximately 32,671 option awards vested at an average exercise price of $21.51.  Those awards which vested had no intrinsic value at the time of vesting.  During each of the years in the three-year period ended December 31, 2013, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial's equity incentive plans was $3,622,000, $2,501,000 and $1,330,000, respectively, determined as of the date of option exercise.

As of December 31, 2013, there was no unrecognized compensation cost related to unvested stock options granted under our equity incentive plans.

Pinnacle Financial adopted ASC 718-20 Compensation using the modified prospective transition method on January 1, 2006. Accordingly, during the three-years ended December 31, 2013, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for all stock-based awards granted after January 1, 2006, based on fair value estimates using the Black-Scholes valuation model.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. As ASC 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2013, 2012, and 2011 has been reduced for estimated forfeitures. The impact on the results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with ASC 718-20 (related to stock option awards) for the three-year period ended December 31, 2013 was as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
Non-qualified stock options
Stock-based compensation expense	$12,470	$394,466	$1,196,059
Income tax benefit	4,892	154,749	469,214
Stock-based compensation expense after income tax benefit	$7,578	$239,717	$726,845
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.01	$0.02
Fully diluted	$0.00	$0.01	$0.02

    There have been no options granted by Pinnacle Financial since 2008.

Restricted Shares

Additionally, Pinnacle Financial's 2004 Equity Incentive Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2013 under the 2004 Equity Incentive Plan.  During the three-year period ended December 31, 2013, Pinnacle Financial awarded 361,966 shares of restricted stock in 2011, 156,645 shares of restricted stock in 2012 and 164,602 shares of restricted stock  in 2013 to certain Pinnacle Financial associates and outside directors.  Also, Pinnacle Financial issued 225,228 restricted share units in 2012. The restricted share units converted to 193,189 restricted share awards in 2013.

A summary of activity for unvested restricted share awards for the years ended December 31, 2013, 2012, and 2011 follows:
	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2010	640,394	$17.63
Shares awarded	361,966	13.38
Restrictions lapsed and shares released to associates/directors	(90,406)	17.62
Shares forfeited	(62,251)	20.66
Unvested at December 31, 2011	849,703	$15.61
Shares awarded	156,645	16.48
Restrictions lapsed and shares released to associates/directors	(211,913)	16.28
Shares forfeited	(54,526)	18.23
Unvested at December 31, 2012	739,909	$15.45
Shares awarded	164,602	21.78
Conversion of restricted share units to restricted share awards	193,189	21.51
Restrictions lapsed and shares released to associates/directors	(221,325)	15.97
Shares forfeited	(54,680)	15.30
Unvested at December 31, 2013	821,695	$19.18

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2013. The table below reflects the life-to-date activity for these awards:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Withheld for taxes by participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2011	Associates	5	144,145	40,988	13,396	14,442	75,319
2012	Associates	5	141,665	19,617	7,156	11,200	103,692
2013	Associates	5	150,125	-	-	3,675	146,450
Performance Based Awards (3)
2011	Leadership team (4)	10	152,093	32,679	11,774	5,173	102,467
2011	Leadership team (5)	3	29,595	7,162	2,701	-	19,732
2011	Leadership team (5)	3	21,097	9,746	3,285	1,883	6,183
2013	Leadership team(6)	5	193,189	-	-	-	193,189
Outside Director Awards (7)
2011	Outside directors	1	15,036	10,339	2,191	2,506	-
2012	Outside directors	1	14,980	12,730	2,250	-	-
2013	Outside directors	1	14,477	1,129	-	-	13,348

(1)	Groups include our employees (referred to as associates above), our executive managers (referred to as our Leadership Team above) and our outside directors. Included in the Leadership Team awards noted above are awards to our named executive officers. When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares other than to Pinnacle Financial in satisfaction of withholding tax obligations until the later of the date that the forfeiture restrictions have lapsed and, for awards issued prior to the redemption of the preferred stock issued under the CPP, the later of the date that the forfeiture restrictions lapse and the date we redeemed the remaining outstanding shares of Series A preferred stock issued to the US Treasury pursuant to the CPP, which was completed on June 21, 2012. Once the forfeiture restrictions lapse, the participant is taxed on the value of the award and may elect to sell shares to pay the applicable income taxes associated with the award or have these shares remitted to Pinnacle Financial.
(2)	These shares vest in equal annual installments on the first five anniversary dates of the grant.
(3)	The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period (or alternatively, the cumulative vesting period), excluding the impact of any merger related expenses. For those grants with a 10 year vesting period, the vesting period for an individual award is equal to ten years or the number of years remaining before an associate reaches the age of 65, whichever is less.
(4)	These awards include a provision that the shares do not vest if Pinnacle Financial is not profitable for the fiscal year immediately preceding the vesting date.
(5)	The forfeiture restrictions on these restricted share awards lapse in installments as follows: 66.6% on the second anniversary date should Pinnacle Financial achieve certain earnings and soundness targets, and 33.4% on the third anniversary date should Pinnacle Financial achieve certain earnings and soundness targets in each of these periods (or, alternatively, the cumulative three-year period).
(6)	The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve soundness targets over each year of the subsequent vesting period.
(7)	Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapsed on the one year anniversary date of the award based on each individual board member meeting his/her attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

Compensation expense associated with the performance based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award.  Compensation expense associated with the time based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2013, follows:

	2013	2012	2011

Restricted stock expense (1)	$4,069,661	$3,270,028	$3,239,677
Income tax benefit	1,596,528	1,282,832	1,270,925
Restricted stock expense, net of income tax benefit	$2,473,133	$1,987,196	$1,968,752
Impact on per share results from restricted stock expense:
Basic	$0.07	$0.06	$0.06
Fully diluted	$0.07	$0.06	$0.06

(1)	During the year ended December 31, 2011, $149,000 in previously expensed compensation associated with certain traunches of performance-based restricted share awards was reversed when Pinnacle Financial determined that the performance targets required to vest the awards, which were previously expected to be met, were unlikely to be achieved.

Restricted Share Units

Pinnacle Financial granted 186,943 restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2013.  These restricted share units will be settled with the issuance of 186,943 restricted shares upon the filing of Pinnacle Financial's 2013 Annual Report on Form 10-K. The number of restricted shares that were issued in settlement of the restricted share units was determined based upon the achievement of certain predetermined profitability goals for 2013 that were established on January 11, 2013 by the HRCC.  The number of restricted shares issuable in settlement of these restricted share units ranged between 0% and 100% based on the level of 2013 profitability.   Once converted to restricted share awards, the forfeiture restrictions on the number of restricted shares issued in settlement of these restricted share units will lapse in 20% increments over the following five years based on the achievement of soundness thresholds in each respective year as set by the HRCC in January 2014.

Note 15.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk.  These swaps qualify as derivatives, but are not designated as hedging instruments. All of the derivatives held at December 31, 2013 and 2012 related to these customer swaps.

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

A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2013 is included in the following table (in thousands):

	At December 31, 2013		At December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$294,486	$13,296	$236,377	$16,132
Pay variable / receive fixed swaps	294,486	(13,670)	236,377	(16,366)
Total	$588,972	$(374)	$472,754	$(234)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  During 2013, Pinnacle Financial entered into a forward cash flow hedge relationship to manage our future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The terms of the individual contracts within the relationship are as follows (in thousands):

	Forecasted Notional Amount	Variable Interest Rate (1)	Fixed Interest Rate(1)	Term	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	1.428%	April 2015-April 2018	$463	$281
Interest Rate Swap	33,000	3 month LIBOR	1.857%	Oct. 2015-April 2019	837	509
Interest Rate Swap	33,000	3 month LIBOR	1.996%	Oct. 2015-Oct. 2019	1,007	612
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016-April 2020	1,172	712
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	1,818	1,105
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	1,307	795
	$198,000				$6,604	$4,014
________
(1)	Pinnacle Financial will pay the fixed interest rate and the counterparties pay Pinnacle Financial the variable rate.

  The cash flow hedges were determined to be fully effective during the period presented. And therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified to current earnings. The hedge would no longer be considered effective if a portion of the swap becomes ineffective, the forecasted transaction is no longer probable or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to remain fully effective during the remaining terms of the swaps. Pinnacle Financial does not expect any amounts to be reclassified from accumulated other comprehensive (loss) income related to these swaps over the next twelve months.

Note 16.  Employment Contracts

  Pinnacle Financial has entered into, and subsequently amended, employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer.  These agreements, as amended,  automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.  The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses.  These Terminating Events include disability, cause, without cause and other events.  During 2012, Pinnacle Financial entered into, and subsequently amended, a change of control agreement with its Chief Credit Officer providing the employee with certain benefits if his employment is terminated under certain scenarios within twelve months of a change in control. This agreement automatically renews each year on January 1 unless a party to the agreement notifies the other parties of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.

Note 17.  Related Party Transactions

  A local public relations company, of which one of Pinnacle Financial's directors is a principal, provides various services for Pinnacle Financial.  For each of the years in the three-year period ended December 31, 2013, Pinnacle Financial incurred approximately $72,000, $78,000, and $242,000, respectively, in expense for services rendered by this public relations company.

  Also see Note 6- "Loans and Allowance for Loan Losses", concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 13 – Salary Deferral Plans regarding supplemental retirement agreement obligations to two directors who were formerly directors of Cavalry.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value of Financial Instruments

Nonaccrual loans – A loan is classified as nonaccrual when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonaccrual loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonaccrual loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Nonaccrual loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values, expected cash flows, and the borrower's underlying financial condition.

Other equity investments – Included in other investments are other equity investments in certain nonpublic private equity funds.  The valuation of nonpublic private equity fund investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market-values are not readily available.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements and the cash flow hedge relationship Pinnacle Financial entered into during the second quarter of 2013, as discussed more fully in footnote 15 above.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge is determined using the income approach by comparing the discounted fixed rate cash flows with the discounted variable rate cash flows.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements.  The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

Nonaccrual loans – A loan is classified as nonaccrual when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonaccrual loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonaccrual loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Nonaccrual loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values, expected cash flows, and the borrower's underlying financial condition.

Other equity investments – Included in other investments are other equity investments in certain nonpublic private equity funds.  The valuation of nonpublic private equity fund investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other equity  investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market-values are not readily available.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial instruments carried at fair value as of December 31, 2013 and 2012, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

December 31, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$103,873	$-	$103,873	$-
Mortgage-backed securities	412,936	-	412,936	-
State and municipal securities	148,411	-	148,411	-
Asset-backed securities	17,007		17,007
Corporate notes and other	11,229	-	11,229	-
Total investment securities available-for-sale	693,456	-	693,456	$-
Alternative investments	6,701	-	-	6,701
Other assets	19,900	-	19,900	-
Total assets at fair value	$720,057	$-	$713,356	$6,701

Other liabilities	$13,670	$-	$13,670	$-
Total liabilities at fair value	$13,670	$-	$13,670	$-

December 31, 2012
Investment securities available-for-sale:
U.S. government agency securities	$110,452	$-	$110,452	$-
Mortgage-backed securities	375,651	-	375,651	-
State and municipal securities	191,727	-	191,727	-
Asset-backed securities	17,352		17,352	-
Corporate notes and other	11,396	-	11,396	-
Total investment securities available-for-sale	706,578	-	706,578	-
Alternative investments	4,214	-	-	4,214
Other assets	16,599	-	16,132	467
Total assets at fair value	$727,391	$-	$722,710	$4,681

Other liabilities	$16,366	$-	$16,366	$-
Total liabilities at fair value	$16,366	$-	$16,366	$-

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 (in thousands):

December 31, 2013	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
Other real estate owned	$15,226	$-	$-	$15,226	$(2,258)
Nonaccrual loans, net (1)	16,996	-	-	16,996	(2,921)
Total	$32,222	$-	$-	$32,222	$(5,179)

December 31, 2012
Other real estate owned	$18,580	$-	$-	$18,580	$(5,428)
Nonaccrual loans, net (1)	21,059	-	-	21,059	(4,745)
Total	$39,639	$-	$-	$39,639	$(10,173)

(1)	Amount is net of a valuation allowance of $1.2 million and $1.8 million at December 31, 2013 and 2012, respectively, as required by ASC 310-10, "Receivables."

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2013, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2013 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2013		2012
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$4,681	$-	$3,899	$-
Total net realized losses included in income	(344)	-	(102)	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31	-	-	-	-
Purchases	2,517	-	1,287	-
Issuances	-	-	-	-
Settlements	(153)	-	(403)	-
Transfers out of Level 3	-	-	-	-
Fair value, December 31	$6,701	$-	$4,681	$-
Total realized losses included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$(344)	$-	$(102)	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012, respectively.   Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Loans - The fair value of Pinnacle Financial's loan portfolio includes a credit risk factor in the determination of the fair value of its loans.  This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  Pinnacle Financial's loan portfolio is initially fair valued using a segmented approach. Pinnacle Financial divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2013 and 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in thousands) December 31, 2013	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$39,796	$38,817	$-	$38,817	$-
Loans, net	4,076,524	4,021,675	-	-	4,021,675
Mortgage loans held-for-sale	12,850	12,999	-	12,999	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,603,938	4,378,805	-	-	4,378,805
Federal Home Loan Bank advances	90,637	90,652	-	-	90,652
Subordinated debt and other borrowings	98,658	73,083	-	-	73,083

Off-balance sheet instruments:
Commitments to extend credit (2)	1,206,528	1,040	-	-	1,040
Standby letters of credit (3)	69,231	331	-	-	331

December 31, 2012
Financial assets:
Securities held-to-maturity	$575	$583	$-	$583	$-
Loans, net	3,642,745	3,358,435	-	-	3,358,435
Mortgage loans held for sale	41,195	42,425	-	42,425	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,129,855	4,084,314	-	-	4,084,314
Federal Home Loan Bank advances	75,850	76,350	-	-	76,350
Subordinated debt and other borrowings	106,158	83,862	-	-	83,862

Off-balance sheet instruments:
Commitments to extend credit (2)	1,030,723	1,594	-	-	1,594
Standby letters of credit (3)	74,679	304	-	-	304

(1)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)	At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments. In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio. Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at December 31, 2013 and 2012, Pinnacle Financial included in other liabilities $1.0 million and $1.6 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.
(3)	At December 31, 2013 and 2012, the fair value of Pinnacle Financial's standby letters of credit was $331,000 and $304,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

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

The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans is 3.00% (300 basis points).  At December 31, 2013, the interest rate paid on borrowings under the Loan Agreement was 2.94%.

Pinnacle Financial is required to make quarterly principal payments of $625,000 and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing.

The Loan Agreement includes negative covenants that limit, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, and sales of assets. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial's bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial's, and in some cases, Pinnacle Bank's, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also includes a fixed charge coverage ratio requiring the sum of Pinnacle Financial's net income plus the amount of any goodwill amortization expense and contractually due interest divided by the sum of Pinnacle Financial's contractually due interest and principal amounts (assuming annual principal amortization of $2.5 million under the Loan Agreement), to be not less than 125% on a rolling four quarter basis starting December 31, 2012.

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

On October 2, 2013, the Loan Agreement was amended to permit Pinnacle Financial to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such dividends.

Debt issuance costs associated with the Loan Agreement of approximately $162,000 consisting primarily of professional fees are included in other assets in the accompanying consolidated balance sheet.  These debt issuance costs are being amortized over three years using the straight-line method which approximates the interest method that is required by U.S. GAAP.

Note 20.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2013 and 2012 has been prepared in accordance with ASC 810.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-consolidated Variable Interest Entities

At December 31, 2013, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

Since 2003, Pinnacle Financial has made equity investments as a limited partner in various partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital and to support Pinnacle Financial's community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within Pinnacle Financial's primary geographic region. These partnerships are considered VIEs because Pinnacle Financial, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While Pinnacle Financial could absorb losses that are significant to these partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the partnerships as the general partners whose managerial functions give them the power to direct the activities that most significantly impact the partnerships' economic performance and who are exposed to all losses beyond Pinnacle Financial's initial capital contributions and funding commitments are considered the primary beneficiaries.

Pinnacle Financial has previously issued subordinated debt totaling $82.5 million to PNFP Statutory Trust I, II, III, and IV.  These trusts are considered VIEs because Pinnacle Financial's capital contributions to these trusts are not considered "at risk" in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights or similar rights to direct the activities that most significantly impact the entities' economic performance. These trusts were not consolidated by Pinnacle Financial because the holders of the securities issued by the trusts absorb a majority of expected losses and residual returns.

For certain troubled commercial loans, Pinnacle Financial restructures the terms of the borrower's debt in an effort to increase the probability of receipt of amounts contractually due. However, Pinnacle Financial does not assume decision-making power or responsibility over the borrower's operations. Following a debt restructuring, the borrowing entity typically meets the definition of a VIE as the initial determination of whether the entity is a VIE must be reconsidered and economic events have proven that the entity's equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Pinnacle Financial does not have the power to direct the activities that most significantly impact such troubled commercial borrowers' operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, Pinnacle Financial is exposed to potentially significant benefits and losses of the borrowing entity. Pinnacle Financial has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt to allow for completion of activities which prepare the collateral related to the debt for sale.

Pinnacle Financial serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts' beneficiaries in return for a management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entities' economic performance. However, since the management fees Pinnacle Financial receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met, such VIEs are not consolidated by Pinnacle Financial because it cannot be the trusts' primary beneficiary. Pinnacle Financial has no contractual requirements to provide financial support to the trusts.

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2013 (in thousands):

	December 31, 2013		December 31, 2012
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$7,945	$-	$6,096	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	15,273	-	20,951	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Regulatory Matters

 Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  As of December 31, 2013, Pinnacle Bank could pay approximately $105.8 million of dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. During 2013, Pinnacle Bank paid $14.9 million of dividends to Pinnacle Financial. On October 15, 2013, Pinnacle Financial's board of directors approved the initiation of a quarterly cash dividend on Pinnacle Financial's common stock.  The initial quarterly dividend of $0.08 per share was paid on December 20, 2013.  The amount and timing of all future dividend payments is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of December 31, 2013, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2013

Total capital to risk weighted assets:
Pinnacle Financial	$621,683	13.0%	$382,190	8.0%	$478,688		10.0%
Pinnacle Bank	$599,028	12.6%	$381,439	8.0%	$477,761		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$561,847	11.8%	$191,095	4.0%	$287,213		6.0%
Pinnacle Bank	$539,309	11.3%	$190,720	4.0%	$286,657		6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$561,847	10.9%	$205,695	4.0%	N/	A	N/	A
Pinnacle Bank	$539,309	10.5%	$204,977	4.0%	$256,221		5.0%

At December 31, 2012

Total capital to risk weighted assets:
Pinnacle Financial	$552,021	13.0%	$339,151	8.0%	$425,748		10.0%
Pinnacle Bank	$545,615	12.9%	$338,548	8.0%	$425,005		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$498,802	11.8%	$169,575	4.0%	$255,449		6.0%
Pinnacle Bank	$492,489	11.6%	$169,274	4.0%	$255,003		6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$498,802	10.6%	$188,695	4.0%	N/	A	N/	A
Pinnacle Bank	$492,489	10.5%	$187,981	4.0%	$234,976		5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to Pinnacle Financial and Pinnacle Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial expects that it will opt-out of this requirement.

Note 22.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013:

CONDENSED BALANCE SHEETS

	2013	2012
Assets:
Cash and cash equivalents	$21,095,990	$13,657,278
Investments in consolidated subsidiaries	788,522,316	758,512,213
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	928,000
Other investments	4,146,126	3,214,358
Current income tax receivable	553,401	472,869
Other assets	5,638,884	6,954,411
	$822,432,717	$785,287,129
Liabilities and stockholders' equity:
Subordinated debt and other borrowings	98,658,292	106,158,292
Other liabilities	66,764	57,478
Stockholders' equity	723,707,661	679,071,359
	$822,432,717	$785,287,129

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011
Revenues	$266,472	$157,443	$1,228,999
Expenses:
Interest expense	2,729,843	2,689,197	2,082,836
Stock-based compensation expense	4,082,132	3,664,494	4,435,739
Other expense	770,252	778,947	669,560
Loss before income taxes and equity in undistributed income (loss) of subsidiaries	(7,315,755)	(6,975,195)	(5,959,136)
Income tax benefit	(2,869,605)	(2,736,020)	(7,641,435)
(Loss) income before equity in undistributed income of subsidiaries and accretion on preferred stock discount	(4,446,150)	(4,239,175)	1,682,299
Equity in undistributed income of subsidiaries	62,172,351	46,123,056	42,055,068
Net income	57,726,201	41,883,881	43,737,367
Preferred stock dividends	-	1,660,868	4,606,493
Accretion on preferred stock discount	-	2,153,172	2,058,146
Net income available to common stockholders	$57,726,201	$38,069,841	$37,072,728

CONDENSED STATEMENTS OF CASH FLOWS

	2013	2012	2011
Operating activities:
Net income	$57,726,201	$41,883,881	$43,737,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,082,132	3,664,494	4,435,739
Loss (gain) on other investments	22,484	138,020	(313,562)
Increase (decrease) in income tax payable, net	80,532	169,016	(5,351,564)
Decrease (increase) in other assets	1,608,121	(912,116)	124,239
Increase (decrease) in other liabilities	9,286	(8,176)	(1,040)
Excess tax benefit from stock compensation	(389,415)	(36,071)	(13,819)
Deferred tax expense	(453,661)	(75,427)	(636,040)
Equity in undistributed income of subsidiaries	(62,172,351)	(46,123,056)	(42,055,068)
Net cash provided by (used in) operating activities	513,329	(1,299,435)	(73,748)
Investing activities:
Investment in consolidated subsidiaries:
Banking subsidiaries	14,910,000	27,210,000	-
Other subsidiaries	-	-	-
Investments in other entities	(954,249)	47,804	(393,304)
Net cash provided by (used in) investing activities	13,955,751	27,257,804	(393,304)
Financing activities:
Net (decrease) increase in subordinated debt and other borrowings	(7,500,000)	23,682,291	-
Repurchase of common stock warrants	-	(755,000)	-
Exercise of common stock options	2,894,908	1,616,643	1,447,362
Preferred dividends paid	-	(2,127,604)	(4,891,840)
Common dividends paid	(2,814,691)	-	-
Excess tax benefit from stock compensation arrangements	389,415	36,071	13,819
Repurchase of preferred shares outstanding	-	(71,250,000)	(23,750,000)
Net cash used in financing activities	(7,030,368)	(48,797,599)	(27,180,659)
Net increase (decrease) in cash	7,438,712	(22,839,230)	(27,647,711)
Cash and cash equivalents, beginning of year	13,657,278	36,496,508	64,144,219
Cash and cash equivalents, end of year	$21,095,990	$13,657,278	$36,496,508

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $14,910,000 to Pinnacle Financial in 2013 and $27,210,000 in 2012. Pinnacle Bank did not pay any dividends to Pinnacle Financial during the year ended December 31, 2011.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2013 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2013
Interest income	$47,156	$47,544	$48,177	$48,405
Net interest income	42,758	43,599	44,573	44,969
Provision for loan losses	2,172	2,774	685	2,225
Net income before taxes	20,048	21,289	21,952	22,597
Net income	13,448	14,311	14,647	15,321
Net income available to common stockholders	13,448	14,311	14,647	15,321
Basic net income per share available to common stockholders	$0.40	$0.42	$0.43	$0.45
Diluted net income per share available to common stockholders	$0.39	$0.42	$0.42	$0.44

2012
Interest income	$45,824	$45,953	$46,441	$47,203
Net interest income	39,504	40,185	40,932	42,243
Provision for loan losses	1,034	634	1,413	2,488
Net income before taxes	12,599	15,545	16,371	18,012
Net income	8,365	10,440	11,349	11,730
Net income available to common stockholders	7,206	7,785	11,349	11,730
Basic net income per share available to common stockholders	$0.21	$0.23	$0.33	$0.35
Diluted net income per share available to common stockholders	$0.21	$0.23	$0.33	$0.34

2011
Interest income	$47,224	$47,789	$46,888	$46,446
Net interest income	29,882	31,208	34,723	33,854
Provision for loan losses	6,139	6,587	3,632	5,439
Net income before taxes	3,505	6,660	9,128	9,207
Net income	3,505	6,372	26,101	7,760
Net income available to common stockholders	2,011	4,844	24,537	5,681
Basic net income per share available to common stockholders	$0.06	$0.14	$0.74	$0.17
Diluted net income per share available to common stockholders	$0.06	$0.14	$0.72	$0.17

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting is set forth on page 54 of this Annual Report on Form 10-K.  The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 56 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2014 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Executive Management," and "Section 16A Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2014 under the heading, "Proposal #1 Election of the Directors-Director Compensation," "Executive Compensation" and "Human Resources and Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item regarding security ownership of certain beneficial owners management and will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2014 under the heading, "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2014 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2014 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

3.1	Amended and Restated Charter, as amended (Restated for SEC filing purposes only)(3)
3.2	Bylaws (4)
4.1.1	Specimen Common Stock Certificate (5)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
10.1	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)
10.2	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *
10.3	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (5) *
10.4	Form of Restricted Stock Award Agreement (6)
10.5	Form of Incentive Stock Option Agreement (6)
10.6	Form of Restricted Stock Agreement for non-employee directors (7) *
10.7	Form of Non-Qualified Stock Option Agreement (8) *
10.8	Cavalry Bancorp, Inc. 1999 Stock Option Plan (9) *
10.9	Amendment No. 1 to Cavalry Bancorp, Inc. 1999 Stock Option Plan (9) *
10.10	Form of Non-Qualified Stock Option Agreement (9)*
10.11	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (9) *
10.12	Form of Restricted Stock Award Agreement (10) *
10.13	Form of Restricted Stock Award Agreement (11) *
10.14	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (12) *
10.15	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (12) *
10.16	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (12) *
10.17	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (12) *
10.18	Bank of the South 2001 Stock Option Plan (12)
10.19	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (12) *
10.20	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (12) *
10.21	Form of Salary Stock Unit Award Agreement (13)*
10.22	Form of 2011 TARP CPP Executive Officer Performance Vested Restricted Stock Agreement (14)*
10.23	Form of 2011 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (14)*
10.24	Form of Named Executive Officers 2012 Restricted Stock Unit Award Agreement (15)*
10.25	Pinnacle Financial Partners, Inc. 2012 Annual Cash Incentive Plan (15)*
10.26	Pinnacle Financial Partners, Inc. Amended and Restated 2004 Equity Incentive Plan (16)
10.27	Loan Agreement, dated as of June 15, 2012, by and between Pinnacle Financial Partners, Inc., as Borrower, and US Bank, National Association, as Lender (17)
10.28	Change of Control Agreement dated as of September 4, 2012 by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White (18)
10.29	Form of Named Executive Officers 2013 Restricted Stock Unit Award Agreement (19)
10.30	Pinnacle Financial Partners, Inc. 2013 Annual Cash Incentive Plan (19)
10.31	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (20)*
10.32	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe (20)*
10.33	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (20)*
10.34	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (20)*
10.35	Amendment No. 1 dated November 20, 2012 to Amended Change of Control Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and J. Harvey White (20)*
10.36	2012 Named Executive Officer compensation summary (20) *
10.37	First Amendment to Loan Agreement between U.S. Bank National Association and Pinnacle Financial Partners, Inc., dated October 2, 2013 (21)
10.38	Form of Named Executive Officers 2014 Performance Unit Award Agreement (22)
10.39	Pinnacle Financial Partners, Inc. 2014 Annual Cash Incentive Plan (22)

10.40	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner*
10.41	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe*
10.42	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener*
10.43	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter*
10.44	2013 Named Executive Officer compensation summary *
10.45	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan *
10.46	Second Amended and Restated Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan *
10.47	Form of Directors' 2014 Restricted Stock Agreement*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on October 3, 2005.
(2)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on August 15, 2007.
(3)	Registrant hereby incorporates by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.
(4)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on October 26, 2009.
(5)	Registrant hereby incorporates by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-38018).
(6)	Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended September 30, 2004.
(7)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 23, 2006.
(8)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.
(9)	Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended on September 30, 2006.
(10)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC on February 28, 2007.
(11)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 25, 2008.
(12)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.
(14)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on March 2, 2011
(15)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on August 19, 2011.
(16)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 20, 2012.
(17)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 20, 2012.
(18)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on June 20, 2012.
(19)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on September 6, 2012.
(20)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 17, 2013.
(21)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 22, 2013.
(22)	Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended on September 30, 2013 as filed with the SEC on November 1, 2013.
(23)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 24, 2014.

Pinnacle Financial is a party to certain agreements entered into in connection with the offering by PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III, and PNFP Statutory Trust IV of an aggregate of $80,000,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K.  In accordance with Item 601(b)(4)(ii) of Regulation SB, and because the total amount of the trust preferred securities is not in excess of 10% of Pinnacle Financial's total assets, Pinnacle Financial has not filed the various documents and agreements associated with the trust preferred securities herewith.  Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 25, 2014		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 25, 2014
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 25, 2014
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 25, 2014
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Sue R. Atkinson	Director	February 25, 2014
Sue R. Atkinson

/s/ H. Gordon Bone	Director	February 25, 2014
H. Gordon Bone

/s/ Gregory L. Burns	Director	February 25, 2014
Gregory L. Burns

/s/ James C. Cope	Director	February 25, 2014
James C. Cope

/s/ Colleen Conway-Welch	Director	February 25, 2014
Colleen Conway-Welch

/s/ Glenda Baskin Glover	Director	February 25, 2014
Glenda Baskin Glover

/s/ William H. Huddleston	Director	February 25, 2014
William H. Huddleston

/s/ Ed C. Loughry, Jr.	Director	February 25, 2014
Ed C. Loughry, Jr.

/s/ Hal N. Pennington	Director	February 25, 2014
Hal N. Pennington

/s/ Gary Scott	Director	February 25, 2014
Gary Scott

/s/ Reese L. Smith III	Director	February 25, 2014
Reese L. Smith III