Form 10-Q
period 2014-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2014-05-02
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (do not check if you are a smaller reporting company)	Smaller reporting company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒
As of  May 1, 2014 there were 35,567,991shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2014

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the development of any new market other than Nashville or Knoxville; (xii) a merger or acquisition; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) the ability to attract additional financial advisors or to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors and, (xix) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Cash and noninterest-bearing due from banks	$94,172,230	$79,785,004
Interest-bearing due from banks	75,826,385	124,509,486
Federal funds sold and other	938,792	4,644,247
Cash and cash equivalents	170,937,407	208,938,737

Securities available-for-sale, at fair value	735,400,911	693,456,314
Securities held-to-maturity (fair value of $38,194,567 and $38,817,467 at
March 31, 2014 and December 31, 2013, respectively)	38,733,099	39,795,649
Mortgage loans held-for-sale	13,970,926	12,850,339

Loans	4,181,686,799	4,144,493,486
Less allowance for loan losses	(67,523,575)	(67,969,693)
Loans, net	4,114,163,224	4,076,523,793

Premises and equipment, net	71,627,370	72,649,574
Other investments	33,358,506	33,226,195
Accrued interest receivable	17,219,090	15,406,389
Goodwill	243,568,203	243,651,006
Core deposits and other intangible assets	3,603,074	3,840,750
Other real estate owned	15,037,823	15,226,136
Other assets	143,312,957	148,210,975
Total assets	$5,600,932,590	$5,563,775,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,180,202,107	$1,167,414,487
Interest-bearing	912,387,013	884,294,802
Savings and money market accounts	1,902,452,916	1,962,714,398
Time	505,534,750	519,049,037
Total deposits	4,500,576,786	4,533,472,724
Securities sold under agreements to repurchase	68,092,650	70,465,326
Federal Home Loan Bank advances	150,604,286	90,637,328
Subordinated debt and other borrowings	98,033,292	98,658,292
Accrued interest payable	745,180	792,703
Other liabilities	40,383,743	46,041,823
Total liabilities	4,858,435,937	4,840,068,196
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
35,567,268 and 35,221,941 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	35,567,268	35,221,941
Additional paid-in capital	551,461,564	550,212,135
Retained earnings	155,840,829	142,298,199
Accumulated other comprehensive loss, net of taxes	(373,008)	(4,024,614)
Total stockholders' equity	742,496,653	723,707,661
Total liabilities and stockholders' equity	$5,600,932,590	$5,563,775,857

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including fees	$43,695,658	$41,514,213
Securities:
Taxable	3,720,279	3,670,934
Tax-exempt	1,597,797	1,656,408
Federal funds sold and other	277,058	314,772
Total interest income	49,290,792	47,156,327

Interest expense:
Deposits	2,595,240	3,412,396
Securities sold under agreements to repurchase	30,515	77,816
Federal Home Loan Bank advances and other borrowings	757,222	907,641
Total interest expense	3,382,977	4,397,853
Net interest income	45,907,815	42,758,474
Provision for loan losses	487,638	2,172,404
Net interest income after provision for loan losses	45,420,177	40,586,070

Noninterest income:
Service charges on deposit accounts	2,790,968	2,480,244
Investment services	2,127,834	1,792,640
Insurance sales commissions	1,384,921	1,393,304
Gain on mortgage loans sold, net	952,222	1,813,488
Trust fees	1,145,751	944,332
Other noninterest income	4,334,360	3,478,348
Total noninterest income	12,736,056	11,902,356

Noninterest expense:
Salaries and employee benefits	21,749,960	19,572,356
Equipment and occupancy	5,709,030	5,113,050
Other real estate expense	651,152	720,962
Marketing and other business development	908,901	790,671
Postage and supplies	560,614	591,488
Amortization of intangibles	237,675	520,987
Other noninterest expense	3,832,221	5,130,495
Total noninterest expense	33,649,553	32,440,009
Income before income taxes	24,506,680	20,048,417
Income tax expense	8,139,557	6,600,292
Net income	$16,367,123	$13,448,125
Per share information:
Basic net income per common share	$0.47	$0.40
Diluted net income per common share	$0.47	$0.39
Weighted average shares outstanding:
Basic	34,602,337	33,987,265
Diluted	34,966,600	34,206,202

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$16,367,123	$13,448,125
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	4,945,912	(2,270,910)
Change in fair value of cash flow hedges, net of tax	(1,294,306)	-
Total comprehensive income	$20,018,729	$11,177,215

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholders' Equity
	Shares	Amount

Balances, December 31, 2012	34,696,597	$34,696,597	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock
options and related tax benefits	88,845	88,845	902,533	-	-	991,378
Issuance of restricted common shares,
net of forfeitures	274,545	274,545	(274,545)	-	-	-
Restricted shares withheld for taxes	(37,500)	(37,500)	(731,679)	-	-	(769,179)
Compensation expense for restricted shares	-	-	950,498	-	-	950,498
Compensation expense for stock options	-	-	12,471	-	-	12,471
Net income	-	-	-	13,448,125	-	13,448,125
Other comprehensive loss	-	-	-	-	(2,270,910)	(2,270,910)
Balances, March 31, 2013	35,022,487	$35,022,487	$544,619,717	$100,834,814	$10,956,724	$691,433,742

Balances, December 31, 2013	35,221,941	$35,221,941	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock
options and related tax benefits	136,482	136,482	1,981,567	-	-	2,118,049
Common dividends paid	-	-	-	(2,824,493)		(2,824,493)
Issuance of restricted common shares,
net of forfeitures	260,937	260,937	(260,937)	-	-	-
Restricted shares withheld for taxes	(52,092)	(52,092)	(1,672,312)	-	-	(1,724,404)
Compensation expense for restricted shares	-	-	1,201,111	-	-	1,201,111
Net income	-	-	-	16,367,123	-	16,367,123
Other comprehensive income	-	-	-	-	3,651,606	3,651,606
Balances, March 31, 2014	35,567,268	$35,567,268	$551,461,564	$155,840,829	$(373,008)	$742,496,653

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$16,367,123	$13,448,125
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	957,133	988,811
Depreciation and amortization	2,258,990	2,432,535
Provision for loan losses	487,638	2,172,404
Gain on mortgage loans sold, net	(952,222)	(1,813,488)
Stock-based compensation expense	1,201,111	962,969
Deferred tax expense	(16,406)	(698,661)
Losses on dispositions of other real estate and other investments	13,112	(866,306)
Excess tax benefit from stock compensation	(1,099,570)	(28,628)
Mortgage loans held for sale:
Loans originated	(61,458,365)	(107,845,659)
Loans sold	61,290,000	120,569,000
Decrease in other assets	527,594	3,050,703
Decrease in other liabilities	(6,576,105)	(8,339,670)
Net cash provided by operating activities	13,000,033	24,032,135

Investing activities:
Activities in securities available-for-sale:
Purchases	(57,753,116)	(65,204,465)
Sales	-	-
Maturities, prepayments and calls	23,192,675	43,551,916
Activities in securities held-to-maturity:
Purchases	-	-
Maturities, prepayments and calls	860,000	75,868
Increase in loans, net	(40,306,647)	(63,167,119)
Purchases of software, premises and equipment	(604,626)	(1,442,076)
Purchase of bank owned life insurance	-	(30,000,000)
Decrease in other investments	(2,216)	(303,750)
Net cash used in investing activities	(74,613,930)	(116,489,626)

Financing activities:
Net decrease in deposits	(32,895,938)	(112,293,132)
Net (decrease) increase in securities sold under agreements to repurchase	(2,372,676)	14,432,033
Advances from Federal Home Loan Bank:
Issuances	175,000,000	240,000,000
Payments/maturities	(115,016,116)	(115,036,641)
Decrease in other borrowings	(625,000)	(625,000)
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	1,247,220	222,200
Excess tax benefit from stock compensation	1,099,570	28,628
Common stock dividends paid	(2,824,493)	-
Net cash provided by financing activities	23,612,567	26,728,088
Net decrease in cash and cash equivalents	(38,001,330)	(65,729,403)
Cash and cash equivalents, beginning of period	208,938,737	165,288,669
Cash and cash equivalents, end of period	$170,937,407	$99,559,266
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

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2013 Annual Report previously filed on Form 10-K.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio, including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31,
	2014	2013
Cash Transactions:
Interest paid	$3,447,425	$4,540,692
Income taxes paid, net	6,100,000	7,100,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	1,503,511	3,557,313
Loans foreclosed upon and transferred to other real estate owned	1,645,100	550,000
Available-for-sale securities transferred to held-to-maturity portfolio	-	39,959,647

Income Per Common Share — Basic net income per common share available to common stockholders (EPS) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, restricted share awards, and restricted share unit awards. The dilutive effect of outstanding options, common stock appreciation rights, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Basic net income per share calculation:
Numerator - Net income available to common stockholders	$16,367,123	$13,448,125

Denominator - Average common shares outstanding	34,602,337	33,987,265
Basic net income per share available to common stockholders	$0.47	$0.40

Diluted net income per share calculation:
Numerator – Net income available to common stockholders	$16,367,123	$13,448,125

Denominator - Average common shares outstanding	34,602,337	33,987,265
Dilutive shares contingently issuable	364,263	218,937
Average diluted common shares outstanding	34,966,600	34,206,202
Diluted net income per share available to common stockholders	$0.47	$0.39

Note 2.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	116,830	19	9,481	107,368
Mortgage-backed securities	448,646	9,835	6,286	452,195
State and municipal securities	142,338	6,931	496	148,773
Asset-backed securities	16,048	-	226	15,822
Corporate notes and other	10,214	1,031	2	11,243
	$734,076	$17,816	$16,491	$735,401
Securities held-to-maturity:
State and municipal securities	$38,733	$103	$641	$38,195
	$38,733	$103	$641	$38,195

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	117,282	13	13,422	103,873
Mortgage-backed securities	411,967	9,771	8,802	412,936
State and municipal securities	143,763	5,504	856	148,411
Asset-backed securities	17,262	-	255	17,007
Corporate notes and other	10,218	1,018	7	11,229
	$700,492	$16,306	23,342	$693,456
Securities held-to-maturity:
State and municipal securities	$39,796	$72	$1,051	$38,817
	$39,796	$72	$1,051	$38,817

At March 31, 2014, approximately $621,400.0 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

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

The amortized cost and fair value of debt securities as of March 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2014:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,218	$5,276	$239	$241
Due in one year to five years	28,662	29,690	11,556	11,581
Due in five years to ten years	130,249	131,868	14,699	14,398
Due after ten years	105,253	100,550	12,239	11,975
Mortgage-backed securities	448,646	452,195	-	-
Asset-backed securities	16,048	15,822	-	-
	$734,076	$735,401	$38,733	$38,195

At March 31, 2014 and December 31, 2013, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2014:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	4,910	14	96,804	9,467	101,714	9,481
Mortgage-backed securities	133,216	1,172	92,296	5,114	225,512	6,286
State and municipal securities	26,778	670	9,630	467	36,408	1,137
Asset-backed securities	-	-	15,823	226	15,823	226
Corporate notes	749	1	158	1	907	2
Total temporarily-impaired securities	$165,653	$1,857	$214,711	$15,275	$380,364	$17,132

At December 31, 2013:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	8,742	22	92,869	13,400	101,611	13,422
Mortgage-backed securities	157,262	3,913	42,903	4,889	200,165	8,802
State and municipal securities	46,282	1,351	3,798	555	50,080	1,906
Asset-backed securities	-	-	17,006	255	17,006	255
Corporate notes	946	6	159	2	1,105	8
Total temporarily-impaired securities	$213,232	$5,292	$156,735	$19,101	$369,967	$24,393

The applicable dates for determining when securities are in an unrealized loss position are March 31, 2014 and December 31, 2013. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended March 31, 2014 and December 31, 2013, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2014, Pinnacle Financial had approximately $17.1 million in unrealized losses on $380.4 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2014, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known.

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

Note 3.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At March 31, 2014, approximately 74% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer. At least annually, our credit procedures require that every risk rated loan of $250,000 or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of March 31, 2014 and December 31, 2013 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
March 31, 2014
Accruing loans
Pass	$1,410,425	$676,486	$252,406	$1,515,110	$158,088	$4,012,515
Special Mention	7,997	3,557	30,083	12,814	149	54,600
Substandard (1)	22,726	13,900	10,465	36,614	154	83,859
Total	1,441,148	693,943	292,954	1,564,538	158,391	4,150,974
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	7,145	5,679	990	1,538	254	15,606
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	7,145	5,679	990	1,538	254	15,606
Troubled debt restructurings(2)
Pass	143	1,657	111	277	286	2,474
Special Mention	7,736	2,313	-	2,584	-	12,633
Substandard	-	-	-	-	-	-
Total troubled debt restructurings	7,879	3,970	111	2,861	286	15,107
Total impaired loans	15,024	9,649	1,101	4,399	540	30,713
Total loans	$1,456,172	$703,592	$294,055	$1,568,937	$158,931	$4,181,687
(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $83.9 million at March 31, 2014, compared to $65.0 million at December 31, 2013.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2013
Accruing loans
Pass	$1,332,387	$670,412	$275,876	$1,557,923	$143,032	$3,979,630
Special Mention	8,282	1,824	31,835	20,065	-	62,006
Substandard (1)	20,296	14,107	7,297	23,174	154	65,028
Total	1,360,965	686,343	315,008	1,601,162	143,186	4,106,664
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	9,017	5,289	1,070	2,565	242	18,183
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	9,017	5,289	1,070	2,565	242	18,183
Troubled debt restructurings(2)
Pass	2,564	1,666	113	320	276	4,939
Special Mention	-	-	-	-	-	-
Substandard	10,889	2,318	-	1,500	-	14,707
Total troubled debt restructurings	13,453	3,984	113	1,820	276	19,646
Total impaired loans	22,470	9,273	1,183	4,385	518	37,829
Total loans	$1,383,435	$695,616	$316,191	$1,605,547	$143,704	$4,144,493
(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $83.9 million at March 31, 2014, compared to $65.0 million at December 31, 2013.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At March 31, 2014 and December 31, 2013, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $15.6 million and $18.2 million at March 31, 2014 and December 31, 2013, respectively, and are included in the tables above.  For the three months ended March 31, 2014, the average balance of nonaccrual loans was $16.1 million as compared to $21.5 million for the twelve months ended December 31, 2013.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccrual loans been on accruing status, interest income would have been higher by $283,000 for the three months ended March 31, 2014 and by $292,000 for the three months ended March 31, 2013.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at March 31, 2014 and December 31, 2013 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At March 31, 2014			Three Months Ended March 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$5,192	$5,712	$-	$5,225	$-
Consumer real estate – mortgage	2,413	2,476	-	2,427	-
Construction and land development	545	545	-	545	-
Commercial and industrial	1,060	1,168	-	1,074	-
Consumer and other	-	-	-	-	-
Total	$9,210	$9,901	$-	$9,271	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,953	$2,152	$161	$1,964	$-
Consumer real estate – mortgage	3,266	3,514	875	3,289	-
Construction and land development	445	516	14	450	-
Commercial and industrial	478	658	162	879	-
Consumer and other	254	270	86	260	-
Total	$6,396	$7,110	$1,298	$6,842	$-
Total nonaccrual loans	$15,606	$17,011	$1,298	$16,113	$-

	At December 31, 2013:			For the year ended December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$7,035	$7,481	$-	$6,522	$-
Consumer real estate – mortgage	2,162	2,209	-	2,234	-
Construction and land development	545	545	-	938	-
Commercial and industrial	1,828	1,901	-	3,911	-
Consumer and other	-	-	-	-	-
Total	$11,570	$12,136	$-	$13,605	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,982	$2,166	$142	$2,448	$-
Consumer real estate – mortgage	3,127	3,334	722	3,405	-
Construction and land development	525	609	33	568	-
Commercial and industrial	737	1,029	218	1,216	-
Consumer and other	242	252	72	242	-
Total	$6,613	$7,390	$1,187	$7,879	$-
Total nonaccrual loans	$18,183	$19,526	$1,187	$21,484	$-
(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulators and no specific allowance is carried related to those loans.

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2014 or during the year ended December 31, 2013.

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

At March 31, 2014 and December 31, 2013, there were $15.1 million and $19.6 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification made during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	1	432	359
Construction and land development	-	-	-	-	-	-
Commercial and industrial	6	2,584	565	-	-	-
Consumer and other	-	-	-	1	200	170
	6	$2,584	$565	2	$632	$529

During the three months ended March 31, 2014, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. During the three months ended March 31, 2013, two consumer real estate loans totaling $1.0 million which were previously classified as a troubled debt restructuring subsequently defaulted, within twelve months of the restructuring. A default of a troubled debt restructuring is defined as an occurrence which violates the terms of the receivable's contract.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25 % of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2014 with the comparative exposures for December 31, 2013 (in thousands):

	At March 31, 2014:
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2013

Lessors of nonresidential buildings	$501,891	$53,584	$555,475	$515,240
Lessors of residential buildings	240,296	27,544	267,840	270,773

The table below presents past due balances at March 31, 2014 and December 31, 2013, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

March 31, 2014	30-89 days past due and accruing	90 days or more past due and accruing		Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$125	$-		$125	$6,906	$694,296	$701,327
All other	844	7,736	(2)	8,580	239	746,026	754,845
Consumer real estate – mortgage	5,239	-		5,239	5,679	692,674	703,592
Construction and land development	849	147		996	990	292,069	294,055
Commercial and industrial	1,191	52		1,243	1,538	1,566,156	1,568,937
Consumer and other	2,096	8		2,104	254	156,573	158,931
	$10,344	$7,943		$18,287	$15,606	$4,147,794	$4,181,687

December 31, 2013	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$2,534	$-	$2,534	$7,750	$669,014	$679,298
All other	27	2,232	2,259	1,267	700,611	704,137
Consumer real estate – mortgage	2,215	-	2,215	5,289	688,112	695,616
Construction and land development	4,839	-	4,839	1,070	310,282	316,191
Commercial and industrial	1,847	825	2,672	2,565	1,600,310	1,605,547
Consumer and other	1,488	289	1,777	242	141,685	143,704
	$12,950	$3,346	$16,296	$18,183	$4,110,014	$4,144,493

(1) Approximately $10.9  million of nonaccrual loans as of March 31, 2014 and December 31, 2013, respectively, were currently performing pursuant to their contractual terms.
(2) Represents one commercial real estate loan which, subsequent to March 31, 2014, was brought current with a principal curtailment of $7.6 million.

The following table shows the allowance allocation by loan classification and accrual status at March 31, 2014 and December 31, 2013 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commercial real estate –mortgage	$19,636	$19,298	$161	$142	$753	$1,932	$20,550	$21,372
Consumer real estate – mortgage	6,426	7,090	875	722	521	543	7,822	8,355
Construction and land development	6,737	7,186	14	33	14	16	6,765	7,235
Commercial and industrial	25,951	24,660	162	218	597	256	26,710	25,134
Consumer and other	1,764	1,521	86	72	36	39	1,886	1,632
Unallocated	-	-	-	-	-	-	3,791	4,242
	$60,514	$59,755	$1,298	$1,187	$1,921	$2,786	$67,524	$67,970

(1)
Troubled debt restructurings of $15.1 million and $19.6 million as of March 31, 2014 and December 31, 2013, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2012 to December 31, 2013 to March 31, 2014 by loan classification and the allocation of the allowance for loan losses (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(4,123)	(2,250)	(1,351)	(8,159)	(1,369)	-	(17,252)
Recovery of previously charged-off loans	500	1,209	1,464	4,531	244	-	7,948
Provision for loan losses	5,361	634	(2,042)	4,024	1,663	(1,783)	7,857
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970

Collectively evaluated for impairment	$19,298	$7,090	$7,186	$24,660	$1,521		$59,755
Individually evaluated for impairment	2,074	1,265	49	474	111		3,973
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632		$67,970

Loans:
Collectively evaluated for impairment	$1,360,965	$686,343	$315,008	$1,601,162	$143,186		$4,106,664
Individually evaluated for impairment	22,470	9,273	1,183	4,385	518		37,829
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$1,383,435	$695,616	$316,191	$1,605,547	$143,704		$4,144

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(123)	(334)	(7)	(824)	(214)	-	(1,502)
Recovery of previously charged-off loans	1	72	31	398	66	-	568
Provision for loan losses	(700)	(271)	(494)	2,002	402	(451)	488
Balance at March 31, 2014	$20,550	$7,822	$6,765	$26,710	$1,886	$3,791	$67,524

Collectively evaluated for impairment	$19,636	$6,426	$6,737	$25,951	$1,764		$60,514
Individually evaluated for impairment	914	$1,396	28	759	122		7,010
Loans acquired with deteriorated credit quality	-	$-	-	-	-		-
Balance at March 31, 2014	$20,550	$7,822	$6,765	$26,710	$1,886		$67,524

Loans:
Collectively evaluated for impairment	$1,441,148	$693,943	$292,954	$1,564,538	$158,391		$4,150,974
Individually evaluated for impairment	$15,024	$9,649	$1,101	$4,399	$540		$30,713
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-		$-
Balance at March 31, 2014	$1,456,172	$703,592	$294,055	$1,568,937	$158,931		$4,182

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

At March 31, 2014, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.2 million to current directors, executive officers, and their related entities, of which $7.7 million had been drawn upon. At December 31, 2013, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $11.2 million to directors, executive officers, and their related entities, of which approximately $8.9 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pinnacle Bank and did not involve more that the normal risk of collectability or present other unfavorable features. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2014 or December 31, 2013.

Residential Lending

At March 31, 2014, Pinnacle Financial had approximately $14.0 million of mortgage loans held-for-sale compared to approximately $12.9 million at December 31, 2013.  During the first quarter of 2014, Pinnacle Financial began delivering loans on a mandatory basis to its approved investors. Mandatory delivery exposes Pinnacle Financial to interest rate risk between the initial rate-lock and the ultimate sale of the loan to a third-party. Pinnacle Financial sells loans to third-party investors and has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the three months ended March 31, 2014, Pinnacle Financial recognized $952,200 in gains on the sale of these loans, net of commissions paid, compared to $1.8 million during the three months ended March 31, 2013.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

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

Note 4.  Income Taxes

  Accounting Standards Codification (ASC) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  As of March 31, 2014, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not currently anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2014. As of March 31, 2014, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2014 was 33.2% compared to 32.9% for the three months ended March 31, 2013.  The effective tax rate differs from the Federal income tax statutory rate of 35% and state income tax rate of 6.50% primarily due to our investments in bank qualified municipal securities, bank-owned life insurance, and tax savings from our captive insurance subsidiary, PNFP Insurance Inc., offset in part by meals and entertainment and executive compensation expense, portions of which are non-deductible.

Note 5.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At March 31, 2014, these commitments amounted to $1.3 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At March 31, 2014, these commitments amounted to $68.4 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At March 31, 2014, and December 31, 2013, Pinnacle Financial had accrued $1.4 million for the inherent risks associated with these off balance sheet commitments.

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used. On April 29, an order was entered giving final approval to the settlement, and providing a release of claims against Pinnacle Bank and Pinnacle Financial. The order will become final absent the filing of an appeal on or about the thirtieth day following its entry. Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results, or cash flows.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at March 31, 2014 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 6.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, Pinnacle Financial had two equity incentive plans that had been approved by its shareholders at March 31, 2014.  Additionally, Pinnacle Financial had assumed equity plans in connection with acquisitions of Cavalry Bancorp, Inc. (Cavalry) and Mid-America Bancshares, Inc. (Mid-America) under which it had granted stock options and stock appreciation rights to its employees to purchase common stock at or above the fair market value on the date of grant and granted restricted share awards to employees and directors. At March 31, 2014, there were approximately 413,000 shares available for future issuances under the plans that have not expired.

At Pinnacle Financial's annual shareholders' meeting on April 15, 2014, the shareholders of Pinnacle Financial voted in favor of a proposal that adopted the 2014 Equity Incentive Plan (the "2014 Plan").  The issuance of the 2014 Plan proposal addressed the following matters:

(i)
Consolidation of the two existing equity incentive plans, the Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan (the "2004 Plan") and the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the "Mid-America Plan") including approximately 396,000 shares in the aggregate that remain available for issuance under those two plans; and

(ii)	Increased the maximum number of shares of common stock that may be issued to associates and directors by an additional 930,000 shares.

As a result of the adoption of the 2014 Equity Incentive Plan, total shares available for issuance under the 2014 Plan increased to approximately 1,343,000 as of April 15, 2014. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan.

Common Stock Options and Stock Appreciation Rights

As of March 31, 2014, there were 860,593 stock options and 4,716 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the three months ended March 31, 2014 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2013	1,002,500	$25.77	2.48	$7,097	(1)
Granted	-
Exercised	(136,178)
Stock appreciation rights exercised	(813)
Forfeited	(200)
Outstanding at March 31, 2014	865,309	$26.60	2.41	$8,858	(2)
Options exercisable at March 31, 2014	865,309	$26.60	2.41	$8,858	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $32.53 per common share at December 31, 2013 for the approximately 931,425 options and stock appreciation rights that were in-the-money at December 31, 2013.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $37.49 per common share at March 31, 2014 for the approximately 865,309 options and stock appreciation rights that were in-the-money at March 31, 2014.

During the three months ended March 31, 2014, Pinnacle Financial recorded no stock option compensation expense compared to $13,000 during the three months ended March 31, 2013. Compensation costs related to unvested stock options granted under Pinnacle Financial's equity incentive plans had been fully recognized at the end of the first quarter of 2013.  All outstanding option awards are fully vested.

Restricted Share Awards

Additionally, the 2004 plan, certain of the plans assumed in connection with the acquisition of Mid-America and the recently adopted 2014 plan provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of March 31, 2014 under any of these plans.

A summary of activity for unvested restricted share awards for the three months ended March 31, 2014 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2013	821,695	$19.18
Shares awarded	90,979	32.28
Conversion of restricted share units to restricted share awards	186,943	31.68
Restrictions lapsed and shares released to associates/directors	(189,014)	19.05
Shares forfeited(1)	(16,985)	21.11
Unvested at March 31, 2014	893,618	$23.12
(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2014:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards(2)
2014	Associates	5	78,780	-	274	78,506
Performance Based Awards(3)
2014	Leadership team	5	186,943	-	3,096	183,847
Outside Director Awards(4)
2014	Outside directors	1	12,199	-	-	12,199
(1)
Groups include employees (referred to as associates above), the leadership team- which includes our named executive officers and other key senior leadership members and, outside directors.  When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares to pay the applicable income taxes associated with the award. For time-based restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse are subject to clawback at the time of termination. For performance-based awards, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

(2)	The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.
(3)
The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period.

(4)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(5)
These shares represent forfeitures resulting from terminations during the year-to-date period ended March 31, 2014. Any dividends paid on shares for which the forfeiture restrictions do not lapse are subject to clawback.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.  Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three months ended March 31, 2014, Pinnacle Financial recognized approximately $1.2 million in compensation costs attributable to all restricted share awards, compared to $951,000 for the three months ended March 31, 2013.

Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and other members of the leadership team in the first quarter of 2014. The senior executive officers' restricted share unit award included a range from 58,404 units at the target compensation level to 102,209 units at the maximum compensation level.  These restricted share units will convert to a number of restricted share awards based on the achievement of certain performance metrics.  The Leadership Team restricted share unit award of 29,087 units was granted at a target level of performance.  For both senior executive officers and the Leadership Team, approximately one-third of these awards are eligible for conversion to restricted share awards based on the achievement of certain predetermined goals for each of the fiscal years ended December 31, 2014, 2015 and 2016, respectively.  Once converted to restricted share awards, the restrictions on these shares will lapse in 50% increments based on the attainment of certain soundness targets in fiscal 2017 and 2018.  The performance metrics and soundness criteria for each of the impacted fiscal years were established concurrently with the restricted share unit grants in January 2014 by the Human Resources and Compensation Committee of Pinnacle Financial's board of directors (HRCC).  These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award.  Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly.  For the three months ended March 31, 2014, Pinnacle Financial recognized expense associated with the first traunche of this award totaling $52,000. The expense is being accrued at the mid-point of the range between target and maximum performance level for the senior executive officers and the target performance level for the Leadership Team.

Note 7.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the three months ended March 31, 2014, Pinnacle Bank paid $4.9 million in dividends to Pinnacle Financial.  As of March 31, 2014, Pinnacle Bank could pay approximately $76.5 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since declared two subsequent dividend payments.  The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

     Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of March 31, 2014, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):
	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At March 31, 2014
Total capital to risk weighted assets:
Pinnacle Financial	$636,469	13.5%	$378,473	8.0%		$474,055	10.0%
Pinnacle Bank	$610,921	12.9%	$377,709	8.0%		$473,112	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$577,212	12.2%	$189,236	4.0%		$284,433	6.0%
Pinnacle Bank	$551,782	11.7%	$188,854	4.0%		$283,867	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$577,212	11.0%	$210,731	4.0%	$	N/A	N/A
Pinnacle Bank	$551,782	10.5%	$210,003	4.0%		$262,504	5.0%

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

Note 8.  Derivative Instruments

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
A summary of Pinnacle Financial's interest rate swaps related to customers as of March 31, 2014 and December 31, 2013 is included in the following table (in thousands):

	March 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$280,806	$13,099	$294,486	$13,296
Pay variable / receive fixed swaps	280,806	(13,476)	294,486	(13,670)
Total	$561,612	$(377)	$588,972	$(374)

Pinnacle Financial has a forward cash flow hedge relationship to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The terms of the individual contracts within the relationship are as follows (in thousands):

					March 31, 2014			December 31, 2013
	Forecasted Notional Amount	Variable Interest Rate(1)	Fixed Interest Rate(1)	Term(2)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income		Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	1.428%	April 2015-April 2018	$380		$231	$463	$281
Interest Rate Swap	33,000	3 month LIBOR	1.857%	Oct. 2015-April 2019	627		$381	837	509
Interest Rate Swap	33,000	3 month LIBOR	1.996%	Oct. 2015-Oct. 2019	717		$436	1,007	612
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016-April 2020	798		$485	1,172	712
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	1,114		$677	1,818	1,105
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	838		$509	1,307	795
	$198,000				$4,474	$	$ 2,719	$6,604	$4,014

(1)	Pinnacle Financial will pay the fixed interest rate and the counterparties pay Pinnacle Financial the variable rate.
(2)	No cash will be exchanged prior to the term.

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

Note 9.  Fair Value of Financial Instruments

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

Other equity investments – Included in other investments are other equity investments in certain nonpublic private equity funds.  The valuation of nonpublic private equity investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market values are not readily available.

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements, the cash flow hedge and interest rate locks associated with the mortgage loan pipeline.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows.  The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

March 31, 2014	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	107,368	-	107,368	-
Mortgage-backed securities	452,195	-	452,195	-
State and municipal securities	148,773	-	148,773	-
Agency-backed securities	15,822	-	15,822	-
Corporate notes and other	11,243	-	11,243	-
Total investment securities available-for-sale	$735,401	$-	$735,401	$-
Other equity investments	7,137	-	-	7,137
Other assets	17,860	-	17,860	-
Total assets at fair value	$760,398	$-	$753,261	$7,137

Other liabilities	$13,476	$-	$13,476	$-
Total liabilities at fair value	$13,476	$-	$13,476	$-

December 31, 2013
Investment securities available-for-sale:
U.S. government agency securities	$103,873	$-	$103,873	$-
Mortgage-backed securities	412,936	-	412,936	-
State and municipal securities	148,411	-	148,411	-
Agency-backed securities	17,007	-	17,007	-
Corporate notes and other	11,229	-	11,229	-
Total investment securities available-for-sale	693,456	-	693,456	-
Other equity investments	6,701	-	-	6,701
Other assets	19,900	-	19,900	-
Total assets at fair value	$720,057	$-	$713,356	$6,701

Other liabilities	$13,670	$-	$13,670	$-
Total liabilities at fair value	$13,670	$-	$13,670	$-

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$15,038	$-	$-	$15,038	$(310)
Nonaccrual loans, net (1)	14,308	-	-	14,308	(153)
Total	$29,346	$-	$-	$29,346	$(463)

December 31, 2013
Other real estate owned	$15,226	$-	$-	$15,226	$(2,258)
Nonaccrual loans, net (1)	16,996	-	-	16,996	(2,921)
Total	$32,222	$-	$-	$32,222	$(5,179)

(1)	Amount is net of a valuation allowance of $1.3 at March 31, 2014 and $1.2 million at December 31, 2013 as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2014 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended March 31,
	2014		2013
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$6,701	$-	$4,681	$-
Total realized gains (losses) included in income	130	-	100	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	-	-	-	-
Purchases	306	-	304	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Transfers out of Level 3	-	-	-	-
Fair value, March 31	7,137	-	5,085	-
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$130	$-	$100	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, subordinated debt and other borrowings - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the FHLB, floating rate subordinated debt and other borrowings, and floating rate loans approximate their fair values due to having no stated maturity. Fair values for certificates of deposit, fixed rate advances from the FHLB and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.  For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

Off-balance sheet instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).
(dollars in thousands) March 31, 2014	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$38,733	$38,195	$-	$38,195	$-
Loans, net	4,114,163	4,062,235	-	-	4,062,235
Mortgage loans held-for-sale	13,971	14,437	-	14,437	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,568,669	4,210,590	-	-	4,210,590
Federal Home Loan Bank advances	150,604	150,556	-	-	150,556
Subordinated debt and other borrowings	98,033	72,483	-	-	72,483

Off-balance sheet instruments:
Commitments to extend credit (2)	1,221,891	1,051	-	-	1,051
Standby letters of credit (3)	68,419	320	-	-	320

December 31, 2013
Financial assets:
Securities held-to-maturity	$39,796	$38,817	$-	$38,817	$-
Loans, net	4,076,524	4,021,675	-	-	4,021,675
Mortgage loans held for sale	12,850	12,999	-	12,999	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,603,938	4,378,805	-	-	4,378,805
Federal Home Loan Bank advances	90,637	90,652	-	-	90,652
Subordinated debt and other borrowings	98,658	73,083	-	-	73,083

Off-balance sheet instruments:
Commitments to extend credit (2)	1,206,528	1,040	-	-	1,040
Standby letters of credit (3)	69,231	331	-	-	331
(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at March 31, 2014 and December 31, 2013, Pinnacle Financial included in other liabilities $1.3 million representing the inherent risks associated with these off-balance sheet commitments.

(3)
At March 31, 2014 and December 31, 2013, the fair value of Pinnacle Financial's standby letters of credit was $320,000 and $331,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 10.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended March 31, 2014, and the year ended December 31, 2013, has been prepared in accordance with ASC 810.

At March 31, 2014, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs.  As discussed more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances and accruing restructured commercial loans.

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014				December 31, 2013
Type	Assets Recognized (maximum loss)		Liability Recognized		Assets Recognized (maximum loss)		Liability Recognized		Balance Sheet Classification
Low income housing partnerships	$7,902		$-		$7,945		$-		Other assets
Trust preferred issuances	N/	A	82,476		N/	A	82,476		Subordinated debt
Commercial troubled debt restructurings	10,740		-		15,273		-		Loans
Managed discretionary trusts	N/	A	N/	A	N/	A	N/	A	N/	A

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2014 and December 31, 2013 and our results of operations for the three months ended March 31, 2014 and 2013.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three months ended March 31, 2014 was $0.47 and $0.39 for the same period in 2013.  At March 31, 2014, loans had increased to $4.182 billion, as compared to $4.144 billion at December 31, 2013, and total deposits decreased to $4.501 billion at March 31, 2014 from $4.533 billion at December 31, 2013.

Results of Operations.  Our net interest income increased $3.1 million to $45.9 million for the first quarter of 2014 compared to $42.8 million for the first quarter of 2013. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2014 was 3.76% compared to 3.90% for the same period in 2013.

Our provision for loan losses was $488,000 for the three months ended March 31, 2014 compared to $2.2 million for the same period in 2013.  Our provision expense correlates with the growth in our net loans offset by an overall reduction in the amount of our allowance for loan losses as a result of improvements in our loan portfolio.  Net charge-offs were $934,000 for the three months ended March 31, 2014, compared to $2.2 million in the prior year. Our allowance for loan losses as a percentage of total loans decreased from 1.64% at December 31, 2013 to 1.61% at March 31, 2014, as a result of improving credit metrics within our loan portfolio.
Noninterest income increased by $834,000 during the three months ended March 31, 2014, compared to the same period in the prior year. These increases are primarily attributable to continued growth in our wealth management businesses as well as increases in other noninterest income. These increases were offset by a reduction in income related to mortgage loans sold. Included in other noninterest income are miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange), interest rate swap fee transactions for commercial borrowers and gains from the sale of loans that occur from time to time.
Noninterest expense increased by $1.2 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of increased salaries and employment benefits. Costs associated with the disposal and maintenance of other real estate owned decreased by $70,000 during the three months ended March 31, 2014, when compared to the same period in 2013.
During the three months ended March 31, 2014, Pinnacle Financial recorded income tax expense of $8.1 million.  Pinnacle Financial's effective tax rate for the three months ended March 31, 2014 and 2013 of 33.2% and 32.9%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 57.4% for the three months ended March 31, 2014, compared to 59.4% for the same period in 2013. Net income for the three months ended March 31, 2014 was $16.4 million compared to $13.4 million for the same period in 2013.
Financial Condition.  Net loans increased $37.6 million, or 0.9% during the three months ended March 31, 2014. Total deposits were $4.501 billion at March 31, 2014, compared to $4.533 billion at December 31, 2013, a decrease of $32.9 million, or 0.7%.

At March 31, 2014, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.  From time to time we may be required to support the capital needs of our bank. At March 31, 2014, we had approximately $23.1 million of cash at the holding company which could be used to support our bank. Although we do not anticipate our bank needing any additional capital from us currently, we believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.
Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2014-2013
	March 31		Percent
	2014	2013	Increase (Decrease)
Interest income	$49,291	$47,156	4.5%
Interest expense	3,383	4,398	(23.1)%
Net interest income	45,908	42,758	7.4%
Provision for loan losses	488	2,172	(77.6)%
Net interest income after provision for loan losses	45,420	40,585	11.9%
Noninterest income	12,736	11,902	7.0%
Noninterest expense	33,650	32,440	3.7%
Net income before income taxes	24,507	20,048	22.2%
Income tax expense	8,140	6,600	23.3%
Net Income	$16,367	$13,448	21.7%

Basic net income per common share	$0.47	$0.40	17.5%

Diluted net income per common share	$0.47	$0.39	20.5%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $45.9 million for the three months ended March 31, 2014, an increase of $3.1 million  from the levels recorded in the same period of 2013. We were able to increase net interest income during the three months ended March 31, 2014 compared to the same period in 2013 due primarily to our focus on growing our loan portfolio as average loans for the three months ended March 31, 2014 were 12.2% greater than average balances for the same period in 2013 and reducing our funding costs between the two periods.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2014 and 2013 (dollars in thousands):
	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$4,130,289	$43,696	4.30%	$3,681,686	$41,514	4.58%
Securities:
Taxable	573,330	3,720	2.63%	537,951	3,671	2.77%
Tax-exempt (2)	175,209	1,598	4.94%	176,153	1,656	5.09%
Federal funds sold and other	144,864	277	0.92%	117,483	315	1.25%
Total interest-earning assets	5,023,692	$49,291	4.04%	4,513,273	$47,156	4.30%
Nonearning assets
Intangible assets	247,360			248,940
Other nonearning assets	242,979			229,805
Total assets	$5,514,031			$4,992,018

Interest-bearing liabilities:
Interest bearing deposits:
Interest checking	$921,034	$429	0.19%	$775,136	$606	0.32%
Savings and money market	1,951,787	1,427	0.30%	1,632,715	1,624	0.40%
Time	507,929	739	0.59%	589,038	1,182	0.81%
Total interest-bearing deposits	3,380,750	2,595	0.31%	2,996,889	3,412	0.46%
Securities sold under agreements to repurchase	62,500	31	0.20%	130,740	78	0.24%
Federal Home Loan Bank advances	83,787	123	0.59%	98,989	191	0.78%
Subordinated debt and other borrowings	98,651	634	2.61%	106,777	717	2.72%
Total interest-bearing liabilities	3,625,688	3,383	0.38%	3,333,395	4,398	0.54%
Noninterest-bearing deposits	1,128,743	-	-	952,853	-	-
Total deposits and interest-bearing liabilities	4,754,431	$3,383	0.29%	4,286,248	$4,398	0.42%
Other liabilities	18,857			17,529
Stockholders' equity	740,743			688,241
Total liabilities and stockholders' equity	$5,514,031			$4,992,018
Net interest income		$45,908			$42,758
Net interest spread (3)			3.66%			3.76%
Net interest margin (4)			3.76%			3.90%
1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2014 would have been 3.75% compared to a net interest spread of 3.88% for the three months ended March 31, 2013.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2014 and 2013, our net interest spread was 3.66% and 3.76%, respectively, while the net interest margin was 3.76% and 3.90%, respectively. A reduction in loan yields between the first quarter of 2014 and the first quarter of 2013 was the primary reason for the decline in the margin and spread. During the three months ended March 31, 2014, total funding rates were less than those rates for the same period in the prior year by 13 basis points.  The net decrease was largely caused by the continued shift in our deposit mix, as we increased our checking accounts (both interest bearing and non-interest bearing) and concurrently reduced balances of higher-cost time deposits. We will continue to seek opportunities to reduce the cost of specific deposit accounts where we believe the amount we are currently paying for those funds exceeds market pricing.  However, we believe future decreases in our funding costs will become more limited compared to recent periods.

Additionally, lower levels of nonaccrual loans positively impacted our net interest margin during the three months ended March 31, 2014 when compared to the same period in 2013. Average nonaccrual loans were $16.1 million for the three months ended March 31, 2014, which was a decrease from $22.3 million of average nonaccrual loans for the three months ended March 31, 2013.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain low for an extended period of time.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters, and we anticipate that this challenging competitive environment will continue throughout the remainder of 2014.

We continue to believe our net interest income should increase throughout 2014 compared to 2013 primarily due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets by growing our core deposits and with wholesale funding limited to that required to fund the shortfall, if any.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.64% at December 31, 2013 to 1.61% at March 31, 2014.  Our allowance for loan losses as a percentage of our nonaccrual loans has increased from 373.8% at December 31, 2013 to 432.7% at March 31, 2014.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2014. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $488,000 and $2.2 million for the three months ended March 31, 2014 and 2013, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

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

The following is a summary of our noninterest income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended		2014-2013
	March 31,		Percent
	2014	2013	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,791	$2,480	12.5%
Investment services	2,128	1,793	18.7%
Insurance sales commissions	1,385	1,393	(0.6)%
Gains on mortgage loans sold, net	952	1,813	(47.5)%
Trust fees	1,146	944	21.3%
Other noninterest income:
ATM and other consumer fees	2,225	1,807	23.1%
Bank-owned life insurance	616	270	128.1%
Loan swap fees	28	473	(94.1%)
Other equity investments	131	167	(21.6%)
Other noninterest income	1,334	761	75.3%
Total other noninterest income	4,334	3,478	24.6%
Total noninterest income	$12,736	$11,902	7.0%

The increase in service charges on deposit accounts in the first quarter of 2014 compared to the first three months of 2013 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) are also included in noninterest income. For the three months ended March 31, 2014 and 2013, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, totaled $2.1 million and $1.8 million, respectively.  At March 31, 2014, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.6 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.3 billion at March 31, 2013. Insurance commissions were approximately $1.4 million for the three months ended each of March 31, 2014 and March 31, 2013. Included in insurance income for the first quarter of 2014 was $243,000 of contingent income received based on 2013 sales production compared to $334,000 recorded in the first quarter of 2013. Additionally, at March 31, 2014, our trust department was receiving fees on approximately $613.4 million of managed assets compared to $516.0 million at March 31, 2013. Accordingly, trust fees increased by 21.3% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $952,200 for the three months ended March 31, 2014 as compared to $1.8 million for the same periods in the prior year.

Over the last several years, the reduced interest rates have provided home owners the opportunity to refinance their existing mortgages at low rates; however, as interest rates begin to rise, we anticipate that our mortgage originations will decrease from those levels realized in recent years. The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

Included in other noninterest income are ATM and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, changes in the fair value of our other equity investments and gains from loan sales. ATM revenues and other consumer fees realized in the first quarter of 2014 increased approximately $418,000 as compared to the same period in the prior year because of expansion of our card penetration rate and usage between 2013 and 2014.

Additionally, noninterest income included changes in the cash surrender value of bank-owned life insurance which was $616,000 for the three months ended March 31, 2014 compared to $270,000 for the three months ended March 31, 2013. The increase in earnings on these bank-owned life insurance policies resulted primarily from the 2013 purchase of approximately $38 million in additional bank-owned life insurance with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Also, during the first quarter of 2014 we recognized approximately $131,000 in gains in the market value of our other equity investments compared to $167,000 in the prior year's comparable period.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended		2014-2013
	March 31,		Percent
	2014	2013	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$12,455	$11,444	8.8%
Commissions	1,337	1,119	19.5%
Cash incentives	3,375	2,850	18.4%
Employee benefits and other	4,583	4,159	10.2%
Total salaries and employee benefits	21,750	19,572	11.1%
Equipment and occupancy	5,709	5,113	11.7%
Other real estate expense	651	721	(9.7)%
Marketing and business development	909	791	15.0%
Postage and supplies	561	591	(5.2)%
Amortization of intangibles	238	521	(54.4)%
Other noninterest expense	3,832	5,130	(25.3)%
Total noninterest expense	$33,650	$32,440	3.7%

Total salaries and employee benefits expenses increased approximately 11.1% for the first quarter of 2014 over the same period in 2013.  The increase in salaries is the result of our annual merit increases being effective January 1 as well as the overall increase in our associate base. At March 31, 2014, our associate base had expanded to 744.0 full-time equivalent associates as compared to 720.5 at March 31, 2013.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. As compared to 2013, cash incentives increased by $525,000 to $3.4 million for the three months ended March 31, 2014.  Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted bonus. We currently believe that our performance for fiscal 2014 will exceed our targets and we are currently accruing incentive costs for the cash incentive plan in 2014 above target levels at the maximum award level, which is 125% of targeted awards.

Employee benefits include items such as payroll taxes, health insurance, and employer match for the 401(k) program. Additionally, included in employee benefits and other expense for the three months ended March 31, 2014, were approximately $1.2 million of compensation expenses related to restricted share awards and performance unit awards compared to $950,000 for the three months ended March 31, 2013.  We provide a broad-based equity incentive plan for all associates. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization.

Equipment and occupancy expenses for the three months ended March 31, 2014, increased $596,000 as compared to the same period in the prior year.  We expanded our retail operations in the second quarter of 2013 in the Knoxville market with the opening of our Cedar Bluff location and also increased our leased space at our corporate headquarters in downtown Nashville, Tennessee, in the first quarter of 2014.  In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At March 31, 2014, we had $15.0 million in OREO assets compared to $15.2 million at December 31, 2013.  Other real estate expense was $651,000 for the three months ended March 31, 2014, compared to $721,000 for the same period in the prior year. Approximately $143,000 of the other real estate expense incurred during the three months ended March 31, 2014, was realized losses on dispositions and holding losses due to reduced valuations of OREO properties compared to $665,000 for the same period in the prior year. The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

The decrease in intangible amortization expense between the three months ended March 31, 2014 as compared to the same periods in March 31, 2013 was attributable to the final amortization of the core deposit intangible associated with the 2006 acquisition of Cavalry Bancorp in the second quarter of 2013.  The remaining expense for the amortization of intangibles relates primarily to the intangible acquired in the Mid-America merger in November 2007.  This core deposit intangible is being amortized over ten years, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with this core deposit intangible will approximate $700,000 to $860,000 per year for the next three years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of Miller Loughry Beach, an insurance brokerage firm, in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of the customer list intangible amounted to $21,000 for the three months ended March 31, 2014 and $23,000 for the three months ended March 31, 2013, respectively. As a result, we expect total intangible amortization expense to approximate $1.0 million in 2014.

Total other noninterest expenses decreased by $1.3 million, respectively, during the three months ended March 31, 2014 when compared to 2013 which is primarily attributable to an approximate $877,000 prepayment penalty we incurred due to the prepayment of $35.0 million in FHLB advances in the first quarter of 2013.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 57.4% for the three months ended March 31, 2014 compared to 59.4% for the three months ended March 31, 2013. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The improvement in our efficiency ratio is primarily related to our income growth increasing more rapidly than the associated expenses.

Income Taxes.  During the three months ended March 31, 2014, we recorded income tax expense of $8.1 million respectively, compared to $6.6 million, respectively, for the three months ended March 31, 2013. Our income tax expense for the year-to-date period ended March 31, 2014 reflects an effective income tax rate of 33.2% compared to 32.9% for the year-to-date period ended March 31, 2013 which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.

Financial Condition

Our consolidated balance sheet at March 31, 2014 reflects an increase in total loans outstanding to $4.182 billion at March 31, 2014 compared to $4.144 billion at December 31, 2013. Total deposits decreased by $32.9 million between December 31, 2013 and March 31, 2014. Total assets were $5.601 billion at March 31, 2014 compared to $5.564 billion at December 31, 2013.

Loans.  The composition of loans at March 31, 2014 and at December 31, 2013 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,456,172	34.8%	$1,383,435	33.4%
Consumer real estate – mortgage	703,592	16.8%	695,616	16.8%
Construction and land development	294,055	7.0%	316,191	7.6%
Commercial and industrial	1,568,937	37.5%	1,605,547	38.7%
Consumer and other	158,931	3.8%	143,704	3.5%
Total loans	$4,181,687	100.0%	$4,144,493	100.0%

The primary changes within the composition of our loan portfolio at March 31, 2014 as compared to December 31, 2013 reflect increased loan demand in the commercial real estate segment.  The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At March 31, 2014, approximately 48.1% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the consumer and other segment is primarily the result of increased indirect automobile lending.

The following table classifies our fixed and variable rate loans at March 31, 2014 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2014			Percentage
	Fixed	Variable		At March 31,
	Rates	Rates	Totals	2014
Based on contractual maturity:
Due within one year	$205,097	$732,583	$937,680	22.4%
Due in one year to five years	993,448	839,504	1,832,952	43.8%
Due after five years	595,951	815,105	1,411,056	33.8%
Totals	$1,794,496	$2,387,192	$4,181,688	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,278,748	$1,278,748	30.6%
Due within one year	205,097	386,201	591,298	14.1%
Due in one year to five years	993,448	445,104	1,438,552	34.4%
Due after five years	595,951	277,139	873,090	20.9%
Totals	$1,794,496	$2,387,192	$4,181,688	100.0%

The above information does not consider the impact of scheduled principal payments.
(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $834.7 million of our daily floating rate loan portfolio and on approximately $471.0 million of the remaining variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.49% compared to the average coupon of 3.77% for this portfolio. The weighted average rate of the floors for the remaining variable rate portfolio is 4.15% compared to the average coupon rate of 3.16% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,	December 31,
Accruing loans past due 30 to 89 days:	2014	2013
Commercial real estate – mortgage	$969	$2,561
Consumer real estate – mortgage	5,239	2,215
Construction and land development	849	4,839
Commercial and industrial	1,191	1,847
Consumer and other	2,096	1,488
Total accruing loans past due 30 to 89 days	$10,344	$12,950

Accruing loans past due 90 days or more:
Commercial real estate – mortgage(1)	$7,736	$2,232
Consumer real estate – mortgage	-	-
Construction and land development	147	-
Commercial and industrial	52	825
Consumer and other	8	289
Total accruing loans past due 90 days or more	$7,943	$3,346

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.25%	0.31%
Accruing loans past due 90 days or more as a percentage of total loans	0.19%	0.08%
Total accruing loans in past due status as a percentage of total loans	0.44%	0.39%

(1) Represents one commercial real estate loan which, subsequent to March 31, 2014, was brought current with a principal curtailment of $7.6 million.

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $83.9 million or 2.0% of total loans at March 31, 2014 compared to $65.0 million or 1.6% of total loans at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings.  Troubled debt restructurings are not included in potential problem loans.  Approximately $6.1 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2014.

Nonperforming Assets and Troubled Debt Restructurings.  At March 31, 2014, we had $30.6 million in nonperforming assets compared to $33.4 million at December 31, 2013. Included in nonperforming assets were $15.6 million in nonaccrual loans and $15.1 million in OREO at March 31, 2014 and $18.2 million in nonaccrual loans and $15.2 million in OREO assets at December 31, 2013.  At March 31, 2014 and December 31, 2013, there were $15.0 million and $19.6 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at March 31, 2014 and December 31, 2013 (dollars in thousands):
	At December 31, 2013	Payments, Sales and Reductions(1)	Foreclosures(2)	Inflows (3)	At March 31, 2014
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$9,017	$(306)	$(1,572)	$6	$7,145
Consumer real estate – mortgage	5,289	(441)	(73)	904	5,679
Construction and land development	1,070	(80)	-	0	990
Commercial and industrial	2,565	(1,891)	-	864	1,538
Consumer and other	242	(926)	-	938	254
Total nonaccrual loans (4)	18,183	(3,644)	(1,645)	2,712	15,606
Other real estate owned	15,226	(1,833)	1,645	-	15,038
Total nonperforming assets	33,409	(5,477)	-	2,712	30,644
Troubled debt restructurings:
Commercial real estate – mortgage	13,453	(5,574)	-	-	7,879
Consumer real estate – mortgage	3,984	(14)	-	-	3,970
Construction and land development	113	(2)	-	-	111
Commercial and industrial	1,820	(1,544)	-	2,585	2,861
Consumer and other	276		-	10	286
Total troubled debt restructurings	19,646	(7,134)	-	2,595	15,107
Total nonperforming assets and troubled debt restructurings	$53,055	$(12,611)	$-	$5,307	$45,751
Ratios:
Nonaccrual loans to total loans	0.44%				0.37%
Nonperforming assets to total loans plus other
real estate owned	0.88%				0.73%
Nonperforming assets plus troubled debt
restructurings to total loans and
other real estate owned	1.28%				1.09%
Nonperforming assets, potential problem loans
and troubled debt restructurings
to Pinnacle Bank Tier I capital and
allowance for loan losses	19.02%				20.93%
Classified asset ratio (Pinnacle Bank)(5)	18.50%				21.18%
Allowance for loan loss coverage ratio	373.8%				432.7%

(1)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the three months ended March 31, 2014.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(2)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO during the three months ended March 31, 2014.
(3)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the three months ended  March 31, 2014. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)	Approximately $10.9 million, as of each of March 31, 2014 and December 31, 2013 of nonaccrual loans included above are currently paying pursuant to their contractual terms.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

At March 31, 2014, we owned $15.0 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $15.2 million at December 31, 2013, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (dollars in thousands):

	March 31,	December 31,
	2014	2013
Developed lots	$847	$1,296
Undeveloped land	11,303	11,564
Other	2,888	2,366
	$15,038	$15,226

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of  March 31, 2014 and December 31, 2013, our allowance for loan losses was approximately $67.5 million and $68.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of March 31, 2014 and December 31, 2013 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$20,550	34.8%	$21,372	33.4%
Consumer real estate - mortgage	7,822	16.8%	8,355	16.8%
Construction and land development	6,765	7.0%	7,235	7.6%
Commercial and industrial	26,710	37.5%	25,134	38.7%
Consumer and other	1,886	3.8%	1,632	3.5%
Unallocated	3,791	NA	4,242	NA
Total allowance for loan losses	$67,524	100.0%	$67,970	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended March 31, 2014 and for the year ended December 31, 2013 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended March 31, 2014	Year ended December 31, 2013
Balance at beginning of period	$67,970	$69,417
Provision for loan losses	488	7,857
Charged-off loans:
Commercial real estate – mortgage	(123)	(4,123)
Consumer real estate – mortgage	(334)	(2,250)
Construction and land development	(7)	(1,351)
Commercial and industrial	(824)	(8,159)
Consumer and other loans	(214)	(1,369)
Total charged-off loans	(1,502)	(17,252)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	1	500
Consumer real estate – mortgage	72	1,209
Construction and land development	31	1,464
Commercial and industrial	398	4,531
Consumer and other loans	66	244
Total recoveries of previously charged-off loans	568	7,948
Net charge-offs	(934)	(9,304)
Balance at end of period	$67,524	$67,970
Ratio of allowance for loan losses to total loans outstanding at end of period	1.61%	1.64%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.27%	0.24%
______________________
(1)	Net charge-offs for the year-to-date period ended March 31, 2014 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2013.
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $774.1 million and $733.3 million at March 31, 2014 and December 31, 2013, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013
Weighted average life	4.83 years	5.22 years
Effective duration	3.69%	4.61%
Weighted average coupon	3.43%	3.50%
Tax equivalent yield	3.17%	3.15%

Deposits and Other Borrowings.    We had approximately $4.501 billion of deposits at March 31, 2014 compared to $4.533 billion at December 31, 2013. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $68.1 million at March 31, 2014 and $70.5 million at December 31, 2013.   Additionally, at March 31, 2014, and December 31, 2013, Pinnacle Bank had borrowed $150.6 million and $90.6 million, respectively, in advances from the FHLB.   At March 31, 2014, Pinnacle Bank also had approximately $739.6 million in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,		December 31,
	2014	Percent	2013	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,180,202	24.50%	$1,167,763	24.35%
Interest-bearing demand accounts	903,681	18.76%	870,662	18.16%
Savings and money market accounts	1,605,783	33.33%	1,655,087	34.52%
Time deposit accounts less than $250,000	397,811	8.26%	408,520	8.52%
Total core funding	4,087,477	84.85%	4,102,032	85.54%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	8,706	0.18%	13,633	0.28%
Reciprocating money market accounts (1)	296,670	6.16%	309,276	6.45%
Reciprocating time deposits	32,483	0.67%	32,689	0.68%
Other time deposits	75,241	1.56%	77,838	1.62%
Securities sold under agreements to repurchase	68,093	1.41%	70,465	1.47%
Total relationship based non-core funding	481,193	9.99%	503,901	10.51%
Wholesale funding:
Brokered deposits	-	0.00%	-	0.00%
Federal Home Loan Bank advances	150,604	3.13%	90,637	1.89%
Holding company loan	15,557	0.32%	16,182	0.34%
Subordinated debt – Pinnacle Financial	82,476	1.71%	82,476	1.72%
Total wholesale funding	248,637	5.16%	189,295	3.95%
Total non-core funding	729,830	15.15%	693,196	14.46%
Totals	$4,817,307	100.00%	$4,795,228	100.00%
(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At March 31, 2014 and December 31, 2013, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 85.5% at December 31, 2013 to 84.9% at March 31, 2014.

Continuing to grow our core deposit base is a key strategic objective of our firm.  While our core funding decreased by $14.6 million between December 31, 2013 and March 31, 2014, we believe this decrease is cyclical in nature and consistent with historical trends for the first quarter. We have numerous commercial and affluent consumer depositors that maintain significant balances in their transaction and money market accounts. These deposits are subject to significant fluctuations from time to time for such purposes as distributions to owners, taxes, business acquisitions, etc. As a result, our core funding ratios may also fluctuate meaningfully based on these factors.

The amount of time deposits as of March 31, 2014 amounted to $505.5 million.  The following table shows our time deposits, in denominations of $250,000 and less and those of denominations greater than $250,000 by category based on time remaining until maturity of (1) three months or less, (2) over three but less than nine months, (3) over nine but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$136,348	0.40%
Over three but less than six months	85,623	0.49%
Over six but less than twelve months	105,932	0.49%
Over twelve months	102,391	0.92%
	$430,294	0.56%
Denomination $250,000 and greater
Three months or less	$32,019	0.45%
Over three but less than six months	11,273	0.40%
Over six but less than twelve months	17,716	0.71%
Over twelve months	14,233	1.41%
	$75,241	0.68%
Totals	$505,535	0.58%

Subordinated debt and other borrowings.  We have four wholly-owned Pinnacle Financial subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At March 31, 2014, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

Date Established		Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at March 31, 2014
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.03%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.63%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.88%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.08%

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

Pinnacle Financial is required to make quarterly principal payments of $625,000 beginning on September 30, 2012, and the loan matures on June 15, 2017. Pinnacle Financial is permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. As of March 31, 2013, Pinnacle Financial had prepaid $5.0 million on this loan.  At March 31, 2014, the balance owed on this loan was $15.6 million.

On October 2, 2013, the Loan Agreement was amended to permit Pinnacle Financial to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such dividends.

Capital Resources.  At March 31, 2014 and December 31, 2013, our stockholders' equity amounted to $742.5 million and $723.7 million, respectively, an increase of approximately $18.8 million.  Substantially all of this increase is attributable to our net income and increases in the unrealized gain on available-for-sale securities.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the three months ended March 31, 2014, Pinnacle Bank paid dividends of $4.9 million to Pinnacle Financial.  As of March 31, 2014, Pinnacle Bank could pay approximately $76.5 million of additional dividends to Pinnacle Financial without prior TDFI approval.

On February 28, 2014, Pinnacle Financial paid $2.8 million in dividends to common shareholders. On April 15, 2014, our Board of Directors declared a $0.08 quarterly cash dividend to common shareholders which should approximate $2.8 million in aggregate dividend payments that will be paid on May 30, 2014 to common shareholders of record as of the close of business on May 9, 2014. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

·
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

At March 31, 2014, our model results indicated that our balance sheet is liability sensitive to parallel shifts in interest rates in increments of 100 to 150 basis points.  The liability sensitivity present at the 100 to 150 basis point increment level is primarily attributable to the fact that our loan floors will prevent the rise in yields on our loan portfolio at these levels from out-pacing the potential rise in deposit costs.  We become asset-sensitive once those rate increments reach 150 to 200 basis points as we break through interest rate floors placed on variable and floating rate loans at a more substantial level of interest rate increases.  Absent any other asset liability strategies an interest rate increase of a 150 to 200 basis point level could result in slightly increased margins. Over time, we expect to reduce our liability sensitivity as we engage in initiatives to bring our firm toward an interest rate neutral position over the next several quarters.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. We also have a cash flow hedge to manage our future interest rate exposure. We have prepared written hedge documentation identifying the risk management objective and designating the derivative instruments as part of a cash flow hedging relationship. This cash flow hedge transaction was designated as an ASC 815 hedge and was assessed at inception and will be assessed on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in cash flows of the hedged item. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings. Cash flows from derivative contracts will be reported as operating activities on the Consolidated Statements of Cash Flows.

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

In addition, Pinnacle Bank is a member of the FHLB.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions. The remaining discount was $141,000 at March 31, 2014.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At March 31, 2014, Pinnacle Bank had received advances from the FHLB totaling $150.5 million at the following rates and maturities (dollars in thousands):
Scheduled Maturities	Amount	Interest Rates(1)
2014	$135,000	0.20%
2015	-	-
2016	15,000	2.35%
2017	-	-
2018	12	2.00%
Thereafter	451	2.46%
Total	$150,463
Weighted average interest rate		0.42%
______________________
(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of March 31, 2014.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $230 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at March 31, 2014, or during the quarter then ended under these agreements. Pinnacle Bank also has approximately $500 million in available Federal Reserve discount window lines of credit.

At March 31, 2014, excluding reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will represent an insignificant percentage of our total funding in 2014 as we seek to maintain a higher level of core deposits.

At March 31, 2014, we had no significant commitments for capital expenditures. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.
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
Off-Balance Sheet Arrangements.  At March 31, 2014, we had outstanding standby letters of credit of $68.4 million and unfunded loan commitments outstanding of $1.3 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 39 through 59 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used. On April 29, an order was entered giving final approval to the settlement, and providing a release of claims against Pinnacle Bank and Pinnacle Financial. The order will become final absent the filing of an appeal on or about the thirtieth day following its entry. Pinnacle Financial does not believe that any liability arising from this legal matter will have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results, or cash flows.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	35,011	$31.95	-	-
February 1, 2014 to February 28, 2014	16,491	35.48	-	-
March 1, 2014 to March 31, 2014	590	36.08	-	-
Total	52,092	$33.12	-	-
______________________
(1)
During the quarter ended March 31, 2014, 189,014 shares of restricted stock previously awarded to certain of our associates and leadership team members vested.  We withheld 52,092 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

PINNACLE FINANCIAL PARTNERS, INC.

May 2, 2014	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 2, 2014	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer