Form 10-Q
period 2014-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2014-08-01
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
As of July 31, 2014 there were 35,610,952 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2014

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to grow its loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the development of any new market other than Nashville or Knoxville; (xii) a merger or acquisition; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial) or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xix) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xx) the possibility of increased compliance costs as a result of increased regulatory oversight and the development of additional banking products for our corporate and consumer clients; and (xxi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014 and Pinnacle Financial's most recent quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Cash and noninterest-bearing due from banks	$91,575,519	$79,785,004
Interest-bearing due from banks	114,865,408	124,509,486
Federal funds sold and other	4,667,086	4,644,247
Cash and cash equivalents	211,108,013	208,938,737

Securities available-for-sale, at fair value	743,528,294	693,456,314
Securities held-to-maturity (fair value of $38,290,464 and $38,817,467 at
June 30, 2014 and December 31, 2013, respectively)	38,537,545	39,795,649
Mortgage loans held-for-sale	24,591,553	12,850,339

Loans	4,315,561,552	4,144,493,486
Less allowance for loan losses	(66,888,250)	(67,969,693)
Loans, net	4,248,673,302	4,076,523,793

Premises and equipment, net	72,534,086	72,649,574
Other investments	33,496,695	33,226,195
Accrued interest receivable	15,921,099	15,406,389
Goodwill	243,550,227	243,651,006
Core deposits and other intangible assets	3,365,399	3,840,750
Other real estate owned	12,946,465	15,226,136
Other assets	140,538,915	148,210,975
Total assets	$5,788,791,593	$5,563,775,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,324,358,420	$1,167,414,487
Interest-bearing	900,576,170	884,294,802
Savings and money market accounts	1,950,235,361	1,962,714,398
Time	476,343,393	519,049,037
Total deposits	4,651,513,344	4,533,472,724
Securities sold under agreements to repurchase	62,272,670	70,465,326
Federal Home Loan Bank advances	170,556,327	90,637,328
Subordinated debt and other borrowings	97,408,292	98,658,292
Accrued interest payable	661,273	792,703
Other liabilities	41,997,702	46,041,823
Total liabilities	5,024,409,608	4,840,068,196
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
35,601,495 and 35,221,941 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	35,601,495	35,221,941
Additional paid-in capital	555,428,349	550,212,135
Retained earnings	170,155,642	142,298,199
Accumulated other comprehensive loss, net of taxes	3,196,499	(4,024,614)
Total stockholders' equity	764,381,985	723,707,661
Total liabilities and stockholders' equity	$5,788,791,593	$5,563,775,857
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$45,089,706	$42,149,149	$88,785,364	$83,663,362
Securities:
Taxable	3,628,264	3,650,766	7,348,543	7,321,700
Tax-exempt	1,563,612	1,483,965	3,161,409	3,140,373
Federal funds sold and other	282,822	260,440	559,880	575,212
Total interest income	50,564,404	47,544,320	99,855,196	94,700,647

Interest expense:
Deposits	2,481,762	2,955,985	5,077,002	6,368,381
Securities sold under agreements to repurchase	31,329	70,823	61,844	148,639
Federal Home Loan Bank advances and other borrowings	824,912	918,762	1,582,134	1,826,403
Total interest expense	3,338,003	3,945,570	6,720,980	8,343,423
Net interest income	47,226,401	43,598,750	93,134,216	86,357,224
Provision for loan losses	254,348	2,774,048	741,986	4,946,452
Net interest income after provision for loan losses	46,972,053	40,824,702	92,392,230	81,410,772

Noninterest income:
Service charges on deposit accounts	2,965,644	2,540,866	5,756,612	5,021,110
Investment services	2,164,410	1,895,398	4,292,244	3,688,038
Insurance sales commissions	1,144,871	1,107,696	2,529,792	2,501,000
Gain on mortgage loans sold, net	1,668,604	1,948,531	2,903,475	3,803,942
Loss on sale of investment securities	-	(25,241)	-	(25,241)
Trust fees	1,071,848	880,204	2,217,599	1,824,536
Other noninterest income	3,582,067	2,978,266	7,630,084	6,414,691
Total noninterest income	12,597,444	11,325,720	25,329,806	23,228,076

Noninterest expense:
Salaries and employee benefits	21,772,469	20,570,753	43,522,429	40,143,109
Equipment and occupancy	5,822,662	5,204,159	11,531,692	10,317,209
Other real estate expense	226,006	1,390,606	877,158	2,111,568
Marketing and other business development	1,064,990	987,171	1,973,891	1,777,842
Postage and supplies	544,194	517,667	1,104,808	1,109,155
Amortization of intangibles	237,676	248,186	475,351	769,173
Other noninterest expense	4,233,931	1,943,190	8,062,459	7,073,683
Total noninterest expense	33,901,928	30,861,732	67,547,788	63,301,739
Income before income taxes	25,667,569	21,288,690	50,174,248	41,337,109
Income tax expense	8,497,589	6,978,160	16,637,146	13,578,452
Net income	17,169,980	14,310,530	33,537,102	27,758,657
Per share information:
Basic net income per common share	$0.49	$0.42	$0.97	$0.81
Diluted net income per common share	$0.49	$0.42	$0.96	$0.81
Weighted average shares outstanding:
Basic	34,697,888	34,172,274	34,650,377	34,080,281
Diluted	35,081,702	34,431,054	35,024,859	34,319,796

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,169,980	$14,310,530	$33,537,102	$27,758,657
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	5,104,719	(13,933,693)	10,050,631	(16,204,604)
Change in fair value of cash flow hedges, net of tax	(1,535,212)	3,347,367	(2,829,518)	3,347,367
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	-	15,339	-	15,339
Total comprehensive income	$20,739,487	$3,739,543	$40,758,215	$14,916,759

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholders' Equity
	Shares	Amount

Balances, December 31, 2012	34,696,597	$34,696,597	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock
options and related tax benefits	123,239	123,239	1,282,323	-	-	1,405,562
Issuance of restricted common shares,
net of forfeitures	293,441	293,441	(293,441)	-	-	-
Restricted shares withheld for taxes	(39,514)	(39,514)	(781,156)	-	-	(820,670)
Compensation expense for restricted shares	-	-	1,983,339	-	-	1,983,339
Compensation expense for stock options	-	-	12,470	-	-	12,470
Net income	-	-	-	27,758,657	-	27,758,657
Other comprehensive loss	-	-	-	-	(12,841,898)	(12,841,898)
Balances, June 30, 2013	35,073,763	$35,073,763	$545,963,974	$115,145,346	$385,736	$696,568,819

Balances, December 31, 2013	35,221,941	$35,221,941	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock
options and related tax benefits	175,442	175,442	4,664,969	-	-	4,840,411
Common stock dividends paid	-	-	-	(5,679,659)		(5,679,659)
Issuance of restricted common shares,
net of forfeitures	259,197	259,197	(259,197)	-	-	-
Restricted shares withheld for taxes	(55,085)	(55,085)	(1,771,041)	-	-	(1,826,126)
Compensation expense for restricted shares	-	-	2,581,483	-	-	2,581,483
Net income	-	-	-	33,537,102	-	33,537,102
Other comprehensive income	-	-	-	-	7,221,113	7,221,113
Balances, June 30, 2014	35,601,495	$35,601,495	$555,428,349	$170,155,642	$3,196,499	$764,381,985

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$33,537,102	$27,758,657
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	2,154,065	2,373,927
Depreciation and amortization	4,598,989	4,622,942
Provision for loan losses	741,986	4,946,452
Gain on mortgage loans sold, net	(2,903,475)	(3,803,942)
Loss on sale of investment securities	-	25,241
Stock-based compensation expense	2,581,483	1,995,809
Deferred tax benefit (expense)	(136,855)	67,794
Losses on dispositions of other real estate and other investments	141,913	1,877,964
Excess tax benefit from stock compensation	(1,166,463)	(140,181)
Mortgage loans held for sale:
Loans originated	(153,548,739)	(226,714,093)
Loans sold	144,711,000	243,750,000
(Decrease) increase in other assets	(1,504,523)	10,576,616
Decrease in other liabilities	(4,207,922)	(12,608,365)
Net cash provided by operating activities	24,998,561	54,728,821

Investing activities:
Activities in securities available-for-sale:
Purchases	(96,556,556)	(128,922,089)
Sales	1,273,528	1,213,584
Maturities, prepayments and calls	59,975,601	77,932,668
Activities in securities held-to-maturity:
Purchases	-	(2,045,030)
Maturities, prepayments and calls	864,028	2,325,000
Increase in loans, net	(171,994,156)	(221,126,597)
Purchases of software, premises and equipment	(3,265,513)	(3,388,292)
Purchase of bank owned life insurance	-	(30,000,000)
Increase in other investments	(178,118)	(3,325,587)
Net cash used in investing activities	(209,881,186)	(307,336,343)

Financing activities:
Net increase in deposits	118,040,619	81,390,021
Net (decrease) increase in securities sold under agreements to repurchase	(8,192,656)	2,678,252
Advances from Federal Home Loan Bank:
Issuances	410,000,000	324,038,282
Payments/maturities	(330,047,151)	(74,091,731)
Decrease in other borrowings	(1,250,000)	(6,250,000)
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	3,014,285	584,892
Excess tax benefit from stock compensation	1,166,463	140,181
Common stock dividends paid	(5,679,659)	-
Net cash provided by financing activities	187,051,901	328,489,897
Net decrease in cash and cash equivalents	2,169,276	75,882,375
Cash and cash equivalents, beginning of period	208,938,737	165,288,669
Cash and cash equivalents, end of period	$211,108,013	$241,171,044

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

Recently Adopted Accounting Pronouncements —  In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of comprehensive income for the three and six months ended June 30, 2014, Pinnacle Financial did not reclassify any net losses out of other comprehensive income into loss on the sale of investment securities, net of tax, compared to reclassifications of net losses for the three and six months ended June 30, 2013, of approximately $15,000, net of tax.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2014 and 2013 was as follows:

	For the six months ended June 30,
	2014	2013
Cash Transactions:
Interest paid	$6,886,261	$8,701,479
Income taxes paid, net	14,100,000	15,600,009
Noncash Transactions:
Loans charged-off to the allowance for loan losses	3,268,626	11,377,491
Loans foreclosed upon and transferred to other real estate owned	1,672,459	1,780,131
Available-for-sale securities transferred to held-to-maturity portfolio	-	39,959,647

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, restricted share awards, and restricted share unit awards. The dilutive effect of outstanding options, common stock appreciation rights, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

The following is a summary of the basic and diluted net income per share calculations for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic net income per share calculation:
Numerator - Net income	$17,169,980	$14,310,530	$33,537,102	$27,758,657

Denominator - Average common shares outstanding	34,697,888	34,172,274	34,650,377	34,080,281
Basic net income per share	$0.49	$0.42	$0.97	$0.81

Diluted net income per share calculation:
Numerator – Net income	$17,169,980	$14,310,530	$33,537,102	$27,758,657

Denominator - Average common shares outstanding	34,697,888	34,172,274	34,650,377	34,080,281
Dilutive shares contingently issuable	383,814	258,780	374,482	239,515
Average diluted common shares outstanding	35,081,702	34,431,054	35,024,859	34,319,796
Diluted net income per share	$0.49	$0.42	$0.96	$0.81

Note 2.  Securities
The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	117,053	19	6,148	110,924
Mortgage-backed agency securities	452,580	11,608	4,250	459,938
State and municipal securities	138,382	8,066	328	146,120
Asset-backed securities	15,380	-	150	15,230
Corporate notes and other	10,207	1,109	-	11,316
	$733,602	$20,802	$10,876	$743,528
Securities held-to-maturity:
State and municipal securities	$38,538	$120	$368	$38,290
	$38,538	$120	$368	$38,290

December 31, 2013:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	117,282	13	13,422	103,873
Mortgage-backed agency securities	411,967	9,771	8,802	412,936
State and municipal securities	143,763	5,504	856	148,411
Asset-backed securities	17,262	-	255	17,007
Corporate notes and other	10,218	1,018	7	11,229
	$700,492	$16,306	23,342	$693,456
Securities held-to-maturity:
State and municipal securities	$39,796	$72	$1,051	$38,817
	$39,796	$72	$1,051	$38,817

At June 30, 2014, approximately $619.1 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of June 30, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2014:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,124	$4,161	$658	$660
Due in one year to five years	33,208	34,896	8,184	8,107
Due in five years to ten years	125,395	128,613	12,578	12,632
Due after ten years	102,915	100,690	17,118	16,891
Mortgage-backed agency securities	452,580	459,938	-	-
Asset-backed securities	15,380	15,230	-	-
	$733,602	$743,528	$38,538	$38,290

At June 30, 2014 and December 31, 2013, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2014:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	903	2	101,152	6,146	102,055	6,148
Mortgage-backed agency securities	69,147	515	109,845	3,735	178,992	4,250
State and municipal securities	3,098	13	31,228	683	34,326	696
Asset-backed securities	-	-	15,230	150	15,230	150
Corporate notes	500	-	157	-	657	-
Total temporarily-impaired securities	$73,648	$530	$257,612	$10,714	$331,260	$11,244

At December 31, 2013:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	8,742	22	92,869	13,400	101,611	13,422
Mortgage-backed agency securities	157,262	3,913	42,903	4,889	200,165	8,802
State and municipal securities	46,282	1,351	3,798	555	50,080	1,906
Asset-backed securities	-	-	17,006	255	17,006	255
Corporate notes	946	6	159	2	1,105	8
Total temporarily-impaired securities	$213,232	$5,292	$156,735	$19,101	$369,967	$24,393

The applicable dates for determining when securities are in an unrealized loss position are June 30, 2014 and December 31, 2013. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended June 30, 2014 and December 31, 2013, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2014, Pinnacle Financial had approximately $11.2 million in unrealized losses on $331.3 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at June 30, 2014, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

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

The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. There is also a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and/or recovery changes.

Note 3.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (FDIC).

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At June 30, 2014, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by the loan officer. At least annually, our credit procedures require that every risk rated loan of $500,000 or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of June 30, 2014 and December 31, 2013 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
June 30, 2014
Accruing loans
Pass	$1,417,022	$672,747	$253,501	$1,634,704	$168,287	$4,146,261
Special Mention	16,291	2,667	26,739	23,163	146	69,006
Substandard (1)	17,268	12,932	11,550	35,162	154	77,066
Total	1,450,581	688,346	291,790	1,693,029	168,587	4,292,333
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	6,754	6,239	978	1,387	320	15,678
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	6,754	6,239	978	1,387	320	15,678
Troubled debt restructurings(2)
Pass	-	66	107	263	83	519
Special Mention	-	820	-	-	200	1,020
Substandard	-	3,057	-	2,955	-	6,012
Total troubled debt restructurings	-	3,943	107	3,218	283	7,551
Total impaired loans	6,754	10,182	1,085	4,605	603	23,229
Total loans	$1,457,335	$698,528	$292,875	$1,697,634	$169,190	$4,315,562

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $77.1 million at June 30, 2014, compared to $65.0 million at December 31, 2013.

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

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $77.1 million at June 30, 2014, compared to $65.0 million at December 31, 2013.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At June 30, 2014 and December 31, 2013, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $15.7 million and $18.2 million at June 30, 2014 and December 31, 2013, respectively, and are included in the tables above.  For the six months ended June 30, 2014, the average balance of nonaccrual loans was $16.1 million as compared to $21.5 million for the twelve months ended December 31, 2013.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccrual loans been on accruing status, interest income would have been higher by $416,000 for the six months ended June 30, 2014 and by $573,000 for the six months ended June 30, 2013.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at June 30, 2014 and December 31, 2013 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At June 30, 2014			For the six months ended June 30, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$4,814	$5,407	$-	$4,913	$-
Consumer real estate – mortgage	2,336	2,416	-	2,366	-
Construction and land development	545	545	-	545	-
Commercial and industrial	1,018	1,161	-	1,053	-
Consumer and other	-	-	-	-	-
Total	$8,713	$9,529	$-	$8,877	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,940	$2,145	$190	$1,967	$-
Consumer real estate – mortgage	3,903	4,185	1,089	4,045	-
Construction and land development	433	512	16	443	-
Commercial and industrial	369	375	145	469	-
Consumer and other	320	338	126	333	-
Total	$6,965	$7,555	$1,566	$7,257	$-
Total nonaccrual loans	$15,678	$17,084	$1,566	$16,134	$-

	At December 31, 2013:			For the year ended December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$7,035	$7,481	$-	$6,522	$-
Consumer real estate – mortgage	2,162	2,209	-	2,234	-
Construction and land development	545	545	-	938	-
Commercial and industrial	1,828	1,901	-	3,911	-
Consumer and other	-	-	-	-	-
Total	$11,570	$12,136	$-	$13,605	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,982	$2,166	$142	$2,448	$-
Consumer real estate – mortgage	3,127	3,334	722	3,405	-
Construction and land development	525	609	33	568	-
Commercial and industrial	737	1,029	218	1,216	-
Consumer and other	242	252	72	242	-
Total	$6,613	$7,390	$1,187	$7,879	$-
Total nonaccrual loans	$18,183	$19,526	$1,187	$21,484	$-

(1)	Collateral dependent loans are typically charged-off to their net realizable value pursuant to requirements of our primary regulators and no specific allowance is carried related to those loans.

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2014 or during the year ended December 31, 2013.

Impaired loans also include loans that Pinnacle Bank has elected to formally restructure due to the weakening credit status of a borrower. The restructuring may facilitate a repayment plan that seeks to minimize the potential losses that Pinnacle Bank may otherwise incur.  If on nonaccrual status as of the date of restructuring, the loans are included in nonaccrual loans. Loans that have been restructured that were performing as of the restructure date and continue to perform in accordance with the restructured terms are reported separately as troubled debt restructurings.

At June 30, 2014 and December 31, 2013, there were $7.6 million and $19.6 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification made during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1	75	59	7	2,955	2,099
Consumer and other	-	-	-	-	-	-
	1	$75	$59	7	$2,955	$2,099

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	1	428	355
Construction and land development	1	51	44	1	51	44
Commercial and industrial	1	1,500	1,290	1	1,500	1,290
Consumer and other	-	-	-	1	193	164
	2	$1,551	$1,334	4	$2,172	$1,853

During the three months ended June 30, 2014 and 2013, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.  During the six months ended June 30, 2014, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. During the six months ended June 30, 2013, two consumer real estate loans totaling $1.0 million which were previously classified as a troubled debt restructuring subsequently defaulted due to their lack of performance, within twelve months of the restructuring. A default of a troubled debt restructuring is defined as an occurrence which violates the terms of the receivable's restructured contract.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2014 with the comparative exposures for December 31, 2013 (in thousands):

	At June 30, 2014:
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2013

Lessors of nonresidential buildings	$477,902	$73,210	$551,112	$515,240
Lessors of residential buildings	245,782	33,609	279,391	270,773

The table below presents past due balances at June 30, 2014 and December 31, 2013, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

June 30, 2014	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$914	$280	$1,194	$6,754	$694,903	$702,851
All other	21	-	21	-	754,463	754,484
Consumer real estate – mortgage	5,402	-	5,402	6,239	686,887	698,528
Construction and land development	5,083	-	5,083	978	286,814	292,875
Commercial and industrial	3,581	51	3,632	1,387	1,692,615	1,697,634
Consumer and other	3,561	318	3,879	320	164,991	169,190
	$18,562	$649	$19,211	$15,678	$4,280,673	$4,315,562
December 31, 2013
Commercial real estate:
Owner-occupied	$2,534	$-	$2,534	$7,750	$669,014	$679,298
All other	27	2,232	2,259	1,267	700,611	704,137
Consumer real estate – mortgage	2,215	-	2,215	5,289	688,112	695,616
Construction and land development	4,839	-	4,839	1,070	310,282	316,191
Commercial and industrial	1,847	825	2,672	2,565	1,600,310	1,605,547
Consumer and other	1,488	289	1,777	242	141,685	143,704
	$12,950	$3,346	$16,296	$18,183	$4,110,014	$4,144,493

(1)	Approximately $10.7 million and $10.9 million of nonaccrual loans as of June 30, 2014 and December 31, 2013, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at June 30, 2014 and December 31, 2013 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Commercial real estate –mortgage	$19,149	$19,298	$190	$142	$-	$1,932	$19,339	$21,372
Consumer real estate – mortgage	6,292	7,090	1,089	722	827	543	8,208	8,355
Construction and land development	6,376	7,186	16	33	22	16	6,414	7,235
Commercial and industrial	26,663	24,660	145	218	675	256	27,483	25,134
Consumer and other	1,751	1,521	126	72	59	39	1,936	1,632
Unallocated	-	-	-	-	-	-	3,508	4,242
	$60,231	$59,755	$1,566	$1,187	$1,583	$2,786	$66,888	$67,970

(1)
Troubled debt restructurings of $7.6 million and $19.6 million as of June 30, 2014 and December 31, 2013, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2012 to December 31, 2013 to June 30, 2014 by loan classification and the allocation of the allowance for loan losses (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(4,123)	(2,250)	(1,351)	(8,159)	(1,369)	-	(17,252)
Recovery of previously charged-off loans	500	1,209	1,464	4,531	244	-	7,948
Provision for loan losses	5,361	634	(2,042)	4,024	1,663	(1,783)	7,857
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970

Collectively evaluated for impairment	$19,298	$7,090	$7,186	$24,660	$1,521		$59,755
Individually evaluated for impairment	2,074	1,265	49	474	111		3,973
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632		$67,970

Loans:
Collectively evaluated for impairment	$1,360,965	$686,343	$315,008	$1,601,162	$143,186		$4,106,664
Individually evaluated for impairment	22,470	9,273	1,183	4,385	518		37,829
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$1,383,435	$695,616	$316,191	$1,605,547	$143,704		$4,144,493

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(393)	(418)	(7)	(1,777)	(674)	-	(3,269)
Recovery of previously charged-off loans	216	126	240	624	239	-	1,445
Provision for loan losses	(1,856)	145	(1,054)	3,502	739	(734)	742
Balance at June 30, 2014	$19,339	$8,208	$6,414	$27,483	$1,936	$3,508	$66,888

Collectively evaluated for impairment	$19,149	$6,292	$6,376	$26,663	$1,751		$63,739
Individually evaluated for impairment	190	$1,916	38	820	185		3,149
Loans acquired with deteriorated credit quality	-	$-	-	-	-		-
Balance at June 30, 2014	$19,339	$8,208	$6,414	$27,483	$1,936		$66,888

Loans:
Collectively evaluated for impairment	$1,450,581	$688,346	$291,790	$1,693,029	$168,587		$4,292,333
Individually evaluated for impairment	$6,754	$10,182	$1,085	$4,605	$603		$23,229
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-		$-
Balance at June 30, 2014	$1,457,335	$698,528	$292,875	$1,697,634	$169,190		$4,315,562

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

At June 30, 2014, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $8.7 million to current directors, executive officers, and their related entities, of which $6.2 million had been drawn upon. At December 31, 2013, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $11.2 million to directors, executive officers, and their related entities, of which approximately $8.9 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pinnacle Bank and did not involve more than the normal risk of collectability or present other unfavorable features. None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2014 or December 31, 2013.

Residential Lending

At June 30, 2014, Pinnacle Financial had approximately $24.6 million of mortgage loans held-for-sale compared to approximately $12.9 million at December 31, 2013.  During the first quarter of 2014, Pinnacle Financial began delivering loans on a mandatory basis to its approved investors. Mandatory delivery requires that Pinnacle Financial deliver an individual loan contract to the investor or compensate the investor in the event the loan does not ultimately close. Mandatory delivery exposes Pinnacle Financial to interest rate risk between the initial rate-lock and the ultimate sale of the loan to its approved investors. Pinnacle Financial enters into a short-term economic hedging relationship on a loan-by-loan basis to mitigate this interest rate exposure. Pinnacle Financial has not entered into any forward commitments with investors for future bulk loan sales.  All of these loan sales transfer servicing rights to the buyer.  During the six months ended June 30, 2014, Pinnacle Financial recognized $2.9 million in gains on the sale of these loans, net of commissions paid, compared to $3.8 million during the six months ended June 30, 2013.

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

Note 4.  Income Taxes

  Accounting Standards Codification (ASC) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  As of June 30, 2014, Pinnacle Financial had no unrecognized tax benefits related to Federal or State income tax matters and does not currently anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2014. As of June 30, 2014, Pinnacle Financial has accrued no interest and no penalties related to uncertain tax positions.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2014 was 33.1% and 33.2% compared to 32.8% for the three and six months ended June 30, 2013.  The effective tax rate differs from the Federal income tax statutory rate of 35% and state income tax rate of 6.50% primarily due to our investments in bank qualified municipal securities, bank-owned life insurance, and tax savings from our captive insurance subsidiary, PNFP Insurance Inc., offset in part by meals and entertainment and executive compensation expense, portions of which are non-deductible.

Note 5.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At June 30, 2014, these commitments amounted to $1.2 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At June 30, 2014, these commitments amounted to $65.7 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At June 30, 2014, and December 31, 2013, Pinnacle Financial had accrued $1.4 million for the inherent risks associated with these off-balance sheet commitments.

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used. In April 2014, an order was entered giving final approval to the settlement, and providing a release of claims against Pinnacle Bank and Pinnacle Financial. The order is now final and non-appealable. The settlement of this matter did not have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results, or cash flows.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at June 30, 2014 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 6.  Stock Options, Stock Appreciation Rights and Restricted Shares

At Pinnacle Financial's annual shareholders' meeting on April 15, 2014, the shareholders of Pinnacle Financial voted in favor of a proposal that adopted Pinnacle Financial's 2014 Equity Incentive Plan (the "2014 Plan").  The issuance of Pinnacle Financial's 2014 Plan proposal addressed the following matters:

(i)
Consolidation of the two existing equity incentive plans, the Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan (the "2004 Plan") and the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the "Mid-America Plan") including approximately 396,000 shares in the aggregate that remained available for issuance under those two plans at that date; and

(ii)	Increased the maximum number of shares of common stock that may be issued to associates and directors by an additional 930,000 shares.

  The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding under the 2004 Plan and the Mid-America Plan that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan. Total shares available for issuance under the 2014 Plan were approximately 1.4 million shares as of June 30, 2014, inclusive of shares returned to the plan during the six months ended June 30, 2014.

Common Stock Options and Stock Appreciation Rights

As of June 30, 2014, there were 821,651 stock options and 4,159 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the six months ended June 30, 2014 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2013	1,002,500	$25.77	2.48	$7,097	(1)
Granted	-
Exercised	(174,920)
Stock appreciation rights exercised(3)	(1,370)
Forfeited	(400)
Outstanding at June 30, 2014	825,810	$26.68	2.20	$10,495	(2)
Options exercisable at June 30, 2014	825,810	$26.68	2.20	$10,495	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $32.53 per common share at December 31, 2013 for the approximately 931,425 options and stock appreciation rights that were in-the-money at December 31, 2013.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $39.48 per common share at June 30, 2014 for the approximately 825,810 options and stock appreciation rights that were in-the-money at June 30, 2014.

(3)	During the six months ended June 30, 2014, 1,370 SARS were converted into 522 common shares upon exercise.

  During the six months ended June 30, 2014, Pinnacle Financial recorded no stock option compensation expense compared to $13,000 during the six months ended June 30, 2013. Compensation costs related to unvested stock options granted under Pinnacle Financial's equity incentive plan had been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

Additionally, the recently adopted 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of June 30, 2014 under this plan.

A summary of activity for unvested restricted share awards for the six months ended June 30, 2014 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2013	821,695	$19.18
Shares awarded	97,018	32.35
Conversion of restricted share units to restricted share awards	186,943	31.68
Restrictions lapsed and shares released to associates/directors	(199,403)	19.14
Shares forfeited(1)	(24,764)	20.71
Unvested at June 30, 2014	881,489	$23.25

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2014:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards(2)
2014	Associates	5	84,819	-	1,527	83,292
Performance Based Awards(3)
2014	Leadership team	5	186,943	-	3,096	183,847
Outside Director Awards(4)
2014	Outside directors	1	12,199	-	-	12,199

(1)
Groups include employees (referred to as associates above), the leadership team which includes our named executive officers and other key senior leadership members, and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares to pay the applicable income taxes associated with the award. For time-based restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination. For performance-based awards, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

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

(5)
These shares represent forfeitures resulting from recipients for whom employment terminated during the year-to-date period ended June 30, 2014. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total grant date fair value.  Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three and six months ended June 30, 2014, Pinnacle Financial recognized approximately $1.2 million and $2.4 million in compensation costs attributable to restricted share awards, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2013.

Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and other members of the leadership team in the first quarter of 2014. The senior executive officers' restricted share unit award included a range from 58,404 units at the target compensation level to 102,209 units at the maximum compensation level.  These restricted share units will convert to a number of restricted share awards based on the achievement of certain performance metrics.  The Leadership Team restricted share unit award of 29,087 units was granted at a target level of performance.  For both senior executive officers and the Leadership Team, approximately one-third of these awards are eligible for conversion to restricted share awards based on the achievement of certain predetermined goals for each of the fiscal years ended December 31, 2014, 2015 and 2016, respectively.  Once converted to restricted share awards, the restrictions on these shares will lapse in 2018 and 2019 in 50% increments based on the attainment of certain soundness targets in fiscal 2017 and 2018, respectively.  The performance metrics and soundness criteria for each of the impacted fiscal years were established concurrently with the restricted share unit grants in January 2014 by the Human Resources and Compensation Committee of Pinnacle Financial's board of directors (HRCC).  These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award.  Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly.  For the three and six months ended June 30, 2014, Pinnacle Financial recognized expense associated with the first traunche of this award totaling $83,000 and $155,000, respectively. The expense is being accrued at the maximum compensation level for the senior executive officers and the target compensation level for the Leadership Team.

Note 7.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the six months ended June 30, 2014, Pinnacle Bank paid $8.97 million in dividends to Pinnacle Financial. As of June 30, 2014, Pinnacle Bank could not pay in excess of $90.7 million of additional dividends to Pinnacle Financial in 2014 without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since declared three subsequent dividend payments.  The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of June 30, 2014, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount			Ratio
At June 30,2014

Total capital to risk weighted assets:
Pinnacle Financial	$657,333	13.4%	$393,991	8.0%		$493,150		10.0%
Pinnacle Bank	$627,449	12.8%	$196,447	8.0%		$295,077		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$595,690	12.1%	$196,995	4.0%		$295,890		6.0%
Pinnacle Bank	$565,975	11.5%	$196,447	4.0%		$295,077		6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$595,690	11.0%	$217,121	4.0%	$	N/	A	N/	A
Pinnacle Bank	$565,975	10.5%	$216,416	4.0%		$270,520		5.0%

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

The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Non-hedge derivatives

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of June 30, 2014 and December 31, 2013 is included in the following table (in thousands):

	June 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$257,823	$13,490	$294,486	$13,296
Pay variable / receive fixed swaps	257,823	(13,878)	294,486	(13,670)
Total	$515,646	$(388)	$588,972	$(374)

Hedge derivatives

During the second quarter of 2013, Pinnacle Financial entered into a forward cash flow hedge relationship to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The terms of the individual contracts within the relationship are as follows (in thousands):

					June 30, 2014		December 31, 2013
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	1.428%	April 2015-April 2018	$101	$61	$463	$281
Interest Rate Swap	33,000	3 month LIBOR	1.857%	Oct. 2015-April 2019	236	$143	837	509
Interest Rate Swap	33,000	3 month LIBOR	1.996%	Oct. 2015-Oct. 2019	256	$156	1,007	612
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016-April 2020	304	$185	1,172	712
Interest Rate Swap	34,000	3 month LIBOR	2.646%	April 2016-April 2022	353	$215	1,818	1,105
Interest Rate Swap	34,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	316	$192	1,307	795
	$200,000				$1,566	$952	$6,604	$4,014

(1)	No cash will be exchanged prior to the term.

During the second quarter of 2014, Pinnacle Financial entered into four additional interest rate swap agreements as part of the management of interest rate risk. Pinnacle Financial designated the interest rate swaps as cash flow hedges intended to protect against the variability of cash flows using the first payments received method on a rolling portfolio of selected LIBOR based loans to customers. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The terms of the respective swaps range from seven to ten years and start on July1, 2014. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. Pinnacle Financial believes that the credit risk inherent in the contract is not significant. The terms of the individual contracts within the relationship are as follows (in thousands):

					June 30, 2014		December 31, 2013
	Forecasted Notional Amount	Pay Rate	Receive Rate	Term(1)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	1 month LIBOR	2.09%	July 2014 - July 2021	$151	$92	$0	$0
Interest Rate Swap	25,000	1 month LIBOR	2.27%	July 2014 - July 2022	86	52	0	0
Interest Rate Swap	30,000	1 month LIBOR	2.42%	July 2014 - July 2023	114	69	0	0
Interest Rate Swap	27,500	1 month LIBOR	2.50%	July 2014 - July 2024	31	19	0	0
	$110,000				$382	$232	$0	$0

(1)	No cash will be exchanged prior to the term.

All of the cash flow hedges were determined to be effective during the period presented, and therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the consolidated statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to remain fully effective during the remaining terms of the swaps.

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

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

June 30, 2014	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	110,924	-	110,924	-
Mortgage-backed securities	459,938	-	459,938	-
State and municipal securities	146,120	-	146,120	-
Agency-backed securities	15,230	-	15,230	-
Corporate notes and other	11,316	-	11,316	-
Total investment securities available-for-sale	$743,528	$-	$743,528	$-
Other equity investments	7,186	-	-	7,186
Other assets	16,073	-	16,073	-
Total assets at fair value	$766,787	$-	$759,601	$7,186

Other liabilities	$13,878	$-	$13,878	$-
Total liabilities at fair value	$13,878	$-	$13,878	$-

December 31, 2013
Investment securities available-for-sale:
U.S. government agency securities	$103,873	$-	$103,873	$-
Mortgage-backed securities	412,936	-	412,936	-
State and municipal securities	148,411	-	148,411	-
Agency-backed securities	17,007	-	17,007	-
Corporate notes and other	11,229	-	11,229	-
Total investment securities available-for-sale	693,456	-	693,456	-
Other equity investments	6,701	-	-	6,701
Other assets	19,900	-	19,900	-
Total assets at fair value	$720,057	$-	$713,356	$6,701

Other liabilities	$13,670	$-	$13,670	$-
Total liabilities at fair value	$13,670	$-	$13,670	$-

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total net losses for the year-to-date period then ended
Other real estate owned	$12,946	$-	$-	$12,946	$566
Nonaccrual loans, net (1)	14,112	-	-	14,112	102
Total	$27,058	$-	$-	$27,058	$668

December 31, 2013
Other real estate owned	$15,226	$-	$-	$15,226	$2,258
Nonaccrual loans, net (1)	16,996	-	-	16,996	2,921
Total	$32,222	$-	$-	$32,222	$5,179

(1)	Amount is net of a valuation allowance of $1.6 million at June 30, 2014 and $1.2 million at December 31, 2013 as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2014 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the six months ended June 30,
	2014		2013
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$6,701	$-	$4,681	$-
Total realized gains (losses) included in income	92	-	(320)	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	-	-	-	-
Purchases	393	-	1,365	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Transfers out of Level 3	-	-	-	-
Fair value, June 30	7,186	-	5,726	-
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$92	$-	$(320)	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Securities held-to-maturity - Estimated fair values for investment securities are based on quoted market prices where available.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2014 and December 31, 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

(dollars in thousands) June 30, 2014	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$38,538	$38,290	$-	$38,290	$-
Loans, net	4,248,673	4,178,982	-	-	4,178,982
Mortgage loans held-for-sale	24,592	25,049	-	25,049	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,713,786	4,435,305	-	-	4,435,305
Federal Home Loan Bank advances	170,556	170,407	-	-	170,407
Subordinated debt and other borrowings	97,408	76,620	-	-	76,620

Off-balance sheet instruments:
Commitments to extend credit (2)	1,244,584	1,085	-	-	1,085
Standby letters of credit (3)	65,687	286	-	-	286

December 31, 2013
Financial assets:
Securities held-to-maturity	$39,796	$38,817	$-	$38,817	$-
Loans, net	4,076,524	4,021,675	-	-	4,021,675
Mortgage loans held for sale	12,850	12,999	-	12,999	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,603,938	4,378,805	-	-	4,378,805
Federal Home Loan Bank advances	90,637	90,652	-	-	90,652
Subordinated debt and other borrowings	98,658	73,083	-	-	73,083

Off-balance sheet instruments:
Commitments to extend credit (2)	1,206,528	1,040	-	-	1,040
Standby letters of credit (3)	69,231	331	-	-	331

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at June 30, 2014 and December 31, 2013, Pinnacle Financial included in other liabilities $1.4 million representing the inherent risks associated with these off-balance sheet commitments.

(3)
At June 30, 2014 and December 31, 2013, the fair value of Pinnacle Financial's standby letters of credit was $286,000 and $331,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 10.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIEs primary beneficiary and disclosures surrounding those VIEs which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended June 30, 2014, and the year ended December 31, 2013, has been prepared in accordance with ASC 810.

At June 30, 2014, Pinnacle Financial did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs.  As discussed more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Pinnacle Financial has the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances and accruing restructured commercial loans.

The following table summarizes VIEs that are not consolidated by Pinnacle Financial as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
Type	Assets Recognized (maximum loss)		Liability Recognized		Assets Recognized (maximum loss)		Liability Recognized		Balance Sheet Classification
Low income housing partnerships	$7,858		$-		$7,945		$-		Other assets
Trust preferred issuances	N/	A	82,476		N/	A	82,476		Subordinated debt
Commercial troubled debt restructurings	3,218		-		15,273		-		Loans
Managed discretionary trusts	N/	A	N/	A	N/	A	N/	A	N/	A

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2014 and December 31, 2013 and our results of operations for the three and six months ended June 30, 2014 and 2013.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three and six months ended June 30, 2014 was $0.49 and $0.96 compared to $0.42 and $0.81 for the same periods in 2013.  At June 30, 2014, loans had increased to $4.315 billion, as compared to $4.144 billion at December 31, 2013, and total deposits increased to $4.652 billion at June 30, 2014 from $4.533 billion at December 31, 2013.

Results of Operations.  Our net interest income increased $3.6 million to $47.2 million for the second quarter of 2014 compared to $43.6 million for the second quarter of 2013. Our net interest income increased $6.8 million to $93.1 million for the six months ended June 30, 2014 compared to $86.4 million for the same period in the prior year. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2014 was 3.71% and 3.73% compared to 3.77% and 3.83% for the same periods in 2013.
Our provision for loan losses was $254,000 and $742,000 for the three and six months ended June 30, 2014 compared to $2.8 million and $4.9 million for the same periods in 2013. Our provision expense correlates with the growth in our net loans offset by an overall reduction in the amount of our allowance for loan losses as a result of improvements in our loan portfolio. Net charge-offs were $890,000 and $1.8 million for the three and six months ended June 30, 2014, compared to $3.5 million and $5.7 million in the prior year. Our allowance for loan losses as a percentage of total loans decreased from 1.64% at December 31, 2013 to 1.55% at June 30, 2014, as a result of improving credit metrics within our loan portfolio.
Noninterest income increased by $1.3 million and $2.1 million during the three and six months ended June 30, 2014, compared to the same periods in the prior year. We have experienced increases for the three and six months periods ended June 30, 2014, in each of our wealth management lines of business (trust, insurance agency and investment services) as compared to the same periods in 2013.  These increases were offset by a reduction in income related to gains on residential mortgage loans sold largely due to the reduction in mortgage refinancing activity in 2014 as compared to 2013. Other noninterest income includes miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange), interest rate swap fee transactions for commercial borrowers, and gains from the sale of commercial loans that occur from time to time.
Noninterest expense increased by $3.0 million and $4.2 million during the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2014. Costs associated with the disposal and maintenance of other real estate owned (OREO) decreased by $1.2 million for both the three and six months ended June 30, 2014, when compared to the same periods in 2013. The reduction in OREO expense is the result of the normalization of property valuations as well as reduction of OREO inflows.
During the three and six months ended June 30, 2014, Pinnacle Financial recorded income tax expense of $8.5 million and $16.6 million, respectively, compared to $7.0 million and $13.6 million for the three and six months ended June 30, 2013.  Pinnacle Financial's effective tax rate for the six months ended June 30, 2014 and 2013 of 33.2% and 32.8%, respectively, and differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank owned life insurance offset in part by a limitation related to deductibility of meals and entertainment expense and executive compensation.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.7% and 57.0%, respectively, for the three and six months ended June 30, 2014, compared to 56.2% and 57.8% for the same periods in 2013. Net income for the three and six months ended June 30, 2014 was $17.2 million and $33.5 million, respectively, compared to $14.3 million and $27.8 million for the same periods in 2013.

Financial Condition.  Net loans increased $172.1 million, or 4.2% during the six months ended June 30, 2014. Total deposits were $4.652 billion at June 30, 2014, compared to $4.533 billion at December 31, 2013, an increase of $119.0 million, or 2.6%. At June 30, 2014, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.  From time to time we may be required to support the capital needs of our bank (Pinnacle Bank).
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):
	Three months ended		2014-2013	Six months ended		2014-2013
	June 30,		Percent	June 30,		Percent
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Interest income	$50,564	$47,544	6.4%	$99,855	$94,700	5.4%
Interest expense	3,338	3,945	(15.4%)	6,721	8,343	(19.4%)
Net interest income	47,226	43,599	8.3%	93,134	86,357	7.8%
Provision for loan losses	254	2,774	(90.8%)	742	4,946	(85.0%)
Net interest income after provision for loan losses	46,972	40,825	15.1%	92,392	81,411	13.5%
Noninterest income	12,597	11,326	11.2%	25,330	23,228	9.0%
Noninterest expense	33,902	30,862	9.9%	67,548	63,302	6.7%
Net income before income taxes	25,667	21,289	20.6%	50,174	41,337	21.4%
Income tax expense	8,498	6,978	21.8%	16,637	13,578	22.5%
Net income	$17,169	$14,311	20.0%	$33,537	$27,759	20.8%

Basic net income per common share	$0.49	$0.42	16.7%	$$0.97	$$0.81	19.8%

Diluted net income per common share	$0.49	$0.42	16.7%	$$0.96	$$0.81	18.5%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $47.2 million and $93.1 million for the three and six months ended June 30, 2014, an increase of $3.6 million and $6.8 million, respectively, from the levels recorded in the same periods of 2013. We were able to increase net interest income during the six months ended June 30, 2014 compared to the same period in 2013 due primarily to our focus on growing our loan portfolio as average loans for the six months ended June 30, 2014 were 11.4% greater than average balances for the same period in 2013 and reducing our funding costs between the two periods.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$4,251,900	$45,090	4.27%	$3,845,476	$42,149	4.41%
Securities:
Taxable	609,884	3,628	2.39%	575,611	3,651	2.54%
Tax-exempt (2)	172,552	1,563	4.85%	170,358	1,484	4.66%
Federal funds sold and other	153,253	283	0.87%	119,089	260	1.04%
Total interest-earning assets	$5,187,589	$50,564	3.97%	$4,710,534	$47,544	4.10%
Nonearning assets
Intangible assets	247,081			248,439
Other nonearning assets	238,945			251,627
Total assets	$5,673,615			$5,210,600

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$911,878	$391	0.17%	$790,043	$536	0.27%
Savings and money market	1,913,453	1,392	0.29%	1,581,868	1,381	0.35%
Time	490,892	699	0.57%	578,764	1,039	0.72%
Total interest-bearing deposits	3,316,223	2,482	0.30%	2,950,675	2,956	0.40%
Securities sold under agreements to repurchase	59,888	31	0.21%	129,550	71	0.22%
Federal Home Loan Bank advances	224,432	187	0.33%	293,581	223	0.31%
Subordinated debt and other borrowings	99,015	638	2.58%	102,573	695	2.72%
Total interest-bearing liabilities	3,699,558	3,338	0.36%	3,476,379	3,945	0.46%
Noninterest-bearing deposits	1,202,740	-	-	1,012,718	-	-
Total deposits and interest-bearing liabilities	$4,902,298	$3,338	0.27%	$4,489,097	$3,945	0.35%
Other liabilities	14,228			21,944
Stockholders' equity	757,089			699,559
Total liabilities and stockholders' equity	$5,673,615			$5,210,600
Net interest income		$47,226			$43,599
Net interest spread (3)			3.61%			3.64%
Net interest margin (4)			3.71%			3.77%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2014 would have been 3.69% compared to a net interest spread of 3.75% for the three months ended June 30, 2013.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$4,191,430	$88,785	4.28%	$3,764,033	$83,663	4.49%
Securities:
Taxable	591,708	7,349	2.50%	556,885	7,322	2.65%
Tax-exempt (2)	173,873	3,161	4.90%	173,240	3,140	4.88%
Federal funds sold and other	149,082	560	0.90%	118,290	575	1.14%
Total interest-earning assets	$5,106,093	$99,855	3.99%	$4,612,448	$94,700	4.19%
Nonearning assets
Intangible assets	247,220			248,688
Other nonearning assets	240,951			240,787
Total assets	$5,594,264			$5,101,923

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$916,431	$821	0.17%	$782,631	$1,142	0.29%
Savings and money market	1,932,514	2,819	0.29%	1,607,151	3,005	0.38%
Time	499,364	1,437	0.57%	583,873	2,221	0.77%
Total interest-bearing deposits	3,348,309	5,077	0.30%	2,973,655	6,368	0.43%
Securities sold under agreements to repurchase	61,187	62	0.21%	130,141	149	0.23%
Federal Home Loan Bank advances	154,498	310	0.33%	196,822	414	0.42%
Subordinated debt and other borrowings	98,834	1,272	2.58%	104,663	1,412	2.72%
Total interest-bearing liabilities	3,662,828	6,721	0.36%	3,405,281	8,343	0.49%
Noninterest-bearing deposits	1,165,946	-	0.00%	982,951	-	-
Total deposits and interest-bearing liabilities	$4,828,774	$6,721	0.27%	$4,388,232	$8,343	0.38%
Other liabilities	16,533			19,759
Stockholders' equity	748,957			693,932
Total liabilities and stockholders' equity	$5,594,264			$5,101,923
Net interest income		$93,134			$86,357
Net interest spread (3)			3.63%			3.70%
Net interest margin (4)			3.73%			3.83%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2014 would have been 3.72% compared to a net interest spread of 3.81% for the six months ended June 30, 2013.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended June 30, 2014 and 2013, our net interest margin was 3.71% and 3.77%, respectively. For the six months ended June 30, 2014 and 2013, our net interest margin was 3.73% and 3.83%, respectively.  A reduction in loan yields between the second quarter of 2013 and the second quarter of 2014 was the primary reason for the decline in the margin. During the three and six months ended June 30, 2014, total funding rates were less than those rates for the same period in the prior year by 8 and 10 basis points, respectively.  The net decrease was largely caused by the continued shift in our deposit mix, as we increased our checking accounts (both interest bearing and non-interest bearing) and concurrently reduced balances of higher-cost time deposits. We will continue to seek opportunities to reduce the cost of specific deposit accounts where we believe the amount we are currently paying for those funds exceeds market pricing.  However, we believe future decreases in our funding costs will become more limited compared to recent periods.

Additionally, lower levels of nonaccrual loans positively impacted our net interest margin during the three and six months ended June 30, 2014 when compared to the same periods in 2013. Average nonaccrual loans were $15.9 million and $16.1 million for the three and six months ended June 30, 2014, which was a decrease from $22.3 million and $22.1 million of average nonaccrual loans for the three and six months ended  June 30, 2013.

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

We continue to believe our net interest income should increase throughout 2014 compared to 2013 due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets primarily by growing our core deposits, with limited wholesale funding to fund the shortfall, if any.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.64% at December 31, 2013 to 1.55% at June 30, 2014.  Our allowance for loan losses as a percentage of our nonaccrual loans has increased from 373.8% at December 31, 2013 to 426.6% at June 30, 2014.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2014. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $254,000 and $742,000 for the three and six months ended June 30, 2014 and 2013, respectively, and $2.8 million and $4.9 million for the three and six months ended June 30, 2013, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

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

The following is a summary of our noninterest income for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended		2014-2013	Six months ended		2014-2013
	June 30,		Percent	June 30,		Percent
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,966	$2,541	16.7%	$5,757	$5,021	14.65%
Investment services	2,164	1,895	14.2%	4,292	3,688	16.38%
Insurance sales commissions	1,145	1,108	3.4%	2,530	2,501	1.15%
Gains on mortgage loans sold, net	1,669	1,949	(14.4%)	2,903	3,804	(23.67%)
Gain (loss) on sale of investment securities, net	-	(25)	100.0%	-	(25)	(100.00%)
Trust fees	1,072	880	21.8%	2,218	1,825	21.54%
Other noninterest income:
ATM and other consumer fees	1,856	1,888	(1.7%)	4,081	3,695	10.45%
Bank-owned life insurance	620	701	(11.6%)	1,235	971	27.19%
Loan swap fees	89	(77)	215.6%	118	397	(70.28%)
Other equity investments	(38)	1	100.0%	92	168	(45.24%)
Other noninterest income	1,055	465	126.3%	2,104	1,183	77.75%
Total other noninterest income	3,582	2,978	20.3%	7,630	6,414	18.95%
Total noninterest income	$12,598	$11,326	11.2%	$25,330	$23,228	9.04%

The increase in service charges on deposit accounts in the first six months of 2014 compared to the first six months of 2013 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) are also included in noninterest income. For the three and six months ended June 30, 2014, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $269,000 and $604,000 as compared to the three and six months ended June 30, 2013. At June 30, 2014, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.7 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.4 billion at June 30, 2013. Insurance commissions were approximately $1.1 million and $2.5 million, respectively, for both the three and six months ended June 30, 2014 and 2013. Included in insurance income for the first six months of 2014 was $243,000 of contingent income received based on 2013 sales production compared to $334,000 recorded in the first six months of 2013. Additionally, at June 30, 2014, our trust department was receiving fees on approximately $1.6 billion of managed and custodied assets compared to $1.4 billion at June 30, 2013, resulting in an increase of 21.5% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $1.7 million and $2.9 million for the three and six months ended June 30, 2014 as compared to $1.9 million and $3.8 million for the same periods in the prior year as a result of decreased demand in the market.

Over the last several years, the reduced interest rates have provided home owners the opportunity to refinance their existing mortgages at low rates; however, as interest rates rise, we anticipate that our mortgage originations will continue to decrease from those levels realized in recent years. The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

Included in other noninterest income are ATM and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, changes in the fair value of our other equity investments and other items. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $620,000 and $1.2 million for the three and six months ended June 30, 2014 compared to $701,000 and $971,000 for the three and six months ended June 30, 2013. The increase in earnings on these bank-owned life insurance policies resulted primarily from the 2013 purchase of approximately $38 million in additional bank-owned life insurance with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable.

Also, during the first six months of 2014 we recognized approximately $92,000 in gains in the market value of our other equity investments compared to $168,000 in the prior year's comparable period.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended		2014-2013	Six months ended		2014-2013
	June 30,		Percent	June 30,		Percent
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$12,164	$11,515	5.6%	$24,619	$22,958	7.23%
Commissions	1,327	1,175	12.9%	2,664	2,294	16.13%
Cash incentives and related payroll taxes	3,575	3,775	(5.3)%	6,950	6,625	4.91%
Employee benefits and other	4,706	4,106	14.6%	9,289	8,266	12.38%
Total salaries and employee benefits	21,772	20,571	5.8%	43,522	40,143	8.42%
Equipment and occupancy	5,823	5,204	11.9%	11,532	10,317	11.77%
Other real estate expense	226	1,391	(83.8)%	877	2,112	(58.47%)
Marketing and business development	1,065	987	7.9%	1,974	1,778	11.02%
Postage and supplies	544	518	5.1%	1,105	1,109	(0.38%)
Amortization of intangibles	238	248	(4.2)%	475	769	(38.19%)
Other noninterest expense	4,234	1,943	117.9%	8,062	7,074	13.97%
Total noninterest expense	$33,902	$30,862	9.9%	$67,547	$63,302	6.71%

Total salaries and employee benefits expenses increased approximately 8.4% for the first six months of 2014 over the same period in 2013.  The increase in salaries is the result of our annual merit increases being effective January 1 as well as the overall increase in our associate base. At June 30, 2014, our associate base had expanded to 748.5 full-time equivalent associates as compared to 732.5 at June 30, 2013. We expect that total salaries and employee benefits expense will continue to increase in 2014 when compared to comparable periods in 2013 as a result of our hiring of additional experienced financial advisors in the first half of 2014.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. As compared to 2013, cash incentives increased by $325,000 to $7.0 million for the six months ended June 30, 2014. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We currently believe that our performance for fiscal 2014 will exceed our targets and we are currently accruing incentive costs for the cash incentive plan in 2014 above target levels at the upper end of award level, which is 122% of targeted awards.

Employee benefits include items such as payroll taxes, health insurance, and employer match for the 401(k) program. Additionally, included in employee benefits and other expense for the three and six months ended June 30, 2014, were approximately $1.4. million and $2.6 million, respectively, of compensation expenses related to restricted share awards and performance unit awards compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2013, respectively.  We provide a broad-based equity incentive plan for all associates. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2014 will continue to exceed the same expenses for the comparable periods in 2013 as a result of, among other factors, the additional associates we have hired in 2014.

Equipment and occupancy expenses for the three and six months ended June 30, 2014, increased $619,000 and $1.2 million, respectively, as compared to the same periods in the prior year.  We expanded our retail operations in the second quarter of 2013 in the Knoxville market with the opening of our Cedar Bluff location and also increased our leased space at our corporate headquarters in downtown Nashville, Tennessee, in the first quarter of 2014. During the second quarter of 2014, we began construction of our fifth Knoxville market location. We anticipate opening this location late in the fourth quarter of 2014.  In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At June 30, 2014, we had $12.9 million in OREO assets compared to $15.2 million at December 31, 2013.  Other real estate expense was $226,000 and $877,000, respectively, for the three and six months ended June 30, 2014, compared to $1.4 million and $2.1 million, respectively, for the same periods in the prior year. Approximately $234,000 of the other real estate expense incurred during the six months ended June 30, 2014, were realized losses on dispositions and holding losses due to reduced valuations of OREO properties compared to $1.6 million for the same period in the prior year. The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

The decrease in intangible amortization expense between the three and  six months ended June 30, 2014 as compared to the same periods in June 30, 2013 was attributable to the final amortization of the core deposit intangible associated with the 2006 acquisition of Cavalry Bancorp in the second quarter of 2013.  The remaining expense for the amortization of intangibles relates primarily to the intangible acquired in the Mid-America merger in November 2007.  This core deposit intangible is being amortized over ten years, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with this core deposit intangible will approximate $700,000 to $860,000 per year for the next three years with amounts declining each year for the remaining amortization period.  Additionally, in connection with our acquisition of Miller Loughry Beach, an insurance brokerage firm, in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of the customer list intangible amounted to $23,000 and $45,000 for the three and six months ended June 30, 2014 and $24,000 and $48,000, respectively, for the three and six months ended June 30, 2013, respectively.

Total other noninterest expenses increased by $2.3 million and $989,000, respectively, during the three and six months ended June 30, 2014 when compared to 2013.  During the second quarter of 2013, we reversed a $2.0 million allowance for off-balance sheet exposures related to a letter of credit which funded during the second quarter of 2013.  A corresponding specific allowance was recorded as a component of the allowance for loan losses.  This $2.0 million allowance reversal was partially offset for the six month period ended June 30, 2013 by an approximate $877,000 prepayment penalty we incurred due to the prepayment of $35.0 million in FHLB advances in the first quarter of 2013.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.7% and 57.0%, respectively, for the three and six months ended June 30, 2014 compared to 56.2% and 57.8%, respectively, for the three and six months ended June 30, 2013. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes.  During the three and six months ended June 30, 2014, we recorded income tax expense of $8.5 million and $16.6 million respectively, compared to $7.0 million and $13.6 million, respectively, for the three and six months ended June 30, 2013. Our income tax expense for the year-to-date period ended June 30, 2014 reflects an effective income tax rate of 33.2% compared to 32.8% for the year-to-date period ended June 30, 2013 which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by meals and entertainment expense and executive compensation, portions of which are non-deductible.

Financial Condition

Our consolidated balance sheet at June 30, 2014 reflects an increase in total loans outstanding to $4.315 billion at June 30, 2014 compared to $4.144 billion at December 31, 2013. Total deposits increased by $118.0 million between December 31, 2013 and June 30, 2014. Total assets were $5.789 billion at June 30, 2014 compared to $5.564 billion at December 31, 2013.

Loans.  The composition of loans at June 30, 2014 and at December 31, 2013 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,457,335	33.8%	$1,383,435	33.4%
Consumer real estate – mortgage	698,528	16.2%	695,616	16.8%
Construction and land development	292,875	6.8%	316,191	7.6%
Commercial and industrial	1,697,634	39.3%	1,605,547	38.7%
Consumer and other	169,190	3.9%	143,704	3.5%
Total loans	$4,315,562	100.0%	$4,144,493	100.0%

The primary changes within the composition of our loan portfolio at June 30, 2014 as compared to December 31, 2013 reflect increased loan demand in the commercial and industrial and commercial real estate segments.  We believe that loan growth in the second half of 2014 within the commercial real estate segment will outpace loan payoffs in that segment of the portfolio resulting in an increase in the percentage of commercial real estate loans as a percentage of total loans. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At June 30, 2014, approximately 48.2% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the consumer and other segment is primarily the result of increased indirect automobile lending.

The following table classifies our fixed and variable rate loans at June 30, 2014 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2014			Percentage
	Fixed	Variable		At June 30,
	Rates	Rates	Totals	2014
Based on contractual maturity:
Due within one year	$174,153	$771,681	$945,834	21.9%
Due in one year to five years	1,010,704	924,665	1,935,369	44.8%
Due after five years	610,655	823,704	1,434,359	33.3%
Totals	$1,795,512	$2,520,050	$4,315,562	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,319,546	$1,319,546	30.6%
Due within one year	174,153	425,751	599,904	13.9%
Due in one year to five years	1,010,704	493,927	1,504,631	34.9%
Due after five years	610,655	280,826	891,481	20.6%
Totals	$1,795,512	$2,520,050	$4,315,562	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $465.8 million of our daily floating rate loan portfolio and on approximately $866.0 million of the remaining variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.43% compared to the average coupon of 3.74% for this portfolio. The weighted average rate of the floors for the remaining variable rate portfolio is 4.08% compared to the average coupon rate of 3.28% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30,	December 31,
Accruing loans past due 30 to 89 days:	2014	2013
Commercial real estate – mortgage	$935	$2,561
Consumer real estate – mortgage	5,402	2,215
Construction and land development	5,083	4,839
Commercial and industrial	3,581	1,847
Consumer and other	3,561	1,488
Total accruing loans past due 30 to 89 days	$18,562	$12,950

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$280	$2,232
Consumer real estate – mortgage	-	-
Construction and land development	-	-
Commercial and industrial	51	825
Consumer and other	318	289
Total accruing loans past due 90 days or more	$649	$3,346

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.43%	0.31%
Accruing loans past due 90 days or more as a percentage of total loans	0.02%	0.08%
Total accruing loans in past due status as a percentage of total loans	0.45%	0.39%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $77.1 million or 1.8% of total loans at June 30, 2014, compared to $65.0 million or 1.6% of total loans at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $7.8 million of potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2014.

Nonperforming Assets and Troubled Debt Restructurings.  At June 30, 2014, we had $28.6 million in nonperforming assets compared to $33.4 million at December 31, 2013. Included in nonperforming assets were $15.7 million in nonaccrual loans and $12.9 million in OREO at June 30, 2014 and $18.2 million in nonaccrual loans and $15.2 million in OREO assets at December 31, 2013.  At June 30, 2014 and December 31, 2013, there were $7.6 million and $19.6 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at June 30, 2014 and December 31, 2013 (dollars in thousands):
	At December 31, 2013	Payments, Sales and Reductions(1)	Foreclosures(2)	Inflows (3)	At June 30, 2014
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$9,017	$(1,601)	$(1,572)	$910	$6,754
Consumer real estate – mortgage	5,289	(1,026)	(100)	2,076	6,239
Construction and land development	1,070	(92)	-	-	978
Commercial and industrial	2,565	(2,741)	-	1,559	1,387
Consumer and other	242	(1,933)	-	2,015	320
Total nonaccrual loans (4)	18,183	(7,393)	(1,672)	6,550	15,678
Other real estate owned	15,226	(3,979)	1,672	27	12,946
Total nonperforming assets	33,409	(11,372)	-	6,587	28,624
Troubled debt restructurings:
Commercial real estate – mortgage	13,453	(13,453)	-	-	-
Consumer real estate – mortgage	3,984	(41)	-	-	3,943
Construction and land development	113	(6)	-	-	107
Commercial and industrial	1,820	(1,557)	-	2,955	3,218
Consumer and other	276	(6)	-	13	283
Total troubled debt restructurings	19,646	(15,063)	-	2,968	7,551
Total nonperforming assets and troubled debt restructurings	$53,055	$(26,435)	$-	$9,555	$36,175
Ratios:
Nonaccrual loans to total loans	0.44%				0.36%
Nonperforming assets to total loans plus other
real estate owned	0.88%				0.66%
Nonperforming assets plus troubled debt
restructurings to total loans and
other real estate owned	1.28%				0.84%
Nonperforming assets, potential problem loans
and troubled debt restructurings
to Pinnacle Bank Tier I capital and
allowance for loan losses	19.02%				17.89%
Classified asset ratio (Pinnacle Bank)(5)	18.50%				18.10%
Allowance for loan loss coverage ratio	373.8%				426.6%

(1)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the six months ended  June 30, 2014.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(2)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO during the six months ended June 30, 2014.
(3)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the six months ended  June 30, 2014. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)	Approximately $10.7 million and $10.9 million as of June 30, 2014 and December 31, 2013, respectively, of nonaccrual loans included above are currently paying pursuant to their contractual terms.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

At June 30, 2014, we owned $12.9 million in other real estate assets which we had acquired (usually through foreclosure) from borrowers, compared to $15.2 million at December 31, 2013, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (dollars in thousands):

	June 30,	December 31,
	2014	2013
Developed lots	$508	$1,296
Undeveloped land	10,556	11,564
Other	1,882	2,366
	$12,946	$15,226

Allowance for Loan Losses (allowance).   We maintain the allowance for loan losses at a level that our management deems appropriate to adequately cover the probable losses inherent in our loan portfolio as of the balance sheet date.  As of  June 30, 2014 and December 31, 2013, our allowance for loan losses was approximately $66.9 million and $68.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of June 30, 2014 and December 31, 2013 and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$19,339	33.8%	$21,372	33.4%
Consumer real estate - mortgage	8,208	16.2%	8,355	16.8%
Construction and land development	6,414	6.8%	7,235	7.6%
Commercial and industrial	27,483	39.3%	25,134	38.7%
Consumer and other	1,936	3.9%	1,632	3.5%
Unallocated	3,508	NA	4,242	NA
Total allowance for loan losses	$66,888	100.0%	$67,970	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended June 30, 2014 and for the year ended December 31, 2013 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended June 30, 2014	Year ended December 31, 2013
Balance at beginning of period	$67,970	$69,417
Provision for loan losses	742	7,857
Charged-off loans:
Commercial real estate – mortgage	(393)	(4,123)
Consumer real estate – mortgage	(418)	(2,250)
Construction and land development	(7)	(1,351)
Commercial and industrial	(1,777)	(8,159)
Consumer and other loans	(674)	(1,369)
Total charged-off loans	(3,269)	(17,252)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	216	500
Consumer real estate – mortgage	126	1,209
Construction and land development	240	1,464
Commercial and industrial	624	4,531
Consumer and other loans	239	244
Total recoveries of previously charged-off loans	1,445	7,948
Net charge-offs	(1,824)	(9,304)
Balance at end of period	$66,888	$67,970
Ratio of allowance for loan losses to total loans outstanding at end of period	1.55%	1.64%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.09%	0.24%

(1)	Net charge-offs for the year-to-date period ended June 30, 2014 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of our regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to our Annual Report on Form 10-K as of and for the year ended December 31, 2013.

Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $782.1 million and $733.3 million at June 30, 2014 and December 31, 2013, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013
Weighted average life	4.64 years	5.22 years
Effective duration	3.08%	4.61%
Weighted average coupon	3.37%	3.50%
Tax equivalent yield	2.93%	3.15%

Deposits and Other Borrowings.    We had approximately $4.652 billion of deposits at June 30, 2014 compared to $4.533 billion at December 31, 2013. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $62.3 million at June 30, 2014 and $70.5 million at December 31, 2013.   Additionally, at June 30, 2014 and December 31, 2013, Pinnacle Bank had borrowed $170.6 million and $90.6 million, respectively, in advances from the FHLB.   At June 30, 2014, Pinnacle Bank also had approximately $815.0 million in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30,		December 31,
	2014	Percent	2013	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,324,358	26.58%	$1,167,763	24.35%
Interest-bearing demand accounts	887,319	17.81%	870,662	18.16%
Savings and money market accounts	1,671,108	33.54%	1,655,087	34.52%
Time deposit accounts less than $250,000	362,960	7.29%	408,520	8.52%
Total core funding	4,245,745	85.23%	4,102,032	85.54%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	13,257	0.27%	13,633	0.28%
Reciprocating money market accounts (1)	279,128	5.60%	309,276	6.45%
Reciprocating time deposits	38,141	0.77%	32,689	0.68%
Other time deposits	75,242	1.51%	77,838	1.62%
Securities sold under agreements to repurchase	62,273	1.25%	70,465	1.47%
Total relationship based non-core funding	468,041	9.40%	503,901	10.51%
Wholesale funding:
Brokered deposits	-	0.00%	-	0.00%
Federal Home Loan Bank advances	170,556	3.42%	90,637	1.89%
Holding company loan	14,932	0.30%	16,182	0.34%
Subordinated debt – Pinnacle Financial	82,476	1.66%	82,476	1.72%
Total wholesale funding	267,964	5.38%	189,295	3.95%
Total non-core funding	736,005	14.77%	693,196	14.46%
Totals	$4,981,750	100.00%	$4,795,228	100.00%

(1)
The reciprocating categories consist of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At June 30, 2014 and December 31, 2013, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased slightly from 85.54% at December 31, 2013 to 85.23% at June 30, 2014.

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

The amount of time deposits as of June 30, 2014 amounted to $476.3 million.  The following table shows our time deposits in denominations of $250,000 and less and in denominations greater than $250,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$105,626	0.42%
Over three but less than six months	96,281	0.41%
Over six but less than twelve months	107,350	0.46%
Over twelve months	91,845	0.92%
	$401,102	0.54%
Denominations $250,000 and greater
Three months or less	$15,557	0.39%
Over three but less than six months	19,103	0.53%
Over six but less than twelve months	27,099	0.54%
Over twelve months	13,482	1.24%
	$75,241	0.63%
Totals	$476,343	0.56%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by ourselves.  The sole assets of the Trusts are the Subordinated Debentures.  At June 30, 2014, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at June 30, 2014
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.03%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.63%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.88%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.08%

The Trust Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter.  Distributions are payable quarterly.  The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  We guarantee the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts.  Our obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by ourselves of the obligations of the Trusts under the Trust Preferred Securities.

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
On June 15, 2012, we entered into a loan agreement with a bank for $25 million.  Our borrowings under the Loan Agreement currently bear interest at 2.975%. The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement.

We began making quarterly principal payments of $625,000 on September 30, 2012, and the loan matures on June 15, 2017. We are also permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. As of June 30, 2014 we had prepaid $5.0 million on this loan.  At June 30, 2014, the balance owed on this loan was $14.9 million.

On October 2, 2013, the Loan Agreement was amended to permit Pinnacle Financial to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such dividends.

Capital Resources.  At June 30, 2014 and December 31, 2013, our stockholders' equity amounted to $764.4 million and $723.7 million, respectively, an increase of approximately $40.7 million.  Substantially all of this increase is attributable to our net income and increases in the unrealized gain on available-for-sale securities.

Dividends.   Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the six months ended June 30, 2014, our bank paid dividends of $8.97 million to us. As of June 30, 2014, our bank could not pay in excess of $90.7 million of additional dividends to us without prior TDFI approval.

At June 30, 2014, we had approximately $27.3 million of cash at the holding company substantially all of which could be used to support our bank. Although we do not anticipate our bank needing any additional capital from us currently, we believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.
We believe our current cash balance will support our minimum cash needs for at least the next eighteen months without any additional dividends from our bank. However, we intend to continue to receive dividends from our bank to support our cash flow needs as well as maintain an adequate cash reserve to support our future cash requirements.
During the six months ended June 30, 2014, we paid $8.5 million in dividends to common shareholders. On July 15, 2014, our Board of Directors declared a $0.08 quarterly cash dividend to common shareholders which should approximate $2.8 million in aggregate dividend payments that will be paid on August 29, 2014 to common shareholders of record as of the close of business on August 8, 2014. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Interest Rate Sensitivity.  In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates.  ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits as well as maintain our profitability within certain policy guidelines regardless of whether interest rates are increasing or decreasing.  Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model and an economic value of equity ("EVE") model.

Our interest rate sensitivity modeling incorporates a number of assumptions for both earnings simulation and EVE, including loan and deposit re-pricing characteristics, the rate of loan prepayments, etc. ALCO periodically reviews these assumptions for accuracy based on historical data and future expectations. The base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest income and EVE. Policy limits are applied to the results of certain modeling scenarios. While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled. All policy scenarios assume a static balance sheet.

·
Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For changes up or down in rates from management's flat interest rate forecast over the next twelve months, our policy guidelines limit the decline in net interest income as follows:

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

At June 30, 2014, our earnings simulation model indicated we were in compliance with our policy guidelines for both the gradual and instantaneous interest rate changes.

·
Economic value of equity model. Our EVE model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, from our base case. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, such that our EVE should not decrease from our base case by more than the following:

·	+/- 400 basis point change in interest rates, EVE shall not decrease by more than 40 percent
·	+/- 300 basis point change in interest rates, EVE shall not decrease by more than 30 percent
·	+/- 200 basis point change in interest rates, EVE shall not decrease by more than 20 percent
·	+/- 100 basis point change in interest rates, EVE shall not decrease by more than 10 percent

At June 30, 2014, our EVE model indicated we were in compliance with our policy guidelines noted above except for the down 100, down 200, and down 300 interest rate scenarios.  In the current low interest rate environment, we have elected to monitor these matters without any specific redmedial actions as noncompliance with the down rate scenarios are not particularly meaningful at this time.

Another commonly analyzed scenario is a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes also forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress our balance sheet under these various interest rate scenarios.

Based on information gathered from these various modeling scenarios, management believes that at June 30, 2014, our balance sheet would likely be liability sensitive pursuant to parallel shifts in interest rates in a rising interest rate environment of less than 100 basis points, while our balance sheet is likely to be somewhat neutral in a rising rate environment of between 100 and 200 basis points and likely asset sensitive in a rising rate environment of greater than 200 basis points and becoming more asset sensitive as rates continue to increase.  At this time, we do not believe that an evaluation of the interest rate sensitivity of our balance sheet in a decreasing interest rate environment is particularly beneficial.

The liability sensitivity position at the 100 basis point increment level is primarily attributable to the fact that our loan floors will prevent the rise in yields on our loan portfolio at these levels from out-pacing the potential rise in deposit costs.  We become asset-sensitive as we break through interest rate floors placed on variable and floating rate loans at a higher level of interest rate increases.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. We may also enter into interest rate swaps to facilitate customer transactions and meet their financing needs.

ALCO may determine that the firm should over time work toward being more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers an initial rise in short- and mid-term interest rates in mid- to late-2015 and that such rates will continue to increase over several quarters while the longer end of the rate curve will rise only slightly.  The firm's "most likely" rate forecast has been basically consistent for several quarters and is based on information we acquire from a third party provider which includes a consensus forecast of numerous economists.  As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies over the past few quarters:

·
Reduced our exposure to fixed rate investment securities in relation to total assets from approximately 20% as of December 31, 2010 to a current position of approximately 13% of total assets.  This should assist us in becoming more asset sensitive over time.

·
Executed a series of cash flow hedges involving approximately $200 million in FHLB borrowings to commence in the second quarter of 2015 at pre-established fixed rates.  Fixed rate liabilities also provide for a more asset sensitive balance sheet.

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counter party while we receive, in return, a floating rate on these commercial loans.  These loans amounted to approximately $258 million at June 30, 2014.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.84% at December 31, 2013 to 0.72% at June 30, 2014.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans more asset sensitive over time.

We believe market forces will also assist us in achievement of neutrality in our balance sheet position over time, however we may also implement a series of actions designed to accelerate our achievement of neutrality or asset sensitivity as conditions warrant.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset balance to ensure our ability to meet our obligations. The size of the minimum liquid asset balance is determined through liquidity stress testing.

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

In addition, our bank is a member of the FHLB.  As a result, our bank is eligible to receive advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions. The remaining discount was $124,000 at June 30, 2014. Under the borrowing agreements with the FHLB, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At June 30, 2014, our bank had received advances from the FHLB totaling $170.4 million at the following rates and maturities (dollars in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2014	$155,000	0.19%
2015	-	-
2016	15,000	2.35%
2017	-	-
2018	9	2.00%
Thereafter	423	2.44%
Total	$170,432
Weighted average interest rate		0.38%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of June 30, 2014.

Our bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $155.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at June 30, 2014, or during the quarter then ended under these agreements. Our bank also has approximately $1.1 billion in available Federal Reserve discount window lines of credit.

At June 30, 2014, excluding reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we do not anticipate that these deposits will represent a significant percentage of our total funding in 2014 as we seek to maintain a higher level of core deposits.

At June 30, 2014, we had no significant commitments for capital expenditures, although we have initiated construction of a new retail location in the Knoxville MSA. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

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

Off-Balance Sheet Arrangements.  At June 30, 2014, we had outstanding standby letters of credit of $65.7 million and unfunded loan commitments outstanding of $1.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 38 through 59 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

During the fourth quarter of 2011, a customer of Pinnacle Bank filed a putative class action lawsuit (styled John Higgins, et al, v. Pinnacle Financial Partners, Inc., d/b/a Pinnacle National Bank) in Davidson County, Tennessee Circuit Court against Pinnacle Bank and Pinnacle Financial, on his own behalf, as well as on behalf of a purported class of Pinnacle Bank's customers within the State of Tennessee alleging that Pinnacle Bank's method of ordering debit card transactions had caused customers of Pinnacle Bank to incur higher overdraft charges than had a different method been used. In April 2014, an order was entered giving final approval to the settlement, and providing a release of claims against Pinnacle Bank and Pinnacle Financial. The order is now final and non-appealable. The settlement of this matter did not have a material adverse effect on Pinnacle Financial's consolidated financial condition, operating results, or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	97	$37.78	-	-
May 1, 2014 to May 31, 2014	2,001	33.55	-	-
June 1, 2014 to June 30, 2014	895	34.54	-	-
Total	2,993	$33.93	-	-

(1)
During the quarter ended June 30, 2014, 10,389 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 2,993 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

PINNACLE FINANCIAL PARTNERS, INC.

August 1, 2014	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

August 1, 2014	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer