Form 10-K
period 2014-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2015-02-25
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter:  $1,313,162,875 as of June 30, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,809,746 shares of common stock as of February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held April 21, 2015, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial Partners, Inc. (Pinnacle Financial) to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial or companies in which Pinnacle Financial has significant investments to grow their loan portfolios at recent growth rates; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the development of any new geographic market other than Nashville or Knoxville; (xii) a merger or acquisition; (xiii) risk of expansion into new geographic or product markets; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial) or otherwise to attract customers from other financial institutions; (xvi) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xviii) risks associated with litigation, including the applicability of insurance coverage; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors, (xx) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches, (xxi) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle has significant investments, and the development of additional banking products for our corporate and consumer clients, and (xxii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2010, 2011, 2012, 2013 and 2014 mean our fiscal years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial is the second-largest bank holding company headquartered in Tennessee, with $6.02 billion in assets as of December 31, 2014.  Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle Bank and owns 100% of the capital stock of Pinnacle Bank.  The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown to 34 offices, including 29 in eight Middle Tennessee counties.  The firm also has five offices in Knoxville, Tennessee, the state's third-largest banking market.  Prior to September 4, 2012, when it converted from a national bank to a state bank, Pinnacle Bank was known as Pinnacle National Bank.

The firm operates as a community bank primarily in the urban markets of Nashville and Knoxville, Tennessee.  As an urban community bank, Pinnacle Financial provides the personalized service most often associated with small community banks, while seeking to offer the sophisticated products and services, such as investments and treasury management, more typically offered by large regional and national banks.   This approach has enabled Pinnacle Financial to attract clients from the regional and national banks in the Nashville and Knoxville MSAs.  As a result, Pinnacle has grown to the fourth largest market share in the Nashville MSA and to the sixth largest market share in the Knoxville MSA, based on 2014 FDIC Summary of Deposits data including the impact of any mergers and acquisitions.

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

In February 2015, Pinnacle Bank acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG), a company which makes term loans to healthcare professionals and practices, for $75 million in cash. Pinnacle Bank will have one of four seats on BHG's board of managers, will account for the investment using the equity method, and its interest in BHG's net income will be reflected in Pinnacle Financial's noninterest income.

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2014, we were able to loan any one borrower a maximum amount equal to approximately $88.9 million plus an additional $59.2 million, or a total of approximately $148.1 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, or for other reasons. Pinnacle Bank's internal loan limit of $30 million is less than the legal lending limit, and Pinnacle Bank currently has three relationships in excess of its internal loan limit. These relationships range from $34.0 million to $40.0 million and were each approved by the Executive Committee of the Board of Directors.

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

Pinnacle Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans, residential first mortgage loans, home equity loans, home equity lines of credit and credit card loans.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle Bank has employed a marketing plan in its overall service areas primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are individuals and businesses located in the Nashville and Knoxville MSAs. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its officers and directors, although its use of media advertising has increased in recent years due to its advertising and banking sponsorship with the Tennessee Titans NFL football team.

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

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle Bank's clients in achieving their financial objectives consistent with their risk tolerances.  All of the financial products are offered by RJFS from Pinnacle Bank's main office and its other offices. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs.  Pursuant to its contract with us, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank.  Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that Pinnacle Bank personnel deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs including commissions paid to licensed brokers.

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

Capital Markets

In December 2014, Pinnacle Financial announced that it was entering the capital markets business with the hiring of a new senior officer to lead Pinnacle Bank's PNFP Capital Markets subsidiary.  PNFP Capital Markets employees are expected to partner with Pinnacle Bank's financial advisors to offer corporate clients merger & acquisition advisory services, private debt, equity and mezzanine, interest rate derivatives and other selected middle-market advisory services.

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

Competitive Conditions

The Nashville MSA banking market is very competitive, with 65 financial institutions with over $44.1 billion in deposits in the market as of June 30, 2014, up from approximately $40.8 billion at June 30, 2013 according to FDIC data.  As of June 30, 2000, approximately 62.8% of this deposit base was controlled by three large, multi-state banks headquartered outside of Nashville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), and SunTrust (headquartered in Atlanta, Georgia).  According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), Bank of America, and SunTrust (including the acquired National Bank of Commerce) declined from approximately 62.8% to 43.1% between June 30, 2000 and June 30, 2014.  Pinnacle Bank, on the other hand, after fourteen years of operations, holds the No. 4 market share position in the Nashville MSA at June 30, 2014 with 9.4% of the market, immediately behind the top three out-of-state banks.

The Knoxville MSA banking market is also very competitive, with 51 financial institutions with over $14.7 billion in deposits in the market as of June 30, 2014 up from $14.5 billion at June 30, 2013.  As of June 30, 2007, approximately 53.2% of this deposit base was controlled by three large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon (headquartered in Memphis, Tennessee), SunTrust, and Regions Financial.  According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of First Horizon, SunTrust, and Regions Financial declined from 53.2% to 49.0% between June 30, 2007 and June 30, 2014. The decline in market share for the top three competitors since June 30, 2007 has occurred since Pinnacle Bank established a presence in the Knoxville MSA in 2007.  At June 30, 2014, Pinnacle Bank had approximately 3.5% of the market share in the Knoxville MSA.

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

Employees

As of February 15, 2015, we employed 766.5 full-time equivalent associates.  We believe these associates are Pinnacle's most important asset  and consider our relationship with our associates to be excellent.  This is supported by the fact that consulting firm, Great Place to Work, recognized us as one of the best workplaces in the United States on its 2014 Best Small & Medium Workplaces list published in FORTUNE magazine. The selection is based on an anonymously conducted survey of associates. Additionally, the American Banker also recognized Pinnacle Bank as the best bank to work for in 2013 and the second best bank to work for in 2014.

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

Under the Bank Holding Company Act, as amended by the Dodd-Frank Act, if well-capitalized and well-managed, a bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well-capitalized and well-managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.

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

Under Federal Reserve guidelines for bank holding companies applicable prior to January 1, 2015, the minimum ratio of total capital to risk-weighted assets was 8%. Total capital consisted of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and related surplus, and a limited amount of cumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets. The trust preferred securities previously issued by Pinnacle Financial qualified as Tier 1 capital, and as described below will continue to qualify as Tier 1 capital under the Dodd-Frank Act and Basel III. Under Federal Reserve guidelines applicable prior to January 1, 2015, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  For a holding company to be considered "well-capitalized," it was required to maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level.

In addition, the Federal Reserve established minimum leverage ratio guidelines for bank holding companies that were applicable prior to January 1, 2015. These guidelines provided that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provided that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve indicated that it will consider a bank holding company's Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Dodd-Frank Act contained a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part these provisions have resulted in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets as of May 9, 2010 over a three-year period beginning in 2013. Pinnacle Financial's trust preferred securities will continue to qualify as Tier 1 capital.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to Pinnacle Bank and Pinnacle Financial, effective January 1, 2015. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective as to Pinnacle Financial and Pinnacle Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets on December 31, 2009, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions, including a portion of Pinnacle Bank's recorded investment in BHG (which as a minority interest in an unconsolidated financial institution is subject to specified deductions).

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial expects that it will opt-out of this requirement.

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. For such companies, the board of directors and senior management is required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management's policies.

Failure to meet statutorily mandated capital requirements or more restrictive ratios separately established for a financial institution by its regulators could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.

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

Under FDIC regulations effective January 1, 2015, a state regulated bank which is not a member of the Federal Reserve (a state nonmember bank) is "well capitalized" if it has a leverage capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 8% or better (up from 6.0% under previous regulations), a common equity Tier 1 capital ratio of 6.5%, or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank is considered "adequately capitalized" if it has a leverage ratio of at least 4%, a common equity Tier 1 capital ratio of 4.5%, or better, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be "well capitalized" in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized (a ratio of tangible equity to total assets equal to or less than 2.0%). The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.  As of December 31, 2014, Pinnacle Bank is considered "well-capitalized".

At December 31, 2014, Pinnacle Bank's common equity Tier 1 capital ratio (calculated under the Basel III regulations) was 10.8%, its Tier 1 risk-based capital ratio was 11.4%, its total risk-based capital ratio was 12.6% and its leverage ratio was 10.6%, compared to 11.3%, 11.3%, 12.6% and 10.5% at December 31, 2013, respectively. At December 31, 2014, Pinnacle Financial's common equity tier 1 capital ratio was 10.1%, its tier 1 risk-based capital ratio was 12.1%, its total risk-based capital ratio was 13.4% and its leverage ratio was 11.3%, compared to 10.1% 11.8%, 13.0% and 10.9% at December 31, 2013, respectively. All ratios above are in excess of regulatory requirements. More information concerning Pinnacle Financial's, and Pinnacle Bank's, regulatory ratios at December 31, 2014 is included in Note 21 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. The principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures, and any dividends payable to common stockholders, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole stockholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

In addition to state law limitations on Pinnacle Financial's ability to pay dividends, commencing January 1, 2016, the Federal Reserve's capital rules impose limitations on Pinnacle Financial's ability to pay dividends if its capital conservation buffer (which is generally the amount by which its capital ratios exceed the minimum requirement for such ratio) is less than 2.5%. The limitations are phased in over three years commencing January 1, 2016. In addition to limiting dividends these restrictions also limit share repurchases and the paying of discretionary bonuses if capital levels fall below minimums plus the buffer amounts, and also limit the percentage of eligible retained income that can be utilized for those purposes.

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial.  Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years.  As of December 31, 2014, Pinnacle Bank could pay dividends to us of up to $116.5 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Pinnacle Financial currently has available cash balances which amounted to approximately $36.5 million at December 31, 2014.

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

During the fourth quarter of 2013, Pinnacle Financial Partners initiated a quarterly common stock dividend in the amount of $0.08 per share. During the year ended December 31, 2014, Pinnacle Financial Partners paid $14.2 million in dividends to common shareholders. On January 20, 2015, Pinnacle Financial Partner's Board of Directors declared a $0.12 per share dividend to be paid on February 27, 2015 to shareholders of record as of the close of business on February 6, 2015, an increase of $0.04 or 50% over the amount of the quarterly dividends paid in the fourth quarter of 2014. The amount and timing of any future dividend payments to common shareholders will be subject to the discretion of Pinnacle Financial Partners Board of Directors.

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

Community Reinvestment

The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle Bank received an "outstanding" CRA rating from its primary federal regulator on its most recent regulatory examination.

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

Pursuant to the Dodd-Frank Act, Congress has established the Consumer Financial Protection Bureau ("CFPB") which is responsible for implementing federal consumer protection laws.  Banks under $10 billion in assets will not be separately examined by the CFPB for compliance with these new laws and regulations, but will be examined for compliance by their primary federal bank regulator.

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

Anti-Terrorism Legislation

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with clients and prospects including foreign financial institutions and foreign customers.

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

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. The ultimate impact of the Dodd-Frank Act on our businesses and results of operations will depend on continued regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of the Dodd-Frank Act and the significant amount of regulations that have been issued over the last four years and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions remains unpredictable at this time.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges resulted primarily from provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience a slower growth economic environment in 2015. Accordingly, we expect that our results of operations could continue to be negatively impacted by economic conditions, including reduced loan demand, in 2015. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. During 2014, and in anticipation of increases in short term interest rates in the second half of 2015 that we anticipate will occur, we have reduced the amount of variable rate loans with interest rate floors by approximately $300 million.  We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment.  In the event that short-term interest rates don't rise in the second half of 2015, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

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

We have entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. In the even that interest rates do not change in the manner anticipated, such transactions may not be effective.

Our ability to declare and pay dividends is limited.

While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013, there can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Our principal source of funds used to pay cash dividends on our common stock will be dividends that we receive from Pinnacle Bank. Although Pinnacle Bank's asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our common stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from Pinnacle Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, Federal Reserve Board regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that begin to apply on January 1, 2016 and are thereafter phased in over three years.

In addition, the terms of the indentures pursuant to which our subordinated debentures have been issued prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on our subordinated debentures.  Moreover, the terms of our and our bank subsidiary's loan agreements prohibit us from paying dividends on our common stock when there is an event of default or unmatured event of default under the loan agreements or when the payment of the dividend would result in an event of default or unmatured event of default under the loan agreements.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

At December 31, 2014, we had meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2015 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in the Nashville and Knoxville MSAs. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2014, our commercial and industrial loans accounted for almost 38.9% of our total loans, up from 31.5% at December 31, 2010. Additionally, approximately, 16.7% of our loans at December 31, 2014 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2015. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

We currently operate primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets.  We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2015 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

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

Our investment in BHG may not produce the contribution to our results of operations that we expect.

On February 4, 2015 we acquired a 30% interest in BHG for $75 million in cash.  Although we have made other investments in businesses that we do not control, this is the largest investment of this type that we have made.  While we have a significant stake in BHG, are entitled to designate one member of BHG's four person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, we do not control BHG and the other managers and members of BHG make most decisions regarding BHG's operations without our consent or approval, including a decision to sell BHG subject to the satisfaction of certain conditions.  Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal.

A significant portion of BHG's revenue (and correspondingly our interest in any of BHG's net profits) comes from the sale of loans originated by BHG to community banks, and the market for these loans. Moreover, the purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell.  In the event that BHG's loan growth slows over historical levels and the resulting loan sales decrease, its results of operations (and our interest in the net profits of BHG) would be materially and adversely affected and our non-interest income would be adversely affected.  BHG currently operates in most states without the need for a permit or any other license.  In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG's ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG's results of operations (and our interest in BHG's net profits) could be materially and adversely affected.

We anticipate that foreclosed real estate expense will continue to negatively impact our earnings.

As we acted to resolve non-performing real estate loans over the last few years, our level of other real estate owned was elevated in comparison to our first six years of operation. As a result, we experienced elevated levels of foreclosed real estate expense. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. Should levels of other real estate owned increase or should local real estate values decline, these charges will continue to negatively impact our results of operations.

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Although we have made meaningful progress over the last three years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle Bank's portfolio was approximately 7.0% of total loans at December 31, 2014. These loans make up approximately 31.0% of our non-performing loans at December 31, 2014. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

Changes to capital requirements for bank holding companies and depository institutions that became effective on January 1, 2015 may negatively impact Pinnacle Financial's and Pinnacle Bank's results of operations

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank expect that each of them will opt-out of this requirement.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. In the event that our assets were to exceed $10 billion, we would become subject to these additional regulations and our results of operations may be materially impacted by the additional costs to comply with these additional regulations. Although several regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

Future expansion and acquisitions may result in additional risks.

We expect to continue to expand through additional branches and may consider other geographic expansion, including possible acquisitions of all or part of other financial institutions.  Such expansions involve various risks, including:

•	The difficulty of successfully integrating the acquired institutions or branches with our existing systems;

•	Inaccurate estimates or assessments of the future management, market, operating results or credit quality of acquired institutions or branches or products

•	Incurrence of goodwill and other intangibles and potential for potential impairment of these intangibles and the adverse impact on future results of operations;

•	Potential for loss of employees or customers of the acquired institution or branch and difficulty of attracting new employees and customers to denovo branches; and

•	Potential for diversion or disruption of our existing operations or management as well as those of the acquired institution.

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

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2015 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio.  As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2015 and beyond.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2014, our goodwill and other identifiable intangible assets totaled approximately $246.4 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in the Nashville and Knoxville MSAs have higher lending limits, more banking offices, and a larger market share of loans or deposits than do we. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville and Knoxville markets. Moreover, much of our loan growth in 2012 through 2014 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

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

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2014, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

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

On February 4, 2015, Pinnacle Bank entered into a loan agreement (the "Bank Loan Agreement") with a bank for $40 million, the borrowings from which Pinnacle Bank used to acquire a 30% interest in BHG. The Bank Loan Agreement contains many of the same affirmative and negative covenants as are in the Loan Agreement. If an event of default occurs under the Bank Loan Agreement, Pinnacle Bank may be required to pay all amounts outstanding under the Bank Loan Agreement. Moreover, in the event of Pinnacle Bank's bankruptcy, dissolution or liquidation the obligations under the Bank Loan Agreement must be repaid before any distributions can be made to Pinnacle Financial.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. The Company operates 34 banking locations throughout our market areas, including 10 for which the Company leases the land, the building or both.  The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettsville, Smyrna and Shelbyville.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. The following table shows the high and low sales price information for Pinnacle Financial's common stock for each quarter in 2014 and 2013 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2014:
First quarter	$39.10	$30.68
Second quarter	39.85	32.77
Third quarter	40.10	34.73
Fourth quarter	40.30	33.93
2013:
First quarter	$23.94	$18.97
Second quarter	26.30	21.32
Third quarter	30.18	25.79
Fourth quarter	33.36	29.48

As of February 18, 2014, Pinnacle Financial had approximately 35,809,746 stockholders of record.

During the fourth quarter of 2013, we paid a quarterly dividend on our common stock for the first time. The amount of the initial dividend was $0.08 per share. During 2014, we paid a quarterly cash dividend of $0.08 during each of the first, second, third and fourth quarters of 2014. During the first quarter of 2015, we declared a dividend of $0.12 per share to be paid on February 27, 2015. See ITEM 1. "Business – Supervision and Regulation – Payment of Dividends" and ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on dividend restrictions applicable to Pinnacle Financial and Pinnacle Bank.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2014 as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	440	$37.93	-	-
November 1, 2014 to November 30, 2014	1,554	38.61	-	-
December 1, 2014 to December 31, 2014	-	-	-	-
Total	1,994	$38.46	-	-

ITEM 6.  SELECTED FINANCIAL DATA

	2014	2013	2012	2011	2010
Total assets	$6,018,248	$5,563,776	$5,040,549	$4,863,951	$4,909,004
Loans, net of unearned income	4,590,027	4,144,493	3,712,162	3,291,351	3,212,440
Allowance for loan losses	67,359	67,970	69,417	73,975	82,575
Total securities	770,730	733,252	707,153	897,292	1,018,637
Goodwill, core deposit and other intangible assets	246,422	247,492	249,144	251,919	254,795
Deposits and securities sold under agreements to repurchase	4,876,600	4,603,938	4,129,855	3,785,931	3,979,352
Advances from FHLB	195,476	90,637	75,850	226,069	121,393
Subordinated debt and other borrowings	96,158	98,658	106,158	97,476	97,476
Stockholders' equity	802,693	723,708	679,071	710,145	677,457

Statement of Operations Data:
Interest income	$206,170	$191,282	$185,422	$188,346	$203,348
Interest expense	13,185	15,384	22,557	36,882	58,975
Net interest income	192,985	175,899	162,865	151,464	144,373
Provision for loan losses	3,635	7,856	5,569	21,798	53,695
Net interest income after provision for loan losses	189,350	168,042	157,296	129,666	90,678
Noninterest income	52,602	47,104	43,397	37,940	36,315
Noninterest expense	136,300	129,261	138,165	139,107	146,883
Income (loss) before income taxes	105,653	85,884	62,527	28,499	(19,890)
Income tax expense (benefit)	35,182	28,158	20,643	(15,238)	4,410
Net income (loss)	70,471	57,726	41,884	43,737	(24,300)
Preferred dividends and accretion on common stock warrants	-	-	3,814	6,665	6,142
Net income (loss) available to common stockholders	$70,471	$57,726	$38,070	$37,072	$(30,442)

Per Share Data:
Earnings (loss) per share available to common stockholders – basic	$2.03	$1.69	$1.12	$1.11	$(0.93)
Weighted average common shares outstanding – basic	34,723,335	34,200,770	33,899,667	33,420,015	32,789,871
Earnings (loss) per common share available to common stockholders – diluted	$2.01	$1.67	$1.10	$1.09	$(0.93)
Weighted average common shares outstanding – diluted	35,126,890	34,509,261	34,487,808	34,060,228	32,789,871
Common dividends per share	$0.32	$0.08	-	-	-
Book value per common share	$22.45	$20.55	$19.57	$18.56	$17.22
Tangible book value per common share	$15.62	$13.52	$12.39	$11.33	$9.80
Common shares outstanding at end of period	35,732,483	35,221,941	34,696,597	34,354,960	33,870,380
Performance Ratios:
Return on average assets	1.24%	1.11%	0.78%	0.77%	(0.61%)
Return on average stockholders' equity	9.19%	8.22%	5.46%	5.27%	(4.37%)
Net interest margin (1)	3.75%	3.77%	3.77%	3.55%	3.25%
Net interest spread (2)	3.65%	3.65%	3.61%	3.33%	2.99%
Noninterest income to average assets	0.92%	0.90%	0.89%	0.78%	0.72%
Noninterest expense to average assets	2.39%	2.48%	2.83%	2.88%	2.93%
Efficiency ratio (3)	55.50%	57.96%	66.99%	73.45%	81.29%
Average loan to average deposit ratio	93.15%	93.46%	92.78%	86.76%	87.64%
Average interest-earning assets to average interest-bearing liabilities	142.64%	137.78%	131.44%	125.84%	120.27%
Average equity to average total assets ratio	13.46%	13.47%	14.30%	14.55%	13.90%
Dividend payout ratio(4)	16.67%	20.38%	-	-	-

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	403.20%	373.80%	304.20%	154.60%	102.10%
Allowance for loan losses to total loans	1.47%	1.64%	1.87%	2.25%	2.57%
Nonperforming assets to total assets	0.46%	0.60%	0.82%	1.80%	2.86%
Nonperforming assets to total loans and other real estate	0.61%	0.80%	1.11%	2.66%	4.29%
Net loan charge-offs to average loans	0.10%	0.24%	0.29%	0.94%	1.96%

Capital Ratios (Pinnacle Financial):
Leverage (5)	11.30%	10.90%	10.60%	11.40%	10.70%
Tier 1 risk-based capital	12.10%	11.80%	11.80%	13.80%	13.80%
Total risk-based capital	13.40%	13.00%	13.00%	15.30%	15.40%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Net interest spread is the result of the difference between the interest earned on interest earning assets less the interest paid on interest bearing liabilities.
(3)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Annualized for 2013.
(5)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2014 and 2013 and our results of operations for each of the years in the three-year period ended December 31, 2014.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our diluted net income per common share available to common stockholders for the year ended December 31, 2014 was $2.01 compared to diluted net income  per common share available to common stockholders of $1.67 and $1.10 for the years ended December 31, 2013 and 2012, respectively.

Results of operations.  Our net interest income increased to $193.0 million for 2014 compared to $175.9 million for 2013 and $162.9 million for 2012. The net interest margin (the ratio of net interest income to average earning assets) for 2014 was 3.75% compared to 3.77% for both  2013 and 2012. Our net interest margin was impacted favorably in all three years by loan growth, an increased effort to reduce our cost of funds and a decreased dependency on higher priced funding.

Our provision for loan losses was $3.6 million for 2014 compared to $7.9 million in 2013 and $5.6 million in 2012. Our net charge-offs were $4.2 million during 2014 compared to $9.3 million in 2013 and $10.1 million in 2012. During 2014, we decreased our allowance for loan losses as a percentage of loans from 1.64% at December 31, 2013 to 1.47% at December 31, 2014 primarily due to the ongoing resolution of non-performing loans, the reduction in our net charge-offs and improvements in the overall credit quality of our loan portfolio during 2014.

Noninterest income for 2014 compared to 2013 increased by $5.5 million, or 11.7%. This growth was primarily attributable to an increased number of deposit accounts which resulted in increased service charge and interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust. Noninterest income for 2013 compared to 2012 increased by $3.7 million, or 8.5%, which was also largely impacted by increased production in our fee-based products such as investments, insurance and trust.

Noninterest expense for 2014 compared to 2013 increased by $7.0 million, or 5.5%, primarily due to an increase in salaries and employee benefits expense, which increased by $5.7 million and higher equipment and occupancy costs due to the expansion of our corporate headquarters in Nashville, TN as well as the addition of an office in Knoxville, TN during the fourth quarter of 2014, partly offset by decreased other real estate owned expense.   Noninterest expense for 2013 compared to 2012 decreased by $8.9 million, or 6.4%, primarily due to decreased other real estate owned expenses, which decreased by $8.4 million over the 2012 levels, decreased amortization expense of $1.5 million, and decreased other noninterest expenses of $4.3 million offset in part by higher salaries and employee benefits expense, which increased by $4.6 million. The number of full-time equivalent employees increased from 730.5 at December 31, 2012 to 751.0 and 764.0 at December 31, 2013 and 2014, respectively.

Income tax expense for 2014 was $35.2 million compared to $28.2 million in 2013 and $20.6 million in 2012.  The effective income tax expense rate for the year ended December 31, 2014 was approximately 33.3% compared to 32.8% and 33.0% for the years ended December 31, 2013 and 2012, respectively.  For each of the three years ended December 31, 2014, our effective income tax rate differs from the statutory rates primarily due to our investments in bank qualified municipal securities, our real estate investment trust and bank-owned life insurance.

Net income available to common stockholders for 2014 was $70.5 million compared to $57.7 million in net income in 2013 and $38.1 million in 2012. Included in net income available to common stockholders for the year ended December 31, 2012 was approximately $3.8 million of charges related to preferred stock dividends and accretion of the preferred stock discount related to our participation in the U.S. Treasury's TARP Capital Purchase Program (CPP). The charges associated with the preferred stock in fiscal 2012 included the acceleration of the preferred stock discount associated with the redemption of  the remaining 71,250 shares of Series A preferred stock during the second quarter of 2012.

Financial Condition.  Our loan balances increased by $445.5 million during 2014 compared to an increase of $432.3 million in 2013.  The increase in our outstanding loan balances represents the result of increases in the number of relationship advisors in our markets and increased focus on attracting new customers to our Company.

Total deposits increased from $4.533 billion at December 31, 2013 to $4.783 billion at December 31, 2014.  Within our deposits, the ratio of core funding to total deposits decreased slightly from 85.5% at December 31, 2013 to 84.8% at December 31, 2014.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients as the economies in our principal markets continue to expand.

Capital and Liquidity.  At December 31, 2014 and 2013, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements.  From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

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

Allowance for Loan Losses (allowance).  Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of the loan portfolio, loan loss experience, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of allowance maintained by management is believed adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, is deemed uncollectible.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. We incorporate relevant loan review results in the allowance.

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables.  The ASC 450-20 analysis is intended to quantify the inherent risk in our performing loan portfolio.  The component of the allowance generated by ASC 310-10-35 is the result of a loan-by-loan analysis of impaired loans $250,000 and greater and the resulting impairment percentage being applied to all loans below $250,000.

The ASC 450-20 component of the allowance for loan losses begins with a process of estimating the probable losses based on our internal system of risk ratings and historical loss data for our risk rated portfolio.  Prior to 2010, because of our limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions.  During 2010, we incorporated the results of our own historical migration analysis of all loans that were charged-off during the prior eight quarters.  The look-back period in our migration analysis was extended in 2011 to eleven quarters to continue to include the losses incurred in the second quarter of 2009. Subsequently, we have increased our look-back period each quarter to include the most recent quarters' loss history for a total of 23 quarters as of December 31, 2014. In this current economic environment, we believe the extension of our look-back period in our migration analysis has been appropriate due to the risks inherent in our loan portfolio.  Additionally, as the most recent 12 quarters are considered more relevant in this current economic cycle, they have been weighted more than the earliest 11 quarters. The weighting of these quarters will be determined based upon our assessment of the relevance of each quarter in the economic cycle.  During the fourth quarter of 2014, we validated our loss emergence period in order to improve our assessment of the migration loss analysis.  The loss emergence period is the length of time from an initial event which triggered the loss to the recognition of the loss.  The loss emergence period was determined for the losses in each category of loans and then applied to the resulting loss migration analysis.  The application of a loss emergence period adjusts the migration analysis for each loan category to a more precise length of time which may be greater than or less than one year.  This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio.

The allowance allocation for non risk-rated portfolios is based on consideration of our actual historical loss rates and are evaluated as a group by category rather than on an individual loan basis because these loans are smaller and homogeneous. We weight the allocation methodologies for the non risk-rated loan portfolio and determine a weighted average allocation for these portfolios.

The estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for a number of environmental factors that have not been fully considered in either the loan by loan impairment or migration analyses. The environmental categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management.  The data for each measurement is determined from both internal and external sources.  The resulting measurements are assigned a risk factor against the non impaired loan portfolio based upon where each measurement falls on a pre-determined level of risk on a nine point scale.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in our risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in various concentrations, policy exceptions, economic conditions, loan volume changes, independent loan review, collateral considerations, trends in credit quality, trends in competition and regulatory requirements, enterprise wide risk assessments, modeling risks within the allowance process and peer group credit quality.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.

The ASC 450-20 portion of the allowance also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the subjectivity risk of not considering all relevant environmental categories and related measurements and imprecision in our credit risk ratings process.

The second component of the allowance for loan losses is determined pursuant to ASC 310-10-35. Loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means collecting all interest and principal payments of a loan as scheduled in the loan agreement. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a "confirming event" has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

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

We then test the resulting allowance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the results of our testing, and decides on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews and approves the methodology and resultant allowance prior to the filing of quarterly and annual financial information.

While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and inherently imprecise. There are factors beyond our control, such as conditions in the local, national, and international economy, a local real estate market or particular industry conditions which may negatively impact materially our asset quality and the adequacy of our allowance for loan losses and thus the resulting provision for loan losses.

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

Impairment of Intangible Assets. Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. There are no such assets to be disposed of at December 31, 2014.

Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired.  Our annual assessment date is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

ASC 350, Intangibles — Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The results of our qualitative assessment indicated that the fair value of our reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

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

Specific factors that could negatively impact the assumptions used include the following: a change in the control premium being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario;  significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. Banks; and Pinnacle Financial's performance relative to peers.  Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any.

Results of Operations

The following is a summary of our results of operations for 2014, 2013 and 2012 (in thousands except per share data):

	Years ended December 31,		2014-2013 Percent Increase	Year ended December 31,	2013-2012 Percent Increase
	2014	2013	(Decrease)	2012	(Decrease)

Interest income	$206,170	$191,282	7.78%	$185,422	3.16%
Interest expense	13,185	15,384	(14.29%)	22,557	(31.80%)
Net interest income	192,985	175,898	9.71%	162,864	8.00%
Provision for loan losses	3,635	7,857	(53.74%)	5,569	41.08%
Net interest income after provision for loan losses	189,350	168,041	12.68%	157,295	6.83%
Noninterest income	52,602	47,104	11.67%	43,397	8.54%
Noninterest expense	136,300	129,261	5.45%	138,165	(6.44%)
Net income before income taxes	105,653	85,884	23.02%	62,527	37.35%
Income tax expense	35,182	28,158	24.94%	20,643	36.41%
Net income	70,471	57,726	22.08%	41,884	37.82%
Preferred dividends and preferred stock discount accretion	-	-	-	3,814	(100.00%)
Net income available to common stockholders	$70,471	$57,726	22.08%	$38,070	51.63%
Basic net income per common share available to common stockholders	$2.03	$1.69	20.24%	$1.12	50.70%
Diluted net income per common share available to common stockholders	$2.01	$1.67	19.93%	$1.10	52.07%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2014, we recorded net interest income of approximately $193.0 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.75%.  For the year ended December 31, 2013, we recorded net interest income of approximately $175.9 million, which resulted in a net interest margin of 3.77%. For the year ended December 31, 2012, we recorded net interest income of approximately $162.9 million, which resulted in a net interest margin of 3.77%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2014 (in thousands):
	2014			2013			2012
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$4,295,283	$184,649	4.31%	$3,861,166	$169,253	4.40%	$3,438,401	$160,037	4.66%
Securities:	-	-		-	-		-	-
Taxable	594,223	14,227	2.39%	559,702	14,504	2.59%	612,677	16,931	2.76%
Tax-exempt (2)	170,617	6,167	4.83%	173,202	6,378	4.91%	182,217	6,577	4.82%
Federal funds sold and other	155,585	1,127	0.86%	144,948	1,147	0.93%	155,876	1,877	1.33%
Total interest-earning assets	5,215,708	206,170	4.01%	4,739,018	191,282	4.10%	4,389,171	185,422	4.29%
Nonearning assets:	-			-			-
Intangible assets	246,956			248,291			250,619
Other nonearning assets	237,383			240,018			233,764
	$5,700,047			$5,227,327			$4,873,554
	-			-			-
Interest-bearing liabilities:	-			-			-
Interest-bearing deposits:	-			-			-
Interest checking	$901,442	$1,566	0.17%	$790,365	$1,928	0.24%	$677,632	$2,800	0.41%
Savings and money market	1,975,517	5,711	0.29%	1,714,154	5,795	0.34%	1,575,174	7,884	0.50%
Time deposits	477,902	2,677	0.56%	564,766	3,998	0.71%	644,039	6,158	0.96%
Total interest-bearing deposits	3,354,861	9,954	0.30%	3,069,285	11,721	0.38%	2,896,845	16,842	0.58%
Securities sold under agreements to repurchase	67,999	141	0.21%	113,742	239	0.21%	134,989	455	0.34%
Federal Home Loan Bank advances	134,874	594	0.44%	153,912	690	0.45%	202,338	2,237	1.11%
Subordinated debt and other borrowing	98,698	2,496	2.53%	102,571	2,734	2.67%	105,131	3,024	2.87%
Total interest-bearing liabilities	3,656,432	13,185	0.36%	3,439,510	15,384	0.45%	3,339,303	22,558	0.68%
Noninterest-bearing deposits	1,256,420	-	0.00%	1,062,089	-	0.00%	809,268	-	0.00%
Total deposits and interest- bearing liabilities	4,912,852	13,185	0.27%	4,501,599	15,384	0.34%	4,148,571	22,558	0.54%
Other liabilities	19,971	-		21,631	-		27,933	-
Stockholders' equity	767,224	-		704,097	-		697,050	-
	$5,700,047	-		$5,227,327	-		$4,873,554	-
Net interest income		$192,985			$175,898			$162,864
Net interest spread (3)			3.65%			3.65%			3.61%
Net interest margin (4)			3.75%			3.77%			3.77%

(1)	Average balances of nonperforming loans are included in average loan balances.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2014 would have been 3.74% compared to a net interest spread for the years ended December 31, 2013 and 2012 of 3.75% and 3.74%, respectively.
(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2014 and 2013, our net interest spread was 3.65% in both years, while the net interest margin was 3.75% and 3.77%, respectively. The net interest spread and net interest margin were 3.61% and 3.77%, respectively, for the year ended December 31, 2012.  The net interest margin has been greatly impacted by management's efforts to increase low cost deposits and increase loan volumes.  Our loan yields decreased between 2014 and 2013 as the competition for quality loans continues to be intense and the market dictates the rate necessary in order to grow volumes.  During the year ended December 31, 2014, total funding rates were less than those rates for the years ended December 31, 2013 and 2012 by 0.07% and 0.27%, respectively.  The net decrease was impacted by the continued shift in our deposit mix, as we increased our lower cost transaction account balances and concurrently reduced balances of higher cost time deposits.

Additionally, lower levels of nonaccrual loans positively impacted our net interest margin during the year ended December 31, 2014 when compared to the same period in 2013. Average nonperforming  loans were $17.4 million for the year ended December 31, 2014, compared to $21.5 million for the year ended December 31, 2013 and $38.4 million for the year ended December 31, 2012.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We currently believe that short term rates will remain low for an extended period of time.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of a low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters. We anticipate that this challenging competitive environment will continue in 2015.

We do believe our net interest income should increase in 2015 compared to 2014 primarily due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets by continuing to grow our core deposits, with wholesale funding limited to that required to fund the shortfall.

Rate and Volume Analysis.  Net interest income increased by $17.1 million between the years ended December 31, 2014 and 2013 and by $13.0 million between the years ended December 31, 2013 and 2012. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2014 Compared to 2013 Increase (decrease) due to			2013 Compared to 2012 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(3,475)	$19,101	$15,396	$(8,940)	$18,156	$9,216
Securities:
Taxable	(1,119)	894	(277)	(1,042)	(1,385)	(2,427)
Tax-exempt	(139)	(127)	(211)	164	(363)	(199)
Federal funds sold	(101)	99	(20)	(624)	(106)	(730)
Total interest-earning assets	(4,834)	19,967	14,888	(10,442)	16,302	5,860

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(553)	267	(362)	(1,152)	280	(872)
Savings and money market	(857)	889	(84)	(2,520)	431	(2,089)
Time deposits	(847)	(617)	(1,321)	(1,610)	(550)	(2,160)
Total deposits	(2,257)	539	(1,767)	(5,282)	161	(5,121)
Securities sold under agreements to repurchase	-	(96)	(98)	(175)	(41)	(216)
Federal Home Loan Bank advances	(15)	(86)	(96)	(1,315)	(232)	(1,547)
Subordinated debt and other borrowings	(144)	(103)	(237)	(210)	(81)	(291)
Total interest-bearing liabilities	(2,416)	253	(2,198)	(6,982)	(193)	(7,175)
Net interest income	$(2,418)	$19,714	$17,086	$(3,460)	$16,495	$13,035

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

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management's evaluation, we believe to be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to approximately $3.6 million, $7.9 million, and $5.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Provision expense for the year ended December 31, 2014 has decreased as compared to 2013, primarily due to a reduction in both net charge-offs and the overall amount of the allowance for loan losses. Provision expense for the year ended December 31, 2013 increased as compared to 2012, primarily due to growth in the loan portofolio, although both net charge offs and the overall amount of the allowance declined.

Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio.  Our allowance for loan losses as a percentage of loans decreased from 1.64% at December 31, 2013 to 1.47% at December 31, 2014.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2014.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The Company believes it will continue to experience reductions in its allowance to loans ratio in 2015 which will serve to reduce provision expense; however, the Company believes that provision expense will likely increase in 2015 in comparison to 2014's provision expense as the Company expects to continue to grow its loan portfolio in 2015.

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

The following is our noninterest income for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years ended December 31,		2014-2013 Percent Increase	Year ended December 31,	2013-2012 Percent Increase
	2014	2013	(Decrease)	2012	(Decrease)
Noninterest income:
Service charges on deposit accounts	$11,707	$10,558	10.88%	$9,918	6.45%
Investment services	9,383	8,038	16.73%	6,985	15.08%
Insurance sales commissions	4,613	4,537	1.68%	4,461	1.70%
Gains on mortgage loans sold, net	5,630	6,243	(9.82%)	6,699	(6.81%)
Investment gains (losses) on sales and impairments, net	29	(1,466)	101.98%	2,151	(168.15%)
Trust fees	4,601	3,747	22.79%	3,196	17.24%
Other noninterest income:				-
Interchange and other consumer fees	8,259	7,517	9.87%	6,264	20.00%
Bank-owned life insurance	2,426	2,116	14.65%	919	130.25%
Loan swap fees	264	1,162	(77.28%)	203	472.41%
Other equity investments	690	122	465.57%	(70)	(274.29%)
Other noninterest income	5,000	4,529	10.40%	2,671	69.56%
Total other noninterest income	16,639	15,446	7.72%	9,987	54.66%
Total noninterest income	$52,602	$47,103	11.67%	$43,397	8.54%

The increase in service charges on deposit accounts in 2014 compared to 2013 and 2012 is primarily related to increased analysis fees on our commercial client accounts as well as a 5.5% and 12.9% increase in deposit base when compared to 2013 and 2012, respectively.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank. At December 31, 2014, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.70 billion in brokerage assets held with Raymond James and Associates compared to $1.56 billion at December 31, 2013. Insurance commissions were approximately $4.6 million during 2014 and $4.5 million during 2013. Additionally, at December 31, 2014, our trust department was receiving fees on approximately $765 million and $861 million of managed and custodied assets, respectively, compared to approximately $639 million and $746 million at December 31, 2013.

Gains on mortgage loans sold consists of fees from the origination and sale of mortgage loans.  These mortgage fees are for loans originated principally in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of our mortgage loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Over the last several years, the reduced interest rates have provided home owners the opportunity to refinance their existing mortgages at low rates; however, as interest rates remain flat or begin to rise, we anticipate that our mortgage originations will continue to decrease from those levels realized in recent years. The fees from the origination and sale of mortgage loans have been netted against the commission expense associated with these originations.

During the year ended December 31, 2013, we recognized an other-than-temporary-impairment charge in the third quarter of 2013 of $1.5 million on approximately $23.4 million of bonds that were subsequently sold during the fourth quarter. During the year ended December 31, 2012, we realized approximately $2.2 million in net gains from the sale of $188.6 million of securities available-for-sale. To better manage our securities portfolio, we elected to sell these securities due to their relative underperfomance compared to the market, in order to minimize small dollar investments in our portfolio and due to other than temporarily impaired (OTTI) concerns on investment securities in certain municipalities. The gain we recognized in 2014 associated with bond sales was de minimis.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, changes in the fair value of our other equity investments and other items. Interchange revenues increased as a result of increased debit and credit card transactions as compared to the comparable period in 2013. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $2.4 million for the year ended December 31, 2014 compared to $2.1 million for the year ended December 31, 2013. The increase in earnings on these bank-owned life insurance policies resulted primarily from the 2013 purchase of approximately $38 million in additional bank-owned life insurance with terms similar to our existing policies. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and decreased by $898,000 when compared to the year ended December 31, 2013 as a result of reductions in client demand for these products in the current rate environment.

Also, during the year ended December 31, 2014, we recognized approximately $690,000 in gains in the market value of our other equity investments compared to $122,000 in the prior year's comparable period. These investments are equity investments in certain nonpublic private equity funds. As such, the income associated with these investments may fluctuate from period to period. With the recent acquisition of a 30% interest in Bankers Healthcare Group LLC, we believe that our other noninterest income will increase in 2015 in comparison to 2014 as the aggregate impact of the acquisition will be recognized in other noninterest income.

Other noninterest income increased by $471,000 between 2013 and 2014. Certain fees on unused lines of credit are included in other noninterest income and can be attributed to approximately $300,000 of the increase between 2013 and 2014.

Noninterest Expense.  The following is our noninterest expense for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years ended December 31,		2014-2013 Percent Increase	Year ended December 31,	2013-2012 Percent Increase
	2014	2013	(Decrease)	2012	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$48,935	$46,774	4.62%	$45,900	1.90%
Commissions	5,397	4,642	16.26%	4,283	8.38%
Annual cash incentives	20,534	18,413	11.52%	14,979	22.93%
Employee benefits and other	13,454	12,818	4.96%	12,895	(0.60%)
Total salaries and employee benefits	88,320	82,647	6.86%	78,057	5.88%
Equipment and occupancy	24,087	21,273	13.23%	20,420	4.18%
Other real estate expense	664	3,113	(78.67%)	11,544	(73.03%)
Marketing and business development	4,128	3,639	13.44%	3,636	0.08%
Postage and supplies	2,392	2,250	6.31%	2,380	(5.46%)
Amortization of intangibles	948	1,263	(24.94%)	2,739	(53.89%)
Other noninterest expense:				-
Deposit related expenses	4,619	4,631	(0.26%)	4,856	(4.63%)
Lending related expenses	4,132	2,926	41.22%	3,768	(22.35%)
Investment sales expense	354	306	15.69%	240	27.50%
Trust expenses	529	452	17.04%	376	20.21%
FHLB restructuring	-	877	(100.00%)	2,093	(58.10%)
Administrative and other expenses	6,127	5,884	4.13%	8,056	(26.96%)
Total other noninterest expense	15,761	15,076	4.54%	19,389	(22.24%)
Total noninterest expense	$136,300	$129,261	5.45%	$138,165	(6.44%)

The increase in total salaries and employee benefits expense in 2014 over 2013 and 2013 over 2012  is primarily related to annual merit increases awarded in January of each year and an increase in annual cash incentives as well as an increase in the number of employees in 2014 over 2013 and 2013 over 2012. Salaries and benefits will increase in 2015 with increased merit raises for the Company's workforce and the Company's continued recruiting effort to hire relationship bankers in our markets.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid actual awards between 0% and 125% of the targeted bonus award. In 2014, our cash incentives represented 123% of targeted incentive compensation compared to 125% in 2013 and 102% in 2012.

Employee benefits and other expenses include costs associated with the Pinnacle Financial Partners 401k plan, health insurance, and payroll taxes.  Also, included in employee benefits and other expense for the years ended December 31, 2014, 2013 and 2012, were approximately $5.3 million, $4.1 million and $4.4 million, respectively, of compensation expenses related to equity-based awards, primarily for restricted shares, restricted share units or performance unit awards.  We have not issued stock options since 2008.

Also included in employee benefits and other expenses are costs related to salary stock units issued to our senior executives for the year ended December 31, 2012. In connection with these awards, the executive officers received salary stock units which were settled in our common stock on a one-for-one basis. The program was terminated by the Human Resources and Compensation Committee (HRCC) of our Board of Directors effective June 30, 2012 following the redemption of the remaining preferred shares issued pursuant to the CPP.  Concurrently, these senior executives' were eligible to participate in our annual cash incentive plan effective July 1, 2012. For the years ended December 31, 2013 and 2014, no costs were incurred related to the salary stock units issued to our senior executives compared to approximately $1.0 million for 2012.

Equipment and occupancy expense for the year ended December 31, 2014 was 13.23% greater than in 2013 which were 4.18% greater than in 2012. One branch was added in the Knoxville MSA in each of the years ended December 31, 2013 and 2014. Additionally, we expanded our corporate headquarters in Nashville, Tennessee in 2014. An additional branch is expected to be added in the Knoxville MSA in 2015.

Other real estate expense was $664,000 for the year ended December 31, 2014 compared to $3.1 million and $11.5 million for the years ended December 31, 2013 and 2012, respectively. Approximately $99,000, $2.8 million, and $9.5 million of the other real estate expense incurred during the years ended December 31, 2014, 2013 and 2012, respectively, were net realized losses on dispositions and holding losses due to reduced valuations of OREO properties.  The remaining other real estate expense in 2014, 2013 and 2012 consisted of carrying costs to maintain or improve the properties. During 2014, we had other real estate owned dispositions of $6.4 million compared to $8.7 million in 2013 and $30.2 million in 2012.

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

Management's strategy has been to aggressively pursue disposition of nonperforming loans and other real estate owned in order to ultimately reduce the expense associated with carrying these nonperforming assets. Our disposition strategy generally has been to negotiate sales of foreclosed properties on a property-by-property basis, although we have also utilized both traditional and online auctions. Our use of online auctions has been primarily limited to individual residential homes and lots. During 2012, management utilized a bulk sale to dispose of approximately $9.0 million in nonperforming assets which consisted of both nonperforming loans and other real estate. No bulk sales occurred during 2013 or 2014, and the bulk sale strategy is not intended to be recurring; however, our nonperforming asset disposition strategy is reviewed on an on-going basis and could change in the future.

Noninterest expense related to the amortization of intangibles relates primarily to the intangibles acquired in the Mid-America and Cavalry mergers.  The core deposit intangibles are being amortized over ten years for Mid-America and were amortized over seven years for Cavalry, in each case using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.  Amortization expense associated with the core deposit intangibles for Mid-America will approximate $691,000 to $825,000 per year for the next three years with lesser amounts for the remaining amortization period.  The core deposit intangible related to Cavalry was fully amortized during the year ended December 31, 2013.  Additionally, in connection with our acquisition of an insurance brokerage firm in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis.  Amortization of the customer list intangible amounted to $91,000 for the year ended December 31, 2014 and $97,000 and $103,000 for the years ended December 31, 2013 and 2012, respectively.

Total other noninterest expenses decreased by 4.54% to $15.8 million during 2014 when compared to 2013 and by 22.2% to $15.1 million during 2013 when compared to 2012.  Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, FHLB restructuring expense and administrative expenses. During the second quarter of 2013, a $2.0 million allowance for off-balance sheet exposures was reversed against other noninterest expense as a result of the underlying letter of credit being funded.  This $2.0 million expense reversal was partially offset by an approximately $877,000 restructuring charge related to the prepayment of $35.0 million in FHLB advances in the first quarter of 2013. Restructuring charges of $2.1 million related to the prepayment of $60.0 million in FHLB advances were incurred in 2012. Administrative and other expenses increased by 4.13% to $6.1 million during 2014 when compared to 2013. Approximately $967,000 of this increase relates to increased regulatory costs as well as a $404,000 increase in state franchise tax partly offset by an approximate $1.0 million decrease in legal fees. Administrative and other expenses decreased by 27.0% to $2.2 million during 2013 when compared to 2012. Approximately $974,000 of this decrease relates to decreased regulatory costs as well as an approximately $788,000 decrease in legal fees. Also included in administrative and other expenses are expenses related to contributions, audit fees, and corporate insurance policies.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 55.5% in fiscal year 2014 compared to 58.0% in fiscal year 2013 and 67.0% in fiscal year 2012. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Declining other real estate owned expense positively impacted the efficiency ratio during the year ended December 31, 2014.

Income Taxes.  During the year ended December 31, 2014, Pinnacle Financial recorded income tax expense of $35.2 million.  Our effective income tax rate was 33.3% for the year ended December 31, 2014, which is principally impacted by our investments in municipal securities, our real estate investment trust and bank-owned life insurance offset in part by non-deductible meals and entertainment.

Preferred Stock Dividends and Preferred Stock Discount Accretion.  Net income available for common stockholders included preferred stock dividends of $1,660,000 in 2012, and the accretion on the preferred stock discount of $2,153,000, for the year ended December 31, 2012.  On December 12, 2008, we received $95.0 million from the sale of preferred stock to the U.S. Treasury as a result of our participation in the CPP. The Series A preferred stock we sold the U.S. Treasury paid cumulative dividends quarterly at a rate of 5 percent per annum. Pinnacle Financial redeemed the preferred shares issued to the Treasury under the CPP in two payments. During 2011, Pinnacle Financial redeemed 23,750 of the preferred shares for approximately $23.9 million.  As a result of the partial redemption, Pinnacle Financial recognized approximately $719,000 of accelerated accretion of the remaining preferred stock discount.  During 2012, Pinnacle Financial completed the redemption of the remaining 71,250 preferred shares outstanding to the Treasury for approximately $71.6 million.  Concurrently, Pinnacle Financial accelerated the accretion of the remaining preferred stock discount of approximately $1.7 million during 2012.

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

Financial Condition

Our consolidated balance sheet at December 31, 2014 reflects an increase of $445.5 million in outstanding loans to $4.590 billion and $249.1 million in total deposits to $4.783 billion from December 31, 2013. Total assets were $6.018 billion at December 31, 2014 as compared to $5.564 billion at December 31, 2013.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$1,544,091	33.6%	$1,383,435	33.4%	$1,178,196	31.7%	$1,110,962	33.8%	$1,094,615	34.1%
Consumer real estate - Mortgage	721,158	15.7%	695,616	16.8%	679,926	18.3%	695,745	21.1%	705,487	22.0%
Construction and land development	322,466	7.0%	316,191	7.6%	313,552	8.4%	274,248	8.3%	331,261	10.3%
Commercial and industrial	1,784,729	38.9%	1,605,547	38.7%	1,446,578	39.0%	1,145,735	34.8%	1,012,091	31.5%
Consumer and other	217,583	4.7%	143,704	3.5%	93,910	2.6%	64,661	2.0%	68,986	2.1%
Total loans	$4,590,027	100.0%	$4,144,493	100.0%	$3,712,162	100.0%	$3,291,351	100.0%	$3,212,440	100.0%

We have experienced growth in all segments of our portfolio. Significant growth occurred in the commercial real estate – mortgage segment which  includes owner-occupied commercial real estate loans.  Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate, however, the real estate is used as collateral.  At December 31, 2014, approximately 49.5% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Additionally, commercial and industrial loans increased by 11.2% during the year as a result of businesses returning to a more normalized post recession state of operations.

Consumer real estate mortgages consist of first mortgage real estate loans, junior liens and home equity lines of credit.  In total, we hold the first mortgage on $565.2 million of the mortgages within this portfolio. The remaining $155.9 million represent junior liens, or "second mortgages".  We had net charge-offs of $684,000 and $635,000 related to consumer loan second mortgages during 2014 and 2013, respectively.  At December 31, 2014, we had $73,000 of second mortgage consumer loans classified as nonperforming assets compared to $362,000 at December 31, 2013. In addition, approximately $17,000 and $156,000 of these second mortgages were past due at December 31, 2014 and 2013, respectively. Generally, for our second mortgage properties, should it become apparent to us that the first mortgage is habitually past due, classified as nonperforming or has other credit weaknesses, we will review our second mortgage to determine if the second mortgage should be considered for impairment.  Typically, the second mortgage loan will be placed on nonperforming status or charged off if it appears the borrower's credit status has deteriorated.  For borrowers where the first mortgage loan is held by another financial institution, we review credit histories of our home equity line of credit borrowers annually to determine if the borrower's credit score has decreased as a result of the borrower's inability to maintain their credit obligations in a satisfactory manner.

The following table classifies our fixed and variable rate loans at December 31, 2014 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2014
	Fixed Rates	Variable Rates(*)	Totals	At December 31, 2014	At December 31, 2013
Based on contractual maturity:
Due within one year	$213,150	$772,269	$985,419	21.5%	24.8%
Due in one year to five years	1,137,628	1,033,726	2,171,354	47.3%	42.2%
Due after five years	589,799	843,454	1,433,253	31.2%	32.9%
Totals	$1,940,577	$2,649,449	$4,590,026	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	$1,398,545	$1,398,545	30.5%	30.6%
Due within one year	213,150	470,413	683,563	14.9%	16.8%
Due in one year to five years	1,137,628	491,735	1,629,363	35.5%	32.3%
Due after five years	589,799	288,756	878,555	19.1%	20.3%
Totals	$1,940,577	$2,649,449	$4,590,026	100.0%	100.0%

(*)Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $1.1 billion of loans which at December 31, 2014 were priced at their contractual floors with a weighted average rate of 4.27%. The weighted average contractual rate on these loans is 3.54%. As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

The above information does not consider the impact of scheduled principal payments.

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

Given the positive economic outlook for the Nashville MSA and the Knoxville MSAs, we continue to make limited levels of loans for  sound commercial construction and development projects. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project, which may be inaccurate. Construction loans involve the disbursement of funds during construction with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Outstanding Principal Balances	Unfunded Commitments	Total Exposure	Percent of Total Risk-Based Capital	Total Exposure at December 31, 2013

Lessors of nonresidential buildings	$515,145	$57,475	$572,620	78.3%	$515,240
Lessors of residential buildings	292,721	42,678	335,399	44.5%	270,773

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due between 30 and 90 days and greater than 90 days as of December 31, 2014 and 2013 (dollars in thousands):
	December 31,
Accruing loans past due 30 to 90 days:	2014	2013
Commercial real estate – mortgage	$2,232	$2,561
Consumer real estate – mortgage	2,391	2,215
Construction and land development	421	4,839
Commercial and industrial	3,431	1,847
Consumer and other	9,532	1,488
Total accruing loans past due 30 to 90 days	$18,007	$12,950

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$2,232
Consumer real estate – mortgage	146	-
Construction and land development	-	-
Commercial and industrial	5	825
Consumer and other	172	289
Total accruing loans past due 90 days or more	$323	$3,346

Ratios:
Accruing loans past due 30 to 90 days as a percentage of total loans	0.39%	0.31%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.08%
Total accruing loans in past due status as a percentage of total loans	0.40%	0.39%

Potential Problem Loans.  Potential problem loans amounted to approximately $83.0 million, or 1.8% of total loans outstanding at December 31, 2014, compared to $65.0 million, or 1.5% of total loans outstanding at December 31, 2013. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.  Approximately $3.3 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2014.

Non-Performing Assets and Troubled Debt Restructurings.  At December 31, 2014, we had $27.9 million in nonperforming assets compared to $33.4 million at December 31, 2013. Included in nonperforming assets were $16.7 million in nonperforming loans and $11.2 million in other real estate owned at December 31, 2014 and $18.2 million in nonperforming loans and $15.2 million in other real estate owned at December 31, 2013.   At December 31, 2014 and 2013, there were $8.4 million and $19.6 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain in a performing status.

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2014, we recognized $256,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans. For the years ended December 31, 2013 and 2012, we recognized no interest income from loans that were classified as nonperforming from cash payments received from those borrowers.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  These loans are considered troubled debt restructurings. If on nonaccruing status as of the date of restructuring, any restructured loan is included in the nonperforming loan balancesas discussed above and is classified as an impaired loan.  Loans that have been restructured that are on accrual status as of the restructure date are not included in nonperforming loans; however, such loans are still considered impaired.

At December 31, 2014, we owned $11.2 million in other real estate which we had acquired, usually through foreclosure, from borrowers compared to $15.2 million at December 31, 2013; the majority of this real estate is located within our principal markets. We categorize other real estate owned into three types: developed lots, undeveloped land, and other. Included in the "other" category are primarily condominiums, office buildings and residential homes that are not new construction. The following table shows the amounts of our other real estate owned in such categories (in thousands):

	December 31,
	2014	2013
Developed lots	$275	$1,296
Undeveloped land	9,240	11,564
Other	1,671	2,366
	$11,186	$15,226

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2014 and 2013 (in thousands):

	At December 31, 2013	Payments, Sales and Reductions (2)	Foreclosures (3)	Inflows(4)	At December 31, 2014
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$9,017	$(5,627)	$(1,572)	$2,495	$4,313
Consumer real estate – mortgage	5,289	(5,991)	(815)	5,975	4,458
Construction and land development	1,070	(803)	-	4,906	5,173
Commercial and industrial	2,565	(4,535)	-	3,579	1,609
Consumer and other	242	(3,958)	(2,263)	7,132	1,153
Total nonperforming loans (1)	18,183	(20,914)	(4,650)	24,087	16,706
Other real estate owned	15,226	(8,690)	4,650	-	11,186
Total nonperforming assets	33,409	(29,604)	-	24,087	27,892
Troubled debt restructurings:
Commercial real estate – mortgage	13,453	(13,453)	-	-	-
Consumer real estate – mortgage	3,984	(107)	-	49	3,926
Construction and land development	113	(113)	-	436	436
Commercial and industrial	1,820	(1,675)	-	3,628	3,773
Consumer and other	276	(14)	-	13	275
Total troubled debt restructurings	19,646	(15,362)	-	4,126	8,410
Total nonperforming assets and troubled debt restructurings	$53,055	$(44,966)	$-	$28,213	$36,302

Ratios:
Nonperforming loans to total loans	0.44%				0.36%
Nonperforming assets to total loans plus other real estate owned	0.88%				0.61%
Nonperforming assets plus troubled debt restructurings to total loans and other real estate owned	1.28%				0.79%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and allowance for loan losses	19.02%				18.09%
Classified Asset Ratio (Pinnacle Bank)(5)	18.50%				18.10%
Allowance for loan loss coverage ratio	373.8%				403.2%
______________________
(1)	Approximately $10.2 million and $10.8 million as of December 31, 2014 and 2013, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.
(2)	Payments, sales and reductions in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the year ended December 31, 2014. Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure. Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.
(3)	Foreclosures in nonperforming loans and troubled debt restructurings are representative of transfers of balances to OREO during the year ended December 31, 2014.
(4)	Inflows in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the year ended December 31, 2014. Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during 2014. Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during 2014. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters where we were unable to receive fair compensation for the permitted concession.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2014 and December 31, 2013, our allowance for loan losses was $67.4 million and $68.0 million, respectively, which our management deemed to be adequate at each of the respective dates.  The decrease in the allowance for loan losses in 2014 as compared to 2013 is primarily the result of improving overall credit metrics within our portfolio, including the reduction in net charge-offs and an increase in our coverage ratio.  Our allowance for loan loss as a percentage of total loans has decreased from 1.64% at December 31, 2013 to 1.47% at December 31, 2014. The judgments and estimates associated with our allowance determination are described under "Critical Accounting Estimates" above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	December 31,
	2014		2013		2012		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate – Mortgage	$22,202	33.64%	$21,372	33.40%	$19,634	31.70%	$23,397	33.80%	$19,252	34.10%
Consumer real estate – Mortgage	5,424	15.71%	8,355	16.80%	8,762	18.30%	10,302	21.10%	9,898	22.00%
Construction and land development	5,724	7.03%	7,235	7.60%	9,164	8.50%	12,040	8.30%	19,122	10.30%
Commercial and industrial	29,167	38.88%	25,134	38.70%	24,738	39.00%	20,789	34.80%	21,426	31.50%
Consumer and other	1,570	4.74%	1,632	3.50%	1,094	2.50%	1,125	2.00%	1,874	2.10%
Unallocated	3,272	NA	4,242	NA	6,025	NA	6,322	NA	11,003	NA
Total allowance for loan losses	$67,359	100.00%	$67,970	100.00%	$69,417	100.00%	$73,975	100.00%	$82,575	100.00%

The decrease in the overall allowance for loan losses is due to the improvement of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. As we have worked to rehabilitate impaired loans and total impaired loans has decreased, the specific allocations for impaired loans have decreased. Specific valuation allowances related to impaired loans were approximately $2.9 million at December 31, 2014 compared to $4.0 million at December 31, 2013.  The decrease in the specific allocation for impaired loans between 2013 and 2014 was due to many factors, including the resolution of a number of troubled assets.  The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or that are attributable to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 6 to the "Notes to the Consolidated Financial Statements."

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2014 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2014	2013	2012	2011	2010
Balance at beginning of period	$67,970	$69,417	$73,975	$82,575	$91,959
Provision for loan losses	3,635	7,857	5,569	21,798	53,695
Charged-off loans:				-	-
Commercial real estate - Mortgage	(875)	(4,123)	(4,667)	(3,044)	(9,041)
Consumer real estate - Mortgage	(1,621)	(2,250)	(6,731)	(5,076)	(6,769)
Construction and land development	(301)	(1,351)	(2,530)	(10,157)	(27,526)
Commercial and industrial	(3,095)	(8,159)	(4,612)	(15,360)	(23,555)
Consumer and other	(1,811)	(1,369)	(1,117)	(1,213)	(652)
Total charged-off loans	(7,703)	(17,252)	(19,657)	(34,850)	(67,543)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	538	500	285	116	343
Consumer real estate - Mortgage	671	1,209	818	495	377
Construction and land development	277	1,464	1,155	1,530	2,618
Commercial and industrial	1,484	4,531	7,175	2,167	874
Consumer and other loans	487	244	97	144	252
Total recoveries of previously charged-off loans	3,457	7,948	9,530	4,452	4,464
Net charge-offs	(4,246)	(9,304)	(10,127)	(30,398)	(63,079)
Balance at end of period	$67,359	$67,970	$69,417	$73,975	$82,575

Ratio of allowance for loan losses to total loans outstanding at end of period	1.47%	1.64%	1.87%	2.25%	2.57%
Ratio of net charge-offs to average loans outstanding for the period	0.10%	0.24%	0.29%	0.92%	1.96%

As noted in our critical accounting policies, management assesses the adequacy of the allowance at the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $770.7 million and $733.3 million at December 31, 2014 and 2013, respectively. Our investment to asset ratio has decreased from 13.2% at December 31, 2013 to 12.8% at December 31, 2014.  Over the last several years we have reduced the ratio of investments to total assets and the absolute level of investment securities on our balance sheet as we have allocated more funding to loans and reduced our reliance on revenues from our investment securities. Given we believe that interest rates will increase over the next few years, we have elected to reduce the ratio of our investment securities portfolio to total assets in an effort to reduce the interest rate risks from this asset class which is dominated by fixed rate securities. By doing so, we are also reducing the impact of rising rates on our accumulated comprehensive income (loss) accounts as the concurrent devaluation of our investment securities portfolio would impact our stockholders' equity negatively during a rising rate environment. As rates increase and the aforementioned interest rate risks reduce, we may elect to allocate more funding to our investment securities portfolio. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.

A summary of certain aspects of our investment portfolio at December 31, 2014 and 2013 follows:

	December 31,
	2014	2013
Weighted average life	4.55 years	5.22 years
Effective duration	2.81%	4.61%
Weighted average coupon	3.31%	3.50%
Tax equivalent yield	2.81%	3.15%

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2014 and 2013 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2014:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$3,002	0.34%	$4,393	4.65%	$505	0.96%	$7,900	2.77%
Due in one year to five years	-	0.0%	7,667	0.90%	12,916	5.34%	10,159	4.54%	30,742	0.95%
Due in five years to ten years	-	0.0%	67,100	2.27%	89,367	5.90%	500	1.23%	156,967	4.34%
Due after ten years	-	0.0%	35,687	2.76%	31,902	5.06%	-	-%	67,589	0.95%
	$-	0.0%	$113,456	2.28%	$138,578	5.62%	$11,164	4.23%	263,198	4.12%
Mortgage-backed securities									455,839	2.31%
Asset-backed securities									13,018	0.60%
									$732,055	1.48%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$1,947	1.38%	$-	0.0%	$1,947	0.90%
Due in one year to five years	-	0.0%	-	0.0%	11,775	0.44%	-	0.0%	11,775	0.29%
Due in five years to ten years	-	0.0%	-	0.0%	15,973	2.62%	-	0.0%	15,973	1.71%
Due after ten years	-	0.0%	-	0.0%	9,094	3.80%	-	0.0%	9,094	2.60%
	$-	0.0%	$-	0.0%	$38,789	2.59%	$-	0.0%	$38,789	1.71%
Mortgage-backed securities									-	0.0%
Asset-backed securities									-	0.0%
Total held-for-sale securities									$38,789	1.71%

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2013:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$500	0.26%	$3,015	5.90%	$-	0.0%	$3,515	5.10%
Due in one year to five years	-	0.0%	10,325	0.59%	16,283	5.09%	1,635	0.81%	28,243	3.20%
Due in five years to ten years	-	0.0%	41,799	2.18%	76,893	5.89%	9,594	4.82%	128,286	4.60%
Due after ten years	-	0.0%	51,249	2.66%	52,220	5.46%	-	0.0%	103,469	4.07%
	$-	0.0%	$103,873	1.58%	$148,411	5.39%	$11,229	4.24%	263,513	4.25%
Mortgage-backed securities									412,936	2.70%
Asset-backed securities									17,007	1.42%
									$693,456	3.26%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$317	1.64%	$-	0.0%	$317	1.64%
Due in one year to five years	-	0.0%	-	0.0%	12,097	1.65%	-	0.0%	12,097	1.65%
Due in five years to ten years	-	0.0%	-	0.0%	15,105	2.39%	-	0.0%	15,105	2.39%
Due after ten years	-	0.0%	-	0.0%	12,277	3.82%	-	0.0%	12,277	3.82%
	$-	0.0%	$-	0.0%	$39,796	2.70%	$-	0.0%	$39,796	2.70%
Mortgage-backed securities									-	0.0%
Asset-backed securities									-	0.0%
Total held-for-sale securities									$39,796	2.70%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range. At December 31, 2014 and 2013, approximately 85% and 83%, respectively, of our state and municipal securities were generally callable by the issuer.

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

Deposits and Other Borrowings.  We had approximately $4.783 billion of deposits at December 31, 2014 compared to $4.533 billion at December 31, 2013.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $94.0 million at December 31, 2014 and $70.5 million at December 31, 2013. Additionally, at December 31, 2014, we had borrowed $195.5 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $90.6 million at December 31, 2013.

Generally, we have classified our funding as core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater. All other funding is deemed to be non-core. Non-core is further segmented between relationship based non-core funding and wholesale funding. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	Percent	December 31, 2013	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,321,053	25.56%	$1,167,763	24.35%
Interest-bearing demand accounts	989,915	19.15%	870,662	18.16%
Savings and money market accounts	1,751,698	33.89%	1,655,087	34.52%
Time deposit accounts less than $250,000	318,511	6.16%	408,520	8.52%
Total core funding	4,381,177	84.77%	4,102,032	85.54%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	15,535	0.30%	13,633	0.28%
Reciprocating money market accounts (1)	273,259	5.29%	309,276	6.45%
Reciprocating time deposits (1)	43,355	0.84%	32,689	0.68%
Other time deposits	69,278	1.34%	77,838	1.62%
Securities sold under agreements to repurchase	93,995	1.82%	70,465	1.47%
Total relationship based non-core funding	495,422	9.58%	503,901	10.51%
Wholesale funding:
Public funds	-	0.00%	-
Brokered deposits	-	0.00%	-	0.00%
Federal Home Loan Bank advances	195,476	3.78%	90,637	1.89%
Holding Company loan	13,682	0.26%	16,182	0.34%
Subordinated debt	82,476	1.60%	82,476	1.72%
Total wholesale funding	291,634	5.64%	189,295	3.95%
Total non-core funding	787,056	15.23%	693,196	14.46%
Totals	$5,168,233	100.00%	$4,795,228	100.00%
_________________
(1)	The reciprocating deposits consist of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  As noted in the table above, our core funding as a percentage of total funding decreased from 85.5% at December 31, 2013 to 84.8% at December 31, 2014.  Continuing to grow our core deposit base remains a key strategic objective of our firm. Our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of December 31, 2014 amounted to $431.1 million. The following table shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):
	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$39,948	0.34%
Over three but less than six months	35,247	0.38%
Over six but less than twelve months	39,583	0.42%
Over twelve months	34,233	0.84%
	149,011	0.49%
Denominations $100,000 and greater
Three months or less	75,700	0.33%
Over three but less than six months	83,197	0.41%
Over six but less than twelve months	64,783	0.53%
Over twelve months	58,453	1.02%
	282,133	0.54%
Totals	$431,144	0.52%

Subordinated debt and other borrowings.  Pinnacle Bank is a member of the FHLB Cincinnati.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At December 31, 2014, Pinnacle Bank had received advances from the FHLB totaling $195.4 million. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions. The remaining discount was $91,000 at December 31, 2014. At December 31, 2013, the scheduled maturities of these advances and interest rates are as follows (in thousands):
	Scheduled Maturities	Weighted Average Interest Rates(1)

2015	$180,000	0.16%
2016	15,000	0.18%
2017	-	0.00%
2018	8	2.00%
2019	-	0.00%
Thereafter	378	2.43%
	$195,386
Weighted average interest rate		0.17%
_________________
(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2014.

As part of our asset liability policy, we seek to manage our interest rate risk and we utilize various strategies in order to achieve our goals. During 2013, Pinnacle Bank restructured approximately $35.0 million of FHLB advances to reduce our ongoing funding costs.  This restructuring was undertaken because the weighted average interest rate on the FHLB advances was 1.79%, significantly higher than the rate for replacement funding. Other than the interest rates, the terms of the replacement advances are similar to those of the advances restructured.  This restructuring resulted in a one-time charge of $877,000 during the first quarter of 2013.  A similar restructuring was undertaken in 2012. Approximately $60.0 million of FHLB advances were restructured to reduce the rate from 1.91% to a lower rate. A charge of $2.1 million was incurred related to this restructuring. We did not restructure any FHLB advances during 2014 and do not currently have intentions to restructure the remaining FHLB advances.

We have four wholly-owned subsidiaries that are statutory business trusts (the Trusts). We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial. The sole assets of the Trusts are the Subordinated Debentures. At December 31, 2014, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.
Date Established		Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at December 31, 2014
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.04%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.66%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.91%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.09%

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

On June 15, 2012, Pinnacle Financial entered into a loan agreement with an unaffiliated bank for $25 million.  Pinnacle Financial's borrowings under the Loan Agreement bear interest at a LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available source) for three months (all as selected by the Company), and (ii) an applicable margin. The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the loan agreement. At December 31, 2014, the rate was 2.6875%.

We began making quarterly principal payments of $625,000 on September 30, 2012, and the loan matures on June 15, 2017. We are permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. At December 31, 2014, the amount outstanding on this obligation was $13.7 million.

On October 2, 2013, the Loan Agreement was amended to permit Pinnacle Financial to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such dividends.

On February 4, 2015, Pinnacle Bank entered into a loan agreement with an unaffiliated bank for $40 million.  Pinnacle Bank's borrowings under the loan agreement bear interest at rates at the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender (as published by Reuters), plus in each case an applicable margin. The applicable margin under the loan agreement ranges from 1.65% (165 basis points) to 1.95% (195 basis points) depending on the total aggregate principal amount outstanding under the loan agreement. The initial applicable margin is 1.95% (195 basis points).

Capital Resources. At December 31, 2014 and 2013, our stockholders' equity amounted to $802.7 million and $723.7 million, respectively. Substantially all of the increase in stockholders' equity resulted from net income from operations.

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

During the fourth quarter of 2011, Pinnacle Financial repurchased 25% of the preferred shares originally issued to the U.S. Treasury under the CPP for approximately $23.9 million. During the second quarter of 2012, Pinnacle Financial redeemed the remaining 71,250 of the preferred shares originally issued to the U.S. Treasury under the CPP for approximately $71.6 million. The accrued dividend costs and the accretion of the discount recorded on the preferred stock totaled $3,814,000 during the year ended December 31, 2012. During the third quarter of 2012, Pinnacle Financial repurchased, for $755,000, the common stock warrants issued in connection with our participation in the CPP. At the time of the repurchase, the warrants had a carrying value of $3.3 million, therefore, our additional paid in capital increased $2.5 million due to the difference between the initial valuation and the repurchase amount.

At December 31, 2014, Pinnacle Bank's Tier 1 risk-based capital ratio was 11.4%, the total risk-based capital ratio was 12.6% and the leverage ratio was 10.6%, compared to 11.3%, 12.6% and 10.5% at December 31, 2013, respectively. At December 31, 2014, Pinnacle Financial's Tier 1 risk-based capital ratio was 12.1%, the total risk-based capital ratio was 13.4% and the leverage ratio was 11.3%, compared to 11.8%, 13.0% and 10.9% at December 31, 2013, respectively.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules which became effective on January 1, 2015, implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial will likely choose to opt-out of this requirement.

Applying these rules, at December 31, 2014 Pinnacle Bank's common equity Tier 1 capital ratio would have been 10.8%, its Tier 1 risk based capital ratio would have been 10.8%, its total risk based capital ratio would have been 12.1% and its Tier 1 leverage ratio would have been 10.6%. Pinnacle Financial's respective ratios would have been 10.1%, 11.5%, 12.8% and 11.3%, which are in excess of the minimum requirements.

Dividends.  Under Tennessee banking law, Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial which are similar to those applicable to national banks.  Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's net profits for that year plus the retained profits for the preceding two years.  As of December 31, 2014, Pinnacle Bank could pay approximately $116.5 million of dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013.  Pinnacle Financial has since declared five subsequent quarterly dividend payments including the declaration, on January 20, 2015, by Pinnacle Financial Partner's Board of Directors of a $0.12 per share dividend to be paid on February 27, 2015 to shareholders of record as of the close of business on February 6, 2015. This increase represents $0.04 or 50%, when compared to the quarterly dividend paid in the fourth quarter of 2014. The amount and timing of any future dividend payments to common shareholders will be subject to the discretion of Pinnacle Financial's Board of Directors.

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

Our interest rate sensitivity modeling incorporates a number of assumptions for both earnings simulation and EVE, including loan and deposit re-pricing characteristics, the rate of loan prepayments, etc. ALCO periodically reviews these assumptions for accuracy based on historical data and future expectations. Our ALCO policy requires that the base scenario assume rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest income and EVE. Policy limits are applied to the results of certain modeling scenarios. While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled. All policy scenarios assume a static balance sheet, although other scenarios are modeled.

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

At December 31, 2014, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

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

At December 31, 2014, our EVE model indicated we were in compliance with our policies noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 200, down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios, management believes that at December 31, 2014, our balance sheet would likely be slightly liability sensitive the first 25 bps of an interest rate increase but would transition to an asset sensitive position on further rate increases as many of the floors attached to variable rate loans would be surpassed. Our modeling indicates that our level of asset sensitivity would accelerate until rates had increased 300 bps and would become neutral at that point as we believe deposit pricing would become increasingly competitive at that point.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers an initial rise in short-term interest rates in mid- to late-2015 and that such rates will continue to increase over several quarters while the longer end of the rate curve will rise only slightly.  The firm's "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks.  As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies:

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

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counterparty while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $284 million at December 31, 2014.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the amount of rate floors attached to floating and variable rate commercial loans from $1.300 billion at December 31, 2013 to $1.083 billion as of December 31, 2014 thus promoting a more asset sensitive balance sheet over time.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.84% at December 31, 2013 to 0.73% at December 31, 2014.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

We believe current growth in our balance sheet will also assist us in achievement of increased asset sensitivity over time; however, we may also implement a series of actions designed to accelerate our achievement of neutrality or asset sensitivity as conditions warrant.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2014, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2014, we believe we had an estimated $793.7 million in additional borrowing capacity with the FHLB Cincinnati. However, incremental borrowings are made via a formal request by Pinnacle Bank and require subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at December 31, 2014, or during the year then ended under such agreements, although we test the availability of these accommodations annually. Pinnacle Bank also has approximately $1.0 billion in available Federal Reserve discount window lines of credit.

At December 31, 2014, and 2013, excluding any reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will continue to represent an insignificant percentage of our total funding in 2014 as we seek to maintain a higher level of core deposits.

At December 31, 2014, we had no significant commitments for capital expenditures.  However we expect to build a new branch facility in the Knoxville MSA, which is tentatively scheduled for completion in the second half of 2015.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2014 is as follows (in thousands):
	At December 31,
	2014	2013	2012
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$93,995	$70,465	$114,667
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	180,000	75,000	25,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.18%	0.20%	0.21%
Federal funds purchased		-	-
Federal Home Loan Bank short-term advances	0.16%	0.12%	0.21%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$107,244	$236,145	$153,327
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	260,000	285,000	160,000

Average balances for the year:
Securities sold under agreements to repurchase	$67,999	$113,742	$134,989
Federal funds purchased	1,014	644	1,325
Federal Home Loan Bank short-term advances	80,417	62,500	96,250

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.21%	0.21%	0.34%
Federal funds purchased	0.86%	0.59%	0.49%
Federal Home Loan Bank short-term advances	0.17%	0.18%	0.18%

The following table presents additional information about our contractual obligations as of December 31, 2014, which by their terms have contractual maturity and termination dates subsequent to December 31, 2014 (in thousands):

	At December 31, 2014
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit	$338,314	$88,360	$4,470	$-	$431,144
Securities sold under agreements to repurchase	93,995	-	-	-	93,995
Federal Home Loan Bank advances	180,000	15,000	8	378	195,386
Subordinated debt(1)	-	-	-	82,476	82,476
Minimum operating lease commitments	4,093	8,231	7,561	25,285	45,170
Other borrowings(1)(2)	2,500	11,182	-	-	13,682
Totals	$618,902	$122,773	$12,039	$108,139	$861,853

(1)     Due to the uncertainty of future interest rates on borrowings under Pinnacle Financial's holding company loan and its subordinated debentures, future interest payments on such obligations are not included in the above table. At December 31, 2014, Pinnacle Financial had borrowings of approximately $13.7 million under the holding company loan and subordinated debentures of approximately $82.5 million outstanding.  During the year ended December 31, 2014, the interest rate on the holding company loan ranged from 2.69% to 3.01% and the interest rate on the subordinated debentures issued in 2003, 2005, 2006 and 2007, respectively, ranged  from 3.03% to 3.04%, 1.63% to 1.64%, 1.88% to 1.89%  and 3.08% to 3.09%, respectively.  During the year ended December 31, 2014, Pinnacle Financial incurred interest expense of $468,000 on borrowings under the holding company loan and $317,000, $342,000, $393,000 and $967,000, respectively, on its subordinated debentures issued  in 2003, 2005, 2006 and 2007, respectively.  See Note 10. Investments in Affiliated Companies and Subordinated Debt and Note 19. Other Borrowings to Pinnacle Financial's consolidated financial statements for further information.
(2)   As described in Note 2. Acquisitions and Intangibles, on February 1, 2015, Pinnacle Bank borrowed $40 million from a national banking franchise pursuant to a loan agreement which requires Pinnacle Financial and Pinnacle Bank maintain certain financial covenants including minimum capital ratios, liquidity requirements and other matters. This loan has a five-year maturity and bears interest at approximately 2.95% per annum. Beginning June 30, 2015 and on the last calendar day of each quarter thereafter, Pinnacle Bank shall repay together with any interest an amount equal to $1.0 million. Pinnacle Bank is permitted to prepay all or a portion of the principal amount outstanding under the loan agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.  Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2017 through 2039. At December 31, 2014, our total minimum operating lease commitment was $45.2 million.

Off-Balance Sheet Arrangements.  At December 31, 2014, we had outstanding standby letters of credit of $66.0 million and unfunded loan commitments outstanding of $1.390 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2014, which by their terms, have contractual maturity dates subsequent to December 31, 2014 (in thousands):

	At December 31, 2014
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$675,716	$266,400	$187,675	$260,661	$1,390,452
Letters of credit	58,487	7,085	316	100	65,988
Totals	$734,203	$273,485	$187,991	$260,761	$1,456,440

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments.  Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2014, we had accrued $1.4 million for the inherent risks associated with off-balance sheet commitments.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of comprehensive income for the years ended December 31, 2014, 2013 and 2012, Pinnacle Financial reclassified approximately net gains of $18,000, net losses of $891,000 and net gains of $1.3 million out of other comprehensive income into loss on the sale of investment securities, net of tax.

Recently Issued Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Pinnacle Financial does not currently have any LIHTC programs. Therefore, retroactive adoption will not impact our previously reported financial statements. Furthermore, Pinnacle Financial does not believe this consensus will have a material impact on our financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. Pinnacle Financial does not expect this ASU to have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-10, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this ASU are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. Pinnacle Financial does not expect this ASU to have material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation- Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period." The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period has elapsed be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. Pinnacle Financial does not expect this ASU to have a material impact on our financial statements.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to impact Pinnacle Financial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 31 through 60 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiaries

Consolidated Financial Statements

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pinnacle Financial Partners, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Pinnacle Financial Partners, Inc.'s internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Pinnacle Financial Partners, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting.  This report appears on page 65 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Financial Partners, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Nashville, Tennessee
February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited Pinnacle Financial Partners, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Nashville, Tennessee
February 25, 2015

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2014	2013

Cash and noninterest-bearing due from banks	$48,741,692	$79,785,004
Interest-bearing due from banks	134,176,054	124,509,486
Federal funds sold and other	4,989,764	4,644,247
Cash and cash equivalents	187,907,510	208,938,737

Securities available-for-sale, at fair value	732,054,785	693,456,314
Securities held-to-maturity (fair value of $38,788,870 and $38,817,467 at December 31, 2014 and 2013, respectively)	38,675,527	39,795,649
Mortgage loans held-for-sale	14,038,914	12,850,339

Loans	4,590,026,505	4,144,493,486
Less allowance for loan losses	(67,358,639)	(67,969,693)
Loans, net	4,522,667,866	4,076,523,793

Premises and equipment, net	71,576,016	72,649,574
Other investments	38,062,134	33,226,195
Accrued interest receivable	16,988,407	15,406,389
Goodwill	243,529,010	243,651,006
Core deposits and other intangible assets	2,893,072	3,840,750
Other real estate owned	11,186,414	15,226,136
Other assets	138,668,142	148,210,975
Total assets	$6,018,247,797	$5,563,775,857
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest-bearing	$1,321,053,083	$1,167,414,487
Interest-bearing	1,005,450,690	884,294,802
Savings and money market accounts	2,024,957,383	1,962,714,398
Time	431,143,756	519,049,037
Total deposits	4,782,604,912	4,533,472,724
Securities sold under agreements to repurchase	93,994,730	70,465,326
Federal Home Loan Bank advances	195,476,384	90,637,328
Subordinated debt and other borrowings	96,158,292	98,658,292
Accrued interest payable	631,682	792,703
Other liabilities	46,688,416	46,041,823
Total liabilities	5,215,554,416	4,840,068,196
Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 35,732,483 and 35,221,941 issued and outstanding at December 31, 2014 and 2013, respectively	35,732,483	35,221,941
Additional paid-in capital	561,431,449	550,212,135
Retained earnings	201,371,081	142,298,199
Accumulated other comprehensive income (loss), net of taxes	4,158,368	(4,024,614)
Total stockholders' equity	802,693,381	723,707,661
Total liabilities and stockholders' equity	$6,018,247,797	$5,563,775,857
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the years ended December 31,
	2014	2013	2012
Interest income:
Loans, including fees	$184,648,800	$169,252,739	$160,036,709
Securities:
Taxable	14,227,172	14,504,464	16,931,417
Tax-exempt	6,167,264	6,378,345	6,576,701
Federal funds sold and other	1,126,726	1,146,867	1,876,731
Total interest income	206,169,962	191,282,415	185,421,558

Interest expense:
Deposits	9,953,930	11,721,387	16,842,852
Securities sold under agreements to repurchase	140,623	238,775	455,499
Federal Home Loan Bank advances and other borrowings	3,090,860	3,423,617	5,258,749
Total interest expense	13,185,413	15,383,779	22,557,100
Net interest income	192,984,549	175,898,636	162,864,458
Provision for loan losses	3,634,660	7,856,522	5,568,830
Net interest income after provision for loan losses	189,349,889	168,042,114	157,295,628

Noninterest income:
Service charges on deposit accounts	11,707,274	10,557,528	9,917,754
Investment services	9,382,670	8,038,425	6,984,970
Insurance sales commissions	4,612,583	4,537,150	4,461,404
Gains on mortgage loans sold, net	5,630,371	6,243,411	6,698,618
Investment gains (losses) on sales and impairments, net	29,221	(1,466,475)	2,150,605
Trust fees	4,601,036	3,747,241	3,195,950
Other noninterest income	16,639,323	15,446,298	9,987,335
Total noninterest income	52,602,478	47,103,578	43,396,636

Noninterest expense:
Salaries and employee benefits	88,319,567	82,646,967	78,056,564
Equipment and occupancy	24,087,335	21,273,454	20,420,333
Other real estate expense	664,289	3,113,046	11,544,067
Marketing and other business development	4,127,949	3,638,941	3,635,810
Postage and supplies	2,391,838	2,249,950	2,379,730
Amortization of intangibles	947,678	1,262,524	2,738,994
Other noninterest expense	15,761,027	15,076,332	19,389,368
Total noninterest expense	136,299,683	129,261,214	138,164,866
Income before income taxes	105,652,684	85,884,478	62,527,398
Income tax expense	35,181,517	28,158,277	20,643,517
Net income	70,471,167	57,726,201	41,883,881
Preferred stock dividends	-	-	1,660,868
Accretion on preferred stock discount	-	-	2,153,172
Net income available to common stockholders	$70,471,167	$57,726,201	$38,069,841

Per share information:
Basic net income per common share available to common stockholders	$2.03	$1.69	$1.12
Diluted net income per common share available to common stockholders	$2.01	$1.67	$1.10
Weighted average common shares outstanding:
Basic	34,723,335	34,200,770	33,899,667
Diluted	35,126,890	34,509,261	34,487,808
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
Net income:	$70,471,167	$57,726,201	$41,883,881
Other comprehensive income (loss), net of tax:
Increase (decrease) in net gains on securities available-for-sale, net of deferred tax expense (benefit)	11,900,309	(22,156,995)	(2,798,700)
(Decrease) increase in fair value of forward cash flow hedge, net of tax expense (benefit)	(3,699,569)	4,013,570	-
Net losses (gains) on sale of investment securities reclassified out of other comprehensive income into net income, net of tax	(17,758)	891,177	(1,306,923)
Total other comprehensive income (loss), net of tax	8,182,982	17,252,248	(4,105,623)
Total comprehensive income	$78,654,149	$40,473,953	$37,778,258
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the each of the years in the three-year period ended December 31, 2014

	Preferred Stock Amount	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Shares	Amount
Balances, December 31, 2011	$69,096,828	34,354,960	$34,354,960	$3,348,402	$536,227,537	$49,783,584	$17,333,257	$710,144,568
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	245,229	245,229	-	1,455,969	-	-	1,701,198
Repurchase of preferred stock	(71,250,000)	-	-	-	-	-	-	(71,250,000)
Issuance of restricted common shares, net of forfeitures	-	102,119	102,119	-	(102,119)	-	-	-
Issuance of salary stock units	-	57,508	57,508	-	942,565	-	-	1,000,073
Restricted shares withheld for taxes	-	(63,219)	(63,219)	-	(1,021,409)	-	-	(1,084,628)
Compensation expense for restricted shares	-	-	-	-	3,270,028	-	-	3,270,028
Compensation expense for stock options	-	-	-	-	394,466	-	-	394,466
Cancellation of outstanding warrants	-	-	-	(3,348,402)	2,593,402	-	-	(755,000)
Accretion on preferred stock discount	2,153,172	-	-	-	-	(2,153,172)	-	-
Preferred dividends paid	-	-	-	-	-	(2,127,604)	-	(2,127,604)
Net income	-	-	-	-	-	41,883,881	-	41,883,881
Other comprehensive loss	-	-	-	-	-	-	(4,105,623)	(4,105,623)
Balances, December 31, 2012	$-	34,696,597	$34,696,597	$-	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	280,008	280,008	-	3,961,042	-	-	4,241,050
Issuance of restricted common shares, net of forfeitures	-	303,111	303,111	-	(303,111)	-	-	-
Restricted shares withheld for taxes	-	(57,775)	(57,775)	-	(1,288,367)	-	-	(1,346,142)
Compensation expense for restricted shares	-	-	-	-	4,069,662	-	-	4,069,662
Compensation expense for stock options	-	-	-	-	12,470	-	-	12,470
Common dividends paid	-	-	-	-	-	(2,814,691)	-	(2,814,691)
Net income	-	-	-	-	-	57,726,201	-	57,726,201
Other comprehensive loss	-	-	-	-	-	-	(17,252,248)	(17,252,248)
Balances, December 31, 2013	$-	35,221,941	$35,221,941	$-	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock options, stock appreciation rights, common stock warrants and related tax benefits	-	302,403	302,403	-	8,444,894	-	-	8,747,297
Issuance of restricted common shares, net of forfeitures	-	277,187	277,187	-	(277,187)	-	-	-
Restricted shares withheld for taxes	-	(69,048)	(69,048)	-	(2,256,560)	-	-	(2,325,608)
Compensation expense for restricted shares	-	-	-	-	5,308,167	-	-	5,308,167
Common dividends paid	-	-	-	-	-	(11,398,285)	-	(11,398,285)
Net income	-	-	-	-	-	70,471,167	-	70,471,167
Other comprehensive income	-	-	-	-	-	-	8,182,982	8,182,982
Balances, December 31, 2014	-	35,732,483	$35,732,483	$-	$561,431,449	$201,371,081	$4,158,368	$802,693,381

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,
	2014	2013	2012
Operating activities:
Net income	$70,471,167	$57,726,201	$41,883,881
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	4,526,497	4,438,303	7,291,775
Depreciation and amortization	9,282,197	9,245,876	10,207,638
Provision for loan losses	3,634,660	7,856,522	5,568,830
Investment (gains) losses on sales and impairments, net	(29,221)	1,466,475	(2,150,605)
Gain on mortgage loans sold, net	(5,630,371)	(6,243,411)	(6,698,618)
Stock-based compensation expense	5,308,167	4,082,132	4,414,452
Deferred tax expense (benefit)	394,452	1,841,044	1,547,626
(Gains) losses on disposition of other real estate and other investments	(74,807)	3,103,008	9,608,358
Excess tax benefit from stock compensation	(1,698,521)	(389,415)	(36,071)
Mortgage loans held for sale:
Loans originated	(331,135,205)	(385,173,288)	(486,930,709)
Loans sold	335,577,000	419,761,000	487,798,601
Decrease in other assets	4,014,267	11,567,952	36,400,237
(Decrease) increase in other liabilities	417,873	(2,847,047)	5,372,270
Net cash provided by operating activities	95,058,155	126,435,352	114,277,665

Investing activities:
Activities in securities available-for-sale:
Purchases	(149,051,923)	(233,887,505)	(222,831,813)
Sales	2,360,478	23,439,144	188,586,154
Maturities, prepayments and calls	123,949,792	143,322,733	210,732,980
Activities in securities held-to-maturity:
Purchases	(923,652)	(3,496,186)	-
Sales	-	-	-
Maturities, prepayments and calls	1,229,874	3,623,800	1,755,000
Increase in loans, net	(455,357,214)	(447,907,395)	(440,508,548)
Purchases of premises and equipment and software	(5,878,562)	(5,293,919)	(5,864,452)
Purchase of bank owned life insurance	-	(38,352,344)	-
(Increase) decrease in other investments	(4,208,447)	(6,141,232)	17,743,227
Net cash used in investing activities	(487,879,654)	(564,692,904)	(250,387,452)

Financing activities:
Net increase in deposits	249,132,187	518,284,740	360,848,517
Net increase (decrease) in repurchase agreements	23,529,404	(44,202,149)	(16,923,937)
Advances from Federal Home Loan Bank:
Issuances	790,000,000	600,000,000	520,000,000
Payments	(685,093,244)	(585,144,603)	(670,141,606)
Net (decrease) increase in subordinated debt and other borrowings	(2,500,000)	(7,500,000)	8,682,292
Repurchase of common stock warrants	-	-	(755,000)
Exercise of common stock options and stock appreciation rights	6,421,689	2,894,908	866,683
Excess tax benefit from stock compensation	1,698,521	389,415	36,071
Preferred stock dividends paid	-	-	(2,127,604)
Repurchase of preferred shares outstanding	-	-	(71,250,000)
Common stock dividends paid	(11,398,285)	(2,814,691)	-
Net cash provided by financing activities	371,790,272	481,907,620	129,235,416
Net (decrease) increase (decrease) in cash and cash equivalents	(21,031,227)	43,650,068	(6,874,371)
Cash and cash equivalents, beginning of year	208,938,737	165,288,669	172,163,040
Cash and cash equivalents, end of year	$187,907,510	$208,938,737	$165,288,669
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a Tennessee state-chartered commercial bank headquartered in Nashville, Tennessee. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas.

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

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial has $2.9 million and $3.8 million of long-lived amortizing intangibles at December 31, 2014 and 2013, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date for Pinnacle Financial is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds fair value.

The Accounting Standards Codification (ASC) 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. Pinnacle Financial performed its annual qualitative assessment as of September 30, 2014. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial's reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should Pinnacle Financial's common stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.  Specific factors that could negatively impact the assumptions used include the following: a change in the control premium being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario; significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. Banks; and Pinnacle Bank's performance relative to peers. Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any. Pinnacle Financial had $243.5 million of goodwill at December 31, 2014 related to the acquisition of Cavalry Bancorp, Inc. and Mid America Bancshares, Inc. in 2006 and 2007, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2014 as follows:

	For the years ended December 31,
	2014	2013	2012
Cash Payments:
Interest	$13,414,134	$16,020,132	$23,506,632
Income taxes paid	31,350,000	27,150,000	10,249,106
Noncash Transactions:
Loans charged-off to the allowance for loan losses	7,702,661	17,252,736	19,657,061
Loans foreclosed upon with repossessions transferred to other real estate	4,649,852	4,630,251	9,052,792
Available-for-sale securities transferred to held-to-maturity portfolio	-	39,959,647	-

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

Other-than-temporary Impairment — A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security.  To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than-temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established.  If management concludes that a decline in fair value of a security is temporary and a full recovery of principal and interest is expected and it is not more-likely-than-not that it will be required to sell the security before recovery of their amortized cost basis, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

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

Loans — Pinnacle Financial has five loan segments for financial reporting purposes: commercial and industrial, commercial real estate mortgage, construction and land development, consumer and other and consumer real estate mortgage.  The appropriate classification is determined based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2014 and 2013, net deferred loan fees of $1.4 million and $993,000 respectively, were included in loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by Pinnacle Bank's primary federal regulator. At December 31, 2014, approximately 74% of our loan portfolio was assigned a specifically assigned risk rating in the allowance for loan loss assessment. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogenous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses (allowance) — Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of the loan portfolio, loan loss experience, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of allowance maintained by management is believed adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, is deemed uncollectible.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. We incorporate relevant loan review results in the allowance.

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables.  The ASC 450-20 analysis is intended to quantify the inherent risk in our performing loan portfolio.  The component of the allowance for nonperforming loans generated by ASC 310-10-35 is the result of a loan-by-loan analysis of impaired loans $250,000 and greater done by segment and the resulting impairment percentage is applied to all loans below $250,000.

The ASC 450-20 component of the allowance for loan losses begins with a process of estimating the probable losses based on our internal system of risk ratings and historical loss data for our risk rated portfolio. Prior to 2010, because of our limited loss history, loss estimates were primarily derived from historical loss data by loan categories for comparable peer institutions. During 2010, we incorporated the results of our own historical migration analysis of all loans that were charged-off during the prior eight quarters. The look-back period in our migration analysis was extended in 2011 to eleven quarters to continue to include the losses incurred in the second quarter of 2009. Subsequently, we have increased our look-back period each quarter to include the most recent quarters' loss history for a total of 23 quarters as of December 31, 2014. In this current economic environment, we believe the extension of our look-back period in our migration analysis has been appropriate due to the risks inherent in our loan portfolio. Additionally, as the most recent 12 quarters are considered more relevant in this current economic cycle, they have been weighted more than the earliest 11 quarters. The weighting of these quarters is determined based upon our assessment of the relevance of each quarter in the economic cycle. During the fourth quarter of 2014, we validated our loss emergence period in order to improve our assessment of the migration loss analysis. The loss emergence period is the length of time from an initial event which triggered the loss to the recognition of the loss. The loss emergence period was determined for the losses in each category of loans and then applied to the resulting loss migration analysis. The application of a loss emergence period adjusts the migration analysis for each loan category to a more precise length of time which may be greater than or less than one year. This migration analysis assists in evaluating loan loss allocation rates for the various risk grades assigned to loans in our portfolio.

The allowance allocation for non risk-rated portfolios is based on consideration of our actual historical loss rates and are evaluated as a group by category rather than on an individual loan basis because these loans are smaller and homogeneous. We weight the allocation methodologies for the non risk-rated loan portfolio and determine a weighted average allocation for these portfolios.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the performing loans, the estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for a number of environmental factors that have not been fully considered in either the loan by loan impairment or migration analyses. The environmental categories and the related benchmarks used to quantify the risks within each of these categories are subjectively selected by management and in accordance with our approved methodology.  The data for each measurement against the benchmarks is determined from both internal and external sources.  The resulting measurements are assigned a risk factor against the non impaired loan portfolio based upon where each measurement falls on a pre-determined level of risk on a nine point scale.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in our risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in various concentrations, policy exceptions, economic conditions, loan volume changes, independent loan review, collateral considerations, trends in credit quality, trends in competition and regulatory requirements, enterprise wide risk assessments, modeling risks within the allowance process and peer group credit quality.  These environmental factors are considered for each of the five loan segments, and the allowance allocation, as determined by the processes noted above for each segment, is increased or decreased based on the incremental assessment of these various environmental factors.

The ASC 450-20 portion of the allowance also includes an unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the subjectivity risk of potentially not considering all relevant environmental categories and related measurements and imprecision in our credit risk ratings process.

The second component of the allowance for loan losses is determined pursuant to ASC 310-10-35.  Loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means collecting all interest and principal payments of a loan as scheduled in the loan agreement.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely.  A loan may be partially charged-off after a "confirming event" has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.
For nonaccrual loans and troubled debt restructurings less than $250,000, Pinnacle Financial assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $250,000. In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements. At December 31, 2014, the principal balance of these small impaired loans was $5.3 million, which represented 21.0% of all impaired loans compared to $5.8 million and 15.2% of all impaired loans at December 31, 2013.

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

We then test the resulting allowance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the results of our testing, and decides on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews and approves the methodology and resultant allowance prior to the filing of quarterly and annual financial information.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local, national, and international economy, a local real estate market or particular industry conditions which may negatively impact materially our asset quality and the adequacy of our allowance for loan losses and thus the resulting provision for loan losses.

   Recently Adopted Accounting Pronouncements —  In February 2013, the FASB issued Accounting Standards Update 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of accumulated other comprehensive income (AOCI) by component.  The adoption did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of comprehensive income for the years ended December 31, 2014, 2013 and 2012, Pinnacle Financial reclassified approximately $18,000 of net losses, net gains of $891,000 and net losses of $1.3 million, respectively, out of other comprehensive income into investment gains (losses) on sales and impairments, net of tax.

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

Pinnacle Bank is the lessee with respect to several office locations. All such leases are being accounted for as operating leases within the accompanying consolidated financial statements. Several of these leases include rent escalation clauses. Pinnacle Bank expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2014, the deferred liability associated with these escalating rentals was approximately $2.4 million and is included in other liabilities in the accompanying consolidated balance sheets.

Other Investments — Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2014 and 2013, the cost of these investments was $15.8 million and $16.1 million, respectively.  Pinnacle Financial determined that cost approximates the fair value of these investments.  Additionally, Pinnacle Financial has recorded certain investments in other entities, at fair value, of $8.1 million and $6.7 million at December 31, 2014 and 2013, respectively. During 2014 and 2013, Pinnacle Financial recorded net gains of $690,000 and net losses of $122,000, respectively, due to changes in the fair value of these investments.  As more fully described in footnote 10, Pinnacle Financial has an investment in four Trusts valued at $2.5 million as of December 31, 2014 and 2013. The Trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the Trusts. Also, as part of our compliance with the Community Reinvestment Act, we had investments in low income housing entities totaling $10.8 million and $7.9 million, net, as of December 31, 2014 and 2013, respectively. These investments are reflected in the accompanying consolidated balance sheets in other investments.

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

Included in the accompanying consolidated balance sheet at December 31, 2014 is $15.1 million of OREO with related property-specific valuation allowances of $3.9 million. At December 31, 2013, OREO totaled $20.9 million with related property-specific valuation allowances of $5.7 million.  During the years ended December 31, 2014, 2013 and 2012, Pinnacle Financial incurred $664,000, $3.1 million, and $11.5 million, respectively, of net foreclosed real estate expense. $552,000 of the net foreclosed real estate expense was a realized gain on disposition and holding losses on valuations of OREO properties during 2014 and $2.0 million and $9.5 million were realized losses on dispositions and holding losses on valuations of OREO properties during 2013 and 2012, respectively.

Other Assets — Included in other assets as of December 31, 2014 and 2013, is approximately $2.3 million and $2.7 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2014, 2013, and 2012, Pinnacle Financial's amortization expense was approximately $1.1 million, $937,000, and $818,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain directors. These policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2014 and 2013, the aggregate cash surrender value of these policies was approximately $92.7 million and $90.3 million, respectively. Noninterest income related to these policies was $2.4 million, $2.1 million, and $0.9 million, during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Pinnacle Financial also has cash flow hedge relationships in the form of interest rate swap agreements to manage our future interest rate exposure.  These derivative contracts have been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income.  Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges.  The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For designated hedging relationships, Pinnacle Financial performs retrospective and prospective effectiveness testing using quantitative methods and does not assume perfect effectiveness through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in AOCI and will be reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and State of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the state of Tennessee for the years ended December 31, 2011 through 2014.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount accrued for interest and/or penalties related to State uncertain tax positions at December 31, 2014 was $140,000. No amounts were accrued for interest and/or penalties at both December 31, 2013 and December 31, 2012 . Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, there were approximately 695,000 stock options and 3,700 stock appreciation rights outstanding to purchase common shares. For the year ended December 31, 2014 and 2013, respectively, approximately 403,555 and 308,491 of dilutive stock options, dilutive restricted shares, restricted share units and stock appreciation rights were included in the diluted earnings per share calculation under the treasury stock method.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2014:

	2014	2013	2012

Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$70,471,167	$57,726,201	$38,069,841

Denominator – Weighted average common shares outstanding	34,723,335	34,200,770	33,899,667
Basic net income per common share available to common stockholders	$2.03	$1.69	$1.12

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	$70,471,167	$57,726,201	$38,069,841

Denominator – Weighted average common shares outstanding	34,723,335	34,200,770	33,899,667
Dilutive shares contingently issuable	403,555	308,491	588,141
Weighted average diluted common shares outstanding	35,126,890	34,509,261	34,487,808
Diluted net income per common share available to common stockholders	$2.01	$1.67	$1.10

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

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2014, through the date of the issued financial statements. On February 1, 2015, Pinnacle Financial acquired a 30% interest in Bankers Healthcare Group LLC which included additional borrowings of $40 million and is more fully discussed in Note 2 below. During this period there were no other material recognizable subsequent events that required recognition or disclosures in the December 31, 2014 financial statements.

Note 2.  Acquisitions and Intangibles

Acquisition – Mid-America Bancshares, Inc.  (Mid-America) On November 30, 2007, we consummated a merger with Mid-America, a two-bank holding company located in Nashville, Tennessee. Pinnacle Financial recognized $9.4 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the years ended December 31, 2014, 2013, and 2012 approximately $860,000, $896,000 and $987,000, respectively, was recognized in the accompanying consolidated statement of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $691,000 to $825,000 per year for the next three years.

Acquisition – Cavalry Bancorp, Inc.  (Cavalry) On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pinnacle Financial recognized $13.2 million as a core deposit intangible.  This identified intangible was being amortized over seven years using an accelerated method which anticipated the life of the underlying deposits to which the intangible is attributable.  This intangible was fully amortized during the year ended December 31, 2014. For the years ended December 31, 2013 and 2012 approximately $273,000 and $1.6 million, respectively, was recognized in the accompanying consolidated statements of operations as amortization of intangibles.

Acquisition - Beach & Gentry. During the third quarter of 2008, Pinnacle Bank acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry).  Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle Bank, also located in Murfreesboro. In connection with this acquisition, Pinnacle Financial recorded a customer list intangible of $1.3 million which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $91,000, $97,000, and $103,000 respectively, during the years ended December 31, 2014, 2013 and 2012.

Acquisition - Bankers Healthcare Group, LLC.  On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million in cash.  Pinnacle Bank will account for this investment pursuant to the equity method for unconsolidated subsidiaries and will recognize its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account.  Additionally, Pinnacle Bank will not separately recognize any goodwill or other intangible asset associated with the transaction, however, it will recognize amortization expense associated with certain amounts related to BHG's customer list and data processing capabilities.  In connection with this acquisition, Pinnacle Bank borrowed $40 million from a national banking franchise pursuant to a loan agreement which requires Pinnacle Financial and Pinnacle Bank maintain certain financial covenants including minimum capital ratios, liquidity requirements and other matters. The loan has a 5-year maturity and bears interest at approximately 2.95% per annum currently.

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

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2014 and 2013, the average daily balance maintained at the Federal Reserve was approximately $113.2 million and $108.8 million, respectively.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2014 and 2013 are summarized as follows (in thousands):

December 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S Treasury Securities	$-	$-	$-	$-
U.S. Government agency securities	117,098	12	3,654	113,456
Mortgage-backed securities	447,757	10,322	2,240	455,839
State and municipal securities	130,545	8,213	180	138,578
Asset-backed securities	13,089	14	85	13,018
Corporate notes	10,196	969	2	11,163
	$718,685	$19,530	$6,161	$732,054
Securities held-to-maturity:
State and municipal securities	38,676	205	92	38,789
	$38,676	$205	$92	$38,789
December 31, 2013:
Securities available-for-sale:
U.S Treasury Securities	$-	$-	$-	$-
U.S. Government agency securities	117,282	13	13,422	103,873
Mortgage-backed securities	411,967	9,771	8,802	412,936
State and municipal securities	143,763	5,504	856	148,411
Asset-backed securities	17,262	-	255	17,007
Corporate notes	10,218	1,018	7	11,229
	$700,492	$16,306	$23,342	$693,456
Securities held-to-maturity:
State and municipal securities	39,796	72	1,051	38,817
	$39,796	$72	$1,051	$38,817

At December 31, 2014, approximately $624.5 million of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

During the year ended December 31, 2013, approximately $40.0 million of available-for-sale securities were transferred to the held-to-maturity portfolio. The transfers of debt securities into the held-to-maturity category from the available-for-sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Amortized cost reflected above includes the unrealized gain or loss at the date of transfer. Such amounts will be amortized to interest income over the remaining life of the securities. No such transfers occurred during the year ended December 31, 2014.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities as of December 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,844	$7,900	$1,942	$1,947
Due in one year to five years	29,332	30,741	11,728	11,775
Due in five years to ten years	153,113	156,967	15,962	15,973
Due after ten years	67,550	67,589	9,044	9,094
Mortgage-backed securities	447,757	455,839	-	-
Asset-backed securities	13,089	13,018	-	-
	$718,685	$732,054	$38,676	$38,789

At December 31, 2014 and 2013, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2014:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	3,593	10	103,658	3,644	107,251	3,654
Mortgage-backed securities	91,410	405	102,892	1,835	194,302	2,240
State and municipal securities	3,561	15	16,502	257	20,063	272
Asset-backed securities	-	-	9,289	85	9,289	85
Corporate notes	950	1	154	1	1,104	2
Total temporarily-impaired securities	$99,514	$431	$232,495	$5,822	$332,009	$6,253

At December 31, 2013:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	8,742	22	92,869	13,400	101,611	13,422
Mortgage-backed securities	157,262	3,913	42,903	4,889	200,165	8,802
State and municipal securities	46,282	1,351	3,798	555	50,080	1,906
Asset-backed securities	-	-	17,006	255	17,006	255
Corporate notes	946	6	159	2	1,105	8
Total temporarily-impaired securities	$213,232	$5,292	$156,735	$19,101	$369,967	$24,393

The applicable date for determining when securities are in an unrealized loss position is December 31, 2014 and 2013.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2014 and 2013, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As shown in the table above, at December 31, 2014 and 2013, Pinnacle Financial had unrealized losses of $6.3 million and $24.4 million on $332.0 million and $370.0 million, respectively, of available-for-sale securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which is expected at or before maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

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

·
Commercial real estate mortgage loans.  Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate—mortgage also includes owner occupied commercial real estate which shares a similar risk profile to our commercial and industrial loan products.

·	Consumer real estate-mortgage loans. Consumer real-estate mortgage consists primarily of loans secured by 1-4 residential properties including home equity lines of credit.
·
Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

·	Commercial and industrial loans. Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.
·
Consumer and other loans. Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification.  Examples of consumer and other loans are automobile loans, credit cards and loans to finance education, among others.

    Commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired. Pass-rated loans include five distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary regulators. At December 31, 2014, approximately 74.0% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, our credit policy requires that every risk rated loan of $500,000 or more be subject to a formal credit risk review process by the assigned financial advisor. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2014 and 2013 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2014
Accruing loans:
Pass	$1,510,718	$697,607	$295,645	$1,704,910	$216,155	$4,425,035
Special Mention	7,353	2,536	15,215	31,733	-	56,837
Substandard (1)	21,707	12,631	5,997	42,704	-	83,039
Total	1,539,778	712,774	316,857	1,779,347	216,155	4,564,911
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	4,313	4,458	5,173	1,609	1,152	16,705
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccruing loans	4,313	4,458	5,173	1,609	1,152	16,705
Troubled debt restructurings(2)
Pass	-	62	436	575	75	1,148
Special Mention	-	811	-	-	201	1,011
Substandard	-	3,053	-	3,198	-	6,251
Total troubled debt restructurings	-	3,926	436	3,773	276	8,410
Total impaired loans	4,313	8,384	5,609	5,382	1,428	25,116
Total loans	$1,544,091	$721,158	$322,466	$1,784,729	$217,583	$4,590,027
December 31, 2013
Accruing loans:
Pass	$1,332,387	$670,412	$275,876	$1,557,923	$143,032	$3,979,630
Special Mention	8,282	1,824	31,835	20,065	-	62,006
Substandard (1)	20,296	14,107	7,297	23,174	154	65,028
Total	1,360,965	686,343	315,008	1,601,162	143,186	4,106,664
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	9,017	5,289	1,070	2,565	242	18,183
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccruing loans	9,017	5,289	1,070	2,565	242	18,183
Troubled debt restructurings(2)
Pass	2,564	1,666	113	320	276	4,939
Special Mention	-	-	-	-	-	-
Substandard	10,889	2,318	-	1,500	-	14,707
Total troubled debt restructurings	13,453	3,984	113	1,820	276	19,646
Total impaired loans	22,470	9,273	1,183	4,385	518	37,829
Total loans	$1,383,435	$695,616	$316,191	$1,605,547	$143,704	$4,144,493

(1)	Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $83.0 million at December 31, 2014, compared to $65.0 million at December 31, 2013.
(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and 2013, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $16.7 million and $18.2 million at December 31, 2014 and 2013, respectively, and are included in the table above.  For the twelve months ended December 31, 2014, the average balance of nonaccrual loans was $17.5 million as compared to $21.5 million for the twelve months ended December 31, 2013. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a signifcant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Had these nonaccruing loans been on accruing status, interest income would have been higher by $636,000, $375,000 and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following tables detail the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at December 31, 2014, 2013 and 2012 by loan classification and the amount of interest income recognized on a cash basis throughout the year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At December 31, 2014			For the year ended December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,422	$2,641	$-	$2,624	$-
Consumer real estate – mortgage	1,472	1,901	-	1,552	-
Construction and land development	4,810	4,810	-	5,016	256
Commercial and industrial	1,325	1,804	-	1,561	-
Consumer and other	-	-	-	-	-
Total	$10,029	$11,156	$-	$10,753	$256

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,891	$2,107	$108	$1,958	$-
Consumer real estate – mortgage	2,986	3,205	654	3,080	-
Construction and land development	363	406	79	384	-
Commercial and industrial	284	294	62	316	-
Consumer and other	1,152	1,184	252	972	-
Total	$6,676	$7,196	$1,155	$6,710	$-

Total Nonaccrual Loans	$16,705	$18,352	$1,155	$17,463	$256

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2013			For the year ended December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$7,035	$7,481	$-	$6,522	$-
Consumer real estate – mortgage	2,162	2,209	-	2,234	-
Construction and land development	545	545	-	938	-
Commercial and industrial	1,828	1,901	-	3,911	-
Consumer and other	-	-	-	-	-
Total	$11,570	$12,136	$-	$13,605	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,982	$2,166	$142	$2,448	$-
Consumer real estate – mortgage	3,127	3,334	722	3,405	-
Construction and land development	525	609	33	568	-
Commercial and industrial	737	1,029	218	1,216	-
Consumer and other	242	252	72	242	-
Total	$6,613	$7,390	$1,187	$7,879	$-

Total Nonaccrual Loans	$18,183	$19,526	$1,187	$21,484	$-

	At December 31, 2012			For the year ended December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$8,740	$11,187	$-	$11,194	$-
Consumer real estate – mortgage	3,641	6,394	-	6,394	-
Construction and land development	1,546	2,062	-	2,063	-
Commercial and industrial	1,547	1,761	-	1,896	-
Consumer and other	-	-	-	-	-
Total	$15,474	$21,404	$-	$21,547	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$551	$1,841	$154	$3,228	$-
Consumer real estate – mortgage	2,265	4,473	573	5,828	-
Construction and land development	2,963	4,701	201	5,102	-
Commercial and industrial	1,491	2,459	814	2,528	-
Consumer and other	79	179	22	180	-
Total	$7,349	$13,653	$1,764	$16,866	$-

Total Nonaccrual Loans	$22,823	$35,057	$1,764	$38,413	$-

(1)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized $256,000 of interest income from cash payments received on nonaccrual loans during the year ended December 31, 2014 and no interest income during the years ended December 31, 2013 and 2012.

At December 31, 2014 and 2013, there were $8.4 million and $19.6 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring by loan classification made during the years ended December 31, 2014, 2013 and 2012 (in thousands):

December 31, 2014	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	1	47	38
Construction and land development	1	436	403
Commercial and industrial	10	3,628	2,646
Consumer and other	-	-	-
	12	$4,111	$3,087
December 31, 2013
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	1	500	427
Construction and land development	1	56	49
Commercial and industrial	2	1,750	1,535
Consumer and other	2	277	243
	6	$2,583	$2,254
December 31, 2012
Commercial real estate – mortgage	4	$11,539	$10,022
Consumer real estate – mortgage	4	834	718
Construction and land development	-	-	-
Commercial and industrial	-	-	-
Consumer and other	1	36	31
	9	$12,409	$10,771

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the year ended December 31, 2014, no troubled debt restructurings subsequently defaulted within twelve months of the restructuring. During the year ended December 31, 2013, one consumer loan totaling $480,000 which was previously classified as a troubled debt restructuring subsequently defaulted within twelve months of restructuring. During the year ended December 31, 2012, two commercial real estate loans totaling $3.2 million, eight commercial and industrial loans totaling $476,000 and two consumer loans totaling $153,000 which were previously classified as troubled debt restructurings subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract. A default is defined as an occurrence which violates the terms of the receivable's contract. At December 31, 2014, Pinnacle Financial had $1.2 million in unfunded commitments to borrowers whose funded commitments had been classified as troubled debt restructurings.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2014 with the comparative exposures for December 31, 2013 (in thousands):

	At December 31, 2014
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2013

Lessors of nonresidential buildings	$515,145	$57,475	$572,620	$515,240
Lessors of residential buildings	292,721	42,678	335,399	270,773

The table below presents past due balances at December 31, 2014 and 2013, by loan classification and segment allocated between performing and nonperforming status (in thousands):

December 31, 2014	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Nonperforming(1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$4,313	$760,207	$764,520
All other	2,232	-	2,232	-	777,339	779,571
Consumer real estate – mortgage	2,391	146	2,537	4,458	714,163	721,158
Construction and land development	421	-	421	5,173	316,872	322,466
Commercial and industrial	3,431	5	3,436	1,609	1,779,684	1,784,729
Consumer and other	9,532	172	9,704	1,152	206,727	217,583
	$18,007	$323	$18,330	$16,705	$4,554,992	$4,590,027

December 31, 2013
Commercial real estate:
Owner-occupied	$2,534	$-	$2,534	$7,750	$669,014	$679,298
All other	27	2,232	2,259	1,267	700,611	704,137
Consumer real estate – mortgage	2,215	-	2,215	5,289	688,112	695,616
Construction and land development	4,839	-	4,839	1,070	310,282	316,191
Commercial and industrial	1,847	825	2,672	2,565	1,600,310	1,605,547
Consumer and other	1,488	289	1,777	242	141,685	143,704
	$12,950	$3,346	$16,296	$18,183	$4,110,014	$4,144,493

(1)	Approximately $10.2 million and $10.9 million of nonaccrual loans as of December 31, 2014 and 2013, respectively, are currently performing pursuant to their contractual terms.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the allowance allocation by loan classification for accruing and nonperforming loans at December 31, 2014 and 2013 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Commercial real estate –mortgage	$22,094	$19,298	$108	$142	$-	$1,932	$22,202	$21,372
Consumer real estate – mortgage	3,963	7,090	654	722	807	543	5,424	8,355
Construction and land development	5,555	7,186	79	33	90	16	5,724	7,235
Commercial and industrial	28,329	24,660	62	218	776	256	29,167	25,134
Consumer and other	1,261	1,521	252	72	57	39	1,570	1,632
Unallocated	-	-	-	-	-	-	3,272	4,242
	$61,202	$59,755	$1,155	$1,187	$1,730	$2,786	$67,359	$67,970

(1)	Troubled debt restructurings of $8.4 million and $19.6 million as of December 31, 2014 and 2013, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2012 to December 31, 2013 to December 31, 2014 by loan classification and the allocation of allowance for loan losses (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(875)	(1,621)	(301)	(3,095)	(1,811)	-	(7,703)
Recovery of previously charged-off loans	538	671	277	1,484	487	-	3,457
Provision for loan losses	1,167	(1,981)	(1,487)	5,644	1,262	(970)	3,635
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359

Collectively evaluated for impairment	$22,094	$3,963	$5,555	$28,329	$1,261		$61,202
Individually evaluated for impairment	108	1,461	169	838	309		2,885
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570		$67,359

Loans:
Collectively evaluated for impairment	$1,539,778	$712,774	$316,857	$1,779,347	$216,155		$4,564,911
Individually evaluated for impairment	4,313	8,384	5,609	5,382	1,428		25,116
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$1,544,091	$721,158	$322,466	$1,784,729	$217,583		$4,590,027

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial real estate– mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(4,123)	(2,250)	(1,351)	(8,159)	(1,369)	-	(17,252)
Recovery of previously charged-off loans	500	1,209	1,464	4,531	244	-	7,948
Provision for loan losses	5,361	634	(2,042)	4,024	1,663	(1,783)	7,857
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970

Collectively evaluated for impairment	$19,298	$7,090	$7,186	$24,660	$1,521		$59,755
Individually evaluated for impairment	2,074	1,265	49	474	111		3,973
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632		$67,970

Loans:
Collectively evaluated for impairment	$1,360,965	$686,343	$315,008	$1,601,162	$143,186		$4,106,664
Individually evaluated for impairment	22,470	9,273	1,183	4,385	518		37,829
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$1,383,435	$695,616	$316,191	$1,605,547	$143,704		$4,144,493

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2011	$23,397	$10,302	$12,040	$20,789	$1,125	$6,322	$73,975
Charged-off loans	(4,667)	(6,731)	(2,530)	(4,612)	(1,117)	-	(19,657)
Recovery of previously charged-off loans	285	818	1,155	7,175	97	-	9,530
Provision for loan losses	619	4,373	(1,501)	1,386	989	(297)	5,569
Balance at December 31,2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417

Collectively evaluated for impairment	$16,642	$7,336	$8,953	$23,829	$1,055		$57,815
Individually evaluated for impairment	2,992	1,426	211	909	39		5,577
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31,2012	$19,634	$8,762	$9,164	$24,738	$1,094		$69,417

Loans:
Collectively evaluated for impairment	$1,148,641	$667,709	$308,972	$1,442,853	$93,712		$3,661,887
Individually evaluated for impairment	29,555	12,217	4,580	3,725	198		50,275
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31,2012	$1,178,196	$679,926	$313,552	$1,446,578	$93,910		$3,712,162

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $6.4 million to current directors, executive officers, and their related entities, of which $2.9 million had been drawn upon.  At December 31, 2013, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $11.2 million to directors, executive officers, and their related entities, of which approximately $8.9 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pinnacle Bank and did not involve more than the normal risk of collectability or present other unfavorable features.   None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2014 or December 31, 2013.

Residential Lending

At December 31, 2014, Pinnacle Financial had approximately $14.0 million of mortgage loans held-for-sale compared to approximately $12.9 million at December 31, 2013.  Total loan volumes sold during the year ended December 31, 2014 were approximately $335.6 million compared to approximately $419.8 million for the year ended December 31, 2013. Traditionally, Pinnacle Financial would deliver residential loans that it had closed with borrowers to investors under a best efforts basis. Under this method, an investor would have agreed to purchase a particular loan from Pinnacle Financial once the loan had closed with the borrower and the loan satisfied the investor's underwriting criteria. Additionally, under the best efforts method, if a particular loan did not close, Pinnacle Financial was not obligated to deliver an alternative loan or otherwise compensate the investor that had previously agreed to purchase the loan for failure by Pinnacle Financial to deliver the loan.

During the first quarter of 2014, Pinnacle Financial began delivering loans on a mandatory basis to its approved investors. The governing mandatory delivery agreements require that Pinnacle Financial deliver an individual loan contract to the investor or compensate the investor in the event the closed loan does not ultimately settle. As a result, mandatory delivery typically results in more advantageous pricing in the wholesale market. However, mandatory delivery exposes Pinnacle Financial to risks associated with failure to ultimately deliver the loan to the investor as well as interest rate risk between the initial rate-lock date and the date of the ultimate sale of the loan to an investor. Pinnacle Financial entered into a short-term economic hedging relationship with a third party for a fee to mitigate this interest rate exposure. Pinnacle Financial remains exposed to the impact interest rate fluctuations could have on investor demand for these loans and the resulting valuation of our loan pipeline. Fluctuations in interest rates also impact consumer behavior which could impact our ability to deliver these loans to our investors. These items impact our net revenues from this line of business. Pinnacle Financial has not entered into any forward commitments with investors for future bulk loan sales. All of these residential loan sales transfer servicing rights to the buyer. During the year ended December 31, 2014, Pinnacle Financial recognized $5.6 million in gains on the sale of these loans, net of commissions paid, compared to $6.2 million during the year ended December 31, 2013.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2014 and 2013 are summarized as follows (in thousands):

	Range of Useful Lives	2014	2013
Land	Not applicable	$19,829	$19,281
Buildings	15 to 30 years	50,458	48,558
Leasehold improvements	15 to 20 years	21,589	20,283
Furniture and equipment	3 to 15 years	51,973	51,673
		143,849	139,795
Accumulated depreciation and amortization		(72,273)	(67,145)
		$71,576	$72,650

Depreciation and amortization expense was approximately $5.1 million, $6.0 million, and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2014, 2013 and 2012 totaled $4.9 million, $4.4 million and $4.1 million, respectively. At December 31, 2014, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2015	$4,093
2016	4,189
2017	4,042
2018	3,829
2019	3,732
Thereafter	25,285
$45,170

Note 8.  Deposits

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$338,314
2016	57,378
2017	30,982
2018	2,540
2019	1,930
Thereafter	-
$431,144

Additionally, at December 31, 2014 and 2013, approximately $67.8 million and $77.8 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2014 and 2013, Pinnacle Financial had $922,000 and $828,000, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $1.3 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2014 and 2013, Pinnacle Financial had received advances from the FHLB totaling $195.4 million and $90.5 million, respectively.  Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions.  The remaining discount was $91,000 and $158,000 at December 31, 2014 and 2013, respectively. At December 31, 2014, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates

2015	$180,000	0.16%
2016	15,000	0.18%
2017	-	-
2018	8	2.00%
2019	-	-
Thereafter	378	2.43%
	$195,386
Weighted average interest rate		0.17%

During 2013, Pinnacle Bank restructured approximately $35.0 million of FHLB advances to reduce its ongoing funding costs.  This restructuring was undertaken to reduce the weighted average interest rates on those FHLB advances from 1.79%, which was significantly higher than the rate for replacement funding. Other than the interest rates, the terms of the replacement advances are similar to those of the advances restructured.  This restructuring resulted in a one-time charge of $877,000 during the first quarter of 2013. No restructuring of FHLB advances occurred during the year ended December 31, 2014.

At December 31, 2014, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month.  At December 31, 2014, there was no balance owed to the Federal Reserve Bank or other correspondents under these agreements. At December 31, 2014, Pinnacle Bank had approximately $2.2 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit.

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

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2014
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.04%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.66%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.91%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.09%
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined summary financial information for the Trusts follows (in thousands):

Combined Summary Balance Sheets

	December 31, 2014	December 31, 2013
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$-	$-

Stockholder's equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476
Total stockholder's equity	82,476	82,476
Total liabilities and stockholder's equity	$82,476	$82,476

Combined Summary Income Statements
	Year ended December 31,
	2014	2013	2012

Income – Interest income from subordinated debentures issued by Pinnacle Financial	$2,020	$2,057	$2,218
Net Income	$2,020	$2,057	$2,218

Combined Summary Statements of Stockholder's Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder's Equity

Balances, December 31, 2011	$80,000	$2,476	$-	$82,476
Net income	-	-	2,218	2,218
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,151)	(2,151)
Common- paid to Pinnacle Financial	-	-	(67)	(67)
Balances, December 31, 2012	$80,000	$2,476	$-	$82,476
Net income	-	-	2,057	2,057
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(1,995)	(1,995)
Common- paid to Pinnacle Financial	-	-	(62)	(62)
Balances, December 31, 2013	$80,000	$2,476	$-	$82,476
Net income	-	-	2,020	2,020
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(1,957)	(1,957)
Common- paid to Pinnacle Financial	-	-	(63)	(63)
Balances, December 31, 2014	$80,000	$2,476	$-	$82,476

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Taxes

 Income tax expense (benefit) attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Current tax expense :
Federal	$34,068	$26,317	$19,096
State	719	-	-
Total current tax expense	$34,787	26,317	19,096
Deferred tax expense (benefit):
Federal	(1,260)	240	485
State	1,655	1,601	1,063
Total deferred tax expense	395	1,841	1,548
Total income tax expense	$35,182	$28,158	$20,644

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2014 is as follows (in thousands):

	2014	2013	2012

Income tax expense at statutory rate	$36,978	$30,059	$21,885
State excise tax expense, net of federal tax effect	1,827	1,601	1,063
Tax-exempt securities	(2,675)	(2,603)	(2,517)
Federal tax credits	-	-	-
Bank owned life insurance	(849)	(740)	(322)
Insurance premiums	(401)	(349)	(243)
Change in uncertain tax positions	392	-	-
Other items	(90)	190	778
Deferred tax valuation allowance	-	-	-
Income tax expense	$35,182	$28,158	$20,644

Pinnacle Financial's effective tax rate for 2014 and 2013 differs from the Federal income tax statutory rate of 35% primarily due to a state excise tax expense, investments in bank qualified municipal securities, bank owned life insurance, and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Loan loss allowance	$25,783	$26,134
Loans	971	914
Insurance	773	732
Accrued liability for supplemental retirement agreements	531	538
Restricted stock and stock options	4,159	4,100
Net operating loss carryforward	377	1,914
Other real estate owned	1,540	2,231
Other deferred tax assets	1,525	1,177
Total deferred tax assets	35,659	37,740

Deferred tax liabilities:
Depreciation and amortization	4,827	6,145
Core deposit intangible asset	904	1,242
Securities	5,954	(1,704)
Cash flow hedge	161	2,591
REIT dividends	1,523	1,393
FHLB related liabilities	1,187	1,316
Other deferred tax liabilities	489	521
Total deferred tax liabilities	15,045	11,504
Net deferred tax assets	$20,614	$26,236

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

A reconciliation of the beginning and ending unrecognized tax benefit related to State uncertain tax positions is as follows (in thousands):

	2014	2013	2012
Balance at January 1,	$-	-	-
Increases due to tax positions taken during the current year	-	-	-
Increases due to tax positions taken during a prior year	391	-	-
Decreases due to the lapse of the statute of limitations during the current year	-	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-	-
Balance at December 31,	$391	-	-

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amounts of interest and penalties recorded in the income statement for the year ended December 31, 2014 was $140,000. No interest and penalties were recorded for each of the years ended December 31, 2013 and December 31, 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2014, these commitments amounted to $1.391 billion, of which approximately $213.5 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2014, these commitments amounted to $66.0 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2014, Pinnacle Financial had accrued $1.4 million for the inherent risks associated with off balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.   In the opinion of management, the resolution of these routine claims outstanding at December 31, 2014 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 13.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2014, 2013, and 2012. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2014 was approximately $2,381,000, $2,241,000 and $2,185,000, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

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

Pinnacle Financial recognized approximately $99,000, $178,000, and $220,000 in compensation expense in each year of the three-year period ended December 31, 2014 related to the Cavalry SRAs. During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  Two individuals remain as participants in the Cavalry SRAs. At December 31, 2014, 2013 and 2012, included in other liabilities is $1,352,000, $1,373,000, and $1,301,000, respectively, which represents the net present value of the future obligation owed the two remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2014, 2013 and 2012.

Note 14.  Stock Options, Stock Appreciation Rights and Restricted Shares

At Pinnacle Financial's annual shareholders' meeting on April 15, 2014, the shareholders of Pinnacle Financial adopted the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan addressed the following matters:

·
Consolidation of the two existing equity incentive plans, the Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan (the "2004 Plan") and the Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (the "Mid-America Plan") including approximately 396,000 shares in the aggregate that remained available for issuance under those two plans at that date; and

·	Increased the maximum number of shares of common stock that may be issued to associates and directors by an additional 930,000 shares.

Total shares available for issuance under the 2014 Plan were approximately 1.3 million shares as of December 31, 2014, inclusive of shares returned to plan reserves during the twelve months ended December 31, 2014. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding under the 2004 Plan and the Mid-America Plan that are subsequently forfeited or expired unexercised and returned to the 2014 Plan.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2014, of the approximately 695,000 stock options and 3,700 stock appreciation rights outstanding, 636,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 63,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder.  Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise.  All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.  All stock options and stock appreciation rights granted under the Cavalry Plan and Mid-America Plans were fully-vested at the date of those mergers.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2014 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2011	1,581,038	$20.81
Granted	-	-
Stock options exercised	(245,201)	6.78
Stock appreciation rights exercised (2)	(348)	15.60
Forfeited	(17,108)	25.90
Outstanding at December 31, 2012	1,318,381	$23.36
Granted	-	-
Stock options exercised	(279,534)	14.07
Stock appreciation rights exercised (2)	(1,732)	15.60
Forfeited	(34,615)	29.31
Outstanding at December 31, 2013	1,002,500	$25.77
Granted	-	-
Stock options exercised	(301,794)	23.21
Stock appreciation rights exercised (2)	(1,586)	15.60
Forfeited	(632)	24.95
Outstanding at December 31, 2014	698,488	$26.89	1.90	$9,071
Options exercisable at December 31, 2014	698,488	$26.89	1.90	$9,071

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $39.54 per common share at December 31, 2014 for the 698,488 options and stock appreciation rights that were in-the-money at December 31, 2014.
(2)	The 348 stock appreciation rights exercised during 2012 settled in 28 shares of Pinnacle Financial common stock. The 1,732 stock appreciation rights exercised during 2013 settled in 471 shares of Pinnacle Financial common stock. The 1,586 stock appreciation rights exercised during 2014 settled in 609 shares of Pinnacle Financial common stock.

During each of the years in the three-year period ended December 31, 2014, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial's equity incentive plans was $3,950,000, $3,622,000 and $2,501,000, respectively, determined as of the date of option exercise.

As of December 31, 2014, there was no unrecognized compensation cost related to unvested stock options granted under our equity incentive plans.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial adopted ASC 718-20 Compensation using the modified prospective transition method on January 1, 2006. Accordingly, during the three-years ended December 31, 2014, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for all stock-based awards granted after January 1, 2006, based on fair value estimates using the Black-Scholes valuation model.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. As ASC 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2014, 2013, and 2012 has been reduced for estimated forfeitures. The impact on the results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with ASC 718-20 (related to stock option awards) for the three-year period ended December 31, 2014 was as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Non-qualified stock options
Stock-based compensation expense	$-	$13	$394
Income tax benefit	-	5	155
Stock-based compensation expense after income tax benefit	$-	$8	$239
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.00	$0.01
Fully diluted	$0.00	$0.00	$0.01

There have been no options granted by Pinnacle Financial since 2008.

Restricted Shares

Additionally, the 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2014 under the 2014 Plan.  During the three-year period ended December 31, 2014, Pinnacle Financial awarded 126,117, 164,602 and 156,645 shares of restricted stock to certain Pinnacle Financial associates and outside directors.  Also, Pinnacle Financial issued 186,943 and 225,228 restricted share units in the years ended December 31, 2013 and 2012, respectively. These restricted share units converted to 186,943 and 193,189 restricted share awards in 2014 and 2013, respectively.

A summary of activity for unvested restricted share awards for the years ended December 31, 2014, 2013, and 2012 follows:
	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2011	849,703	$15.61
Shares awarded	156,645	16.48
Restrictions lapsed and shares released to associates/directors	(211,913)	16.28
Shares forfeited	(54,526)	18.23
Unvested at December 31, 2012	739,909	$15.45
Shares awarded	164,602	21.78
Conversion of restricted share units to restricted share awards	193,189	21.51
Restrictions lapsed and shares released to associates/directors	(221,325)	15.97
Shares forfeited	(54,680)	15.30
Unvested at December 31, 2013	821,695	$19.18
Shares awarded	126,117	33.32
Conversion of restricted share units to restricted share awards	186,943	31.68
Restrictions lapsed and shares released to associates/directors	(249,684)	18.19
Shares forfeited	(35,873)	20.70
Unvested at December 31, 2014	849,198	$24.26

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2014. The table below reflects the life-to-date activity for these awards:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants(1)	Shares Withheld for taxes by participants(1)	Shares Forfeited by participants	Shares Unvested
Time Based Awards (2)
2012	Associates	5	141,665	37,912	14,404	16,710	72,639
2013	Associates	5	150,125	21,223	8,177	9,005	111,720
2014	Associates	5	113,918	82	43	2,807	110,986
Performance Based Awards (3)
2013	Leadership team(4)	5	193,189	28,140	10,496	4,219	150,334
2014	Leadership team(4)	5	186,943	-	-	4,386	182,557
Outside Director Awards (5)
2012	Outside directors	1	14,980	12,730	2,250	-	-
2013	Outside directors	1	14,477	12,062	2,415	-	-
2014	Outside directors	1	12,199	-	-	-	12,199

(1)	Groups include our employees (referred to as Associates above), our executive managers (referred to as our Leadership Team above) and our outside directors. Included in the Leadership Team awards noted above are awards to our named executive officers. When the restricted shares are awarded, a participant receives voting rights with respect to the shares, but is not able to transfer the shares other than to Pinnacle Financial in satisfaction of withholding tax obligations until the later of the date that the forfeiture restrictions have lapsed and, for awards issued prior to the redemption of the preferred stock issued under the CPP, the later of the date that the forfeiture restrictions lapse and the date we redeemed the remaining outstanding shares of Series A preferred stock issued to the US Treasury pursuant to the CPP, which was completed on June 21, 2012. Once the forfeiture restrictions lapse, the participant is taxed on the value of the award and may elect to sell shares to pay the applicable income taxes associated with the award or have these shares remitted to Pinnacle Financial. For time-based restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination. For performance-based restricted share awards, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.
(2)	These shares vest in equal annual installments on the first five anniversary dates of the grant.
(3)	The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period (or alternatively, the cumulative vesting period), excluding the impact of any merger related expenses.
(4)	The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve soundness targets over each year of the subsequent vesting period.
(5)	Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapsed on the one year anniversary date of the award based on each individual board member meeting his/her attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

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

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2014, follows (in thousands):

	For the year ended December 31,
	2014	2013	2012

Restricted stock expense	$4,970	$4,070	$3,270
Income tax benefit	1,951	1,597	1,283
Restricted stock expense, net of income tax benefit	$3,019	$2,473	$1,987
Impact on per share results from restricted stock expense:
Basic	$0.09	$0.07	$0.06
Fully diluted	$0.09	$0.07	$0.06

Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2014. The senior executive officers' restricted share unit award included a range from 58,404 units at the target compensation level to 102,209 units at the maximum compensation level. The Leadership Team restricted share unit award of 29,087 units was granted at a target level of performance. For both senior executive officers and the Leadership Team, one-third of these restricted share units will be settled with the issuance of 43,711 restricted shares upon the filing of Pinnacle Financial's 2014 Annual Report on Form 10-K. The remaining restricted share units are eligible for conversion to restricted share awards in pro-rata increments based on the Company's achievement of certain predetermined goals for each of the fiscal years ended December 31, 2015 and 2016, respectively. Upon conversion to restricted share awards, the restrictions on these shares will lapse in 2018 and 2019 in 50% increments based on the attainment of certain soundness targets in fiscal 2017 and 2018, respectively. The performance metrics and soundness criteria for each of the impacted fiscal years were established concurrently with the restricted share unit grants in January 2014 by the Human Resources and Compensation Committee of Pinnacle Financial's board of directors (HRCC). These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. For the year ended December 31, 2014, Pinnacle Financial recognized expense associated with the first traunche of this award totaling $338,485.

Note 15.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

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

A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2014 and December 31, 2013 is included in the following table (in thousands):

	At December 31, 2014		At December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$251,321	$13,030	$294,486	$13,296
Pay variable / receive fixed swaps	251,321	(13,435)	294,486	(13,670)
Total	$502,642	$(405)	$588,972	$(374)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability. The initial hedge relationships were entered into during the second quarter of 2013. During the third quarter of 2014, Pinnacle Financial terminated three individual contracts of the initial hedge relationships based on changes in internal forecasts for future interest rates. As a result of terminating these contracts, Pinnacle Financial will incur a gain of $64,000 over the original terms of these agreements which begin in April 2015. Pinnacle Financial entered into additional forward cash flow hedge relationships for interest rate risk management purposes given the aforementioned changes in forecasted interest rates. The terms of the individual contracts within the existing relationship at each year end are as follows (in thousands):

					December 31, 2014		December 31, 2013
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	1.428%	April 2015-April 2018	$-	$-	$463	$281
Interest Rate Swap	33,000	3 month LIBOR	1.857%	Oct.2015-April 2019	-	-	837	509
Interest Rate Swap	33,000	3 month LIBOR	1.996%	Oct. 2015-Oct. 2019	-	-	1,007	612
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016-April 2020	(96)	(58)	1,172	712
Interest Rate Swap	34,000	3 month LIBOR	2.646%	April 2016-April 2022	(531)	(323)	1,818	1,105
Interest Rate Swap	34,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	(210)	(128)	1,307	794
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017-Oct. 2021	(517)	(314)	-	-
Interest Rate Swap	33,000	3 month LIBOR	3.118%	April 2018-July 2022	(590)	(359)	-	-
Interest Rate Swap	33,000	3 month LIBOR	3.158%	July 2018-Oct. 2022	(602)	(366)	-	-
	$299,000				$(2,546)	$(1,548)	$6,604	$4,014

(1)	No cash will be exchanged prior to the term.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2014, Pinnacle Financial entered into four interest rate swap agreements as part of the management of interest rate risk. Pinnacle Financial designated the interest rate swaps as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The terms of the respective swaps range from seven to ten years and commenced on July 1, 2014. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contains collateral provisions protecting the at-risk party. Pinnacle Financial believes that the credit risk inherent in the contract is not significant.

					December 31, 2014		December 31, 2013
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.09%	1 month LIBOR	July 2014 - July 2021	$941	$572	$-	$-
Interest Rate Swap	27,500	2.27%	1 month LIBOR	July 2014 - July 2022	409	249	-	-
Interest Rate Swap	27,500	2.42%	1 month LIBOR	July 2014 - July 2023	651	396	-	-
Interest Rate Swap	27,500	2.50%	1 month LIBOR	July 2014 - July 2024	956	581	-	-
	$110,000				$2,957	$1,798	$-	$-

(1)	No cash will be exchanged prior to the term.

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

Note 16.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended, employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer.  These agreements, as amended,  automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.  The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses.  These Terminating Events include disability, cause, without cause and other events.  During 2012, Pinnacle Financial entered into, and subsequently amended, a change of control agreement with its Senior Credit Officer providing the employee with certain benefits if his employment is terminated under certain scenarios within twelve months of a change in control. This agreement automatically renews each year on January 1 unless a party to the agreement notifies the other parties of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Related Party Transactions

A local public relations company, of which one of Pinnacle Financial's directors is a principal, provides various services for Pinnacle Financial.  For each of the years in the three-year period ended December 31, 2014, Pinnacle Financial incurred approximately $36,000, $72,000, and $78,000, respectively, in expense for services rendered by this public relations company.

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

Other equity investments – Included in other investments are alternative investments in certain nonpublic private equity funds.  The valuation of nonpublic private equity fund investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of alternative investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market-values are not readily available.

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

  Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements and the cash flow hedge relationships, as discussed more fully in footnote 15 above. The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge is determined using the income approach by comparing the discounted fixed rate cash flows with the discounted variable rate cash flows. Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market

Liabilities

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial instruments carried at fair value as of December 31, 2014 and 2013, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

December 31, 2014	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Instruments valued with significant observable market parameters (Level 2)	Instruments valued with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$113,456	$-	$113,456	$-
Mortgage-backed securities	455,839	-	455,839	-
State and municipal securities	138,578	-	138,578	-
Asset- backed securities	13,018		13,018
Corporate notes and other	11,164	-	11,164	-
Total investment securities available-for-sale	732,055	-	732,055	$-
Other equity investments	8,004	-	-	8,004
Other assets	15,987	-	14,265	-
Total assets at fair value	$756,046	$-	$746,320	$8,004

Other liabilities	$15,981	$-	$13,435	$-
Total liabilities at fair value	$15,981	$-	$13,435	$-

December 31, 2013
Investment securities available-for-sale:
U.S. government agency securities	$103,873	$-	$103,873	$-
Mortgage-backed securities	412,936	-	412,936	-
State and municipal securities	148,411	-	148,411	-
Asset- backed securities	17,007		17,007	-
Corporate notes and other	11,229	-	11,229	-
Total investment securities available-for-sale	693,456	-	693,456	-
Other equity investments	6,701	-	-	6,701
Other assets	19,900	-	19,900	-
Total assets at fair value	$720,057	$-	$713,356	$6,701

Other liabilities	$13,670	$-	$13,670	$-
Total liabilities at fair value	$13,670	$-	$13,670	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 (in thousands):

December 31, 2014	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Instruments valued with significant observable market parameters (Level 2)	Instruments valued with significant unobservable market parameters (Level 3)	Total losses for the period ended
Other real estate owned	$11,186	$-	$-	$11,186	$(509)
Nonaccrual loans, net (1)	15,551	-	-	15,551	(1,032)
Total	$26,737	$-	$-	$26,737	$(1,541)

December 31, 2013
Other real estate owned	$15,226	$-	$-	$15,226	$(2,258)
Nonaccrual loans, net (1)	16,996	-	-	16,996	(2,921)
Total	$32,222	$-	$-	$32,222	$(5,179)

(1)	Amount is net of a valuation allowance of $1.2 million at both December 31, 2014 and 2013, respectively, as required by ASC 310-10, "Receivables."

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2014 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2014		2013
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$6,701	$-	$4,681	$-
Total net realized gains (losses) included in income	670	-	(344)	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31	-	-	-	-
Purchases	633	-	2,517	-
Issuances	-	-	-	-
Settlements	-	-	(153)	-
Transfers out of Level 3	-	-	-	-
Fair value, December 31	$8,004	$-	$6,701	$-
The amount of (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$670	$-	$(344)	$-

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013, respectively.   Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits, Securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, Subordinated debt and other borrowings - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the FHLB and floating rate subordinated debt and other borrowings approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the FHLB and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.  For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2014 and 2013.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

December 31, 2014	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$38,676	$38,789	$-	$38,789	$-
Loans, net	4,522,668	4,406,581	-	-	4,406,581
Mortgage loans held-for-sale	14,039	14,322	-	14,322	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,876,600	4,603,915	-	-	4,603,915
Federal Home Loan Bank advances	195,476	195,450	-	-	195,450
Subordinated debt and other borrowings	96,158	77,433	-	-	77,433

Off-balance sheet instruments:
Commitments to extend credit (2)	1,390,593	1,078	-	-	1,078
Standby letters of credit (3)	65,955	293	-	-	293

December 31, 2013
Financial assets:
Securities held-to-maturity	$39,796	$38,817	$-	$38,817	$-
Loans, net	4,076,524	4,021,675	-	-	4,021,675
Mortgage loans held for sale	12,850	12,999	-	12,999	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,603,938	4,378,805	-	-	4,378,805
Federal Home Loan Bank advances	90,637	90,652	-	-	90,652
Subordinated debt and other borrowings	98,658	73,083	-	-	73,083

Off-balance sheet instruments:
Commitments to extend credit (2)	1,206,528	1,040	-	-	1,040
Standby letters of credit (3)	69,231	331	-	-	331
(1)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)	At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments. In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio. Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at December 31, 2014 and 2013, Pinnacle Financial included in other liabilities $1.1 million and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.
(3)	At December 31, 2014 and 2013, the fair value of Pinnacle Financial's standby letters of credit was $293,000 and $331,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

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

Pinnacle Financial's borrowings under the Loan Agreement bear interest at a LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available sources) for three months (all as selected by the Company), and (ii) an applicable margin.

The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans is 3.00% (300 basis points).  At December 31, 2014, the interest rate paid on borrowings under the Loan Agreement was 2.6875%.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2014 and 2013 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

     At December 31, 2014, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$10,769	$-	$7,945	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	3,773	-	15,273	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

Note 21.  Regulatory Matters

 Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the year ended December 31, 2014, Pinnacle Bank paid $21.2 million in dividends to Pinnacle Financial. As of December 31, 2014, Pinnacle Bank could pay approximately $116.5 million of dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since declared five subsequent dividend payments including a $0.12 dividend declared in the first quarter of 2015. The amount and timing of all future dividend payments, if any, is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and Pinnacle Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and for Pinnacle Bank of Tier I capital to average assets. Management believes, as of December 31, 2014, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank was required to maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios in effect prior to January 1, 2015 as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level.  Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014

Total capital to risk weighted assets:
Pinnacle Financial	$698,810	13.4%	$418,748	8.0%	$523,760	10.0%
Pinnacle Bank	$657,576	12.6%	$417,511	8.0%	$522,234	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$633,348	12.1%	$209,374	4.0%	$314,256	6.0%
Pinnacle Bank	$592,298	11.4%	$208,756	4.0%	$313,340	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$633,348	11.3%	$224,406	4.0%	N/A	N/A
Pinnacle Bank	$592,298	10.6%	$223,656	4.0%	$279,570	5.0%

At December 31, 2013

Total capital to risk weighted assets:
Pinnacle Financial	$621,683	13.0%	$382,190	8.0%	$478,688	10.0%
Pinnacle Bank	$599,028	12.6%	$381,439	8.0%	$477,761	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$561,847	11.8%	$191,095	4.0%	$287,213	6.0%
Pinnacle Bank	$539,309	11.3%	$190,720	4.0%	$286,657	6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$561,847	10.9%	$205,695	4.0%	N/A	N/A
Pinnacle Bank	$539,309	10.5%	$204,977	4.0%	$256,221	5.0%

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

Under these rules which became effective on January 1, 2015, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules also include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are:

(i) a new common equity Tier 1 capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%);
(iii) a total risk-based capital ratio of 8% (unchanged from current rules); and
(iv) a Tier 1 leverage ratio of 4% for all institutions.

  To be considered well-capitalized under applicable banking regulations following January 1, 2015, Pinnacle Financial and Pinnacle Bank must maintain the following minimum capital ratios and not be subject to a written agreement, order or directive to maintain a higher capital level:

(i) a common equity Tier 1 capital ratio of 6.5%;
(ii) a Tier 1 risk-based capital ratio of 8%;
(iii) a Total risk-based capital ratio of 10%; and
(iv) in the case of Pinnacle Bank, a Tier 1 leverage ratio of 5%.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014:

CONDENSED BALANCE SHEETS

	2014	2013
Assets:
Cash and cash equivalents	$36,496,871	$21,095,990
Investments in consolidated subsidiaries	850,583,226	788,522,316
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310,000	310,000
PNFP Statutory Trust II	619,000	619,000
PNFP Statutory Trust III	619,000	619,000
PNFP Statutory Trust IV	928,000	928,000
Other investments	5,253,681	4,146,126
Current income tax receivable	(181,129)	553,401
Other assets	4,492,924	5,638,884
	$899,121,573	$822,432,717
Liabilities and stockholders' equity:
Subordinated debt and other borrowings	96,158,292	98,658,292
Other liabilities	269,900	66,764
Stockholders' equity	802,693,381	723,707,661
	$899,121,573	$822,432,717

CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012
Revenues	$906,935	$266,472	$157,443
Expenses:
Interest expense	2,488,046	2,729,843	2,689,197
Stock-based compensation expense	5,308,167	4,082,132	3,664,494
Other expense	768,089	770,252	778,947
Loss before income taxes and equity in undistributed income (loss) of subsidiaries	(7,657,367)	(7,315,755)	(6,975,195)
Income tax benefit	(3,065,606)	(2,869,605)	(2,736,020)
(Loss) income before equity in undistributed income of subsidiaries and accretion on preferred stock discount	(4,591,761)	(4,446,150)	(4,239,175)
Equity in undistributed income of subsidiaries	75,062,928	62,172,351	46,123,056
Net income	70,471,167	57,726,201	41,883,881
Preferred stock dividends	-	-	1,660,868
Accretion on preferred stock discount	-	-	2,153,172
Net income available to common stockholders	$70,471,167	$57,726,201	$38,069,841

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2014	2013	2012
Operating activities:
Net income	$70,471,167	$57,726,201	$41,883,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,308,166	4,082,132	3,664,494
Loss (gain) on other investments	(710,015)	22,484	138,020
Increase (decrease) in income tax payable, net	-	80,532	169,016
Decrease (increase) in other assets	1,853,608	1,608,121	(912,116)
Increase (decrease) in other liabilities	203,141	9,286	(8,176)
Excess tax benefit from stock compensation	(1,698,521)	(389,415)	(36,071)
Deferred tax expense	26,878	(453,661)	(75,427)
Equity in undistributed income of subsidiaries	(75,062,928)	(62,172,351)	(46,123,056)
Net cash provided by (used in) operating activities	391,497	513,329	(1,299,435)
Investing activities:
Investment in consolidated subsidiaries:
Banking subsidiaries	21,185,000	14,910,000	27,210,000
Other subsidiaries	-	-	-
Investments in other entities	(397,540)	(954,249)	47,804
Net cash provided by investing activities	20,787,460	13,955,751	27,257,804
Financing activities:
Net (decrease) increase in subordinated debt and other borrowings	(2,500,000)	(7,500,000)	23,682,291
Repurchase of common stock warrants	-	-	(755,000)
Exercise of common stock options	6,421,689	2,894,908	1,616,643
Preferred dividends paid	-	-	(2,127,604)
Common dividends paid	(11,398,285)	(2,814,691)	-
Excess tax benefit from stock compensation arrangements	1,698,521	389,415	36,071
Repurchase of preferred shares outstanding	-	-	(71,250,000)
Net cash used in financing activities	(5,778,076)	(7,030,368)	(48,797,599)
Net increase (decrease) in cash	15,400,881	7,438,712	(22,839,230)
Cash and cash equivalents, beginning of year	21,095,990	13,657,278	36,496,508
Cash and cash equivalents, end of year	$36,496,871	$21,095,990	$13,657,278

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $21.2 million, $14.9 million and $27.2 million, respectively to Pinnacle Financial in each of the years ended December 31, 2014, 2013 and 2012.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2014 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2014
Interest income	$49,291	$50,564	$52,782	$53,533
Net interest income	45,908	47,226	49,537	50,313
Provision for loan losses	488	254	851	2,041
Net income before taxes	24,506	25,668	27,215	28,264
Net income	16,367	17,170	18,197	18,737
Net income available to common stockholders	16,367	17,170	18,197	18,737
Basic net income per share available to common stockholders	$0.47	$0.49	$0.52	$0.54
Diluted net income per share available to common stockholders	$0.47	$0.49	$0.52	$0.53

2013
Interest income	$47,156	$47,544	$48,177	$48,405
Net interest income	42,758	43,599	44,573	44,969
Provision for loan losses	2,172	2,774	685	2,225
Net income before taxes	20,048	21,289	21,952	22,597
Net income	13,448	14,311	14,647	15,321
Net income available to common stockholders	13,448	14,311	14,647	15,321
Basic net income per share available to common stockholders	$0.40	$0.42	$0.43	$0.45
Diluted net income per share available to common stockholders	$0.39	$0.42	$0.42	$0.44

2012
Interest income	$45,824	$45,953	$46,441	$47,203
Net interest income	39,504	40,185	40,932	42,243
Provision for loan losses	1,034	634	1,413	2,488
Net income before taxes	12,599	15,545	16,371	18,012
Net income	8,365	10,440	11,349	11,730
Net income available to common stockholders	7,206	7,785	11,349	11,730
Basic net income per share available to common stockholders	$0.21	$0.23	$0.33	$0.35
Diluted net income per share available to common stockholders	$0.21	$0.23	$0.33	$0.34

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting is set forth on page 70 of this Annual Report on Form 10-K.  The attestation report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 72 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2015 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Executive Management," and "Section 16A Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2015 under the heading, "Proposal #1 Election of the Directors-Director Compensation," "Executive Compensation" and "Human Resources and Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item regarding security ownership of certain beneficial owners management and will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2015 under the heading, "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.

The following table summarizes information concerning Pinnacle's equity compensation plans at December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
2004 Equity Incentive Plan	660,861	$27.53	-
Bank of the South 2001 Stock Option Plan	4,750	19.19	-
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	7,119	12.89	-
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	25,783	17.20	-
2014 Equity Incentive Plan	-	-	1,327,894
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	698,513	$26.94	1,327,894

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2015 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2015 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

3.1	Amended and Restated Charter, as amended (Restated for SEC filing purposes only)(3)
3.2	Bylaws (4)
4.1.1	Specimen Common Stock Certificate (5)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
10.1	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (5)
10.2	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (5) *
10.3	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (5) *
10.4	Form of Incentive Stock Option Agreement (6)
10.5	Form of Non-Qualified Stock Option Agreement (7) *
10.6	Cavalry Bancorp, Inc. 1999 Stock Option Plan (8) *
10.7	Amendment No. 1 to Cavalry Bancorp, Inc. 1999 Stock Option Plan (8) *
10.8	Form of Non-Qualified Stock Option Agreement (8)*
10.9	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (8) *
10.10	Form of Restricted Stock Award Agreement (9) *
10.11	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (10) *
10.12	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (10) *
10.13	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (10) *
10.14	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (10) *
10.15	Bank of the South 2001 Stock Option Plan (10)
10.16	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (10) *
10.17	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (10) *
10.18	Form of 2011 TARP CPP Executive Officer Performance Vested Restricted Stock Agreement (11)*
10.19	Form of 2011 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (11)*
10.20	Form of Named Executive Officers 2012 Restricted Stock Unit Award Agreement (12)*
10.21	Pinnacle Financial Partners, Inc. Amended and Restated 2004 Equity Incentive Plan (13)
10.22	Loan Agreement, dated as of June 15, 2012, by and between Pinnacle Financial Partners, Inc., as Borrower, and US Bank, National Association, as Lender (14)
10.23	Change of Control Agreement dated as of September 4, 2012 by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White (15)
10.24	Form of Named Executive Officers 2013 Restricted Stock Unit Award Agreement (16)
10.25	Pinnacle Financial Partners, Inc. 2013 Annual Cash Incentive Plan (16)
10.26	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner(17)*
10.27	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe(17)*
10.28	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener(17)*
10.29	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter(17)*
10.30	Amendment No. 1 dated November 20, 2012 to Amended Change of Control Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and J. Harvey White(17)*
10.31	First Amendment to Loan Agreement between U.S. Bank National Association and Pinnacle Financial Partners, Inc., dated October 2, 2013 (18)

10.32	Form of Named Executive Officers 2014 Performance Unit Award Agreement(19)
10.33	Pinnacle Financial Partners, Inc. 2014 Annual Cash Incentive Plan (19)
10.34	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (20) *
10.35	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe (20) *
10.36	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (20) *
10.37	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (20)*
10.38	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan (20) *
10.39	Second Amended and Restated Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (20) *
10.40	Form of Directors' 2014 Restricted Stock Agreement (20) *
10.41	Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan (21)
10.42	Form of Named Executive Officers 2015 Performance Unit Award Agreement (22)*
10.43	Pinnacle Financial Partners, Inc. 2015 Annual Cash Incentive Plan (22)*
10.44	Loan Agreement dated as of February 4, 2015, by and between Pinnacle Bank, as Borrower and US Bank, National Association, as Lender (23)*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
(*)	Management compensatory plan or arrangement

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
(7) Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.
(8) Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended September 30, 2006.
(9) Registrant hereby incorporates by reference to Registrant's Current Report of Form 8-K filed on January 25, 2008.
(10) Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.
(11) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on August 19, 2011.
(12) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 20, 2012.
(13) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 20, 2012.
(14) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on June 20, 2012.
(15) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on September 6, 2012.
(16) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 17, 2013.
(17) Registrant hereby incorporates by reference to Registrants's Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 22, 2013.
(18) Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended on September 30, 2013 as filed with the SEC on November 1, 2013.
(19) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 24, 2014.
(20) Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on February 25, 2014.
(21) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 17, 2014.
(22) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 27, 2015.
(23) Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on February 5, 2015

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
PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 25, 2015		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 25, 2015
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 25, 2015
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 25, 2015
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Sue R. Atkinson	Director	February 25, 2015
Sue R. Atkinson

Director
H. Gordon Bone

/s/ Gregory L. Burns	Director	February 25, 2015
Gregory L. Burns

/s/ James C. Cope	Director	February 25, 2015
James C. Cope

Director
Colleen Conway-Welch

/s/ Glenda Baskin Glover	Director	February 25, 2015
Glenda Baskin Glover

/s/ William H. Huddleston	Director	February 25, 2015
William H. Huddleston

/s/ Ed C. Loughry, Jr.	Director	February 25, 2015
Ed C. Loughry, Jr.

/s/ Hal N. Pennington	Director	February 25, 2015
Hal N. Pennington

/s/ Gary Scott	Director	February 25, 2015
Gary Scott

/s/ Reese L. Smith III	Director	February 25, 2015
Reese L. Smith III

Exhibit 10.32
PINNACLE FINANCIAL PARTNERS, INC.
Named Executive Officer Compensation Summary

The following table sets forth the current base salaries paid to the Chief Executive Officer and the four other named executive officers of Pinnacle Financial Partners, Inc. (the "Company").

Executive Officer	Current Base Salary

M. Terry Turner – CEO	$808,000
Robert A. McCabe, Jr. - Chairman of the Board	$767,000
Hugh M. Queener – CAO	$388,000
Harold R. Carpenter – CFO	$388,000
Joseph Harvey White - Chief Credit Officer	$292,000

In addition to their cash base salaries, these executive officers are also eligible to:

•	Receive cash bonuses under the Company's 2015 Cash Incentive Plan;
•	Participate in the Company's equity incentive programs, which currently involves the award of performance-based restricted stock units pursuant to the Company's 2014 Equity Incentive Plan; and
•	Participate in the Company's broad-based benefit programs generally available to its employees, including health, disability and life insurance programs and the Company's 401k plan.

The foregoing information is summary in nature. Additional information regarding the named executive officer compensation will be provided in the Company's proxy statement to be filed in connection with the 2015 annual meeting of the Company's stockholders.

Exhibit 21.1
List of Subsidiaries

Subsidiaries	Jurisdiction or State of Incorporation	Names Under Which Subsidiary Does Business (1)

Pinnacle Bank (2)	Tennessee

PFP Title Company (3)	Tennessee

Pinnacle Community Development Corporation (3)	Tennessee

PNFP Statutory Trust I (4)	Connecticut

PNFP Statutory Trust II (4)	Delaware

PNFP Statutory Trust III (4)	Connecticut

PNFP Statutory Trust IV (4)	Delaware

PNFP Holdings, Inc. (5)	Nevada

PNFP Properties, Inc. (6)	Maryland

Pinnacle Advisory Services, Inc. (7)	Tennessee

Pinnacle Credit Enhancement Holdings, Inc. (7)	Tennessee

Pinnacle Rutherford Real Estate, Inc. (3)	Tennessee

Pinnacle Nashville Real Estate, Inc. (3)	Tennessee

Pinnacle Rutherford Towers, Inc.(3)	Tennessee

Pinnacle Service Company, Inc.(3)	Tennessee

PNFP Insurance, Inc.(7)	Nevada

Miller & Loughry, Inc. (2)	Tennessee	Miller Loughry Beach

PNB Holding Co. 1, Inc. (3)	Tennessee

PNB Holding Co. 2, Inc. (3)	Tennessee

PNFP Capital Markets, Inc.	Tennessee

1. Unless otherwise noted, each Subsidiary only does business under its legal name as set forth under the heading "Subsidiaries."
2. Pinnacle Bank is organized under the laws of the State of Tennessee.
3. PFP Title Company, Pinnacle Community Development Corporation, Pinnacle Rutherford Real Estate, Inc., Pinnacle Nashville Real Estate, Inc., Pinnacle Rutherford Towers, Inc., Pinnacle Service Company, Inc., Miller & Loughry, Inc., PNB Holding Co. 1, Inc. and PNB Holding Co. 2, Inc. are wholly-owned subsidiaries of Pinnacle Bank.
4. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and Statutory Trust IV are statutory business trusts which were established to issue capital trust preferred securities.
5. PNFP Holdings, Inc. is a wholly-owned subsidiary of PFP Title Company.
6. PNFP Properties, Inc. is a wholly-owned subsidiary of PNFP Holdings, Inc.
7. Pinnacle Advisory Services, Inc., Pinnacle Credit Enhancement Holdings, Inc. and PNFP Insurance, Inc. are wholly owned subsidiaries of Pinnacle Financial Partners, Inc.
8. PNFP Capital Markets, Inc. is a wholly owned subsidiary of Pinnacle Bank.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm
The Board of Directors
Pinnacle Financial Partners, Inc.:

We consent to the incorporation by reference in the registration statements Nos. 333-49564, 333-68756, 333-114799, 333-124199, 333-132816, 333-135411, 333-147804, 333-148251, 333-158825, 333-180865, and 333-195712 on Form S-8 and No. 185566 on Form S-3 of Pinnacle Financial Partners, Inc. (the Company) of our reports dated February 25, 2015, with respect to the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014,  and the effectiveness of internal control over financial reporting as of December 31, 2014, which reports appear in the December 31, 2014 annual report on Form 10‑K of the Company.
(signed) KPMG LLP

Nashville, Tennessee
February 25, 2015

Exhibit 31.1

CERTIFICATIONS
I, M. Terry Turner, certify that:

1.)	I have reviewed this annual report on Form 10-K of Pinnacle Financial Partners, Inc.;

2.)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.)	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) and 15d-15(f) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.)	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 25, 2015	Signature:	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS
I, Harold R. Carpenter, certify that:

1.)	I have reviewed this annual report on Form 10-K of Pinnacle Financial Partners, Inc.;

2.)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.)	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) and 15d-15(f) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.)	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 25, 2015	Signature:	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pinnacle Financial Partners (the "Company") on Form 10-K for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, M. Terry Turner, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 25, 2015	By:	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer
Pinnacle Financial Partners, Inc.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pinnacle Financial Partners (the "Company") on Form 10-K for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold R. Carpenter, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 25, 2015	By:	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer
Pinnacle Financial Partners, Inc.