Form 10-Q
period 2015-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2015-05-08
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
As of  May 6, 2015 there were 35,876,498 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2015

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial or companies in which Pinnacle Financial has significant investments to grow their loan portfolios at recent growth rates; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA and the Knoxville MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the development of any new market other than Nashville or Knoxville; (xii) a merger or acquisition, like the proposed mergers with CapitalMark Bank & Trust (CapitalMark) and Magna Bank (Magna); (xiii) risks of expansion into new geographic or product markets, like the proposed expansion into the Chattanooga, TN-GA MSA associated with the proposed merger with CapitalMark (the CapitalMark Merger) and the Memphis, TN-MS-AR MSA associated with the proposed merger with Magna (the Magna Merger and together with the CapitalMark Merger, the Mergers); (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial) or otherwise to attract customers from other financial institutions; (xvi) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xviii) risks associated with litigation, including the applicability of insurance coverage; (xix) the risk that the cost savings and any revenue synergies from the proposed mergers may not be realized or take longer than anticipated to be realized; (xx) disruption from the mergers with customers, suppliers or employee relationships; (xxi) the occurrence of any event, change or other circumstances that could give rise to the termination of either of the merger agreements related to the Mergers; (xxii) the risk of successful integration of Pinnacle Financial's business with the business of CapitalMark and Magna; (xxiii) the failure of CapitalMark's or Magna's shareholders to approve the mergers; (xxiv) the amount of the costs, fees, expenses and charges related to the Mergers; (xxv) the ability to obtain required governmental approvals of the proposed terms of the Mergers; (xxvi) reputational risk and the reaction of the parties' customers to the proposed mergers; (xxvii) the failure of the closing conditions for either of the Mergers to be satisfied; (xxviii) the risk that the integration of CapitalMark's or Magna's operations with Pinnacle Financial's will be materially delayed or will be more costly or difficult than expected; (xxix) the possibility that the Mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xxx) the dilution caused by Pinnacle's issuance of additional shares of its common stock in the Mergers; (xxxi) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxxii) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxxiii) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle has significant investments, and the development of additional banking products for our corporate and consumer clients; and (xxxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in "Part II. Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Cash and noninterest-bearing due from banks	$61,498,151	$48,741,692
Interest-bearing due from banks	227,823,492	134,176,054
Federal funds sold and other	4,455,077	4,989,764
Cash and cash equivalents	293,776,720	187,907,510

Securities available-for-sale, at fair value	769,018,224	732,054,785
Securities held-to-maturity (fair value of $39,407,835 and $38,788,870 at
March 31, 2015 and December 31, 2014, respectively)	39,275,846	38,675,527
Mortgage loans held-for-sale	18,909,910	14,038,914
Loans held-for-sale	7,934,778	-

Loans	4,645,272,317	4,590,026,505
Less allowance for loan losses	(66,241,583)	(67,358,639)
Loans, net	4,579,030,734	4,522,667,866

Premises and equipment, net	71,281,505	71,576,016
Equity-method investment	78,626,832	-
Accrued interest receivable	18,262,956	16,988,407
Goodwill	243,442,869	243,529,010
Core deposits and other intangible assets	2,665,659	2,893,072
Other real estate owned	8,441,288	11,186,414
Other assets	183,679,047	176,730,276
Total assets	$6,314,346,368	$6,018,247,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,424,971,154	$1,321,053,083
Interest-bearing	1,065,900,049	1,005,450,690
Savings and money market accounts	1,878,270,087	2,024,957,383
Time	420,168,133	431,143,756
Total deposits	4,789,309,423	4,782,604,912
Securities sold under agreements to repurchase	68,053,123	93,994,730
Federal Home Loan Bank advances	455,443,811	195,476,384
Subordinated debt and other borrowings	135,533,292	96,158,292
Accrued interest payable	632,021	631,682
Other liabilities	41,224,052	46,688,416
Total liabilities	5,490,195,722	5,215,554,416
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
35,864,667 and 35,732,483 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	35,864,667	35,732,483
Additional paid-in capital	563,831,066	561,431,449
Retained earnings	218,909,667	201,371,081
Accumulated other comprehensive income, net of taxes	5,545,246	4,158,368
Total stockholders' equity	824,150,646	802,693,381
Total liabilities and stockholders' equity	$6,314,346,368	$6,018,247,797

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$49,466,706	$43,695,658
Securities:
Taxable	3,444,599	3,720,279
Tax-exempt	1,483,307	1,597,797
Federal funds sold and other	283,978	277,058
Total interest income	54,678,590	49,290,792

Interest expense:
Deposits	2,430,742	2,595,240
Securities sold under agreements to repurchase	30,917	30,515
Federal Home Loan Bank advances and other borrowings	948,552	757,222
Total interest expense	3,410,211	3,382,977
Net interest income	51,268,379	45,907,815
Provision for loan losses	315,091	487,638
Net interest income after provision for loan losses	50,953,288	45,420,177

Noninterest income:
Service charges on deposit accounts	2,912,549	2,790,968
Investment services	2,259,440	2,127,834
Insurance sales commissions	1,512,618	1,384,921
Gain on mortgage loans sold, net	1,941,254	1,234,872
Gain on sale of investment securities, net	6,003	-
Trust fees	1,311,985	1,145,751
Income from equity-method investment	3,201,302	-
Other noninterest income	5,348,151	4,048,017
Total noninterest income	18,493,302	12,732,363

Noninterest expense:
Salaries and employee benefits	23,530,860	21,749,960
Equipment and occupancy	6,046,223	5,709,030
Other real estate expense	395,288	651,152
Marketing and other business development	959,750	908,901
Postage and supplies	649,251	560,614
Amortization of intangibles	227,414	237,675
Other noninterest expense	5,022,236	3,828,528
Total noninterest expense	36,831,022	33,645,860
Income before income taxes	32,615,568	24,506,680
Income tax expense	10,772,857	8,139,557
Net income	$21,842,711	$16,367,123
Per share information:
Basic net income per common share	$0.62	$0.47
Diluted net income per common share	$0.62	$0.47
Weighted average shares outstanding:
Basic	35,041,203	34,602,337
Diluted	35,380,529	34,966,600

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$21,842,711	$16,367,123
Other comprehensive income (loss), net of tax:
Change in fair value of available-for-sale securities, net of tax	1,936,058	4,945,912
Change in fair value of cash flow hedges, net of tax	(552,828)	(1,294,306)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	3,648	-
Total other comprehensive income (loss), net of tax	1,386,878	3,651,606
Total comprehensive income	$23,229,589	$20,018,729

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholders' Equity
	Shares	Amount

Balances, December 31, 2013	35,221,941	$35,221,941	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock
options and related tax benefits	136,482	136,482	1,981,567	-	-	2,118,049
Common dividends paid	-	-	-	(2,824,493)	-	(2,824,493)
Issuance of restricted common shares,
net of forfeitures	260,937	260,937	(260,937)	-	-	-
Restricted shares withheld for taxes	(52,092)	(52,092)	(1,672,312)	-	-	(1,724,404)
Compensation expense for restricted shares	-	-	1,201,111	-	-	1,201,111
Net income	-	-	-	16,367,123	-	16,367,123
Other comprehensive income	-	-	-	-	3,651,606	3,651,606
Balances, March 31, 2014	35,567,268	$35,567,268	$551,461,564	$155,840,829	$(373,008)	$742,496,653

Balances, December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock
options and related tax benefits	65,270	65,270	2,924,061	-	-	2,989,331
Common dividends paid	-	-	-	(4,304,125)		(4,304,125)
Issuance of restricted common shares,
net of forfeitures	121,877	121,877	(121,877)	-	-	-
Restricted shares withheld for taxes	(54,963)	(54,963)	(2,056,229)	-	-	(2,111,192)
Compensation expense for restricted shares	-	-	1,653,662	-	-	1,653,662
Net income	-	-	-	21,842,711	-	21,842,711
Other comprehensive income	-	-	-	-	1,386,878	1,386,878
Balances, March 31, 2015	35,864,667	$35,864,667	$563,831,066	$218,909,667	$5,545,246	$824,150,646

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$21,842,711	$16,367,123
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	1,152,427	957,133
Depreciation and amortization	2,165,601	2,258,990
Provision for loan losses	315,091	487,638
Gain on mortgage loans sold, net	(1,941,254)	(952,222)
Loss on sale of investment securities	(6,003)	-
Stock-based compensation expense	1,653,662	1,201,111
Deferred tax expense (benefit)	1,046,983	(16,406)
(Gains) losses on dispositions of other real estate	(389,731)	143,208
(Gains) losses on equity-method investment	(3,201,302)	-
Excess tax benefit from stock compensation	(1,348,751)	(1,099,570)
Mortgage loans held for sale:
Loans originated	(98,711,742)	(61,458,365)
Loans sold	95,782,000	61,290,000
Increase in other assets	(7,631,523)	699,486
Decrease in other liabilities	(5,480,950)	(6,576,105)
Net cash provided by operating activities	5,247,219	13,302,021

Investing activities:
Activities in securities available-for-sale:
Purchases	(64,826,118)	(57,753,116)
Sales	216,300	-
Maturities, prepayments and calls	29,890,467	23,192,675
Activities in securities held-to-maturity:
Purchases	(1,035,995)	-
Maturities, prepayments and calls	235,000	860,000
Increase in loans, net	(65,558,107)	(40,306,647)
Purchases of software, premises and equipment	(1,222,077)	(604,626)
Increase in equity-method investment	(75,000,000)	-
Increase in other investments	(122,500)	(304,204)
Net cash used in investing activities	(177,423,030)	(74,915,918)

Financing activities:
Net increase in deposits	6,704,511	(32,895,938)
Net decrease in securities sold under agreements to repurchase	(25,941,606)	(2,372,676)
Advances from Federal Home Loan Bank:
Issuances	455,370,280	175,000,000
Payments/maturities	(195,385,928)	(115,016,116)
Decrease in other borrowings	39,375,000	(625,000)
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	878,138	1,247,220
Excess tax benefit from stock compensation	1,348,751	1,099,570
Common stock dividends paid	(4,304,125)	(2,824,493)
Net cash provided by financing activities	278,045,021	23,612,567
Net decrease in cash and cash equivalents	105,869,210	(38,001,330)
Cash and cash equivalents, beginning of period	187,907,510	208,938,737
Cash and cash equivalents, end of period	$293,776,720	$170,937,407

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

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2014 Annual Report previously filed on Form 10-K.

These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and PNFP Statutory Trust IV are affiliates of Pinnacle Financial and are included in these consolidated financial statements pursuant to the equity-method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio, including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
	2015	2014
Cash Transactions:
Interest paid	$3,426,798	$3,447,425
Income taxes paid, net	8,217,500	6,100,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	2,649,708	1,503,511
Loans foreclosed upon and transferred to other real estate owned	-	1,645,100
Loans foreclosed upon and transferred to other repossessed assets	1,738,757	347,800

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

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2015 and 2014:
	Three months ended March 31,
	2015	2014
Basic net income per share calculation:
Numerator - Net income	$21,842,711	$16,367,123

Denominator - Average common shares outstanding	35,041,203	34,602,337
Basic net income per share	$0.62	$0.47

Diluted net income per share calculation:
Numerator – Net income	$21,842,711	$16,367,123

Denominator - Average common shares outstanding	35,041,203	34,602,337
Dilutive shares contingently issuable	339,326	364,263
Average diluted common shares outstanding	35,380,529	34,966,600
Diluted net income per share	$0.62	$0.47

Subsequent Events — ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2015 through the date of the issued financial statements.

CapitalMark Bank & Trust - On April 7, 2015, Pinnacle Bank and Pinnacle Financial entered into a definitive agreement with CapitalMark Bank &Trust (CapitalMark) to acquire CapitalMark via merger. The proposed merger of CapitalMark with and into Pinnacle Bank has been approved by each company's Board of Directors and is expected to close in the third quarter or early in the fourth quarter of 2015, pending regulatory and CapitalMark shareholder approval.

Under the terms of the merger agreement, CapitalMark shareholders will have the option to either convert their outstanding shares of common stock into 0.50 shares of Pinnacle's common stock plus cash in lieu of any fractional shares, a cash payment per CapitalMark share equal to the product of 0.50 multiplied by the average trading price for Pinnacle Financial's common stock on the Nasdaq Global Select Market for a 10-day period prior to the closing of the transaction or into a combination of 0.50 shares of Pinnacle Financial's common stock and the cash consideration at a ratio of 90 percent stock and 10 percent cash, provided that 90 percent of the outstanding shares of CapitalMark common stock will be converted into shares of Pinnacle Financial's common stock. Additionally, CapitalMark's outstanding stock options will be converted into approximately 860,000 Pinnacle Financial options and will be fully vested upon consummation of the merger pursuant to CapitalMark's stock option plan. At closing, CapitalMark shareholders will beneficially own approximately 9.7 percent of Pinnacle's outstanding shares of common stock.

The transaction is currently valued at $187.0 million based on Pinnacle Financial's closing price on April 7, 2015, and is comprised of stock consideration of approximately 3.3 million shares of Pinnacle Financial common stock and $16.4 million in cash. Additionally, Pinnacle Financial and Pinnacle Bank plan to redeem at closing the $18.2 million in preferred stock issued by CapitalMark in connection with its participation in the U.S. Treasury's Small Business Lending Fund program.

Magna Bank - On April 28, 2015, Pinnacle Financial and Pinnacle Bank entered into a definitive agreement with Magna Bank (Magna) to acquire Magna via merger. The proposed merger of Magna with and into Pinnacle Bank has been approved by each company's Board of Directors and is expected to close in the third quarter or early in the fourth quarter of 2015, pending regulatory and Magna shareholder approval.

Under the terms of the merger agreement, Magna shareholders will have the right to elect to convert their outstanding shares of common stock into 0.3369 shares of Pinnacle Financial's common stock plus cash in lieu of any fractional shares, a cash payment equal to $14.32 per Magna share, or into a combination of 0.3369 shares of Pinnacle's common stock and $14.32 in cash at a ratio of 75 percent stock and 25 percent cash, provided that 75 percent of the outstanding shares of Magna's common stock will be converted into shares of Pinnacle Financial's common stock. Magna's 328,350 stock options will be fully vested upon consummation of the merger pursuant to Magna's stock option plan. At closing, Magna's outstanding unexercised stock options will be settled in cash for the difference between the option's exercise price and $14.32. At the closing, Magna shareholders will beneficially own approximately 3.3 percent of Pinnacle Financial's outstanding common stock, assuming all of Magna's options are cashed out and the CapitalMark Merger has been consummated.

The transaction is currently valued at $83.4 million based on Pinnacle Financial's closing price on April 28, 2015, based on the issuance of approximately 1.325 million shares of Pinnacle Financial's common stock and $20.7 million in cash, in each case assuming none of Magna's options are exercised prior to closing. Additionally, Pinnacle Financial and Pinnacle Bank plan to redeem at closing the $18.35 million in Series C preferred stock issued by Magna in connection with its participation in the U.S. Treasury's Small Business Lending Fund program.

Note 2. Acquisition and Intangibles

Acquisition - Bankers Healthcare Group, LLC. On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million. Pinnacle Bank accounts for this investment pursuant to the equity-method of accounting and, as such, has recorded its investment in BHG net of identified intangible assets. Earnings on this investment are recorded net of intangible amortization expense as a component of noninterest income. For the first quarter of 2015, Pinnacle Bank recorded earnings of $3.2 million, net of approximately $400,000 in intangible amortization expense in income from equity-method investment.

In connection with this acquisition, Pinnacle Bank borrowed $40 million from an unaffiliated bank pursuant to a loan agreement which requires Pinnacle Financial and Pinnacle Bank to maintain certain financial covenants including minimum capital ratios, liquidity requirements and other non-financial covenants. The loan has a 5-year maturity and bears interest at approximately 2.95% per annum currently.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	120,106	30	1,577	118,559
Mortgage-backed agency securities	458,901	11,147	1,686	468,362
State and municipal securities	126,041	8,046	152	133,935
Asset-backed securities	12,340	15	16	12,339
Corporate notes and other	34,857	1,022	56	35,823
	$752,245	$20,260	$3,487	$769,018
Securities held-to-maturity:
State and municipal securities	$39,276	$219	$87	$39,408
	$39,276	$219	$87	$39,408

December 31, 2014:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	117,098	12	3,654	113,456
Mortgage-backed agency securities	447,757	10,322	2,240	455,839
State and municipal securities	130,545	8,213	180	138,578
Asset-backed securities	13,089	14	85	13,018
Corporate notes and other	10,196	969	2	11,163
	$718,685	$19,530	6,161	$732,054
Securities held-to-maturity:
State and municipal securities	$38,676	$205	$92	$38,789
	$38,676	$205	$92	$38,789

At March 31, 2015, approximately $647.2 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of March 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2015:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,508	$7,545	$1,694	$1,697
Due in one year to five years	31,685	33,245	11,650	11,691
Due in five years to ten years	151,166	156,389	15,879	15,935
Due after ten years	90,645	91,138	10,053	10,085
Mortgage-backed securities	458,901	468,362	-	-
Asset-backed securities	12,340	12,339	-	-
	$752,245	$769,018	$39,276	$39,408

At March 31, 2015 and December 31, 2014, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2015:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	39,419	570	66,858	1,007	106,277	1,577
Mortgage-backed securities	69,138	639	97,969	1,047	167,107	1,686
State and municipal securities	12,251	63	6,293	176	18,544	239
Asset-backed securities	-	-	8,988	16	8,988	16
Corporate notes	16,599	55	152	1	16,751	56
Total temporarily-impaired securities	$137,407	$1,327	$180,260	$2,247	$317,667	$3,574

At December 31, 2014:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	3,593	10	103,658	3,644	107,251	3,654
Mortgage-backed securities	91,410	405	102,892	1,835	194,302	2,240
State and municipal securities	3,561	15	16,502	257	20,063	272
Asset-backed securities	-	-	9,289	85	9,289	85
Corporate notes	950	1	154	1	1,104	2
Total temporarily-impaired securities	$99,514	$431	$232,495	$5,822	$332,009	$6,253

The applicable dates for determining when securities are in an unrealized loss position are March 31, 2015 and December 31, 2014. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the twelve-month periods ended March 31, 2015 and December 31, 2014, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2015, Pinnacle Financial had approximately $3.6 million in unrealized losses on $317.7 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2015, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

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

The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. Additionally, there is a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and or recovery changes.

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

·
Commercial real-estate mortgage loans. Commercial real-estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real-estate mortgage also includes owner occupied commercial real estate which shares a similar risk profile to our commercial and industrial products.

·	Consumer real-estate mortgage loans. Consumer real-estate mortgage consists primarily of loans secured by 1-4 residential properties including home equity lines of credit.
·
Construction and land development loans. Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

·	Commercial and industrial loans. Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.
·
Consumer and other loans. Consumer and other loans include all loans issued to individuals not included in the consumer real-estate mortgage classification. Examples of consumer and other loans are automobile loans, credit cards and loans to finance education, among others.

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2015, approximately 73% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of March 31, 2015 and December 31, 2014 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
March 31, 2015
Accruing loans
Pass	$1,521,269	$702,047	$308,778	$1,711,829	$224,165	$4,468,088
Special Mention	12,659	2,213	6,386	38,997	-	60,255
Substandard (1)	20,929	11,279	5,230	53,850	-	91,288
Total	1,554,857	715,539	320,394	1,804,676	224,165	4,619,631
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	5,826	4,483	3,636	1,963	1,007	16,915
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	5,826	4,483	3,636	1,963	1,007	16,915
Troubled debt restructurings(2)
Pass	-	419	432	563	30	1,444
Special Mention	-	447	-	-	200	647
Substandard	-	3,019	-	3,616	-	6,635
Total troubled debt restructurings	-	3,885	432	4,179	230	8,726
Total impaired loans	5,826	8,368	4,068	6,142	1,237	25,641
Total loans	$1,560,683	$723,907	$324,462	$1,810,818	$225,402	$4,645,272
(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $91.3 million at March 31, 2015, compared to $83.0 million at December 31, 2014.

(2)	Troubled debt restructurings are presented as impaired loans; however, they continue to accrue interest at modified contractual rates.

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2014
Accruing loans
Pass	$1,510,718	$697,607	$295,645	$1,704,910	$216,155	$4,425,035
Special Mention	7,353	2,536	15,215	31,733	-	56,837
Substandard (1)	21,707	12,631	5,997	42,704	-	83,039
Total	1,539,778	712,774	316,857	1,779,347	216,155	4,564,911
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	4,313	4,458	5,173	1,609	1,152	16,705
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	4,313	4,458	5,173	1,609	1,152	16,705
Troubled debt restructurings(2)
Pass	-	62	436	575	75	1,148
Special Mention	-	811	-	-	201	1,012
Substandard	-	3,053	-	3,198	-	6,251
Total troubled debt restructurings	-	3,926	436	3,773	276	8,411
Total impaired loans	4,313	8,384	5,609	5,382	1,428	25,116
Total loans	$1,544,091	$721,158	$322,466	$1,784,729	$217,583	$4,590,027
(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $91.3 million at March 31, 2015, compared to $83.0 million at December 31, 2014.

(2)	Troubled debt restructurings are presented as impaired loans; however, they continue to accrue interest at contractual rates.

At March 31, 2015 and December 31, 2014, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $16.9 million and $16.7 million at March 31, 2015 and December 31, 2014, respectively, and are included in the tables above.  For both the three months ended March 31, 2015 and the twelve months ended December 31, 2014, the average balance of nonaccrual loans was $17.5 million.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $84,000 in interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2015 and $256,000 interest income from cash payments received on nonaccrual loans during the year ended December 31, 2014. Had these remaining nonaccrual loans been on accruing status, interest income would have been higher by $333,000 for the three months ended March 31, 2015 and by $283,000 for the three months ended March 31, 2014. A nonaccrual loan may be returned to accruing status once the loan has been brought current as to the principal and interest and collection is reasonably assured or the loan has been "well-secured" through other techniques.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at March 31, 2015 and December 31, 2014 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):
	At March 31, 2015			For the three months ended March 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$3,997	$4,630	$-	$4,419	$-
Consumer real estate – mortgage	1,438	1,594	-	1,453	-
Construction and land development	3,335	3,335	-	3,335	84
Commercial and industrial	1,279	1,564	-	1,295	-
Consumer and other	-	-	-	-	-
Total	$10,049	$11,123	$-	$10,502	$84

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,829	$2,066	$99	$1,843	$-
Consumer real estate – mortgage	3,045	3,302	656	3,071	-
Construction and land development	301	393	65	302	-
Commercial and industrial	684	696	147	688	-
Consumer and other	1,007	1,079	217	1,042	-
Total	$6,866	$7,536	$1,184	$6,946	$-
Total nonaccrual loans	$16,915	$18,659	$1,184	$17,448	$84

	At December 31, 2014			For the year ended December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,422	$2,641	$-	$2,624	$-
Consumer real estate – mortgage	1,472	1,901	-	1,552	-
Construction and land development	4,810	4,810	-	5,016	256
Commercial and industrial	1,325	1,804	-	1,561	-
Consumer and other	-	-	-	-	-
Total	$10,029	$11,156	$-	$10,753	$256

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,891	$2,107	$108	$1,958	$-
Consumer real estate – mortgage	2,986	3,205	654	3,080	-
Construction and land development	363	406	79	384	-
Commercial and industrial	284	294	62	316	-
Consumer and other	1,152	1,184	252	972	-
Total	$6,676	$7,196	$1,155	$6,710	$-
Total nonaccrual loans	$16,705	$18,352	$1,155	$17,463	$256
(1)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

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

At March 31, 2015 and December 31, 2014, there were $8.7 million and $8.4 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three months ended March 31, 2015 and 2014 (dollars in thousands):

March 31, 2015	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	1	434	337
Consumer and other	-	-	-
	1	$434	$337

March 31, 2014
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	6	2,584	565
Consumer and other	-	-	-
	6	$2,584	$565

During the three months ended March 31, 2015 and 2014, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

The table below presents past due balances at March 31, 2015 and December 31, 2014, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

March 31, 2015	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$3,187	$1,568	$4,755	$3,855	$758,682	$767,292
All other	133	-	133	1,971	791,287	793,391
Consumer real estate – mortgage	1,163	-	1,163	4,483	718,261	723,907
Construction and land development	59	-	59	3,636	320,767	324,462
Commercial and industrial	1,005	12	1,017	1,963	1,807,838	1,810,818
Consumer and other	8,588	29	8,617	1,007	215,778	225,402
	$14,135	$1,609	$15,744	$16,915	$4,612,613	$4,645,272

December 31, 2014	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$4,313	$760,207	$764,520
All other	2,232	-	2,232	-	777,339	779,571
Consumer real estate – mortgage	2,391	146	2,537	4,458	714,163	721,158
Construction and land development	421	-	421	5,173	316,872	322,466
Commercial and industrial	3,431	5	3,436	1,609	1,779,684	1,784,729
Consumer and other	9,532	172	9,704	1,152	206,727	217,583
	$18,007	$323	$18,330	$16,705	$4,554,992	$4,590,027
(1)	Approximately $13.9 million and $10.2 million of nonaccrual loans as of March 31, 2015 and December 31, 2014, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at March 31, 2015 and December 31, 2014 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Commercial real estate –mortgage	$19,544	$22,094	$99	$108	$-	$-	$19,643	$22,202
Consumer real estate – mortgage	3,155	3,963	656	654	547	807	4,358	5,424
Construction and land development	5,299	5,555	65	79	30	90	5,394	5,724
Commercial and industrial	30,267	28,329	147	62	1,080	776	31,494	29,167
Consumer and other	1,424	1,261	217	252	45	57	1,686	1,570
Unallocated	-	-	-	-	-	-	3,667	3,272
	$59,689	$61,202	$1,184	$1,155	$1,702	$1,730	$66,242	$67,359
(1)
Troubled debt restructurings of $8.7 million and $8.4 million as of March 31, 2015 and December 31, 2014, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

     The following table details the changes in the allowance for loan losses from December 31, 2013 to December 31, 2014 to March 31, 2015 by loan classification and the allocation of the allowance for loan losses (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(875)	(1,621)	(301)	(3,095)	(1,811)	-	(7,703)
Recovery of previously charged-off loans	538	671	277	1,484	487	-	3,457
Provision for loan losses	1,167	(1,981)	(1,487)	5,644	1,262	(970)	3,635
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359

Collectively evaluated for impairment	$22,094	$3,963	$5,555	$28,329	$1,261		$61,202
Individually evaluated for impairment	108	1,461	169	838	309		2,885
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570		$67,359

Loans:
Collectively evaluated for impairment	$1,539,778	$712,774	$316,857	$1,779,347	$216,155		$4,564,911
Individually evaluated for impairment	4,313	8,384	5,609	5,382	1,428		25,116
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$1,544,091	$721,158	$322,466	$1,784,729	$217,583		$4,590,027

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(350)	(134)	(126)	(430)	(1,610)	-	(2,650)
Recovery of previously charged-off loans	6	74	567	92	479	-	1,218
Provision for loan losses	(2,122)	(963)	(752)	2,491	2,447	(786)	315
Balance at March 31, 2015	$19,736	$4,401	$5,413	$31,320	$2,886	$2,486	$66,242

Collectively evaluated for impairment	$19,637	$3,198	$5,318	$30,093	$2,624		$59,689
Individually evaluated for impairment	99	1,203	95	1,227	262		2,886
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at March 31, 2015	$19,736	$4,401	$5,413	$31,320	$2,886		$66,242

Loans:
Collectively evaluated for impairment	$1,554,857	$715,539	$320,394	$1,804,676	$224,165		$4,619,631
Individually evaluated for impairment	5,826	8,368	4,068	6,142	1,237		25,641
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at March 31, 2015	$1,560,683	$723,907	$324,462	$1,810,818	$225,402		$4,645,272

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter using a migration analysis compiled using loss data over the previous 24 quarters, which began in the first quarter of 2009. The migration analysis utilized in the second quarter of 2015 allowance for loan losses will include our historical loss experience for the time period from the second quarter of 2009 through the first quarter of 2015. More recent quarters in the period are more heavily weighted than the earliest quarters.  The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2015 with the comparative exposures for December 31, 2014 (in thousands):

	At March 31, 2015:
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2014

Lessors of nonresidential buildings	$518,962	$69,708	$588,670	$572,620
Lessors of residential buildings	297,283	52,613	349,896	335,399

At March 31, 2015, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $6.6 million to current directors, executive officers, and their related entities, of which $3.5 million had been drawn upon. At December 31, 2014, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $6.4 million to directors, executive officers, and their related entities, of which approximately $2.9 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pinnacle Bank and did not involve more than the normal risk of collectability or present other unfavorable features. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2015 or December 31, 2014.

Residential Lending

At March 31, 2015, Pinnacle Financial had approximately $18.9 million of mortgage loans held-for-sale compared to approximately $14.0 million at December 31, 2014. Total loan volumes sold during the three months ended March 31, 2015 were approximately $95.8 million compared to approximately $61.3 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, Pinnacle Financial recognized $1.9 million in gains on the sale of these loans, net of commissions paid, compared to $1.2 million during the three months ended March 31, 2014.

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

      A reconciliation of the beginning and ending unrecognized tax benefit related to State uncertain tax positions is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Balance at January 1,	$391	$-
Increases due to tax positions taken during the current year	-
Increases due to tax positions taken during a prior year	-	-
Decreases due to the lapse of the statute of limitations during the current year	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-
Balance at March 31,	$391	$-

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amounts of interest and penalties recorded in the income statement for the three months ended March 31, 2015 was $9,600. No interest and penalties were recorded for the three months ended March 31, 2014.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2015 was 33.0% compared to 33.2% for the three months ended March 31, 2014.  The effective tax rate differs from the Federal and State income tax statutory rate of 39.23% primarily attributable to our investments in bank qualified municipal securities, investments in low-rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance, offset in part by meals and entertainment, a portion of which is non-deductible.

Note 6.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At March 31, 2015, these commitments amounted to $1.4 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At March 31, 2015, these commitments amounted to $68.0 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At March 31, 2015, and December 31, 2014, Pinnacle Financial had accrued $1.4 million for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at March 31, 2015 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of March 31, 2015, Pinnacle Financial has one equity incentive plan, the 2014 Equity Incentive Plan (the "2014 Plan").

Total shares available for issuance under the 2014 Plan were approximately 1.2 million shares as of March 31, 2015, inclusive of shares returned to plan reserves during the three months ended March 31, 2015. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan.

Common Stock Options and Stock Appreciation Rights

As of March 31, 2015, there were approximately 629,707 stock options and 3,200 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the three months ended March 31, 2015 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2014	698,488	$26.89	1.90	$9,071	(1)
Granted	-
Exercised	(65,065)
Stock appreciation rights exercised(3)	(511)
Forfeited	(5)
Outstanding at March 31, 2014	632,907	$26.94	1.75	$11,134	(2)
Options exercisable at March 31, 2014	632,907	$26.94	1.75	$11,134	(2)
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $39.54 per common share at December 31, 2014 for the 698,488 options and stock appreciation rights that were in-the-money at December 31, 2014.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $44.46 per common share at March 31, 2015 for the 632,907 options and stock appreciation rights that were in-the-money at March 31, 2015.

(3)	511 SARS were converted into 205 common shares upon exercise.
Compensation costs related to unvested stock options granted under Pinnacle Financial's equity incentive plan had been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

Additionally, the 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of March 31, 2015 under this plan.

A summary of activity for unvested restricted share awards for the three months ended March 31, 2015 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2014	849,198	$24.26
Shares awarded	84,859	30.91
Conversion of restricted share units to restricted share awards	43,711	34.50
Restrictions lapsed and shares released to associates/directors	(201,018)	23.31
Shares forfeited(1)	(6,693)	24.48
Unvested at March 31, 2015	770,057	$23.86
(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2015:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards(2)
2015	Associates	5	74,904	-	791	74,113
Performance Based Awards(3)
2015	Leadership team	5	43,711	-	-	43,711
Outside Director Awards(4)
2015	Outside directors	1	9,955	-	-	9,955

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

(5)
These shares represent forfeitures resulting from recipients for when employment terminated during the year-to-date period ended March 31, 2015. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total grant date fair value.  Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three months ended March 31, 2015, Pinnacle Financial recognized approximately $1.7 million in compensation costs attributable to restricted share awards, compared to $1.2 million for the three months ended March 31, 2014.

Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and other members of the Leadership Team in the first quarter of 2015. The senior executive officers' restricted share unit award included a range from 58,200 units at the target compensation level to 101,850 units at the maximum compensation level.  These restricted share units will convert to a number of restricted share awards based on the achievement of certain performance metrics.  The Leadership Team restricted share unit award of 28,378 units was granted at a target level of performance.  For both senior executive officers and the Leadership Team, approximately one-third of these awards are eligible for conversion to restricted share awards based on the achievement of certain predetermined performance goals for each of the fiscal years ended December 31, 2015, 2016 and 2017, respectively.  The performance metrics for each of the impacted fiscal years were established concurrently with the restricted share unit grants in January 2015 by the Human Resources and Compensation Committee of Pinnacle Financial's board of directors (HRCC). The awards include a one-year performance period and an additional service period of one-year following the performance period for a combined two-year service period per traunche. At the end of each respective two-year service period, the restricted share units convert to restricted share awards which are then subject to a post-vest holding period to extend the term of each traunche of the award to five years from the date of grant. During the post-vest holding period, the shares will not be released to the recipient and cannot be transacted upon, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2019 provided Pinnacle Bank achieves a certain soundness threshold as of December 31, 2019.  These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award.  Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly.  For the three months ended March 31, 2015, Pinnacle Financial recognized expense associated with the first traunche of this award totaling $105,000. The expense is being accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the Leadership Team.

Note 8.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the three months ended March 31, 2015, Pinnacle Bank paid $7.5 million in dividends to Pinnacle Financial.  As of March 31, 2015, Pinnacle Bank could pay approximately $103.8 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and increased this quarterly dividend to $0.12 beginning in the first quarter of 2015. Thus far, Pinnacle Financial has declared seven subsequent dividend payments.  The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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
(iii) a total risk-based capital ratio of 8% (unchanged from prior rules); and
(iv) a Tier 1 leverage ratio of 4% for all institutions.

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

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. As a result, Pinnacle Financial's Trust Preferred Securities continue to qualify as Tier 1 capital. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial has opted out of this requirement.

Management believes, as of March 31, 2015, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31,2015

Total capital to risk weighted assets:
Pinnacle Financial	$674,270	12.1%	$447,311	8.0%	$559,139	10.0%
Pinnacle Bank	$628,978	11.3%	$446,242	8.0%	$557,802	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$606,657	10.9%	$335,483	6.0%	$447,311	8.0%
Pinnacle Bank	$561,365	10.1%	$334,681	6.0%	$446,242	8.0%
Common equity Tier I capital to risk weighted assets:
Pinnacle Financial	$526,557	9.4%	$251,612	4.5%	$363,440	6.5%
Pinnacle Bank	$561,265	10.1%	$251,011	4.5%	$362,571	6.5%
Tier I capital to average assets (*):
Pinnacle Financial	$606,657	10.4%	$232,438	4.0%	NA	NA
Pinnacle Bank	$561,365	9.7%	$230,969	4.0%	$288,712	5.0%

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of March 31, 2015 and December 31, 2014 is included in the following table (in thousands):

	March 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$266,762	$15,340	$251,321	$13,030
Pay variable / receive fixed swaps	266,762	(15,812)	251,321	(13,435)
Total	$533,524	$(472)	$502,642	$(405)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The initial hedge relationships were entered into during the second quarter of 2013. During the third quarter of 2014, Pinnacle Financial terminated three individual contracts of the initial hedge relationships based on changes in internal forecasts for future interest rates. As a result of terminating these contracts, Pinnacle Financial will incur a gain of $64,000 over the original terms of these agreements which were scheduled to begin in April 2015. Pinnacle Financial entered into additional forward cash flow hedge relationships for interest rate risk management purposes given the aforementioned changes in forecasted interest rates. The terms of the individual contracts within the relationship are as follows (in thousands):

					March 31, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016- April 2020	(621)	(377)	(96)	(58)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016- April 2022	(1,269)	(771)	(531)	(323)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016- Oct. 2020	(742)	(451)	(210)	(128)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017- Oct. 2021	(980)	(596)	(517)	(314)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018- July 2022	(1,049)	(637)	(590)	(359)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(1,048)	(637)	(602)	(366)
	$200,000				(5,709)	(3,469)	(2,546)	(1,548)

(1)	No cash will be exchanged prior to the beginning of the term.

Pinnacle Financial has four interest rate swap agreements designated as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The terms of the respective swaps range from seven to ten years and started on July 1, 2014. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. Pinnacle Financial believes that the credit risk inherent in the contract is not significant.

					March 31, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	1,593	968	941	572
Interest Rate Swap	27,500	2.270%	1 month LIBOR	July 2014 - July 2022	832	506	409	249
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	1,180	717	651	396
Interest Rate Swap	27,500	2.500%	1 month LIBOR	July 2014 - July 2024	1,607	977	956	581
	$110,000				5,212	3,168	2,957	1,798

(1)	No cash will be exchanged prior to the beginning of the term.

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

Other investments – Included in other investments are certain investments recorded at fair value primarily in certain nonpublic private equity funds.  The valuation of nonpublic private equity investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market values are not readily available.

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

    The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

March 31, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	118,559	-	118,559	-
Mortgage-backed securities	468,362	-	468,362	-
State and municipal securities	133,935	-	133,935	-
Agency-backed securities	12,339	-	12,339	-
Corporate notes and other	35,823	-	35,823	-
Total investment securities available-for-sale	$769,018	$-	$769,018	$-
Other investments	7,750	-	-	7,750
Other assets	16,324	-	16,324	-
Total assets at fair value	$793,092	$-	$785,342	$7,750

Other liabilities	$16,077	$-	$16,077	$-
Total liabilities at fair value	$16,077	$-	$16,077	$-

December 31, 2014
Investment securities available-for-sale:
U.S. government agency securities	$113,456	$-	$113,456	$-
Mortgage-backed securities	455,839	-	455,839	-
State and municipal securities	138,578	-	138,578	-
Agency-backed securities	13,018	-	13,018	-
Corporate notes and other	11,164	-	11,164	-
Total investment securities available-for-sale	732,055	-	732,055	-
Other investments	8,004	-	-	8,004
Other assets	15,987	-	15,987	-
Total assets at fair value	$756,046	$-	$748,042	$8,004

Other liabilities	$15,981	$-	$15,981	$-
Total liabilities at fair value	$15,981	$-	$15,981	$-

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$8,441	$-	$-	$8,441	$(523)
Nonaccrual loans, net (1)	15,731	-	-	15,731	-
Total	$24,172	$-	$-	$24,172	$(523)

December 31, 2014
Other real estate owned	$11,186	$-	$-	$11,186	$(509)
Nonaccrual loans, net (1)	15,551	-	-	15,551	(1,032)
Total	$26,737	$-	$-	$26,737	$(1,541)
(1)	Amount is net of a valuation allowance of $1.2 million at March 31, 2015 and December 31, 2014 as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2015, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2015 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended March 31,
	2015		2014
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$8,004	$-	$6,701	$-
Total realized gains (losses) included in income	95	-	130	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	-	-	-	-
Purchases	121	-	306	-
Issuances	-	-	-	-
Settlements	(470)	-	-	-
Transfers out of Level 3	-	-	-	-
Fair value, March 31	$7,750	$-	$7,137	$-
The amount of (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$95	$-	$130	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).
(dollars in thousands) March 31, 2015	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$39,276	$39,408	$-	$39,408	$-
Loans, net	4,579,031	4,460,738	-	-	4,460,738
Mortgage loans held-for-sale	18,910	18,910	-	18,910	-
Loans held-for-sale	7,935	7,935	-	7,935	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,857,363	4,572,115	-	-	4,572,115
Federal Home Loan Bank advances	455,444	454,767	-	-	454,767
Subordinated debt and other borrowings	135,533	119,115	-	-	119,115

Off-balance sheet instruments:
Commitments to extend credit (2)	1,339,618	1,084	-	-	1,084
Standby letters of credit (3)	69,851	287	-	-	287

December 31, 2014
Financial assets:
Securities held-to-maturity	$38,676	$38,789	$-	$38,789	$-
Loans, net	4,522,668	4,406,581	-	-	4,406,581
Mortgage loans held for sale	14,039	14,322	-	14,322	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,876,600	4,603,915	-	-	4,603,915
Federal Home Loan Bank advances	195,476	195,450	-	-	195,450
Subordinated debt and other borrowings	96,158	77,433	-	-	77,433

Off-balance sheet instruments:
Commitments to extend credit (2)	1,390,593	1,078	-	-	1,078
Standby letters of credit (3)	65,955	293	-	-	293

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at both March 31, 2015 and December 31, 2014, Pinnacle Financial included in other liabilities $1.1 million representing the inherent risks associated with these off-balance sheet commitments.

(3)
At March 31, 2015 and December 31, 2014, the fair value of Pinnacle Financial's standby letters of credit was $287,000 and $293,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2015 and December 31, 2014 and our results of operations for the three months ended March 31, 2015 and 2014.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three months ended March 31, 2015 was $0.62 compared to $0.47 for the same period in 2014.  At March 31, 2015, loans had increased to $4.645 billion, as compared to $4.590 billion at December 31, 2014, and total deposits increased to $4.789 billion at March 31, 2015 from $4.783 billion at December 31, 2014.

Results of Operations.  Our net interest income increased $5.4 million to $51.3 million for the first quarter of 2015 compared to $45.9 million for the first quarter of 2014. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2015 was 3.78% compared to 3.76% for the same period in 2014.
Our provision for loan losses was $315,000 for the three months ended March 31, 2015 compared to $488,000 for the same period in 2014. Our provision expense correlates with the growth in our net loans offset by an overall reduction in the amount of our allowance for loan losses as a result of credit quality improvement in our loan portfolio. Net charge-offs were $1.4 million for the three months ended March 31, 2015, compared to $934,000 in the prior year. Our allowance for loan losses as a percentage of total loans decreased from 1.47% at December 31, 2014 to 1.43% at March 31, 2015, as a result of improving credit quality within our loan portfolio
Noninterest income increased by $5.8 million during the three months ended March 31, 2015, compared to the same period in the prior year. Income from equity-method investment was $3.2 million during the three months ended March 31, 2015, due to our 30% equity-method investment in Bankers Healthcare Group LLC (BHG). Service charges on deposit accounts increased for the three months ended March 31, 2015 as compared to the same period in 2014 consistent with the growth in demand deposits, specifically commercial operating accounts. We experienced increases for the three month period ended March 31, 2015, in each of our wealth management lines of business (trust, insurance agency and investment services) as compared to the same period in 2014. Additionally, we saw an increase in income related to gains on residential mortgage loans sold for the three months ended March 31, 2015 compared to the same period in 2014 largely due to the mandatory delivery process that we began in the latter part of the  first quarter of 2014. Other noninterest income includes miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange), interest rate swap fee transactions for commercial borrowers, and gains from the sale of commercial loans that occur from time to time.
Noninterest expense increased by $3.2 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2015. Costs associated with the disposal and maintenance of other real estate owned decreased by $256,000 for the three months ended March 31, 2015, when compared to the same period in 2014. The reduction in OREO expense is also the result of the normalization of property valuations as well as a reduction of OREO inflows and in the overall amount of other real estate owned.
During the three months ended March 31, 2015, Pinnacle Financial recorded income tax expense of $10.8 million.  Pinnacle Financial's effective tax rate for the three months ended March 31, 2015 and 2014 of 33.0% and 33.2%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, and bank-owned life insurance offset in part by a limitation related to deductibility of meals and entertainment expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.8% for the three months ended March 31, 2015, compared to 57.4% for the same period in 2014. Net income for the three months ended March 31, 2015 was $21.8 million compared to $16.4 million for the same period in 2014.

Financial Condition.  Net loans increased $56.3 million, or 1.2%, during the three months ended March 31, 2015. Total deposits were $4.789 billion at March 31, 2015, compared to $4.783 billion at December 31, 2014, an increase of $6.7 million. At March 31, 2015, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.
From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2015, we had approximately $39.5 million of cash at the holding company, substantially all of which could be used to support our bank. Although we do not anticipate our bank needing any additional capital from us currently, we believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2015 - 2014
	March 31,		Percent
	2015	2014	Increase (Decrease)
Interest income	$54,679	$49,291	10.9%
Interest expense	3,410	3,383	0.08%
Net interest income	51,269	45,908	11.7%
Provision for loan losses	315	488	(35.4%)
Net interest income after provision for loan losses	50,954	45,420	12.2%
Noninterest income	18,493	12,732	45.3%
Noninterest expense	36,831	33,646	9.5%
Net income before income taxes	32,616	24,506	33.1%
Income tax expense	10,773	8,139	32.4%
Net income	$21,843	$16,367	33.5%

Basic net income per share	$0.62	$0.47	31.9%

Diluted net income per share	$0.62	$0.47	31.9%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $51.3 million for the three months ended March 31, 2015, an increase of $5.4 million, from the levels recorded in the same period of 2014. We were able to increase net interest income during the three months ended March 31, 2015 compared to the same period in 2014 due primarily to our focus on growing our loan portfolio while reducing our funding costs. Average loans for the three months ended March 31, 2015 were 12.0% greater than average balances for the same period in 2014.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31, 2015			Three months ended March 31, 2014
Interest-earning assets:
Loans (1)	$4,624,952	$49,467	4.35%	$4,130,289	$43,696	4.30%
Securities:
Taxable	625,883	3,445	2.23%	573,330	3,720	2.63%
Tax-exempt (2)	162,667	1,483	4.94%	175,209	1,598	4.94%
Federal funds sold and other	168,006	284	0.81%	144,864	277	0.92%
Total interest-earning assets	5,581,508	$54,679	4.02%	5,023,692	$49,291	4.04%
Nonearning assets
Intangible assets	246,314			247,360
Other nonearning assets	274,701			242,979
Total assets	$6,102,523			$5,514,031

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,029,707	$473	0.19%	$921,034	$429	0.19%
Savings and money market	1,996,016	1,410	0.29%	1,951,787	1,427	0.30%
Time	423,618	548	0.52%	507,929	739	0.59%
Total interest-bearing deposits	3,449,341	2,431	0.29%	3,380,750	2,595	0.31%
Securities sold under agreements to repurchase	66,505	31	0.19%	62,500	31	0.20%
Federal Home Loan Bank advances	290,016	220	0.31%	83,787	123	0.59%
Subordinated debt and other borrowings	121,033	728	2.44%	98,651	634	2.61%
Total interest-bearing liabilities	3,926,895	3,410	0.35%	3,625,688	3,383	0.38%
Noninterest-bearing deposits	1,342,603	-	-	1,128,743	-	-
Total deposits and interest-bearing liabilities	5,269,498	$3,410	0.26%	4,754,431	$3,383	0.29%
Other liabilities	17,319			18,857
Stockholders' equity	815,706			740,743
Total liabilities and stockholders' equity	$6,102,523			$5,514,031
Net interest income		$51,269			$45,908
Net interest spread (3)			3.67%			3.66%
Net interest margin (4)			3.78%			3.76%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of noninterest bearing demand deposits.  Had the impact of noninterest bearing demand deposits been included, the net interest spread for the three months ended March 31, 2015 would have been 3.76% compared to a net interest spread of 3.75% for the three months ended March 31, 2014.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2015 and 2014, our net interest margin was 3.78% and 3.76%, respectively. The improvement in the net interest margin was primarily attributable to continued lower funding costs. We also entered into a cash flow hedge during the second quarter of 2014 in which we swapped interest rates on $110 million of our loan portfolio. For the quarter ended March 31, 2015, we received a weighted average interest rate of 2.33% and paid the 1-month LIBOR rate of 0.17% on this portion of the loan portfolio, pursuant to the terms of our agreement with the swap counterparty. This resulted in an approximate contribution of $586,000 to our net interest margin during the first quarter of 2015. The increase in our net interest income for the three months ended March 31, 2015, as compared to the same period in 2014 was primarily the result of an increase in loan volumes.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. We believe margin expansion will be challenging due to continued pressure on earning asset yields during this current period of low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters, and we anticipate that this challenging competitive environment will continue throughout the remainder of 2015.

We continue to believe our net interest income should increase throughout the remainder of 2015 compared to 2014 due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets primarily by growing our core deposits, with limited wholesale funding to fund the shortfall, if any.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.47% at December 31, 2014 to 1.43% at March 31, 2015.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2015. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $315,000 and $488,000 for the three months ended March 31, 2015 and 2014. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. We believe that the level of our allowance for loan losses as a percentage of our loan portfolio will continue to decrease consistent with overall improvement in the credit quality of our portfolio.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts, income from equity-method investment and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, the origination of mortgage loans and gains and losses on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is a summary of our noninterest income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended
	March 31, 2015		Percent
	2015	2014	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$2,913	$2,791	4.4%
Investment services	2,259	2,128	6.2%
Insurance sales commissions	1,513	1,385	9.2%
Gains on mortgage loans sold, net	1,941	1,235	57.2%
Gain on sale of investment securities, net	6	-	100.0%
Trust fees	1,312	1,146	14.5%
Income from equity-method investment	3,201	-	100.0%
Other noninterest income:
Interchange and other consumer fees	3,799	2,951	28.7%
Bank-owned life insurance	600	615	(2.4%)
Loan swap fees	482	25	NM
Other noninterest income	467	456	2.4%
Total other noninterest income	5,348	4,047	32.2%
Total noninterest income	$18,493	$12,732	45.2%

The increase in service charges on deposit accounts in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2015, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $132,000 as compared to the three months ended March 31, 2014. At March 31, 2015, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.7 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.6 billion at March 31, 2014. Revenues from the sale of insurance products by our insurance subsidiary were approximately $1.5 million and $1.4 million for both the three months ended March 31, 2015 and 2014. Included in insurance revenues for the three months ended March 31, 2015 was $372,000 of contingent income received based on 2014 sales production compared to $243,000 recorded in the same prior year period. Additionally, at March 31, 2015, our trust department was receiving fees on approximately $783.0 million and $827.8 million of managed and custodied assets, respectively, compared to $648.0 million and $793.1 million at March 31, 2014. Accordingly, trust fees increased by14.5% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans we originate in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $1.9 million for the three months ended March 31, 2015 as compared to $1.2 million for the same period in the prior year as a result of the mandatory delivery process we began in the latter part of the first quarter in 2014 as well as a slight uptick in the market.

Income from equity-method investment is comprised of income from our 30% equity-method investment in BHG, which was entered into during the first quarter of 2015, and was $3.2 million for the first quarter of 2015. Income from equity-method investment is recorded net of any associated expenses, including amortization expense of $400,000 associated with amortizing intangibles identified in the acquisition. The income associated with this equity-method investment may fluctuate from period to period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients and other items. Interchange revenues increased as a result of the number of cards being used as compared to the comparable periods in 2014. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $600,000 for the three months ended March 31, 2015 compared to $615,000  for the three months ended March 31, 2014. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $457,000 when compared to the three months ended March 31, 2014 as a result of increase in market demand in the current rate environment.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,		2015 - 2014 Percent
	2015	2014	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$12,824	$12,454	3.0%
Commissions	1,388	1,337	3.8%
Cash and equity incentives	5,479	4,576	19.7%
Employee benefits and other	3,840	3,383	13.5%
Total salaries and employee benefits	23,531	21,750	8.2%
Equipment and occupancy	6,046	5,709	5.9%
Other real estate expense	395	651	(39.3%)
Marketing and business development	960	909	5.6%
Postage and supplies	649	561	15.8%
Amortization of intangibles	227	238	(4.3%)
Other noninterest expense	5,023	3,832	31.1%
Total noninterest expense	$36,831	$33,650	9.5%

Total salaries and employee benefits expenses increased approximately $1.8 million for the first three months of 2015 over the same period in 2014. The increase in salaries is the result of our annual merit increases being effective January 1 as well as the overall increase in our associate base. At March 31, 2015, our associate base had expanded to 774.5 full-time equivalent associates as compared to 744.0 at December 31, 2014. We expect that total salaries and employee benefits expense will continue to increase throughout the remainder of  2015 when compared to comparable periods in 2014 as a result of the additional associates we have already hired in 2015 and our intention to hire additional experienced financial advisors during the year.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. As compared to 2014, cash and equity incentives increased by $903,000 for the three months ended March 31, 2015. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We currently believe that our performance for fiscal 2015 will exceed our targets, and we are currently accruing incentive costs for the cash incentive plan in 2015 at 114% of targeted awards. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates including both restricted share awards and performance unit awards. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2015 will continue to increase as a result of the additional associates we have hired already hired in 2015 and our intention to hire additional experienced financial advisors throughout the remainder of 2015.

Equipment and occupancy expenses for the three months ended March 31, 2015, increased $337,000 as compared to the same period in the prior year. We expanded our retail operations opening our fifth Knoxville location late in the fourth quarter of 2014. We intend to add an additional branch in the Knoxville market during 2015. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At March 31, 2015, we had $8.4 million in OREO assets compared to $11.2 million at December 31, 2014.  Other real estate expense was $395,000 for the three months ended March 31, 2015, compared to $651,000 for the same periods in the prior year. The remaining other real estate expense consisted of carrying costs to maintain or improve the properties.

Intangible amortization expense was slightly over $200,000 for both the three months ended March 31, 2015 and 2014.  The remaining expense for the amortization of intangibles relates primarily to the intangible acquired in the Mid-America merger in November 2007. This core deposit intangible is being amortized over ten years, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense for the remaining amortization period associated with this core deposit intangible will approximate $825,000, $789,000 and $691,000, respectively, for the three years ending December 31, 2015, 2016 and 2017.  Additionally, in connection with our acquisition of Miller Loughry Beach, an insurance brokerage firm, in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of the customer list intangible will approximate $54,000 to $79,000 per year for the next five years with amounts declining each year for the remaining amortization period.

Total other noninterest expenses increased by $1.2 million during the three months ended March 31, 2015 when compared to 2014. Increases in noninterest expense related primarily to Tennessee franchise tax expense of $500,000 as well as other administrative expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.8% for the three months ended March 31, 2015 compared to 57.4% for the three months ended March 31, 2014. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes.  During the three months ended March 31, 2015, we recorded income tax expense of $10.8 million compared to $8.1 million for the three months ended March 31, 2014. Our income tax expense for the year-to-date period ended March 31, 2015 reflects an effective income tax rate of 33.0% compared to 33.2% for the year-to-date period ended March 31, 2014 which is principally impacted by our investments in bank qualified municipal securities,  investments in low-rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance offset in part by meals and entertainment expense, a portion of which is non-deductible.

Financial Condition

Our consolidated balance sheet at March 31, 2015 reflects an increase in total loans outstanding to $4.645 billion at March 31, 2015 compared to $4.590 billion at December 31, 2014. Total deposits increased by $6.7 million between December 31, 2014 and March 31, 2015. Total assets were $6.314 billion at March 31, 2015 compared to $6.018 billion at December 31, 2014.

Loans.  The composition of loans at March 31, 2015 and at December 31, 2014 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,560,683	33.6%	$1,544,091	33.6%
Consumer real estate – mortgage	723,907	15.6%	721,158	15.7%
Construction and land development	324,462	7.0%	322,466	7.0%
Commercial and industrial	1,810,818	39.0%	1,784,729	38.9%
Consumer and other	225,402	4.9%	217,583	4.7%
Total loans	$4,645,272	100.0%	$4,590,027	100.0%

The primary changes within the composition of our loan portfolio at March 31, 2015 as compared to December 31, 2014 reflect slight increases in loan demand in the commercial and industrial and commercial real-estate mortgage segments. We believe that loan growth in the remainder of 2015 with the commercial real estate segment will outpace loan payoffs in that segment of the portfolio resulting in an increase in the percentage of commercial real estate loans as a percentage of total loans. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans. At March 31, 2015, approximately 49.1% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the consumer and other segment is primarily the result of increased indirect automobile lending.

The following table classifies our fixed and variable rate loans at March 31, 2015 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2015			Percentage
	Fixed	Variable		At March 31,
	Rates	Rates	Totals	2015
Based on contractual maturity:
Due within one year	$190,798	$797,053	$987,851	21.3%
Due in one year to five years	1,162,790	1,101,168	2,263,958	48.7%
Due after five years	568,344	825,120	1,393,464	30.0%
Totals	$1,921,932	$2,723,340	$4,645,272	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,465,101	$1,465,101	31.5%
Due within one year	190,798	440,608	631,406	13.6%
Due in one year to five years	1,162,790	514,921	1,677,711	36.1%
Due after five years	568,344	302,710	871,054	18.8%
Totals	$1,921,932	$2,723,340	$4,645,272	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $529.2 million of our daily floating rate loan portfolio and on approximately $427.7 million of the remaining variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.32% compared to the average coupon of 3.72% for this portfolio. The weighted average rate of the floors for the remaining variable rate portfolio is 4.04% compared to the average coupon rate of 3.29% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor. This analysis is presented using the underlying structure of the individual loans in our portfolio and does not consider hedging strategies currently employed by Pinnacle Bank.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
Accruing loans past due 30 to 89 days:	2015	2014
Commercial real estate – mortgage	$3,320	$2,232
Consumer real estate – mortgage	1,163	2,391
Construction and land development	59	421
Commercial and industrial	1,005	3,431
Consumer and other	8,588	9,532
Total accruing loans past due 30 to 89 days	$14,135	$18,007

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$1,568	$-
Consumer real estate – mortgage	-	146
Construction and land development	-	-
Commercial and industrial	12	5
Consumer and other	29	172
Total accruing loans past due 90 days or more	$1,609	$323

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.30%	0.39%
Accruing loans past due 90 days or more as a percentage of total loans	0.03%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.34%	0.40%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $91.3 million or 2.0% of total loans at March 31, 2015 compared to $83.0 million or 1.8% of total loans at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $3.1 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2015.

Nonperforming Assets and Troubled Debt Restructurings.  At March 31, 2015, we had $25.4 million in nonperforming assets compared to $27.9 million at December 31, 2014. Included in nonperforming assets were $16.9 million in nonaccrual loans and $8.4 million in OREO at March 31, 2015 and $16.7 million in nonaccrual loans and $11.2 million in OREO assets at December 31, 2014.  At March 31, 2015 and December 31, 2014, there were $8.7 million and $8.4 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at March 31, 2015 and December 31, 2014 (dollars in thousands):

	At December 31, 2014	Payments, Sales and Reductions(1)	Foreclosures(2)	Inflows (3)	At March 31, 2015
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$4,313	$(817)	$-	$2,330	$5,826
Consumer real estate – mortgage	4,458	(385)	-	410	4,483
Construction and land development	5,173	(1,537)	-	0	3,636
Commercial and industrial	1,609	(430)	-	784	1,963
Consumer and other	1,153	(2,789)	(1,739)	4,382	1,007
Total nonaccrual loans (4)	16,706	(5,958)	(1,739)	7,906	16,915
Other real estate owned	11,186	(4,484)	1,739	-	8,441
Total nonperforming assets	27,892	(10,442)	-	7,906	25,356
Troubled debt restructurings:
Commercial real estate – mortgage	$-	-	-	-	-
Consumer real estate – mortgage	3,926	(41)	-	-	3,885
Construction and land development	436	(4)	-	-	432
Commercial and industrial	3,773	(28)	-	434	4,179
Consumer and other	275	(45)	-	-	230
Total troubled debt restructurings	8,410	(118)	-	434	8,726
Total nonperforming assets and troubled debt restructurings	$36,302	$(10,560)	$-	$8,340	$34,082
Ratios:
Nonaccrual loans to total loans	0.36%				0.36%
Nonperforming assets to total loans plus other
real estate owned	0.61%				0.54%
Nonperforming assets plus troubled debt
restructurings to total loans and
other real estate owned	0.79%				0.73%
Nonperforming assets, potential problem loans
and troubled debt restructurings
to Pinnacle Bank Tier I capital and
allowance for loan losses	18.09%				19.99%
Classified asset ratio (Pinnacle Bank)(5)	18.10%				20.27%
Allowance for loan loss coverage ratio	403.2%				391.6%

(1)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the three months ended March 31, 2015.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(2)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO during the three months ended March 31, 2015.
(3)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the three months ended March 31, 2015. Increases in troubled debt restructurings are the result of increases in the number of loans where we have granted a concession due to the deteriorating financial condition of the borrower during 2015. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)	Approximately $13.9 million and $10.2 million as of March 31, 2015 and December 31, 2014, respectively, of nonaccrual loans included above are currently paying pursuant to their contractual terms.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

At March 31, 2015, we owned $8.4 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $11.2 million at December 31, 2014, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (dollars in thousands):

	March 31,	December 31,
	2015	2014
Developed lots	$-	$275
Undeveloped land	7,484	9,240
Other	957	1,671
	$8,441	$11,186

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of  March 31, 2015 and December 31, 2014, our allowance for loan losses was approximately $66.2 million and $67.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are substantially consistent with those described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of March 31, 2015 and December 31, 2014 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$19,643	33.6%	$22,202	33.6%
Consumer real estate - mortgage	4,358	15.6%	5,424	15.7%
Construction and land development	5,394	7.0%	5,724	7.0%
Commercial and industrial	31,494	39.0%	29,167	38.9%
Consumer and other	1,686	4.9%	1,570	4.7%
Unallocated	3,667	NA	3,272	NA
Total allowance for loan losses	$66,242	100.0%	$67,359	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended March 31, 2015 and for the year ended December 31, 2014 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended March 31, 2015	Year ended December 31, 2014
Balance at beginning of period	$67,359	$67,970
Provision for loan losses	315	3,635
Charged-off loans:
Commercial real estate – mortgage	(350)	(875)
Consumer real estate – mortgage	(134)	(1,621)
Construction and land development	(126)	(301)
Commercial and industrial	(430)	(3,095)
Consumer and other loans	(1,610)	(1,811)
Total charged-off loans	(2,650)	(7,703)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	6	538
Consumer real estate – mortgage	74	671
Construction and land development	567	277
Commercial and industrial	92	1,484
Consumer and other loans	479	487
Total recoveries of previously charged-off loans	1,218	3,457
Net charge-offs	(1,432)	(4,246)
Balance at end of period	$66,242	$67,359
Ratio of allowance for loan losses to total loans outstanding at end of period	1.43%	1.47%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.13%	0.10%
(1)	Net charge-offs for the year-to-date period ended March 31, 2015 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2014.
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $808.3 million and $770.7 million at March 31, 2015 and December 31, 2014, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2015 and December 31, 2014 follows:

	March 31, 2015	December 31, 2014
Weighted average life	4.41 years	4.55 years
Effective duration	2.90%	2.81%
Weighted average coupon	3.18%	3.31%
Tax equivalent yield	2.79%	2.81%

Deposits and Other Borrowings.    We had approximately $4.789 billion of deposits at March 31, 2015 compared to $4.783 billion at December 31, 2014. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $68.1 million at March 31, 2015 and $94.0 million at December 31, 2014.   Additionally, at March 31, 2015 and December 31, 2014, Pinnacle Bank had borrowed $455.4 million and $195.5 million, respectively, in advances from the FHLB.   At March 31, 2015, Pinnacle Bank also had approximately $561 million in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,		December 31,
	2015	Percent	2014	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,424,971	26.2%	$1,321,053	25.6%
Interest-bearing demand accounts	1,054,373	19.4%	989,915	19.2%
Savings and money market accounts	1,627,539	29.9%	1,751,698	33.9%
Time deposit accounts less than $250,000	305,750	5.6%	318,511	6.2%
Total core funding	4,412,633	81.0%	4,381,177	84.8%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	11,527	0.2%	15,535	0.3%
Reciprocating money market accounts (1)	250,731	4.6%	273,259	5.3%
Reciprocating time deposits	43,224	0.8%	43,355	0.8%
Other time deposits	71,193	1.3%	69,278	1.3%
Securities sold under agreements to repurchase	68,053	1.3%	93,995	1.8%
Total relationship based non-core funding	444,728	8.2%	495,422	9.6%
Wholesale funding:
Brokered deposits	-	0.0%	-	0.0%
Federal Home Loan Bank advances	455,444	8.4%	195,476	3.8%
Holding company loan	13,057	0.2%	13,682	0.3%
Pinnacle Bank loan	40,000	0.7%	-	0.0%
Subordinated debt- Pinnacle Financial	82,476	1.5%	82,476	1.6%
Total wholesale funding	590,977	10.9%	291,634	5.6%
Total non-core funding	1,035,705	19.0%	787,056	15.2%
Totals	$5,448,338	100.0%	$5,168,233	100.0%
(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At March 31, 2014 and December 31, 2014, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased slightly from 84.8%% at December 31, 2014 to 81.0% at March 31, 2015, primarily as a result of our increased FHLB advances.

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

The amount of time deposits as of March 31, 2015 amounted to $420.2 million.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$38,092	0.37%
Over three but less than six months	32,695	0.93%
Over six but less than twelve months	42,065	0.94%
Over twelve months	31,742	2.18%
	$144,594	1.06%
Denominations $100,000 and greater
Three months or less	$98,547	0.35%
Over three but less than six months	60,213	0.42%
Over six but less than twelve months	61,465	0.56%
Over twelve months	55,348	0.22%
	$275,573	0.39%
Totals	$420,167	0.62%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by ourselves.  The sole assets of the Trusts are the Subordinated Debentures.  At March 31, 2015, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at March 31, 2015
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.07%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.67%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.93%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.12%

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
On June 15, 2012, we entered into a loan agreement with an unaffiliated bank for $25 million.  Our borrowings under the Loan Agreement bear interest at a LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available sources) for three months (all as selected by the Company), and (ii) an applicable margin. The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. At March 31, 2015, the rate was 2.71%.

We began making quarterly principal payments of $625,000 on September 30, 2012, and the loan matures on June 15, 2017. We are also permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. As of March 31, 2015, we had prepaid $5.0 million on this loan.  At March 31, 2015, the balance owed on this loan was $13.1 million.

On October 2, 2013, the Loan Agreement was amended to permit us to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such dividends. As of March 31, 2015, we are aware of no defaults.

In conjunction with our equity-method investment in BHG, on February 4, 2015, Pinnacle Bank entered into a loan agreement with an unaffiliated bank for $40 million. Pinnacle Bank's borrowings under the loan agreement bear interest at rates at the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender (as published by Reuters), plus in each case an applicable margin. The applicable margin under the loan agreement ranges from 1.65% (165 basis points) to 1.95% (195 basis points) depending on the total aggregate principal amount outstanding under the loan agreement. The initial applicable margin is 1.95% (195 basis points).

Capital Resources.  At March 31, 2015 and December 31, 2014, our stockholders' equity amounted to $824.2 million and $802.7 million, respectively, an increase of approximately $21.5 million.  Substantially all of this increase is attributable to our net income.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" and changes required by the Dodd-Frank Act. These rules became effective for Pinnacle Bank and Pinnacle Financial on January 1, 2015. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank have opted out of this requirement. The adoption of these rules resulted in the dilution of our capital ratios, but we remain above regulatory minimums to be considered well-capitalized. In connection with our proposed mergers with CapitalMark and Magna, we are considering whether to issue additional debt securities at our holding company or bank subsidiary to enhance our capital ratios following the closing of those transactions.

Dividends.   Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the three months ended March 31, 2015, our bank paid dividends of $7.5 million to us which is within the limits allowed by the TDFI.

During the three months ended March 31, 2015, we paid $4.3 million in dividends to common shareholders. On April 7, 2015, our Board of Directors declared a $0.12 quarterly cash dividend to common shareholders which should approximate $4.3 million in aggregate dividend payments that will be paid on May 29, 2015 to common shareholders of record as of the close of business on May 1, 2015. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

At March 31, 2015, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

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

At March 31, 2015, our EVE model indicated we were in compliance with our policies noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 200, down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios, management believes that at March 31, 2015, our balance sheet would likely be neutral to asset sensitive the first 25 to 50 bps of an interest rate increases and would increase in asset sensitivity as rates increased further as many of the floors attached to variable rate loans would be surpassed. Our modeling indicates that our level of asset sensitivity would accelerate until rates had increased 300 bps and would become neutral at that point as we believe deposit pricing would become increasingly competitive at that point.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario considers an initial rise in short-term interest rates in late-2015 and that such rates will continue to increase over several quarters while the longer end of the rate curve will rise only slightly. The firm's "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks. As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies:
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

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counterparty while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $267 million at March 31, 2015.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the amount of rate floors attached to floating and variable rate commercial loans from $1.300 billion at December 31, 2013 to $957 million as of March 31, 2015 thus promoting a more asset sensitive balance sheet over time.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.84% at December 31, 2013 to 0.67% at March 31, 2015.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset buffer to ensure our ability to meet our obligations. The size of the minimum liquid asset buffer is determined through severe liquidity stress testing. At March 31, 2015, we were in compliance with our minimum liquidity asset buffer calculation.

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

In addition, our bank is a member of the FHLB.  As a result, our bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At March 31, 2015, our bank had received advances from the FHLB totaling $455.4 million at the following rates and maturities (dollars in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2015	$440,000	0.20%
2016	15,000	2.35%
2017	-	0.00%
2018	8	0.20%
2019	-	0.00%
Thereafter	363	2.43%
Total	$455,371
Weighted average interest rate		0.27%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of March 31, 2015.

Our bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $170.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at March 31, 2015, or during the quarter then ended under these agreements. Our bank also has approximately $1.5 billion in available Federal Reserve discount window lines of credit.

At March 31, 2015, excluding reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will not represent a significant percentage of our total funding in 2015 as we seek to maintain a higher level of core deposits.

At March 31, 2015, we had no significant commitments for capital expenditures, although we intend to construct a new retail location in the Knoxville MSA during 2015. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Industry regulators have defined additional liquidity guidelines, through the issuance of the Basel III Liquidity Coverage Ratio (LCR) and the Modified LCR, for banking institutions greater than $250 billion in assets, and $50 billion in assets respectively, in the United States. These regulatory guidelines became effective January 2015 with phase in over subsequent years and will require these large institutions to follow prescriptive guidance in determining an absolute level of a high quality liquid asset (HQLA) buffer that must be maintained on their balance sheets in order to withstand a potential liquidity crisis event. Although Pinnacle follows the principles outlined in the Interagency Policy Statement on Liquidity Risk Management, issued March 2010, to determine its HQLA buffer, Pinnacle is not currently subject to these regulations. However, these formulas could eventually be imposed on smaller banks, such as Pinnacle Bank, and require an increase in the absolute level of liquidity on our balance sheet. Consequently, this could result in lower net interest margins for us in future periods.

Off-Balance Sheet Arrangements.  At March 31, 2015, we had outstanding standby letters of credit of $68.0 million and unfunded loan commitments outstanding of $1.4 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

 Recently Issued Accounting Pronouncements

Except as set forth below, there are currently no new accounting standards that have been issued that will have a significant impact on the Company's financial position, results of operations or cash flows upon adoption that were not disclosed in the Company's most recent Annual Report on Form 10-K.

In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) Eliminate the presumption that a general partner should consolidate a limited partnership, 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and party relationships, 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We currently do not expect this ASU to have a material impact our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 33 through 51 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below there have been no material changes to the risk factors included in "Item 1A Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014:

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

As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. During 2014 and the first quarter of 2015, and in anticipation of increases in short term interest rates in the second half of 2015 that we anticipate will occur, we have reduced the amount of variable rate loans with interest rate floors by approximately $313 million.  We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment.  In the event that short-term interest rates don't rise in the second half of 2015, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

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

We have entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. In the event that interest rates do not change in the manner anticipated, such transactions may not be effective.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2015 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At March 31, 2015, our commercial and industrial loans accounted for almost 38.9% of our total loans, up from 31.5% at December 31, 2010. Additionally, approximately, 16.5% of our loans at March 31, 2015 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2015. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

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

We have agreed to acquire banks in Chattanooga and Memphis, which if consummated will provide additional geographic diversity.  Nonetheless, compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

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

Our acquisitions and future expansion may result in additional risks.

On April 7, 2015 we announced the signing of a definitive merger agreement which provides for the merger of CapitalMark with and into Pinnacle Bank (the "CapitalMark Merger"), and on April 28, 2015 we announced the signing of a definitive merger agreement which provides for the merger of Magna with and into Pinnacle Bank (the "Magna Merger" and together with the Capital Mark Merger, the "Mergers"), in each case with Pinnacle Bank continuing as the surviving corporation.

Following consummation of the Mergers, our current geographic expansion plans will be complete; however, we expect to continue to expand in Knoxville, Chattanooga and Memphis through additional branches and also may consider expansion within our current and expected markets through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including (all of which are generally applicable to an analysis of the risks relating to the Mergers):

Management of Growth.  We may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;

•	maintain adequate management personnel and systems to oversee such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

       Expansion into New Markets.   Upon consummation of the Mergers, we will enter two new markets, the highly-competitive metropolitan areas of Memphis and Chattanooga, Tennessee. In these new markets we will face competition from a wide array of financial institutions, including much larger, well-established financial institutions.

       Operating Results.  There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices in our newer markets.

       Development of Offices.  There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish, including in the Chattanooga and Memphis markets after consummation of the Mergers, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

       Regulatory and Economic Factors.  Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering our expected markets or allow competitors to gain or retain market share in our existing markets.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may not be able to successfully integrate CapitalMark or Magna or to realize the anticipated benefits of the Mergers.

A successful integration of CapitalMark's or Magna's operations with our operations will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our operations with the operations of CapitalMark or Magna without encountering difficulties, such as:

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

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of CapitalMark or Magna.

Further, we entered into the merger agreements with the expectation that the Mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the Mergers is subject to a number of uncertainties, including whether we integrate CapitalMark and Magna in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The combined company will incur significant transaction and merger-related costs in connection with the Mergers.

We expect to incur significant costs associated with combining the operations of CapitalMark and Magna with our operations. We have just recently begun collecting information in order to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of our business with the businesses of CapitalMark and Magna. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not either of the Mergers is consummated, we will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the Mergers which will adversely impact our earnings until after the acquisitions have been completed. Completion of the Mergers is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including approval by federal banking regulators. We and CapitalMark and Magna, as the case may be, intend to pursue all required approvals in accordance with the merger agreements.

Failure to complete the Mergers could cause our stock price to decline.

If either of the Mergers is not completed for any reason, our stock price may decline because costs related to the Mergers, such as legal, accounting and financial advisory fees, must be paid even if such Merger is not completed. In addition, if either of the Mergers is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that both Mergers will be completed.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. We believe that each of the Mergers meets these criteria. In addition to the general risks associated with our growth plans which is highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•
the time and costs of evaluating new markets, hiring experienced local management and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management's attention to the negotiation of a transaction;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we lack experience; and

•	risks associated with integrating the operations and personnel of the acquired business.

All of the foregoing matters are applicable to the Mergers.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Historically, acquisitions of non-failed financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

A significant portion of BHG's revenue (and correspondingly our interest in any of BHG's net profits) comes from the sale of loans originated by BHG to community banks, and the market for these loans, and BHG's net income in many instances, is conditioned upon these loan sales qualifying as "true sales" under applicable accounting guidance.  In the event that these sales did not constitute "true sales" BHG's business model and its results of operations may be materially and adversely affected. Moreover, the purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell.  In the event that BHG's loan growth slows over historical levels and the resulting loan sales decrease, its results of operations (and our interest in the net profits of BHG) would be materially and adversely affected and our non-interest income would be adversely affected.  BHG currently operates in most states without the need for a permit or any other license.  In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG's ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG's results of operations (and our interest in BHG's net profits) could be materially and adversely affected.

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

Although we have made meaningful progress over the last three years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle Bank's portfolio was approximately 7.0% of total loans at March 31, 2015. These loans make up approximately 21.5% of our non-performing loans at March 31, 2015. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

Changes to capital requirements for bank holding companies and depository institutions that became effective on January 1, 2015 may negatively impact Pinnacle Financial's and Pinnacle Bank's results of operations.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from prior rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank have each opted out of this requirement.

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital (including, as a result of any debt financing done by us or our bank subsidiary in connection with our proposed mergers with CapitalMark and Magna), and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. In the event that our assets were to exceed $10 billion, we would become subject to these additional regulations and our results of operations may be materially impacted by the additional costs to comply with these additional regulations. Although several regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At March 31, 2015, our goodwill and other identifiable intangible assets totaled approximately $246.1 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in our geographic markets have higher lending limits, more banking offices, and a larger market share of loans or deposits than do we. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville and Knoxville markets. Moreover, much of our loan growth in 2012 through the first quarter of 2015 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

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

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At March 31, 2015, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

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

In connection with the Mergers, Pinnacle Bank or Pinnacle Financial may incur additional indebtedness or amend its existing loan agreements and any such borrowings or amendments could contain further restrictions or provisions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	33,044	$36.06	-	-
February 1, 2015 to February 28, 2015	21,919	41.95	-	-
March 1, 2015 to March 31, 2015	-	-	-	-
Total	54,963	$38.41	-	-

(1)
During the quarter ended March 31, 2015, 182,368 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 54,963 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.  OTHER INFORMATION
 None

ITEM 6.  EXHIBITS
2.1
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and CapitalMark Bank & Trust (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on April 8, 2015)

2.2
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Magna Bank (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on April 29, 2015)

3.1
Amended and Restated Charter of Pinnacle Financial Partners, Inc., as amended (Restated for SEC filing purposes only) (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on April 27, 2015)

3.2
Bylaws of Pinnacle Financial Partners, Inc., as amended (Restated for SEC filing purposes only) (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on April 27, 2015)

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

PINNACLE FINANCIAL PARTNERS, INC.

May 8, 2015	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 8, 2015	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer