Form 10-Q/A
period 2015-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2015-05-22
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Pinnacle Financial Partners, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015 (the "Original Filing"), for the sole purpose of filing that certain Second Amendment to Loan Agreement between U.S. Bank National Association and the Company, dated March 11, 2015, as Exhibit 10.1, which the Company inadvertently failed to include as an exhibit to the Original Filing.

Other than as described above, no changes have been made to the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect subsequent events that may have occurred after the date of the Original Filing and does not modify or update in any way any disclosures made in the Original Filing.

ITEM 6.  EXHIBITS

2.1*
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

2.2*
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Magna Bank (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on April 29, 2015)

3.1*
Amended and Restated Charter of Pinnacle Financial Partners, Inc., as amended (Restated for SEC filing purposes only) (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on April 27, 2015)

3.2*
Bylaws of Pinnacle Financial Partners, Inc., as amended (Restated for SEC filing purposes only) (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on April 27, 2015)

10.1**	Second Amendment to Loan Agreement between U.S. Bank National Association and Pinnacle Financial Partners, Inc., dated March 11, 2015
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.3**	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.4**	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Previously filed or, in the case of Exhibits 32.1 and 32.2 furnished, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 8, 2015.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2015	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer