Form 10-Q
period 2015-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2015-08-07
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
As of  August 5, 2015 there were 35,993,413 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2015

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "hope," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to maintain the historical growth of its loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA, the Knoxville MSA and the Chattanooga, TN-GA MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the development of any new market other than Nashville, Knoxville, Chattanooga or Memphis MSAs; (xii) a merger or acquisition, like the proposed merger with Magna; (xiii) risks of expansion into new geographic or product markets, like the proposed expansion into the Memphis, TN-MS-AR MSA associated with the proposed merger with Magna; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial), to retain financial advisors (including those at CapitalMark and Magna) or otherwise to attract customers from other financial institutions; (xvi) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xviii) risks associated with litigation, including the applicability of insurance coverage; (xix) the risk that the cost savings and any revenue synergies from the recent merger with CapitalMark and the proposed merger with Magna may not be realized or take longer than anticipated to be realized; (xx) disruption from the CapitalMark and Magna mergers with customers, suppliers or employee relationships; (xxi) the occurrence of any event, change or other circumstances that could give rise to a  material delay or the termination of the merger agreement that Pinnacle Financial and Pinnacle Bank have entered into with Magna; (xxii) the risk of successful integration of CapitalMark's and Magna's business with ours; (xxiii) the amount of the costs, fees, expenses and charges related to the CapitalMark and Magna mergers; (xxiv) reputational risk and the reaction of Pinnacle Financial's, CapitalMark's and Magna's customers to the recent CapitalMark merger and proposed Magna merger; (xxv) the failure of the closing conditions of the Magna merger to be satisfied; (xxvi) the risk that the integration of CapitalMark's and Magna's operations with Pinnacle Financial's will be materially delayed or will be more costly or difficult than expected; (xxvii) the possibility that the CapitalMark and Magna mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xxviii) the dilution caused by Pinnacle Financial's issuance of additional shares of its common stock in the Magna merger; (xxix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxx) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxxi) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial has significant investments, and the development of additional banking products for our corporate and consumer clients; (xxxii) the risks associated with our being a minority investor in Bankers Healthcare Group, LLC, including the risk that the owners of a majority of the equity interests in Bankers Healthcare Group decide to sell the company; and (xxiii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained herein and in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2015 and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and noninterest-bearing due from banks	$66,487,191	$48,741,692
Interest-bearing due from banks	201,761,829	134,176,054
Federal funds sold and other	4,698,433	4,989,764
Cash and cash equivalents	272,947,453	187,907,510

Securities available-for-sale, at fair value	806,221,152	732,054,785
Securities held-to-maturity (fair value of $33,830,072 and $38,788,870 at
June 30, 2015 and December 31, 2014, respectively)	33,914,863	38,675,527
Mortgage loans held-for-sale	31,542,696	14,038,914

Loans	4,830,353,621	4,590,026,505
Less allowance for loan losses	(65,572,050)	(67,358,639)
Loans, net	4,764,781,571	4,522,667,866

Premises and equipment, net	73,633,237	71,576,016
Equity method investment	82,892,986	-
Accrued interest receivable	17,125,955	16,988,407
Goodwill	243,290,816	243,529,010
Core deposits and other intangible assets	2,438,245	2,893,072
Other real estate owned	6,792,503	11,186,414
Other assets	180,962,299	176,730,276
Total assets	$6,516,543,776	$6,018,247,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,473,086,196	$1,321,053,083
Interest-bearing	1,071,433,689	1,005,450,690
Savings and money market accounts	2,031,801,876	2,024,957,383
Time	417,289,165	431,143,756
Total deposits	4,993,610,926	4,782,604,912
Securities sold under agreements to repurchase	61,548,547	93,994,730
Federal Home Loan Bank advances	445,345,050	195,476,384
Subordinated debt and other borrowings	133,908,292	96,158,292
Accrued interest payable	637,036	631,682
Other liabilities	40,103,864	46,688,416
Total liabilities	5,675,153,715	5,215,554,416
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
35,977,987 and 35,732,483 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	35,977,987	35,732,483
Additional paid-in capital	567,945,383	561,431,449
Retained earnings	237,243,866	201,371,081
Accumulated other comprehensive income, net of taxes	222,825	4,158,368
Total stockholders' equity	841,390,061	802,693,381
Total liabilities and stockholders' equity	$6,516,543,776	$6,018,247,797

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$50,325,643	$45,089,706	$99,792,349	$88,785,364
Securities:
Taxable	3,460,243	3,628,264	6,904,842	7,348,543
Tax-exempt	1,400,479	1,563,612	2,883,786	3,161,409
Federal funds sold and other	316,286	282,822	600,264	559,880
Total interest income	55,502,651	50,564,404	110,181,241	99,855,196

Interest expense:
Deposits	2,592,476	2,481,762	5,023,218	5,077,002
Securities sold under agreements to repurchase	29,371	31,329	60,288	61,844
Federal Home Loan Bank advances and other borrowings	1,050,119	824,912	1,998,671	1,582,134
Total interest expense	3,671,966	3,338,003	7,082,177	6,720,980
Net interest income	51,830,685	47,226,401	103,099,064	93,134,216
Provision for loan losses	1,186,116	254,348	1,501,207	741,986
Net interest income after provision for loan losses	50,644,569	46,972,053	101,597,857	92,392,230

Noninterest income:
Service charges on deposit accounts	3,075,655	2,965,644	5,988,204	5,756,612
Investment services	2,399,054	2,164,410	4,658,494	4,292,244
Insurance sales commissions	1,105,783	1,144,871	2,618,401	2,529,792
Gain on mortgage loans sold, net	1,652,111	1,668,604	3,593,365	2,903,475
Investment gains on sales, net	556,014	-	562,017	-
Trust fees	1,230,415	1,071,848	2,542,400	2,217,599
Income from equity method investment	4,266,154	-	7,467,456	-
Other noninterest income	5,733,592	3,582,067	11,081,743	7,630,084
Total noninterest income	20,018,778	12,597,444	38,512,080	25,329,806

Noninterest expense:
Salaries and employee benefits	23,774,558	21,772,469	47,305,418	43,522,429
Equipment and occupancy	5,877,971	5,822,662	11,924,194	11,531,692
Other real estate (benefit) expense, net	(114,567)	226,006	280,721	877,158
Marketing and other business development	1,186,165	1,064,990	2,145,915	1,973,891
Postage and supplies	731,219	544,194	1,380,470	1,104,808
Amortization of intangibles	227,413	237,676	454,827	475,351
Merger related expense	59,053	-	59,053	-
Other noninterest expense	5,005,513	4,233,931	10,027,749	8,062,459
Total noninterest expense	36,747,325	33,901,928	73,578,347	67,547,788
Income before income taxes	33,916,022	25,667,569	66,531,590	50,174,248
Income tax expense	11,252,191	8,497,589	22,025,048	16,637,146
Net income	$22,663,831	$17,169,980	$44,506,542	$33,537,102
Per share information:
Basic net income per common share	$0.65	$0.49	$1.27	$0.97
Diluted net income per common share	$0.64	$0.49	$1.25	$0.96
Weighted average shares outstanding:
Basic	35,128,856	34,697,888	35,085,271	34,650,377
Diluted	35,554,683	35,081,702	35,477,098	35,024,859

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,663,831	$17,169,980	$44,506,542	$33,537,102
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(4,952,934)	5,104,719	(3,009,581)	10,050,631
Change in fair value of cash flow hedges, net of tax	(31,598)	(1,535,212)	(584,425)	(2,829,518)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(337,890)	-	(341,537)	-
Total other comprehensive income (loss), net of tax	(5,322,422)	3,569,507	(3,935,543)	7,221,113
Total comprehensive income	$17,341,409	$20,739,487	$40,570,999	$40,758,215

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholders' Equity
	Shares	Amount

Balances, December 31, 2013	35,221,941	$35,221,941	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock
options and related tax benefits	175,442	175,442	3,851,187	-	-	4,026,629
Common dividends paid	-	-	-	(5,679,659)	-	(5,679,659)
Issuance of restricted common shares,
net of forfeitures	259,197	259,197	(259,197)	-	-	-
Restricted shares withheld for taxes and related tax benefit	(55,085)	(55,085)	(957,259)	-	-	(1,012,344)
Compensation expense for restricted shares	-	-	2,581,483	-	-	2,581,483
Net income	-	-	-	33,537,102	-	33,537,102
Other comprehensive loss	-	-	-	-	7,221,113	7,221,113
Balances, June 30, 2014	35,601,495	$35,601,495	$555,428,349	$170,155,642	$3,196,499	$764,381,985

Balances, December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock
options and related tax benefits	152,544	152,544	4,144,437	-	-	4,296,981
Common dividends paid	-	-	-	(8,633,757)		(8,633,757)
Issuance of restricted common shares,
net of forfeitures	150,259	150,259	(150,259)	-	-	-
Restricted shares withheld for taxes and related tax benefit	(57,299)	(57,299)	(841,791)	-	-	(899,090)
Compensation expense for restricted shares	-	-	3,361,547	-	-	3,361,547
Net income	-	-	-	44,506,542	-	44,506,542
Other comprehensive income	-	-	-	-	(3,935,543)	(3,935,543)
Balances, June 30, 2015	35,977,987	$35,977,987	$567,945,383	$237,243,866	$222,825	$841,390,061

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$44,506,542	$33,537,102
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	2,436,636	2,154,065
Depreciation and amortization	4,318,556	4,598,989
Provision for loan losses	1,501,207	741,986
Gain on mortgage loans sold, net	(3,593,365)	(2,903,475)
Investment gains on sales, net	(562,017)	-
Stock-based compensation expense	3,361,547	2,581,483
Deferred tax expense (benefit)	613,022	(136,855)
(Gains) losses on dispositions of other real estate and other investments	241,254	141,913
(Gains) losses from equity method investment	(7,467,456)	-
Excess tax benefit from stock compensation	(1,398,876)	(1,166,463)
Mortgage loans held for sale:
Loans originated	(222,301,417)	(153,548,739)
Loans sold	208,391,000	144,711,000
Increase (decrease) in other assets	5,668,214	(1,504,523)
Decrease in other liabilities	(6,601,764)	(4,207,922)
Net cash provided by operating activities	29,113,083	24,998,561

Investing activities:
Activities in securities available-for-sale:
Purchases	(180,352,200)	(96,556,556)
Sales	33,290,733	1,273,528
Maturities, prepayments and calls	65,886,600	59,975,601
Activities in securities held-to-maturity:
Purchases	(1,550,995)	-
Maturities, prepayments and calls	5,935,000	864,028
Increase in loans, net	(247,698,663)	(171,994,156)
Purchases of software, premises and equipment	(6,455,257)	(3,265,513)
Proceeds from sales of software, premises and equipment	654,069	-
Purchase of equity method investment	(75,425,530)	-
Increase in other investments	(720,972)	(178,118)
Net cash used in investing activities	(406,437,215)	(209,881,186)

Financing activities:
Net increase in deposits	211,006,014	118,040,619
Net decrease in securities sold under agreements to repurchase	(32,446,182)	(8,192,656)
Advances from Federal Home Loan Bank:
Issuances	1,740,000,000	410,000,000
Payments and maturities	(1,490,108,767)	(330,047,151)
Increase (decrease) in other borrowings	37,750,000	(1,250,000)
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	3,397,891	3,014,285
Excess tax benefit from stock compensation	1,398,876	1,166,463
Common stock dividends paid	(8,633,757)	(5,679,659)
Net cash provided by financing activities	462,364,075	187,051,901
Net increase in cash and cash equivalents	85,039,943	2,169,276
Cash and cash equivalents, beginning of period	187,907,510	208,938,737
Cash and cash equivalents, end of period	$272,947,453	$211,108,013

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Bank provides a full range of banking services in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee and Knoxville, Tennessee Metropolitan Statistical Areas and following the merger with CapitalMark Bank and Trust (CapitalMark), as of July 31, 2015, the Chattanooga, Tennessee-Georgia Metropolitan Statistical Area.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2015 and 2014 was as follows:

	For the six months ended June 30,
	2015	2014
Cash Transactions:
Interest paid	$7,099,390	$6,886,261
Income taxes paid, net	17,847,500	14,100,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	6,098,606	3,268,626
Loans foreclosed upon and transferred to other real estate owned	252,896	1,672,459
Loans foreclosed upon and transferred to other repossessed assets	3,478,159	347,800

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

The following is a summary of the basic and diluted net income per share calculations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic net income per share calculation:
Numerator - Net income	$22,663,831	$17,169,980	$44,506,542	$33,537,102

Denominator - Average common shares outstanding	35,128,856	34,697,888	35,085,271	34,650,377
Basic net income per share	$0.65	$0.49	$1.27	$0.97

Diluted net income per share calculation:
Numerator – Net income	$22,663,831	$17,169,980	$44,506,542	$33,537,102

Denominator - Average common shares outstanding	35,128,856	34,697,888	35,085,271	34,650,377
Dilutive shares contingently issuable	425,827	383,814	391,827	374,482
Average diluted common shares outstanding	35,554,683	35,081,702	35,477,098	35,024,859
Diluted net income per share	$0.64	$0.49	$1.25	$0.96

Subsequent Events — ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after June 30, 2015 through the date of the issued financial statements.

Subordinated Debt Issuance

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed–to-Floating Rate Subordinated Notes due 2025 (the "Notes") in a private placement transaction to accredited institutional investors. The maturity date of the notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the Federal Deposit Insurance Corporation (the "FDIC").

From the date of the issuance through July 29, 2020, the Notes will bear interest at the rate of 4.875% per year and will be payable semi-annually in arrears on January 30 and July 30 of each year, beginning on January 30, 2016. From July 30, 2020, the Notes will bear interest at a rate per annum equal to the three-month LIBOR rate plus 3.128%, payable quarterly in arrears on each January 30, April 30, July 30, and October 30, beginning on July 30, 2020, through the maturity date or the early redemption date of the Notes.

The sale of the Notes yielded net proceeds of  approximately $59.1 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and intends to use the remaining net proceeds, together with available cash, to pay the cash portion of the merger consideration payable to Magna shareholders in connection with the mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna have issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes.

CapitalMark Bank & Trust

On April 7, 2015, Pinnacle Financial and Pinnacle Bank entered into a definitive agreement with CapitalMark to acquire CapitalMark via merger. On July 31, 2015, CapitalMark merged with Pinnacle Bank.

Under the terms of the merger agreement, CapitalMark shareholders could either convert each of their outstanding shares of common stock into 0.50 shares of Pinnacle Financial's common stock plus cash in lieu of any fractional shares, or into a cash payment equal to the product of 0.50 multiplied by the average trading price for Pinnacle Financial's common stock on the Nasdaq Global Select Market for a 10-day period prior to the closing of the transaction or into a mix of Pinnacle Financial common stock and cash. Pursuant to the merger agreement, notwithstanding the elections, 90% of the outstanding shares of CapitalMark common stock were required to be converted into Pinnacle Financial common stock and 10% of those shares were required to be converted into cash.

Additionally, CapitalMark's outstanding stock options converted into approximately 858,000 Pinnacle options and were fully vested upon consummation of the merger pursuant to CapitalMark's stock option plan.

As of July 31, 2015, the transaction was valued at $195.2 million and was comprised of stock consideration of approximately 3.3 million shares of Pinnacle Financial's common stock and $19.7 million in cash. Additionally, Pinnacle Bank redeemed the $18.2 million in preferred stock issued by CapitalMark in connection with its participation in the U.S. Treasury's Small Business Lending Fund program on July 31, 2015. CapitalMark shareholders own approximately 9.7% of Pinnacle Financial's outstanding shares of common stock on a diluted basis.

Magna Bank

On April 29, 2015, Pinnacle Financial and Pinnacle Bank entered into a definitive agreement with Magna to acquire Magna via merger. The proposed merger of Magna with and into Pinnacle Bank has been approved by Magna's shareholders and is expected to close during the third quarter of 2015.

Under the terms of the merger agreement, Magna shareholders will have the right to elect to convert their outstanding shares of common stock into 0.3369 shares of Pinnacle's common stock plus cash in lieu of any fractional shares, or into a cash payment equal to $14.32 per Magna share, or into a combination of 0.3369 shares of Pinnacle's common stock and $14.32 in cash at a ratio of 75% stock and 25% cash. Because the maximum amount of stock and cash that Pinnacle will pay in the merger is capped at 75% and 25%, respectively, of Magna's outstanding shares, those Magna shareholders that elect either all stock or all cash may automatically have their elections adjusted so that, in the aggregate, 75% of all Magna shares outstanding will be converted into shares of Pinnacle's common stock and 25% will be converted into cash.

Magna's 328,350 stock options will be fully vested upon consummation of the merger pursuant to Magna's stock option plan. At closing, Magna's outstanding unexercised stock options will be settled in cash for the difference between the option's exercise price and $14.32. At closing, Magna shareholders will own approximately 3.3% of Pinnacle Financial's outstanding common stock, assuming all of Magna's options are cashed out.

The transaction is currently valued at $83.4 million based on Pinnacle's closing price on April 28, 2015, related to the issuance of approximately 1.325 million shares of Pinnacle Financial's common stock and $20.7 million in cash, in each case assuming none of the options are exercised prior to closing. Additionally, Pinnacle Bank plans to redeem at closing the $18.35 million in Series C preferred stock issued by Magna in connection with its participation in the U.S. Treasury's Small Business Lending Fund program.

Note. 2 Equity method investment

On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million. Pinnacle Bank accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and recognizes its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Currently, the equity method of accounting requires that this investment is reported as a net investment on the financial statements, but that embedded goodwill and intangibles should be identified, tested for impairment and amortized over their useful life within the equity method investment line of the balance sheet. Amortization expense associated with BHG's customer list and data processing capabilities is recorded in income from equity method investments. Pinnacle has not yet completed the purchase accounting for this equity method investment, on the acquisition date, Pinnacle Bank estimated its investment included embedded goodwill of $40.8 million and $14.4 million of technology, trade name and customer relationship intangibles. However, the FASB has issued an exposure draft, "Proposed Accounting Standards Update 2015-280 - Investments - Equity Method and Joint Ventures (Topic 323)", that may result in equity method investments moving from the currently prescribed method of accounting to an impairment based model. Pinnacle Bank recorded earnings of $7.7 million, net of approximately $1.0 million in intangible amortization expense for the first six months of 2015. Earnings from BHG are included in Pinnacle Bank and Pinnacle Financial's consolidated tax return.

A summary of BHG's financial position and results of operations as of and for the six months ended June 30, 2015 were as follows (in thousands):

June 30, 2015

Assets	$207,669

Liabilities	122,867
Member's equity	84,802
Total liabilities and equity	$207,669

For the six months ended
June 30, 2015

Revenues	$61,480
Net income, pre-tax	$36,762

In connection with the BHG acquisition, Pinnacle Bank borrowed $40 million pursuant to a loan agreement which requires Pinnacle Financial and Pinnacle Bank to maintain certain financial covenants including minimum capital ratios, liquidity requirements and other non-financial covenants. The loan has a 5-year maturity and bears interest at approximately 2.95% per annum currently. The balance of the loans was $39.0 million at June 30, 2015.

While Pinnacle Bank's investment in BHG is expected to have a modest impact on Pinnacle Financial's balance sheet volumes throughout the remainder of 2015, this investment primarily serves to increase and diversify Pinnacle Financial's fee income. Additionally, Pinnacle Financial intends to seek to leverage BHG's marketing platform to distribute it's financial services through BHG's national distribution channel.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	125,010	17	3,753	121,274
Mortgage-backed agency securities	462,472	8,463	3,503	467,432
State and municipal securities	125,112	6,535	320	131,327
Asset-backed securities	75,333	81	152	75,262
Corporate notes and other	10,035	892	1	10,926
	$797,962	$15,988	$7,729	$806,221
Securities held-to-maturity:
State and municipal securities	$33,915	$139	$224	$33,830
	$33,915	$139	$224	$33,830

December 31, 2014:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	117,098	12	3,654	113,456
Mortgage-backed agency securities	447,757	10,322	2,240	455,839
State and municipal securities	130,545	8,213	180	138,578
Asset-backed securities	13,089	14	85	13,018
Corporate notes and other	10,196	969	2	11,163
	$718,685	$19,530	6,161	$732,054
Securities held-to-maturity:
State and municipal securities	$38,676	$205	$92	$38,789
	$38,676	$205	$92	$38,789

At June 30, 2015, approximately $669.7 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of June 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in the case of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2015:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,697	$9,734	$1,710	$1,712
Due in one year to five years	34,300	35,689	10,374	10,408
Due in five years to ten years	149,167	151,803	12,514	12,469
Due after ten years	66,993	66,301	9,317	9,241
Mortgage-backed securities	462,472	467,432	-	-
Asset-backed securities	75,333	75,262	-	-
	$797,962	$806,221	$33,915	$33,830

    At June 30, 2015 and December 31, 2014, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2015:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	47,012	1,227	65,369	2,526	112,381	3,753
Mortgage-backed securities	143,785	1,114	104,901	2,389	248,506	3,503
State and municipal securities	22,639	263	5,076	281	27,715	544
Asset-backed securities	35,271	141	8,361	11	43,632	152
Corporate notes	250	1	151	-	401	1
Total temporarily-impaired securities	$248,957	$2,746	$183,858	$5,207	$432,635	$7,953

At December 31, 2014:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	3,593	10	103,658	3,644	107,251	3,654
Mortgage-backed securities	91,410	405	102,892	1,835	194,302	2,240
State and municipal securities	3,561	15	16,502	257	20,063	272
Asset-backed securities	-	-	9,289	85	9,289	85
Corporate notes	950	1	154	1	1,104	2
Total temporarily-impaired securities	$99,514	$431	$232,495	$5,822	$332,009	$6,253

The applicable dates for determining when securities are in an unrealized loss position are June 30, 2015 and December 31, 2014. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended June 30, 2015 and December 31, 2014, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables on the previous page, at June 30, 2015, Pinnacle Financial had approximately $8.0 million in unrealized losses on $432.8 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates, and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at June 30, 2015, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with investment policy, available-for-sale securities of $33.3 million were sold and a gain of $562,000 realized during the six months ended June 30, 2015.

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At June 30, 2015, approximately 74% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, our credit procedures require that every risk rated loan of $500,000 or more be subject to a formal credit risk review process by the assigned financial advisor. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk rated portfolio annually. Loans subjected to our independent loan review department's annual review includes loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of June 30, 2015 and December 31, 2014 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
June 30, 2015
Accruing loans
Pass	$1,627,250	$720,144	$362,804	$1,717,492	$223,178	$4,650,868
Special Mention	16,027	2,209	2,086	42,976	-	63,298
Substandard (1)	22,906	9,923	3,232	53,875	-	89,936
Total	1,666,183	732,276	368,122	1,814,343	223,178	4,804,102
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	5,546	4,513	3,454	1,064	2,973	17,550
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	5,546	4,513	3,454	1,064	2,973	17,550
Troubled debt restructurings(2)
Pass	-	415	428	587	229	1,659
Special Mention	-	442	-	-	-	442
Substandard	-	2,995	-	3,606	-	6,601
Total troubled debt restructurings	-	3,852	428	4,193	229	8,702
Total impaired loans	5,546	8,365	3,882	5,257	3,202	26,252
Total loans	$1,671,729	$740,641	$372,004	$1,819,600	$226,380	$4,830,354

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2014
Accruing loans
Pass	$1,510,718	$697,607	$295,645	$1,704,910	$216,155	$4,425,035
Special Mention	7,353	2,536	15,215	31,733	-	56,837
Substandard (1)	21,707	12,631	5,997	42,704	-	83,039
Total	1,539,778	712,774	316,857	1,779,347	216,155	4,564,911
Impaired loans
Nonaccrual loans
Substandard-nonaccrual	4,313	4,458	5,173	1,609	1,152	16,705
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	4,313	4,458	5,173	1,609	1,152	16,705
Troubled debt restructurings(2)
Pass	-	62	436	575	75	1,148
Special Mention	-	811	-	-	201	1,012
Substandard	-	3,053	-	3,198	-	6,251
Total troubled debt restructurings	-	3,926	436	3,773	276	8,411
Total impaired loans	4,313	8,384	5,609	5,382	1,428	25,116
Total loans	$1,544,091	$721,158	$322,466	$1,784,729	$217,583	$4,590,027

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $89.9 million at June 30, 2015, compared to $83.0 million at December 31, 2014.

(2)	Troubled debt restructurings are presented as impaired loans; however, they continue to accrue interest at contractual rates.

At June 30, 2015 and December 31, 2014, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $17.6 million and $16.7 million at June 30, 2015 and December 31, 2014, respectively, and are included in the tables above.  For the six months ended June 30, 2015, the average balance of nonaccrual loans was $17.3 million compared to $17.5 million for the year ended December 31, 2014.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $183,000 in interest income from cash payments received on nonaccrual loans during the six months ended June 30, 2015 and $256,000 interest income from cash payments received on nonaccrual loans during the year ended December 31, 2014. Had these remaining nonaccrual loans been on accruing status, interest income would have been higher by $398,000 for the six months ended June 30, 2015 and by $416,000 for the six months ended June 30, 2014. A nonaccrual loan may be returned to accruing status once the loan has been brought current as to the principal and interest and collection is reasonably assured or the loan has been "well secured" through other techniques.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at June 30, 2015 and December 31, 2014 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At June 30, 2015			For the six months ended June 30, 2015
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$3,753	$3,807	$-	$3,148	$53
Consumer real estate – mortgage	606	671	-	617	-
Construction and land development	3,160	3,160	-	3,277	130
Commercial and industrial	909	1,176	-	932	-
Consumer and other	-	-	-	-	-
Total	$8,428	$8,814	$-	$7,974	$183

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,793	$2,047	$70	$1,824	$-
Consumer real estate – mortgage	3,907	4,223	545	4,037	-
Construction and land development	294	390	46	299	-
Commercial and industrial	155	168	24	204	-
Consumer and other	2,973	3,092	462	3,003	-
Total	$9,122	$9,920	$1,147	$9,367	$-
Total nonaccrual loans	$17,550	$18,734	$1,147	$17,341	$183

	At December 31, 2014			For the year ended December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,422	$2,641	$-	$2,624	$-
Consumer real estate – mortgage	1,472	1,901	-	1,552	-
Construction and land development	4,810	4,810	-	5,016	256
Commercial and industrial	1,325	1,804	-	1,561	-
Consumer and other	-	-	-	-	-
Total	$10,029	$11,156	$-	$10,753	$256

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,891	$2,107	$108	$1,958	$-
Consumer real estate – mortgage	2,986	3,205	654	3,080	-
Construction and land development	363	406	79	384	-
Commercial and industrial	284	294	62	316	-
Consumer and other	1,152	1,184	252	972	-
Total	$6,676	$7,196	$1,155	$6,710	$-
Total nonaccrual loans	$16,705	$18,352	$1,155	$17,463	$256

(1)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

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

At June 30, 2015 and December 31, 2014, there were $8.7 million and $8.4 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructuring were made during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
2015	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	434	337
Consumer and other	-	-	-	-	-	-
	-	$-	$-	1	$434	$337

2014
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1	75	59	7	2,955	2,009
Consumer and other	-	-	-	-	-	-
	1	$75	$59	7	$2,955	$2,009

During the three and six months ended June 30, 2015 and 2014, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

The table below presents past due balances at June 30, 2015 and December 31, 2014, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

June 30, 2015	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$239	$-	$239	$3,546	$803,216	$807,001
All other	-	-	-	2,000	862,728	864,728
Consumer real estate – mortgage	3,312	167	3,479	4,513	732,649	740,641
Construction and land development	53	-	53	3,454	368,497	372,004
Commercial and industrial	1,365	127	1,492	1,064	1,817,044	1,819,600
Consumer and other	12,666	189	12,855	2,973	210,552	226,380
	$17,635	$483	$18,118	$17,550	$4,794,686	$4,830,354

December 31, 2014	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$4,313	$760,207	$764,520
All other	2,232	-	2,232	-	777,339	779,571
Consumer real estate – mortgage	2,391	146	2,537	4,458	714,163	721,158
Construction and land development	421	-	421	5,173	316,872	322,466
Commercial and industrial	3,431	5	3,436	1,609	1,779,684	1,784,729
Consumer and other	9,532	172	9,704	1,152	206,727	217,583
	$18,007	$323	$18,330	$16,705	$4,554,992	$4,590,027

(1)	Approximately $11.6 million and $10.2 million of nonaccrual loans as of June 30, 2015 and December 31, 2014, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at June 30, 2015 and December 31, 2014 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Commercial real estate –mortgage	$18,274	$22,094	$70	$108	$-	$-	$18,344	$22,202
Consumer real estate – mortgage	7,866	3,963	545	654	488	807	8,899	5,424
Construction and land development	4,199	5,555	46	79	24	90	4,269	5,724
Commercial and industrial	28,014	28,329	24	62	972	776	29,010	29,167
Consumer and other	3,441	1,261	462	252	40	57	3,943	1,570
Unallocated	-	-	-	-	-	-	1,107	3,272
	$61,794	$61,202	$1,147	$1,155	$1,524	$1,730	$65,572	$67,359

(1)
Troubled debt restructurings of $8.7 million and $8.4 million as of June 30, 2015 and December 31, 2014, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2013 to December 31, 2014 to June 30, 2015 by loan classification and the allocation of the allowance for loan losses (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(875)	(1,621)	(301)	(3,095)	(1,811)	-	(7,703)
Recovery of previously charged-off loans	538	671	277	1,484	487	-	3,457
Provision for loan losses	1,167	(1,981)	(1,487)	5,644	1,262	(970)	3,635
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359

Collectively evaluated for impairment	$22,094	$3,963	$5,555	$28,329	$1,261		$61,202
Individually evaluated for impairment	108	1,461	169	838	309		2,885
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	3,272	$67,359

Loans:
Collectively evaluated for impairment	$1,539,778	$712,774	$316,857	$1,779,347	$216,155		$4,564,911
Individually evaluated for impairment	4,313	8,384	5,609	5,382	1,428		25,116
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$1,544,091	$721,158	$322,466	$1,784,729	$217,583		$4,590,027

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(350)	(229)	(126)	(969)	(4,425)	-	(6,099)
Recovery of previously charged-off loans	11	185	938	1,256	420	-	2,810
Provision for loan losses	(3,519)	3,519	(2,267)	(444)	6,378	(2,165)	1,502
Balance at June 30, 2015	$18,344	$8,899	$4,269	$29,010	$3,943	$1,107	$65,572

Collectively evaluated for impairment	$18,274	$7,866	$4,199	$28,014	$3,431		$61,794
Individually evaluated for impairment	70	1,033	70	996	502		2,671
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at June 30, 2015	$18,344	$8,899	$4,269	$29,010	$3,943	1,107	$65,572

Loans:
Collectively evaluated for impairment	$1,666,183	$732,276	$368,122	$1,814,343	$223,178		$4,804,101
Individually evaluated for impairment	5,546	8,365	3,882	5,257	3,202		26,253
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at June 30, 2015	$1,671,729	$740,641	$372,004	$1,819,600	$226,380		$4,830,354

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter using a migration analysis compiled using loss data over the previous 24 quarters. The migration analysis utilized in calculating the allowance for loan losses as of June 30, 2015 included our historical loss experience from the second quarter of 2009 through the first quarter of 2015. More recent quarters in the period are more heavily weighted than the earliest quarters. The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2015 with the comparative exposures for December 31, 2014 (in thousands):

	At June 30, 2015:
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2014

Lessors of nonresidential buildings	$581,625	$141,487	$723,112	$572,620
Lessors of residential buildings	261,250	66,955	328,205	335,399

At June 30, 2015, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $6.6 million to current directors, executive officers, and their related entities, of which $4.0 million had been drawn upon. At December 31, 2014, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $6.4 million to directors, executive officers, and their related entities, of which approximately $2.9 million had been drawn upon. These loans and extensions of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pinnacle Bank and did not involve more than the normal risk of collectability or present other unfavorable features. None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2015 or December 31, 2014.

Residential Lending

At June 30, 2015, Pinnacle Financial had approximately $31.5 million of mortgage loans held-for-sale compared to approximately $14.0 million at December 31, 2014. Total loan volumes sold during the six months ended June 30, 2015 were approximately $208.4 million compared to approximately $144.7 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, Pinnacle Financial recognized $3.6 million in gains on the sale of these loans, net of commissions paid, compared to $2.9 million during the six months ended June 30, 2014.

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

    A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain state tax positions is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at January 1	$391	$-	$391	$-
Increases due to tax positions taken during the current year	-	-	-	-
Increases due to tax positions taken during a prior year	-	-	-	-
Decreases due to the lapse of the statute of limitations during the current year	-	-	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-	-	-
Balance at June 30	$391	$-	$391	$-

    Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amounts of interest and penalties recorded in the income statement for the three and six months ended June 30, 2015 were $9,600 and $19,600, respectively. No interest and penalties were recorded for the three and six months ended June 30, 2014.

    Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2015 was 33.2% and 33.1% compared to 33.1% and 33.2% for the three and six months ended June 30, 2014.  The effective tax rate differs from the Federal and State income tax statutory rate of 39.23% primarily attributable to our investments in bank qualified municipal securities, our real estate investment trust, investments in low rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance, offset in part by meals and entertainment, a portion of which is non-deductible.

Note 6.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  At June 30, 2015, these commitments amounted to $1.6 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.  At June 30, 2015, these commitments amounted to $70.8 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At June 30, 2015, and December 31, 2014, Pinnacle Financial had accrued $1.1 million and $1.4 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at June 30, 2015 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of June 30, 2015, Pinnacle Financial has one equity incentive plan pursuant to which awards may be granted in the future, the 2014 Equity Incentive Plan (the "2014 Plan").

Total shares available for issuance under the 2014 Plan were approximately 1.1 million shares as of June 30, 2015, inclusive of shares returned to plan reserves during the six months ended June 30, 2015. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or that expire unexercised and are returned to the 2014 Plan.

Common Stock Options and Stock Appreciation Rights

As of June 30, 2015, there were approximately 542,670 stock options and 2,690 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the six months ended June 30, 2015 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2014	698,488	$26.89	1.90	$9,071	(1)
Granted	-
Exercised	(152,102)
Stock appreciation rights exercised(3)	(1,021)
Forfeited	(5)
Outstanding and exercisable at June 30, 2015	545,360	$27.00	1.61	$14,918	(2)
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $39.54 per common share at December 31, 2014 for the 698,488 options and stock appreciation rights that were in-the-money at December 31, 2014.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $54.37 per common share at June 30, 2015 for the 545,360 options and stock appreciation rights that were in-the-money at June 30, 2015.

(3)	1,021 SARS were converted into 442 common shares upon exercise.

Compensation costs related to all stock options granted under Pinnacle Financial's equity incentive plans had been fully recognized and all outstanding option awards are fully vested.

Following the merger with CapitalMark on July 31, 2015, Pinnacle Financial assumed CapitalMark's Amended and Restated Stock Option Plan and CapitalMark's outstanding stock options converted into approximately 858,000 Pinnacle Financial options and were fully vested upon consummation of the merger pursuant to CapitalMark's stock option plan.

Restricted Share Awards

Additionally, the 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of June 30, 2015 under this plan.

A summary of activity for unvested restricted share awards for the six months ended June 30, 2015 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2014	849,198	$24.26
Shares awarded	119,668	36.56
Conversion of restricted share units to restricted share awards	43,711	34.50
Restrictions lapsed and shares released to associates/directors	(209,547)	23.37
Shares forfeited(1)	(13,120)	28.89
Unvested at June 30, 2015	789,910	$27.46

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2015:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards(2)
2015	Associates	5	108,966	2	2,859	106,105
Performance Based Awards(3)
2015	Leadership team	5	43,711	-	-	43,711
Outside Director Awards(4)
2015	Outside directors	1	10,702	-	-	10,702

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

(5)
These shares represent forfeitures resulting from recipients for when employment terminated during the year-to-date period ended June 30, 2015. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total grant date fair value.  Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three and six months ended June 30, 2015, Pinnacle Financial recognized approximately $1.6 million and $3.1 million, respectively,  in compensation costs attributable to restricted share awards, compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2014.

Effective as of the closing of the CapitalMark merger, the Human Resources and Compensation Committee of the board of directors of Pinnacle Financial (HRCC) awarded approximately 52,000 restricted share awards to CapitalMark associates. Approximately 40,000 are time-based awards and vest in pro rata increments over the next 5 years. The remaining awards were granted to CapitalMark's officers that are expected to remain with Pinnacle Bank and were added to the Bank's senior leadership and a portion will vest each year over a three year period if performance criteria are satisfied.

2015 Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and other members of the Leadership Team in the first quarter of 2015. The senior executive officers' restricted share unit award included a range from 58,200 units at the target compensation level to 101,850 units at the maximum compensation level. These restricted share units will convert to a number of restricted share awards based on the achievement of certain performance metrics. The Leadership Team restricted share unit award of 28,378 units was granted at a target level of performance. For both senior executive officers and the Leadership Team, approximately one-third of these awards are eligible for conversion to restricted share awards based on the achievement of certain predetermined performance goals for each of the fiscal years ended December 31, 2015, 2016 and 2017, respectively. The performance metrics for each of the impacted fiscal years were established concurrently with the issuance of the restricted share unit grants in January 2015 by the HRCC. The awards include a one-year performance period and an additional one-year service period following the performance period for a combined two-year service period per traunche. At the end of each respective two-year service period, the restricted share units are then subject to a post-vest holding period to extend the term of each traunche of the award to five years from the date of grant. During the post-vest holding period, the shares will not be released to the recipient and cannot be transferred, subject to limited exceptions, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2019 provided Pinnacle Bank achieves a certain soundness threshold as of December 31, 2019. These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. For the three and six months ended June 30, 2015, Pinnacle Financial recognized expense associated with the first traunche of this award totaling $142,000 and $246,000 respectively. The expense is being accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the Leadership Team.

2014 Restricted Share Units
  Pinnacle Financial granted restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2014. The senior executive officers' restricted share unit award included a range from 58,404 units at the target compensation level to 102,209 units at the maximum compensation level. The Leadership Team restricted share unit award of 29,087 units was granted at a target level of performance. For both senior executive officers and the Leadership Team, one-third of these restricted share units were settled with the issuance of 43,711 restricted shares upon the filing of Pinnacle Financial's 2014 Annual Report on Form 10-K. The remaining restricted share units are eligible for conversion to restricted share awards in pro-rata increments based on the Company's achievement of certain predetermined goals for each of the fiscal years ended December 31, 2015 and 2016, respectively. Upon conversion to restricted share awards, the restrictions on these shares will lapse in 2018 and 2019 in 50% increments based on the attainment of certain soundness targets in fiscal 2017 and 2018, respectively. The performance metrics and soundness criteria for each of the impacted fiscal years were established concurrently with the restricted share unit grants in January 2014 by the Human Resources and Compensation Committee of Pinnacle Financial's board of directors (HRCC). These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. For the three and six months ended June 30, 2015, Pinnacle Financial expensed $194,000 and $388,000, respectively, attributable to these awards compared to $92,000 and $154,000 for the same periods in the prior year.
Note 8.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the six months ended June 30, 2015, Pinnacle Bank paid $7.5 million in dividends to Pinnacle Financial.  As of June 30, 2015, Pinnacle Bank could pay approximately $155.9 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and increased this quarterly dividend to $0.12 beginning in the first quarter of 2015. Thus far, Pinnacle Financial has declared seven subsequent dividend payments.  The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

To be considered well capitalized under applicable banking regulations following January 1, 2015, Pinnacle Financial and Pinnacle Bank must maintain the following minimum capital ratios and not be subject to a written agreement, order or directive to maintain a higher capital level:

(i) a common equity Tier 1 capital ratio of 6.5%
(ii) a Tier 1 risk based capital ratio of 8%
(iii) a Total risk based capital ratio of 10%, and
(iv) in the case of Pinnacle Bank, a Tier 1 leverage ratio of 5%

The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. As a result, Pinnacle Financial's Trust Preferred Securities continue to qualify as Tier 1 capital. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria. The Notes issued by Pinnacle Bank on July 30, 2015 will not qualify as Tier 1 capital but will qualify initially as Tier 2 capital.

Common equity Tier 1 capital generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial has opted-out of this requirement.

Management believes, as of June 30, 2015, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30,2015

Total capital to risk weighted assets:
Pinnacle Financial	$697,271	12.0%	$466,388	8.0%	$582,985	10.0%
Pinnacle Bank	$652,503	11.2%	$465,239	8.0%	$581,549	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$630,595	10.8%	$349,791	6.0%	$466,388	8.0%
Pinnacle Bank	$585,827	10.1%	$348,929	6.0%	$465,239	8.0%
Tier I capital to average assets (*):
Pinnacle Financial	$630,595	10.5%	$240,577	4.0%	NA	NA
Pinnacle Bank	$585,827	9.8%	$239,840	4.0%	$299,800	5.0%
Common equity Tier I capital to risk weighted assets
Pinnacle Financial	$550,495	9.4%	$262,343	4.5%	$378,940	6.5%
Pinnacle Bank	$585,727	10.1%	$261,697	4.5%	$378,007	6.5%

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of June 30, 2015 and December 31, 2014 is included in the following table (in thousands):

	June 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$317,367	$12,420	$251,321	$13,030
Pay variable / receive fixed swaps	317,367	(12,975)	251,321	(13,435)
Total	$634,734	$(555)	$502,642	$(405)

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

					June 30, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016- April 2020	$(432)	$(263)	$(96)	$(58)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016- April 2022	(735)	(447)	(531)	(323)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016- Oct. 2020	(451)	(274)	(210)	(128)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017- Oct. 2021	(518)	(315)	(517)	(314)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018- July 2022	(486)	(295)	(590)	(359)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(450)	(273)	(602)	(366)
	$200,000				$(3,072)	$(1,867)	$(2,546)	$(1,548)

(1)	No cash will be exchanged prior to the beginning of the term.

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

					June 30, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	$778	$473	$941	$572
Interest Rate Swap	27,500	2.270%	1 month LIBOR	July 2014 - July 2022	434	264	409	249
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	597	363	651	396
Interest Rate Swap	27,500	2.500%	1 month LIBOR	July 2014 - July 2024	714	434	956	581
	$110,000				$2,523	$1,534	$2,957	$1,798

(1)	No cash will be exchanged prior to the beginning of the term.

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

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

Other investments – Other investments primarily includes certain investments in nonpublic private equity funds recorded at fair value through the statement of income. The valuation of nonpublic private equity investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underling investments of such funds are often privately-held and/or start-up companies for which market values are not readily available.

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

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

June 30, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$121,274	$-	$121,274	$-
Mortgage-backed securities	467,432	-	467,432	-
State and municipal securities	131,327	-	131,327	-
Agency-backed securities	26,189	-	26,189	-
Corporate notes and other	59,999	-	59,999	-
Total investment securities available-for-sale	$806,221	$-	$806,221	$-
Other investments	8,162	-	-	8,162
Other assets	15,848	-	15,848	-
Total assets at fair value	$830,231	$-	$822,069	$8,162

Other liabilities	$16,011	$-	$16,011	$-
Total liabilities at fair value	$16,011	$-	$16,011	$-

December 31, 2014
Investment securities available-for-sale:
U.S. government agency securities	$113,456	$-	$113,456	$-
Mortgage-backed securities	455,839	-	455,839	-
State and municipal securities	138,578	-	138,578	-
Agency-backed securities	13,018	-	13,018	-
Corporate notes and other	11,164	-	11,164	-
Total investment securities available-for-sale	732,055	-	732,055	-
Other investments	8,004	-	-	8,004
Other assets	15,987	-	15,987	-
Total assets at fair value	$756,046	$-	$748,042	$8,004

Other liabilities	$15,981	$-	$15,981	$-
Total liabilities at fair value	$15,981	$-	$15,981	$-

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$6,793	$-	$-	$6,793	$(505)
Nonaccrual loans, net (1)	16,404	-	-	16,404	(139)
Total	$23,197	$-	$-	$23,197	$(644)

December 31, 2014
Other real estate owned	$11,186	$-	$-	$11,186	$(509)
Nonaccrual loans, net (1)	15,551	-	-	15,551	(1,032)
Total	$26,737	$-	$-	$26,737	$(1,541)

(1)	Amount is net of a valuation allowance of $1.1 million at June 30, 2015 and $1.2 million at December 31, 2014 as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2015 and 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2015 and 2014 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the six months ended June 30,
	2015		2014
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$8,004	$-	$6,701	$-
Total realized gains (losses) included in income	173	-	92	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	-	-	-	-
Purchases	548	-	393	-
Issuances	-	-	-	-
Settlements	(563)	-	-	-
Transfers out of Level 3	-	-	-	-
Fair value, June 30	$8,162	$-	$7,186	$-
The amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$173	$-	$92	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

(dollars in thousands) June 30, 2015	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$33,915	$33,830	$-	$33,830	$-
Loans, net	4,764,782	4,643,457	-	-	4,643,457
Mortgage loans held-for-sale	31,543	32,000	-	32,000	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	5,055,159	4,748,089	-	-	4,748,089
Federal Home Loan Bank advances	445,345	444,327	-	-	444,327
Subordinated debt and other borrowings	133,908	117,496	-	-	117,496

Off-balance sheet instruments:
Commitments to extend credit (2)	1,603,313	791	-	-	791
Standby letters of credit (3)	70,825	313	-	-	313

December 31, 2014
Financial assets:
Securities held-to-maturity	$38,676	$38,789	$-	$38,789	$-
Loans, net	4,522,668	4,406,581	-	-	4,406,581
Mortgage loans held for sale	14,039	14,322	-	14,322	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,876,600	4,603,915	-	-	4,603,915
Federal Home Loan Bank advances	195,476	195,450	-	-	195,450
Subordinated debt and other borrowings	96,158	77,433	-	-	77,433

Off-balance sheet instruments:
Commitments to extend credit (2)	1,390,593	1,078	-	-	1,078
Standby letters of credit (3)	65,955	293	-	-	293

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at June 30, 2015 and December 31, 2014, Pinnacle Financial included in other liabilities $0.8 million and $1.1, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At June 30, 2015 and December 31, 2014, the fair value of Pinnacle Financial's standby letters of credit was $313,000 and $293,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2015 and December 31, 2014 and our results of operations for the three and six months ended June 30, 2015 and 2014.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three and six months ended June 30, 2015 was $0.64 and $1.25 compared to $0.49 and $0.96 for the same periods in 2014.  At June 30, 2015, loans had increased to $4.830 billion, as compared to $4.590 billion at December 31, 2014, and total deposits increased to $4.994 billion at June 30, 2015 from $4.783 billion at December 31, 2014.

Subsequent to the end of the period covered by this report, on July 31, 2015, Pinnacle Bank consummated its previously announced acquisition of CapitalMark Bank & Trust (CapitalMark), with whom we had entered into a merger agreement on April 7, 2015.

Results of Operations.  Our net interest income increased $4.6 million to $51.8 million for the second quarter of 2015 compared to $47.2 million for the second quarter of 2014. Our net interest income increased $10.0 million to $103.1 million for the six months ended June 30, 2015 compared to $93.1 million in the same period in 2014. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2015 was 3.65% and 3.71% compared to 3.71% and 3.73% for the same periods in 2014.
Our provision for loan losses was $1.2 million and $1.5 million for the three and six months ended June 30, 2015 compared to $254,000 and $742,000 for the same periods in 2014. Our provision expense correlates with the growth in our net loans offset by an overall reduction in the amount of our allowance for loan losses as a result of the overall credit quality improvement in our loan portfolio. Although charge-offs have increased in our consumer portfolio, overall credit quality trends on the more significant portions of our loan portfolio, such as commercial and industrial and commercial real estate, have improved. Net charge-offs were $1.9 million and $3.3 million for the three and six months ended June 30, 2015, compared to $890,000 and $1.8 million for the same periods in 2014. Our allowance for loan losses as a percentage of total loans decreased from 1.47% at December 31, 2014 to 1.36% at June 30, 2015, as a result of improving credit quality within our loan portfolio.
Noninterest income increased by $7.4 million and $13.2 million during the three and six months ended June 30, 2015, compared to the same periods in 2014. Income from equity method investment was $4.3 million and $7.5 million for the three and six months ended June 30, 2015, from our 30% equity method investment in Bankers Healthcare Group, LLC (BHG). Service charges on deposit accounts increased for the three and six months ended June 30, 2015 consistent with the growth in demand deposits, specifically commercial operating accounts. We experienced an overall increase for the three and six months ended June 30, 2015, in fees from our wealth management lines of business (trust, insurance agency and investment services) as compared to the same periods in 2014. Other noninterest income includes miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange), interest rate swap fee transactions for commercial borrowers, income related to our bank owned life insurance policies and gains from the sale of commercial loans that occur from time to time.
Noninterest expense increased by $2.8 million and $6.0 million during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2015 and the overall increase in our associate base, which has expanded from 764.0 full-time equivalent employees at December 31, 2014 to 800.5 full-time equivalent employees at June 30, 2015.
During the three and six months ended June 30, 2015, we recorded income tax expense of $11.3 million and $22.0 million.  Our effective tax rate for the six months ended June 30, 2015 and 2014 of 33.1% and 33.2%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, investments in low rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance offset in part by a limitation related to deductibility of meals and entertainment expense.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 51.1% and 51.9% for the three and six months ended June 30, 2015, compared to 56.7% and 57.0% for the same periods in 2014. Net income for the three and six months ended June 30, 2015 was $22.7 million and $44.5 million, respectively, compared to $17.2 million and $33.5 million for the same period in 2014.
Financial Condition.  Net loans increased $242.1 million, or 5.4% during the six months ended June 30, 2015. Total deposits were $4.994 billion at June 30, 2015, compared to $4.783 billion at December 31, 2014, an increase of $211.0 million. At June 30, 2015, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.
From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2015, we had approximately $36.8 million of cash at the holding company, substantially all of which could be used to support our bank.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2015 - 2014	Six months ended		2015- 2014
	June 30,		Percent	June 30,		Percent
	2015	2014	Increase	2015	2014	Increase
Interest income	$55,503	$50,564	9.8%	$110,181	$99,855	10.3%
Interest expense	3,672	3,338	10.0%	7,082	6,721	5.4%
Net interest income	51,831	47,226	9.7%	103,099	93,134	10.7%
Provision for loan losses	1,186	254	366.3%	1,501	742	102.3%
Net interest income after provision for loan losses	50,645	46,972	7.8%	101,598	92,392	10.0%
Noninterest income	20,019	12,597	58.9%	38,512	25,330	52.0%
Noninterest expense	36,747	33,902	8.4%	73,578	67,548	8.9%
Net income before income taxes	33,916	25,668	32.1%	66,532	50,174	32.6%
Income tax expense	11,252	8,498	32.4%	22,025	16,637	32.4%
Net income	$22,664	$17,170	32.0%	$44,507	$33,537	32.7%
		-		-	-
Basic net income per common share	$$0.65	$$0.49	32.7%	$$1.27	$$0.97	30.9%

Diluted net income per common share	$$0.64	$$0.49	30.6%	$$1.25	$$0.96	30.2%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $51.8 million and $103.1 million for the three and six months ended June 30, 2015, an increase of $4.6 million and $10.0 million, from the levels recorded in the same periods of 2014. We were able to increase net interest income during the six months ended June 30, 2015 compared to the same period in 2014 due primarily to our focus on growing our loan portfolio. Average loans for the six months ended June 30, 2015 were 11.7% greater than average balances for the same period in 2014.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$4,736,818	$50,326	4.27%	$4,251,900	$45,090	4.27%
Securities:
Taxable	681,829	3,460	2.04%	609,884	3,628	2.39%
Tax-exempt (2)	154,596	1,400	4.86%	172,552	1,563	4.85%
Federal funds sold and other	191,271	316	0.66%	153,253	283	0.87%
Total interest-earning assets	5,764,514	$55,502	3.91%	5,187,589	$50,564	3.97%
Nonearning assets
Intangible assets	245,964			247,081
Other nonearning assets	309,234			238,945
Total assets	$6,319,712			$5,673,615

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,074,853	$532	0.20%	$911,878	$391	0.17%
Savings and money market	1,951,863	1,488	0.31%	1,913,453	1,392	0.29%
Time	420,514	572	0.55%	490,892	699	0.57%
Total interest-bearing deposits	3,447,230	2,592	0.30%	3,316,223	2,482	0.30%
Securities sold under agreements to repurchase	61,355	29	0.19%	59,888	31	0.21%
Federal Home Loan Bank advances	388,963	224	0.23%	224,432	187	0.33%
Subordinated debt and other borrowings	135,884	826	2.44%	99,015	638	2.58%
Total interest-bearing liabilities	4,033,432	3,671	0.37%	3,699,558	3,338	0.36%
Noninterest-bearing deposits	1,437,276	-	-	1,202,740	-	-
Total deposits and interest-bearing liabilities	5,470,708	$3,671	0.27%	4,902,298	$3,338	0.27%
Other liabilities	12,213			14,228
Stockholders' equity	836,791			757,089
Total liabilities and stockholders' equity	$6,319,712			$5,673,615
Net interest income		$51,831			$47,226
Net interest spread (3)			3.54%			3.61%
Net interest margin (4)			3.65%			3.71%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2015 would have been 3.64% compared to a net interest spread of 3.69% for the three months ended June 30, 2014.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$4,681,194	$99,792	4.31%	$4,191,430	$88,785	4.28%
Securities:
Taxable	654,011	6,905	2.13%	591,708	7,349	2.50%
Tax-exempt (2)	158,609	2,884	4.90%	173,873	3,161	4.90%
Federal funds sold and other	179,703	601	0.67%	149,082	560	0.90%
Total interest-earning assets	5,673,517	$110,182	3.96%	5,106,093	$99,855	3.99%
Nonearning assets
Intangible assets	246,138			247,220
Other nonearning assets	292,065			240,951
Total assets	$6,211,720			$5,594,264

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,052,405	$1,005	0.19%	$916,431	$821	0.17%
Savings and money market	1,973,818	2,898	0.30%	1,932,514	2,819	0.29%
Time	422,057	1,121	0.54%	499,364	1,437	0.57%
Total interest-bearing deposits	3,448,280	5,024	0.29%	3,348,309	5,077	0.30%
Securities sold under agreements to repurchase	63,916	60	0.19%	61,187	62	0.21%
Federal Home Loan Bank advances	339,763	444	0.26%	154,498	310	0.33%
Subordinated debt and other borrowings	128,499	1,555	2.44%	98,834	1,272	2.58%
Total interest-bearing liabilities	3,980,458	7,083	0.36%	3,662,828	6,721	0.36%
Noninterest-bearing deposits	1,390,201	-	-	1,165,946	-	-
Total deposits and interest-bearing liabilities	5,370,659	$7,083	0.27%	4,828,774	$6,721	0.27%
Other liabilities	14,754			16,533
Stockholders' equity	826,307			748,957
Total liabilities and stockholders' equity	$6,211,720			$5,594,264
Net interest income		$103,099			$93,134
Net interest spread (3)			3.60%			3.63%
Net interest margin (4)			3.71%			3.73%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2015 would have been 3.70% compared to a net interest spread of 3.72% for the six months ended June 30, 2014.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended June 30, 2015 and 2014, our net interest margin was 3.65% and 3.71%, respectively. For the six months ended  June 30, 2015 and 2014, our net interest margin was 3.71% and 3.73%, respectively. The contraction in the net interest margin was primarily attributable to continued lower earning asset yields as we continue to position the balance sheet for an anticipated rising rate environment. Also, loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters, and we anticipate that this challenging competitive environment will continue throughout the remainder of 2015.

We continue to believe our net interest income should increase throughout the remainder of 2015 compared to 2014 due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets primarily by growing our core deposits, with limited wholesale funding to fund the shortfall, if any.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.47% at December 31, 2014 to 1.36% at June 30, 2015.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2015. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $1.2 million and $1.5 million for the three and six months ended June 30, 2015 compared to $254,000 and $742,000 for the three and six months ended June 30, 2014. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. We believe that the level of our allowance for loan losses as a percentage of our loan portfolio will continue to decrease consistent with overall improvement in the credit quality of our portfolio.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, the origination of mortgage loans, income from our equity method investment and gains and losses on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is a summary of our noninterest income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended		2015-2014	Six months ended		2015-2014
	June 30,		Percent	June 30,		Percent
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,076	$2,966	3.7%	$5,988	$5,757	4.0%
Investment services	2,399	2,164	10.8%	4,658	4,292	8.5%
Insurance sales commissions	1,106	1,145	(3.4%)	2,618	2,530	3.5%
Gains on mortgage loans sold, net	1,652	1,669	(1.0%)	3,593	2,903	23.8%
Gain on sale of investment securities, net	556	-	-	562	-	-
Income from equity method investment	4,266	-	-	7,467	-	-
Trust fees	1,230	1,072	14.8%	2,542	2,218	14.6%
Other noninterest income:
Interchange and other consumer fees	3,893	2,756	41.3%	7,692	5,707	34.8%
Bank-owned life insurance	573	620	(7.6%)	1,173	1,235	(5.0%)
Loan swap fees	611	81	654.3%	1,093	106	931.1%
Other noninterest income	657	125	425.6%	1,126	582	93.1%
Total other noninterest income	5,734	3,582	60.1%	11,084	7,630	45.2%
Total noninterest income	$20,019	$12,597	58.9%	$38,512	25,330	52.0%

The increase in service charges on deposit accounts in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and six months ended June 30, 2015, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $235,000 and $366,000 as compared to the three and six months ended June 30, 2014. At June 30, 2015, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.8 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.7 billion at June 30, 2014. Revenues from the sale of insurance products by our insurance subsidiary for the three and six months ended June 30, 2015 were approximately $1.1 million and $2.6 million, respectively, compared to $1.1 million and $2.5 million for the three and six months ended June 30, 2014. Included in insurance revenues for the six months ended June 30, 2015 was $372,000 of contingent income received based on 2014 sales production compared to $243,000 recorded in the same period in 2014. Additionally, at June 30, 2015, our trust department was receiving fees on approximately $924.6 million of managed assets compared to $687.8 million at June 30, 2014. Accordingly, trust fees increased by 14.65% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in both the Middle Tennessee and Knoxville markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $1.7 million and $3.6 million, respectively, for the three and six months ended June 30, 2015 as compared to $1.7 million and $2.9 million, respectively, for the same periods in the prior year.

Income from equity-method investment is comprised of income from our 30% equity-method investment in BHG, which was entered into during the first quarter of 2015, and was $4.3 million and $7.5 million for the three and six months ended June 30, 2015. Income from equity-method investment is recorded net of any associated expenses, including intangible amortization expense of $600,000 and $1.0 million, respectively, for the three and six months ended June 30, 2015. The income associated with this equity-method investment may fluctuate from period to period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, changes in the fair value of our equity investments recorded at fair value on a recurring basis and other items. Interchange revenues increased as a result of the number of cards being used as compared to the comparable periods in 2014. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $573,000 and $1.2 million for the three and six months ended June 30, 2015 compared to $620,000 and $1.2 million for the three and six months ended June 30, 2014. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $530,000 and $987,000 in the three and six months ended June 30, 2015 when compared to the comparable periods of 2014 as a result of increase in market demand in the current rate environment.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		2015 - 2014 Percent	Six months ended June 30,		2015-2014 Percent
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$13,468	$12,164	10.7%	$26,292	$24,619	6.8%
Commissions	1,383	1,327	4.2%	2,771	2,664	4.0%
Cash and equity incentives	5,308	4,955	7.1%	10,787	9,532	13.2%
Employee benefits and other	3,616	3,326	8.7%	7,455	6,707	11.2%
Total salaries and employee benefits	23,775	21,772	9.2%	47,305	43,522	8.7%
Equipment and occupancy	5,878	5,823	0.9%	11,924	11,532	3.4%
Other real estate (benefit) expense	(115)	226	(150.7%)	281	877	(68.0%)
Marketing and business development	1,186	1,065	11.4%	2,146	1,974	8.7%
Postage and supplies	731	544	34.4%	1,380	1,105	25.0%
Amortization of intangibles	227	238	(4.3%)	455	475	(4.3%)
Merger related expense	59	-	-	59	-	-
Other noninterest expense	5,006	4,234	18.2%	10,028	8,062	24.4%
Total noninterest expense	$36,747	33,902	8.4%	$73,578	$67,548	8.9%

Total salaries and employee benefits expenses increased approximately $3.8 million for the first six months of 2015 over the same period in 2014. The increase in salaries is the result of our annual merit increases being effective January 1 as well as the overall increase in our associate base. At June 30, 2015, our associate base had expanded to 800.5 full-time equivalent associates as compared to 764.0 at December 31, 2014. We expect that total salaries and employee benefits expense will continue to increase throughout the remainder of 2015 when compared to comparable periods in 2014 as a result of the additional associates we have already hired in 2015, the associates we have added or will add following our mergers with CapitalMark or Magna, and our intention to hire additional experienced financial advisors during the remainder of the year.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. As compared to the same periods in 2014, cash and equity incentives increased by $353,000 and  $1.3 million, respectively,  for the three and six months ended June 30, 2015. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We currently believe that our performance for fiscal 2015 will exceed our targets and we are currently accruing incentive costs for the cash incentive plan in 2015 above target levels, or 113% of targeted awards. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates including both restricted share awards and performance unit awards. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2015 will continue to increase as a result of the additional associates we have already hired in 2015, the associates we have added or will add following our mergers with CapitalMark and Magna, and our intention to hire additional experienced financial advisors throughout the remainder of 2015.

Equipment and occupancy expenses for the three and six months ended June 30, 2015, increased $55,000 and $393,000, respectively, as compared to the same periods in the prior year.  We expanded our retail operations by opening our fifth Knoxville location late in the fourth quarter of 2014. We intend to add an additional branch in the Knoxville market during 2015. In future periods, these expansions (as will be the case in connection with the merger with CapitalMark and following consummation of our proposed merger with Magna) may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At June 30, 2015, we had $6.8 million in OREO assets compared to $11.2 million at December 31, 2014. Other real estate was a benefit of $115,000 and an expense of $281,000 for the three and six months ended June 30, 2015, respectively, compared to expense of $226,000 and $877,000 for the same periods in the prior year. Other real estate expense includes  realized losses on dispositions and holding losses due to reduced valuations of OREO properties as well as carrying costs to maintain or improve the properties.

Intangible amortization expense was $227,000 and $455,000 for the three and six months ended June 30, 2015 compared to $238,000 and $475,000 for the same periods in 2014.  The remaining expense for the amortization of intangibles relates primarily to the intangible acquired in the Mid-America merger in November 2007. This core deposit intangible is being amortized over ten years, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense associated with this core deposit intangible will approximate $825,000, $789,000 and $691,000, respectively, for the three years ending December 31, 2015, 2016 and 2017.  Additionally, in connection with our acquisition of Miller Loughry Beach, an insurance brokerage firm, in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. Amortization of the customer list intangible will approximate $54,000 to $79,000 per year for the next five years with amounts declining each year for the remaining amortization period. Intangible amortization expense will increase following consummation of our merger with CapitalMark and proposed merger with Magna.

Total other noninterest expenses increased by $772,000 and $2.0 million during the three and six months ended June 30, 2015 when compared to the same periods in 2014.  Increases in noninterest expense related primarily to $479,000 in prepayments charges related to the early extinguishment of FHLB advances, $500,000 in Tennessee franchise tax expense as well as other administrative expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 51.1% and 52.0% for the three and six months ended June 30, 2015 compared to 56.7% and 57.4% for the three and six months ended June 30, 2014. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes.  During the three and six months ended June 30, 2015, we recorded income tax expense of $11.3 million and $22.0 million, respectively, compared to $8.5 million and $16.6 million, respectively, for the three and six months ended June 30, 2014. Our income tax expense for the year-to-date period ended June 30, 2015 reflects an effective income tax rate of 33.1% compared to 33.2% for the year-to-date period ended June 30, 2014 which is principally impacted by our investments in municipal securities, our real estate investment trust, investments in low rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance offset in part by meals and entertainment expense, a portion of which is non-deductible.

Financial Condition

Our consolidated balance sheet at June 30, 2015 reflects an increase in total loans outstanding to $4.830 billion at June 30, 2015 compared to $4.590 billion at December 31, 2014. Total deposits increased by $211.0 million between December 31, 2014 and June 30, 2015. Total assets were $6.517 billion at June 30, 2015 compared to $6.018 billion at December 31, 2014.

Loans.  The composition of loans at June 30, 2015 and at December 31, 2014 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$1,671,729	34.6%	$1,544,091	33.6%
Consumer real estate – mortgage	740,641	15.3%	721,158	15.7%
Construction and land development	372,004	7.7%	322,466	7.0%
Commercial and industrial	1,819,600	37.7%	1,784,729	38.9%
Consumer and other	226,380	4.7%	217,583	4.7%
Total loans	$4,830,354	100.0%	$4,590,027	100.0%

The primary changes within the composition of our loan portfolio at June 30, 2015 as compared to December 31, 2014 reflect slight increases in loan demand in the commercial real-estate mortgage and construction and development segments.  We believe that loan growth in the remainder of 2015 within the commercial real estate segment will outpace loan payoffs in that segment of the portfolio during the same period, which we believe will result in an increase in the percentage of commercial real estate loans as a percentage of total loans. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At June 30, 2015, approximately 48.3% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the construction and development loan segment reflects the development of the local economy and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at June 30, 2015 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2015			Percentage
	Fixed	Variable		At June 30,
	Rates	Rates	Totals	2015
Based on contractual maturity:
Due within one year	$202,193	$832,679	$1,034,872	21.4%
Due in one year to five years	1,171,897	1,114,911	2,286,808	47.3%
Due after five years	583,236	925,438	1,508,674	31.2%
Totals	$1,957,326	$2,873,028	$4,830,354	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,565,823	$1,565,823	32.4%
Due within one year	202,193	446,379	648,572	13.4%
Due in one year to five years	1,171,897	528,303	1,700,200	35.2%
Due after five years	583,236	332,523	915,759	19.0%
Totals	$1,957,326	$2,873,028	$4,830,354	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $480.0 million of our daily floating rate loan portfolio and on approximately $401.0 million of the remaining variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.30% compared to the average coupon of 3.71% for this portfolio. The weighted average rate of the floors for the remaining variable rate portfolio is 4.10% compared to the average coupon rate of 3.41% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
Accruing loans past due 30 to 89 days:	2015	2014
Commercial real estate – mortgage	$239	$2,232
Consumer real estate – mortgage	3,312	2,391
Construction and land development	53	421
Commercial and industrial	1,365	3,431
Consumer and other	12,666	9,532
Total accruing loans past due 30 to 89 days	$17,635	$18,007

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	167	146
Construction and land development	-	-
Commercial and industrial	127	5
Consumer and other	189	172
Total accruing loans past due 90 days or more	$483	$323

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.37%	0.39%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.38%	0.40%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $89.9 million or 1.9% of total loans at June 30, 2015 compared to $83.0 million or 1.8% of total loans at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $106,000 of potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2015.

Nonperforming Assets and Troubled Debt Restructurings.  At June 30, 2015, we had $24.3 million in nonperforming assets compared to $27.9 million at December 31, 2014. Included in nonperforming assets were $17.6 million in nonaccrual loans and $6.8 million in OREO at June 30, 2015 and $16.7 million in nonaccrual loans and $11.2 million in OREO assets at December 31, 2014.  At June 30, 2015 and December 31, 2014, there were $8.7 million and $8.4 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at June 30, 2015 and December 31, 2014 (dollars in thousands):

	At December 31, 2014	Payments, Sales and Reductions(1)	Foreclosures(2)	Inflows (3)	At June 30, 2015
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$4,313	$(1,666)	$(253)	$3,152	$5,546
Consumer real estate – mortgage	4,458	(994)	-	1,049	4,513
Construction and land development	5,173	(1,719)	-	0	3,454
Commercial and industrial	1,609	(1,208)	-	663	1,064
Consumer and other	1,152	(5,859)	(3,478)	11,158	2,973
Total nonaccrual loans (4)	16,705	(11,446)	(3,731)	16,022	17,550
Other real estate owned	11,186	(8,124)	3,731	-	6,793
Total nonperforming assets	27,892	(19,570)	-	16,022	24,343
Troubled debt restructurings:
Commercial real estate – mortgage	$-	-	-	-	-
Consumer real estate – mortgage	3,926	(74)	-	-	3,852
Construction and land development	436	(8)	-	-	428
Commercial and industrial	3,773	(54)	-	474	4,193
Consumer and other	276	(47)	-	0	229
Total troubled debt restructurings	8,411	(183)	-	474	8,702
Total nonperforming assets and troubled debt restructurings	$36,302	$(19,753)	$-	$16,496	$33,045
Ratios:
Nonaccrual loans to total loans	0.36%				0.36%
Nonperforming assets to total loans plus other
real estate owned	0.61%				0.50%
Nonperforming assets plus troubled debt
restructurings to total loans and
other real estate owned	0.79%				0.68%
Nonperforming assets, potential problem loans
and troubled debt restructurings
to Pinnacle Bank Tier I capital and
allowance for loan losses	18.09%				18.88%
Classified asset ratio (Pinnacle Bank)(5)	18.10%				18.96%
Allowance for loan loss coverage ratio	403.2%				373.6%

(1)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the six months ended June 30, 2015.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(2)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO during the six months ended June 30, 2015.
(3)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the six months ended June 30, 2015. Increases in troubled debt restructurings are the result of increases in the number of loans where we have granted a concession due to the deteriorating financial condition of the borrower during the six months ended June 30, 2015. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)	Approximately $11.6 million and $10.2 million as of June 30, 2015 and December 31, 2014, respectively, of nonaccrual loans included above are currently paying pursuant to their contractual terms.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

At June 30, 2015, we owned $6.8 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $11.2 million at December 31, 2014, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (dollars in thousands):

	June 30,	December 31,
	2015	2014
Developed lots	$-	$275
Undeveloped land	6,378	9,240
Other	415	1,671
	$6,793	$11,186

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of  June 30, 2015 and December 31, 2014, our allowance for loan losses was approximately $65.6 million and $67.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of June 30, 2015 and December 31, 2014 and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$18,344	34.6%	$22,202	33.6%
Consumer real estate - mortgage	8,899	15.3%	5,424	15.7%
Construction and land development	4,269	7.7%	5,724	7.0%
Commercial and industrial	29,010	37.7%	29,167	38.9%
Consumer and other	3,943	4.7%	1,570	4.7%
Unallocated	1,107	NA	3,272	NA
Total allowance for loan losses	$65,572	100.0%	$67,359	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended June 30, 2015 and for the year ended December 31, 2014 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended June 30, 2015	Year ended December 31, 2014
Balance at beginning of period	$67,359	$67,970
Provision for loan losses	1,502	3,635
Charged-off loans:
Commercial real estate – mortgage	(350)	(875)
Consumer real estate – mortgage	(229)	(1,621)
Construction and land development	(126)	(301)
Commercial and industrial	(969)	(3,095)
Consumer and other loans	(4,425)	(1,811)
Total charged-off loans	(6,099)	(7,703)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	11	538
Consumer real estate – mortgage	185	671
Construction and land development	938	277
Commercial and industrial	1,256	1,484
Consumer and other loans	420	487
Total recoveries of previously charged-off loans	2,810	3,457
Net charge-offs	(3,289)	(4,246)
Balance at end of period	$65,572	$67,359
Ratio of allowance for loan losses to total loans outstanding at end of period	1.36%	1.47%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.14%	0.10%

(1)	Net charge-offs for the year-to-date period ended June 30, 2015 have been annualized.

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
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $840.1 million and $770.7 million at June 30, 2015 and December 31, 2014, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2015 and December 31, 2014 follows:

	June 30, 2015	December 31, 2014
Weighted average life	4.80 years	4.55 years
Effective duration	2.85%	2.81%
Weighted average coupon	3.01%	3.31%
Tax equivalent yield	2.56%	2.81%

Deposits and Other Borrowings.    We had approximately $4.994 billion of deposits at June 30, 2015 compared to $4.783 billion at December 31, 2014. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $61.5 million at June 30, 2015 and $94.0 million at December 31, 2014.   Additionally, at June 30, 2015 and December 31, 2014, Pinnacle Bank had borrowed $445.3 million and $195.5 million, respectively, in advances from the FHLB.   At June 30, 2015, Pinnacle Bank also had approximately $499.0 million in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,		December 31,
	2015	Percent	2014	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,473,086	26.1%	$1,321,053	26.6%
Interest-bearing demand accounts	1,051,908	18.7%	989,915	17.8%
Savings and money market accounts	1,784,004	31.7%	1,751,698	33.5%
Time deposit accounts less than $250,000	299,650	5.3%	318,511	7.3%
Total core funding	4,608,648	81.8%	4,381,177	85.2%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	19,525	0.4%	15,535	0.3%
Reciprocating money market accounts (1)	247,798	4.4%	273,259	5.6%
Reciprocating time deposits	44,813	0.8%	43,355	0.8%
Other time deposits	72,826	1.3%	75	1.5%
Securities sold under agreements to repurchase	61,549	1.1%	62,273	1.3%
Total relationship based non-core funding	446,511	7.9%	468,041	9.4%
Wholesale funding:
Brokered deposits	-	0.0%	-	0.0%
Federal Home Loan Bank advances	445,345	7.9%	170,556	3.4%
Holding company loan	12,432	0.2%	14,932	0.3%
Pinnacle Bank loan	39,000	0.7%	-	0.0%
Subordinated debt- Pinnacle Financial	82,476	1.5%	82,476	1.7%
Total wholesale funding	579,253	10.3%	267,964	5.4%
Total non-core funding	1,025,764	18.2%	736,005	14.8%
Totals	$5,634,412	100.00%	$4,981,750	100.00%

(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At June 30, 2015 and December 31, 2014, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased slightly from 85.2% at December 31, 2014 to 81.8% at June 30, 2015, primarily as a result of our increased FHLB advances.

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

The amount of time deposits as of June 30, 2015 amounted to $417.3 million.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$36,199	0.38%
Over three but less than six months	29,686	1.03%
Over six but less than twelve months	45,419	1.10%
Over twelve months	30,985	2.33%
	$142,289	1.17%
Denominations $100,000 and greater
Three months or less	$77,395	0.36%
Over three but less than six months	64,221	0.39%
Over six but less than twelve months	77,362	0.61%
Over twelve months	56,022	0.24%
	$275,000	0.41%
Totals	$417,289	0.67%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by ourselves.  The sole assets of the Trusts are the Subordinated Debentures.  At June 30, 2015, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at June 30, 2015
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.09%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.68%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.93%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.14%

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
On June 15, 2012, we entered into a loan agreement with an unaffiliated bank for $25 million.  Our borrowings under the Loan Agreement bear interest at a LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available sources) for three months (all as selected by the Company), and (ii) an applicable margin. The applicable margin under the Loan Agreement ranges from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. At June 30, 2015, the rate was 2.72%.

We began making quarterly principal payments of $625,000 on September 30, 2012, and the loan matures on June 15, 2017. We are also permitted to prepay all or a portion of the principal amount outstanding under the Loan Agreement without penalty (in minimum aggregate amounts of $100,000) at any time so long as no event of default or unmatured event of default has occurred and is continuing. As of June 30, 2015, we had prepaid $5.0 million on this loan.  At June 30, 2015, the balance owed on this loan was $12.4 million.

On October 2, 2013, the loan agreement was amended to permit us to pay dividends on its capital stock so long as no event of default was then existing or would be caused by the payment of such dividends. As of June 30, 2015, we are aware of no defaults.

On February 4, 2015, Pinnacle Bank entered into a loan agreement with an unaffiliated bank for $40.0 million. Pinnacle Bank's borrowings under the loan agreement bear interest at rates at the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender (as published by Reuters), plus in each case an applicable margin. The applicable margin under the loan agreement ranges from 1.65% (165 basis points) to 1.95% (195 basis points) depending on the total aggregate principal amount outstanding under the loan agreement. The initial applicable margin is 1.95% (195 basis points). At June 30, 2015, the balance owed on this loan was $39.0 million.

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 (the "Notes") in a private placement transaction to accredited institutional investors. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the Federal Deposit Insurance Corporation (the "FDIC").

From the date of the issuance through July 29, 2020, the Notes will bear interest at the rate of 4.875% per year and will be payable semi-annually in arrears on January 30 and July 30 of each year, beginning on January 30, 2016. From July 30, 2020, the Notes will bear interest at a rate per annum equal to the three-month LIBOR rate plus 3.128%, payable quarterly in arrears on each January 30, April 30, July 30, and October 30, beginning on July 30, 2020, through the maturity date or the early redemption date of the Notes.

The sale of the Notes yielded net proceeds of approximately $59.1 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and intends to use the remaining net proceeds, together with available cash, to pay the cash portion of the merger consideration payable to Magna shareholders in connection with the mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna have issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes.

Capital Resources.  At June 30, 2015 and December 31, 2014, our stockholders' equity amounted to $841.4 million and $802.7 million, respectively, an increase of approximately $38.7 million.  Substantially all of this increase is attributable to our net income.

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

Dividends.   Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the six months ended June 30, 2015, our bank paid dividends of $7.5 million to us which is within the limits allowed by the TDFI.

During the six months ended June 30, 2015, we paid $8.6 million in dividends to common shareholders. On July 21, 2015, our Board of Directors declared a $0.12 quarterly cash dividend to common shareholders which should approximate $4.3 million in aggregate dividend payments that will be paid on August 28, 2015 to common shareholders of record as of the close of business on August 7, 2015. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

At June 30, 2015, our EVE model indicated we were in compliance with our policies noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios, management believes that at June 30, 2015, our balance sheet would likely be asset sensitive the first 100 bps of an interest rate increase but would transition to an asset sensitive position on further rate increases as many of the floors attached to variable rate loans would be surpassed. Our modeling indicates that our level of asset sensitivity would accelerate until rates had increased 300 bps and would become neutral at that point as we believe deposit pricing would become increasingly competitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers an initial rise in short-term interest rates in late-2015 and that such rates will continue to increase over several quarters while the longer end of the rate curve will rise only slightly.  The firm's "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks.  As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies:

·
Reduced our exposure to fixed rate investment securities in relation to total assets from approximately 23% as of December 31, 2010 to a current position of approximately 13% of total assets.  This reduction should assist the Company in becoming more asset sensitive over time.

·
Executed a series of cash flow hedges involving approximately $200 million in FHLB borrowings at pre-established fixed rates.  Fixed rate liabilities also provide for a more asset sensitive balance sheet.

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counterparty while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $317 million at June 30, 2015.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the amount of rate floors attached to floating and variable rate commercial loans from $1.300 billion at December 31, 2013 to $881.1 million as of June 30, 2015 thus promoting a more asset sensitive balance sheet over time.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.84% at December 31, 2013 to 0.64% at June 30, 2015.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset balance to ensure our ability to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At June 30, 2015, we were in compliance of our liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB.  As a result, our bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At June 30, 2015, our bank had received advances from the FHLB totaling $445.3 million at the following rates and maturities (dollars in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2015	$385,000	0.20%
2016	60,000	0.42%
2017	-	0.00%
2018	6	2.00%
2019	-	0.00%
Thereafter	339	2.42%
Total	$445,345
Weighted average interest rate		0.23%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of June 30, 2015.

Our bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at June 30, 2015, or during the quarter then ended under these agreements. Our bank also has approximately $1.1 billion in available Federal Reserve discount window lines of credit.

At June 30, 2015, excluding reciprocating time deposits issued through the CDARS network, we had no brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will not represent a significant percentage of our total funding in 2015 as we seek to maintain a higher level of core deposits.

At June 30, 2015, we had no significant commitments for capital expenditures, although we intend to construct a new retail location in the Knoxville MSA during 2015. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

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

Off-Balance Sheet Arrangements.  At June 30, 2015, we had outstanding standby letters of credit of $70.8 million and unfunded loan commitments outstanding of $1.6 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) Eliminate the presumption that a general partner should consolidate a limited partnership, 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and party relationships, 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We currently do not expect this ASU to have a material impact our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset. The amendments in this ASU are effective for public business entities for the first annual period beginning after December 15, 2015, and must be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We currently do not expect this ASU to have a material impact our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 36 through 56 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience a slower growth economic environment in 2015. Accordingly, we expect that our results of operations could continue to be negatively impacted by economic conditions, including reduced loan demand and greater competition for loans, in 2015. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. During 2014 and the first half of 2015, and in anticipation of increases in short term interest rates in the remainder of 2015 that we anticipate will occur, we have reduced the amount of variable rate loans with interest rate floors by approximately $450 million.  We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment.  In the event that short-term interest rates don't rise in the second half of 2015, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

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

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At June 30, 2015, our commercial and industrial loans accounted for almost 37.7% of our total loans, up from 31.5% at December 31, 2010. Additionally, approximately, 16.7% of our loans at June 30, 2015 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2015. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

Prior to our acquisition of CapitalMark, we operated primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers lived or had operations in these areas. With our acquisition of CapitalMark, we have increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee-Georgia MSA. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets.  We cannot assure you that economic conditions, including loan demand, in our markets will improve during the remainder of 2015 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

We have acquired a bank in Chattanooga and have entered into an agreement to acquire a bank in Memphis, and if consummated, that acquisition will provide additional geographic diversity.  Nonetheless, compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

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

On April 7, 2015 we announced the signing of a definitive merger agreement which provides for the merger of CapitalMark with and into Pinnacle Bank (the "CapitalMark Merger"), and on April 28, 2015 we announced the signing of a definitive merger agreement which provides for the merger of Magna with and into Pinnacle Bank (the "Magna Merger" and together with the Capital Mark Merger, the "Mergers"), in each case with Pinnacle Bank continuing as the surviving corporation. We consummated the CapitalMark Merger on July 31, 2015.

Following consummation of the Magna Merger, our current geographic expansion plans will be complete; however, we expect to continue to expand in Knoxville, Chattanooga and Memphis through additional branches and also may consider expansion within our current and expected markets through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including (all of which are generally applicable to an analysis of the risks relating to the Mergers):

Management of Growth.  We may be unable to successfully:

·	maintain loan quality in the context of significant loan growth;

·	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;

·	maintain adequate management personnel and systems to oversee such growth;

·	maintain adequate internal audit, loan review and compliance functions; and

·	implement additional policies, procedures and operating systems required to support such growth.

      Expansion into New Markets.   With the closing of the CapitalMark Merger, we increased our presence in the Knoxville, Tennessee MSA and expanded our operations into the Chattanooga, Tennessee-Georgia MSA. Upon consummation of the Magna Merger, we will enter more completely into the Memphis market. Both the Chattanooga and Memphis markets are highly-competitive metropolitan areas. In these new markets we will face competition from a wide array of financial institutions, including much larger, well-established financial institutions.

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
      Development of Offices.  There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish, including in the Chattanooga and Memphis markets after consummation of the Mergers, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.
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

A successful integration of CapitalMark's or Magna's operations with our operations will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our operations with the operations of CapitalMark or Magna without encountering difficulties, such as:

·	the loss of key employees and customers;

·	the disruption of operations and business;

·	inability to maintain and increase competitive presence;

·	loan and deposit attrition, customer loss and revenue loss;

·	possible inconsistencies in standards, control procedures and policies;

·	unexpected problems with costs, operations, personnel, technology and credit; and/or

·	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

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

We expect to incur significant costs associated with combining the operations of CapitalMark and Magna with our operations. We continue to work diligently to finalize detailed integration plans to deliver anticipated cost savings, but additional unanticipated costs may be incurred in the integration of our business with the businesses of CapitalMark and Magna. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

We have incurred substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the Mergers which have adversely impacted our earnings and will continue to do so until we begin realizing the cost savings that we believe are achievable. Completion of the Magna Merger is conditioned upon the satisfaction or waiver of all remaining closing conditions. We and Magna continue to work toward satisfying these conditions.

Failure to complete the Magna Merger could cause our stock price to decline.

If the Magna Merger is not completed for any reason, our stock price may decline because costs related to the Mergers, such as legal, accounting and financial advisory fees, must be paid even if the Merger is not completed. In addition, if the Magna Merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the Magna Merger will be completed.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. We believe that each of the Mergers meets these criteria. In addition to the general risks associated with our growth plans which is highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

·	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

·	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

·
the time and costs of evaluating new markets, hiring experienced local management and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

·	our ability to finance an acquisition and possible dilution to our existing shareholders;

·	the diversion of our management's attention to the negotiation of a transaction;

·	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

·	entry into new markets where we lack experience; and

·	risks associated with integrating the operations and personnel of the acquired business.

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

In addition, the terms of the indentures pursuant to which our subordinated debentures have been issued prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on our subordinated debentures.  Moreover, the terms of our bank subsidiary's loan agreement prohibit us from paying dividends on our common stock when there is an event of default or unmatured event of default under the loan agreement or when the payment of the dividend would result in an event of default or unmatured event of default under the loan agreement.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments and seasonality.

Our ability to continue to improve our operating results is dependent upon, among other things, aggressively growing our loan portfolio. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for borrowers whose businesses have been less negatively impacted by the challenging economic conditions of the last few years.  We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer.  This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.  Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Our investment in BHG may not produce the contribution to our results of operations that we expect.

On February 4, 2015 we acquired a 30% interest in BHG for $75 million in cash.  Although we have made other investments in businesses that we do not control, this is the largest investment of this type that we have made.  While we have a significant stake in BHG, are entitled to designate one member of BHG's four person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, we do not control BHG and the other managers and members of BHG make most decisions regarding BHG's operations without our consent or approval, including a decision to sell BHG subject to the satisfaction of certain conditions.  Any sale of all or a portion of our interest in BHG would adversely affect our noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal.

A significant portion of BHG's revenue (and correspondingly our interest in any of BHG's net profits) comes from the sale of loans originated by BHG to community banks, and the market for these loans, and BHG's net income in many instances, is conditioned upon these loan sales qualifying as "true sales" under applicable accounting guidance.  In the event that these sales did not constitute "true sales," BHG's business model and its results of operations may be materially and adversely affected. Moreover, the purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell.  In the event that BHG's loan growth slows over historical levels or its loan sales decrease, its results of operations and our non-interest income would be adversely affected.  BHG currently operates in most states without the need for a permit or any other license.  In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG's ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG's results of operations (and our interest in BHG's net profits) could be materially and adversely affected.

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

Although we have made meaningful progress over the last three years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle Bank's portfolio was approximately 7.7% of total loans at June 30, 2015. These loans make up approximately 19.7% of our non-performing loans at June 30, 2015. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

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

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

Bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations.  Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions.   These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. In the event that our assets were to exceed $10 billion (as is our expectation), we would become subject to these additional regulations, and our results of operations may be materially impacted by the additional costs to comply with these additional regulations. Although several regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At June 30, 2015, our goodwill and other identifiable intangible assets totaled approximately $245.7 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville, Knoxville, Memphis and Chattanooga markets. Moreover, much of our loan growth in 2012 through the first six months of 2015 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel (including key personnel of CapitalMark or Magna) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

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

Holders of Pinnacle Financial's and Pinnacle Bank's indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial's stockholders.

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At June 30, 2015, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million, which was subsequently amended on October 2, 2013 (the "Loan Agreement"). Borrowings under the Loan Agreement, combined with available cash, were used for the redemption, on June 20, 2012, of the remaining 71,250 shares of preferred stock owned by the U.S. Treasury that had been issued under the CPP.  Pinnacle Financial is required to make quarterly principal payments of $625,000 which began on September 30, 2012, until the loan matures on June 15, 2017.  The Loan Agreement includes negative covenants that limited, among other things, certain fundamental transactions, additional indebtedness, transactions with affiliates, liens, and sales of assets. As amended, the Loan Agreement permits Pinnacle Financial to pay dividends so long as there is no event of default or unmatured event of default under the Loan Agreement and the payment of the dividend would not cause an event of default or unmatured event of default. The Loan Agreement specifically restricts transfers or encumbrances of the shares of the capital stock of Pinnacle Financial's bank subsidiary. The Loan Agreement also includes financial covenants related to Pinnacle Financial's, and in some cases, Pinnacle Bank's, capitalization, levels of risk-based capital, ratio of nonperforming assets to tangible primary capital and ratio of allowance for loan and lease losses to nonperforming loans. The Loan Agreement also contains other customary affirmative and negative covenants, representations, warranties and events of default, which include but are not limited to, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, and the institution of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle Bank. If an event of default occurs and is continuing, Pinnacle Financial would be required immediately to repay all amounts outstanding under the Loan Agreement. Furthermore, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of this borrowing will have to be satisfied before any distributions can be made on Pinnacle Financial's common stock.

On February 4, 2015, Pinnacle Bank entered into a loan agreement (the "Bank Loan Agreement") with a bank for $40 million, the borrowings from which Pinnacle Bank used to acquire a 30% interest in BHG. The Bank Loan Agreement contains many of the same affirmative and negative covenants as are in the Loan Agreement. If an event of default occurs under the Bank Loan Agreement, Pinnacle Bank may be required to pay all amounts outstanding under the Bank Loan Agreement. Moreover, in the event of Pinnacle Bank's bankruptcy, dissolution or liquidation the obligations under the Bank Loan Agreement must be repaid before any distributions can be made to Pinnacle Financial. The Bank Loan Agreement contains many of the same covenants, restrictions and events of default as the Loan Agreement, including requirements that Pinnacle Bank maintain certain capital ratios.

On July 30, 2015, Pinnacle Bank issued $60 million of subordinated notes due July 30, 2025 in a private placement to certain institutional accredited investors. These notes are obligations of Pinnacle Bank, and not Pinnacle Financial, and the notes rank senior to shares of Pinnacle Bank's common stock, all of which is owned by Pinnacle Financial.  In the event of a liquidation or winding up of Pinnacle Bank, these notes, along with Pinnacle Bank's other indebtedness, would have to be repaid before Pinnacle Financial and its shareholders would be entitled to receive any of the assets of Pinnacle Bank.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	-	$-	-	-
May 1, 2015 to May 31, 2015	2,336	49.82	-	-
June 1, 2015 to June 30, 2015	-	-	-	-
Total	2,336	$49.82	-	-

(1)
During the quarter ended June 30, 2015, 8,527 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 2,336 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

4.1	Form of 4.875% Fixed-to-Floating Rate Subordinated Note due July 30, 2025 (incorporated by reference to the Current Report on Form 8-K filed by Pinnacle Financial Partners, Inc. on August 5, 2015)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

August 7, 2015	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

August 7, 2015	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer